Form 10-Q
period 1996-06-30
TARRANT APPAREL GROUP
filed 1996-07-30
CIK 944948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____________ to
         _____________

                        Commission File Number:  0-26430


                             TARRANT APPAREL GROUP
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                            95-4181026
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)



                             3151 EAST WASHINGTON BOULEVARD
                             LOS ANGELES, CALIFORNIA  90023
                  (Address of principal executive offices) (Zip code)

          Registrant's telephone number, including area code:   (213) 780-8250


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes [X]  No  [ ]


Number of shares of Common Stock of the registrant outstanding as of July 30, 1996 was 6,500,000.





                   This report includes a total of 15 pages.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX



                  PART 1. FINANCIAL INFORMATION                          PAGE
                                                                         ----
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at
          June 30, 1996 and December 31, 1995 (Audited)  . . . . . . . .   3

          Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 1996 and June 30, 1995 . .   4

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and June 30, 1995 . . . . . . .   5

          Notes to Consolidated Financial Statements . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . .   9




                  PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  14

Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . .  14

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  14

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . .  14

Item 5.   Other Information    . . . . . . . . . . . . . . . . . . . . .  14

Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . .  14


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS


                                                                        JUNE 30,            DECEMBER 31,
                                                                          1996                 1995
                                                                      ------------          ------------
                                        ASSETS                         (UNAUDITED)

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .     $ 4,432,026           $ 7,881,210
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . .      42,316,167            29,232,849
  Due from affiliates . . . . . . . . . . . . . . . . . . . . . .         134,393               861,105
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,610,810            13,808,661
  Temporary quota . . . . . . . . . . . . . . . . . . . . . . . .       2,073,916             1,373,368
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .         458,420               404,481
  Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . .       1,036,580               866,577
                                                                      -----------           -----------
        Total current assets  . . . . . . . . . . . . . . . . . .      59,062,312            54,428,251

  Property and equipment, net . . . . . . . . . . . . . . . . . .       2,894,363             3,011,192
  Due from Original Shareholders  . . . . . . . . . . . . . . . .       3,000,000                    --
  Permanent quota, net  . . . . . . . . . . . . . . . . . . . . .         367,917               388,374
  Trademarks, net . . . . . . . . . . . . . . . . . . . . . . . .              --                12,581
                                                                      -----------           -----------
        Total assets  . . . . . . . . . . . . . . . . . . . . . .     $65,324,592           $57,840,398
                                                                      ===========           ===========


                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . .     $ 9,272,103           $15,940,098
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .      18,876,116            11,123,799
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .       3,944,207             3,214,497
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .       1,769,004             1,146,411
                                                                      -----------           -----------
        Total current liabilities . . . . . . . . . . . . . . . .      33,861,430            31,424,805

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued                    --                    --
   and outstanding  . . . . . . . . . . . . . . . . . . . . . . .
Common stock, no par value, 10,000,000 shares authorized;
   6,500,000 shares, issued and outstanding   . . . . . . . . . .      14,950,222            14,950,222
Contributed capital . . . . . . . . . . . . . . . . . . . . . . .       1,434,259             1,434,259
Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .      15,078,681            10,031,112
                                                                      -----------           -----------
        Total shareholders' equity  . . . . . . . . . . . . . . .      31,463,162            26,415,593
                                                                      -----------           -----------
        Total liabilities and shareholders' equity  . . . . . . .     $65,324,592           $57,840,398
                                                                      ===========           ===========


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME





                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                    -------------------------------    -------------------------------
                                                         1996            1995              1996            1995
                                                    --------------    -------------    ------------    ---------------
                                                             (UNAUDITED)                      (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . .     $  68,870,470     $  57,582,675    $110,963,219    $   102,846,132

Cost of sales . . . . . . . . . . . . . . . . .        57,603,417        48,378,388      92,629,101         86,718,097
                                                    -------------     -------------    ------------    ---------------
Gross profit  . . . . . . . . . . . . . . . . .        11,267,053         9,204,287      18,334,118         16,128,035

Selling and distribution expenses . . . . . . .         1,793,595         1,747,959       3,508,668          3,375,850

General and administrative expenses . . . . . .         3,969,167         3,803,330       6,961,312          7,049,896
                                                    -------------     -------------    ------------    ---------------
Income from operations  . . . . . . . . . . . .         5,504,291         3,652,998       7,864,138          5,702,289

Interest expense  . . . . . . . . . . . . . . .          (577,259)       (1,362,098)       (984,946)        (2,581,820)

Interest income . . . . . . . . . . . . . . . .            63,735           335,217         128,798            562,791

Other income  . . . . . . . . . . . . . . . . .            91,823           228,148         152,365            718,988
                                                    -------------     -------------    ------------    ---------------
Income before provision for income taxes  . . .         5,082,590         2,854,265       7,160,355          4,402,248

Provision for income taxes  . . . . . . . . . .        (1,524,778)         (280,463)     (2,112,786)          (435,260)
                                                    -------------     -------------    ------------    ---------------
Net income  . . . . . . . . . . . . . . . . . .     $   3,557,812     $   2,573,802    $  5,047,569    $     3,966,988
                                                    =============     =============    ============    ===============
PRO FORMA DATA:

Income before provision for income taxes  . . .     $   5,082,590     $   2,854,265    $  7,160,355    $     4,402,248

Pro forma provision for taxes   . . . . . . . .        (1,524,778)         (690,593)     (2,112,786)        (1,141,272)
                                                    -------------     -------------    ------------    ---------------
Pro forma net income after adjustment for
   pro forma taxes  . . . . . . . . . . . . . .     $   3,557,812     $   2,163,672    $  5,047,569    $     3,260,976
                                                    =============     =============    ============    ===============
Pro forma net income per share after
   provision for income taxes   . . . . . . . .     $        0.55     $        0.48    $       0.78    $          0.72
                                                    =============     =============    ============    ===============

Weighted average common and common
   equivalent shares outstanding  . . . . . . .         6,515,427         4,500,000       6,507,714          4,500,000
                                                    =============     =============    ============    ===============



                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                    1996               1995
                                                                    ----               ----
                                                                         (UNAUDITED)
OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $5,047,569        $3,966,988
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Deferred tax provision  . . . . . . . . . . . . . . . . . .       (170,003)               --
  Depreciation and amortization   . . . . . . . . . . . . . .        446,015           436,546
  Loss on sale of fixed assets  . . . . . . . . . . . . . . .             --            61,063
  Allowance for returns and discounts   . . . . . . . . . . .       (294,346)          142,496
  Changes in operating assets and liabilities:
    Accounts receivable   . . . . . . . . . . . . . . . . . .    (12,788,971)      (12,513,200)
    Due from affiliates   . . . . . . . . . . . . . . . . . .        726,712        (1,866,729)
    Inventory   . . . . . . . . . . . . . . . . . . . . . . .      5,197,850        (2,052,561)
    Temporary quota   . . . . . . . . . . . . . . . . . . . .       (700,548)       (2,350,190)
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . .        (53,940)          (67,744)
    Prepaid income taxes  . . . . . . . . . . . . . . . . . .             --           (14,053)
    Accounts payable  . . . . . . . . . . . . . . . . . . . .      7,752,317         4,242,115
    Accrued expenses  . . . . . . . . . . . . . . . . . . . .      1,352,305         1,357,758
                                                                  ----------        ----------

            Net cash provided by (used in) operating               6,514,960        (8,657,511)
            activities  . . . . . . . . . . . . . . . . . . .     ----------        ----------

INVESTING ACTIVITIES
Purchase of fixed assets  . . . . . . . . . . . . . . . . . .       (163,146)         (537,460)
Purchase of permanent quota . . . . . . . . . . . . . . . . .       (133,002)         (341,170)
Investment in and advances to joint venture . . . . . . . . .             --         1,346,854
                                                                  ----------        ----------
            Net cash (used in) provided by investing                (296,148)          468,224
            activities  . . . . . . . . . . . . . . . . . . .     ----------        ----------

FINANCING ACTIVITIES
Bank borrowings, net  . . . . . . . . . . . . . . . . . . . .     (6,667,996)       15,108,161
Restricted cash . . . . . . . . . . . . . . . . . . . . . . .             --          (174,720)
Due from Original Shareholders  . . . . . . . . . . . . . . .     (3,000,000)       (5,405,235)
Long-term obligations . . . . . . . . . . . . . . . . . . . .             --           (11,069)
Distribution to Original Shareholders . . . . . . . . . . . .             --          (400,000)
                                                                  ----------        ----------

         Net cash (used in) provided by financing                 (9,667,996)        9,117,137
         activities . . . . . . . . . . . . . . . . . . . . .     ----------        ----------

Increase (decrease) in cash and cash equivalents  . . . . . .     (3,449,184)          927,850

Cash and cash equivalents at beginning of period  . . . . . .      7,881,210           502,565
                                                                  ----------        ----------

Cash and cash equivalents at end of period  . . . . . . . . .     $4,432,026        $1,430,415
                                                                  ==========        ==========


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF CONSOLIDATION

     On July 28, 1995, Tarrant Apparel Group, a California corporation (formerly Fashion Resource, Inc.) (the Company) completed an initial public offering (the Offering) of 2,000,000 shares of the Company's common stock at a price of $9.00 per share. The proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $14.8 million.

     In order to facilitate the Offering, Gerard Guez, the Chairman and Chief Executive Officer of the Company, and Todd Kay, the President of the Company (the Original Shareholders), contributed all of the capital stock of (i) NO! Jeans, Inc., a California corporation, Tarrant Company Limited and Marble Limited, both Hong Kong corporations, and (ii) a 49% interest in Tarrant Trading Limited, a United Arab Emirates corporation, to the Company. As a result, these affiliates became direct or indirect subsidiaries of the Company (the Reorganization). In addition, a stock dividend of 14,999 shares for each outstanding share of the Company was effected.

     The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries for the three and six months ended June 30, 1996 and have been prepared on a combined basis for the three and six months ended June 30, 1995 due to common ownership and business. The combination of companies was accounted for in a manner similar to a pooling of interest. All significant intercompany investments, transactions and balances have been eliminated.

     In 1994, the Company entered into a corporate joint venture, Litex, Ltd. (Litex), a Hong Kong corporation, with a third party in Hong Kong to establish and operate a garment manufacturing facility in the People's Republic of China. The Company sold its interest in the joint venture to the third party in March 1995. The investment in Litex has been accounted for under the equity method.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

     The consolidated financial data at December 31, 1995 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             TARRANT APPAREL GROUP

                                  (UNAUDITED)

     Concurrent with the closing of the Offering, the Parent Company changed its tax status from an S Corporation, which is essentially a non-taxed, or pass-through entity, to a taxed C Corporation for income tax purposes. As an S Corporation the Parent Company paid a 1.5% income tax to the State of California on its net taxable income.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                  June 30,           December 31,
                                                                    1996                1995
                                                                ------------         ------------
     U.S. trade accounts receivable  . . . . . . . . .          $ 23,031,005         $ 12,020,557
     Foreign trade accounts receivable . . . . . . . .            11,933,859            7,557,814
     Due from factor . . . . . . . . . . . . . . . . .             8,950,566           11,417,866
     Other receivables . . . . . . . . . . . . . . . .               391,297              584,362
     Allowance for returns and discounts . . . . . . .            (1,990,560)          (2,347,750)
                                                                ------------         ------------
                                                                $ 42,316,167         $ 29,232,849
                                                                ============         ============

4.   INVENTORY

     Inventory consists of the following:

                                                                  June 30,           December 31,
                                                                    1996                 1995
                                                                -----------          ------------
     Raw materials . . . . . . . . . . . . . . . . . .          $ 1,156,810          $  1,726,598
     Work-in-process . . . . . . . . . . . . . . . . .            1,439,664               714,286
     Finished goods shipments-in-transit . . . . . . .            1,694,360             6,768,152
     Finished goods  . . . . . . . . . . . . . . . . .            4,319,976             4,599,625
                                                                -----------          ------------
                                                                $ 8,610,810          $ 13,808,661
                                                                ===========          ============

     Raw materials are composed of fabric and trim accessories

5.   BANK BORROWINGS

     Bank borrowings consist of the following:

                                                                  June 30,           December 31,
                                                                    1996                 1995
                                                                -----------          ------------
     Hong Kong line of credit  . . . . . . . . . . . .          $ 1,012,997          $  1,463,799
     Import trade bills payable  . . . . . . . . . . .            8,259,106            11,587,427
     Advances against trade accounts receivable  . . .                   --             2,888,872
                                                                -----------          ------------
                                                                $ 9,272,103          $ 15,940,098
                                                                ===========          ============

                             TARRANT APPAREL GROUP

                                  (UNAUDITED)

6.  PRO FORMA DATA

    For federal and state income tax purposes, Tarrant Apparel Group was treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws through July 28, 1995, the effective date of the Reorganization.

    Pro forma income taxes have been determined assuming that the Company was a C Corporation for the three and six months ended June 30, 1995 and, therefore, that its U.S. income was taxed at an effective pro forma tax rate of 40% for that period. Based upon the Company's expressed intention to permanently maintain its Hong Kong earnings outside the U.S., no federal or state income tax has been provided on unremitted earnings of the Hong Kong operations.

    A pro forma presentation has been provided to reflect net income and net income per common share adjusted for pro forma taxes.

    The pro forma weighted average common and common equivalent shares outstanding have been adjusted from the 4,900,000 shares previously reported in the Form 10-Q for the quarterly period ended June 30, 1995 to reflect the elimination of a 400,000 share adjustment originally made to account for the capital in excess of earnings which was withdrawn by the Original Shareholders prior to the Offering. Additional earnings recorded subsequent to the Offering have necessitated that this adjustment be eliminated. Accordingly, the earnings per share amounts of $0.48 and $0.72 for the three and six months ended June 30, 1995, respectively, have been adjusted from the $0.44 and $0.67 previously reported in the Form 10-Q for the quarterly period ended
June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

   The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately priced apparel, primarily for women, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Lane Bryant and The Limited Stores, among other divisions of The Limited, Inc., and mass merchandisers, such as Target Stores. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses and dresses.

   Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.

   The Company typically experiences significant shifts in its net sales on a customer by customer and quarter by quarter basis. The Company believes that these shifts are due primarily to the nature of the Company's business. As is customary in the industry, the Company does not have long-term contracts with its customers, and most of the Company's sales are derived from large bulk orders. Thus, a change in the timing of receipt, shipment or number of orders received by the Company could result in a significant shift in the timing or amount of the Company's revenues. The Company may also experience significant shifts in revenues if a customer decides, for fashion or other reasons, not to re-order specific product lines that had previously accounted for a significant amount of that customer's business with the Company.

   Furthermore, significant fluctuations occur in the Company's product mix from period to period because of changing fashion trends or customer tastes, and the price at which a particular garment is sold by the Company will vary significantly depending on, among other things, the fabric used, construction and the country of origin (and, accordingly, the amount of time available to manufacture the garment).

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales and as adjusted in the pro forma manner set forth in the footnote to the table:

                                                       Three Months                      Six Months
                                                       Ended June 30,                   Ended June 30,
                                                   ---------------------            ---------------------
                                                    1996            1995             1996            1995
                                                    ----            ----             ----            ----
Net sales . . . . . . . . . . . . . . . . . .      100.0%          100.0%           100.0%          100.0%
Cost of sales . . . . . . . . . . . . . . . .       83.6            84.1             83.5            84.3
                                                   -----           -----            -----           -----
Gross profit  . . . . . . . . . . . . . . . .       16.4            15.9             16.5            15.7
Selling and distribution expenses . . . . . .        2.6             3.0              3.1             3.3
General and administration expenses . . . . .        5.8             6.6              6.3             6.8
                                                   -----           -----            -----           -----
Operating income  . . . . . . . . . . . . . .        8.0             6.3              7.1             5.6
Interest expense  . . . . . . . . . . . . . .       (0.8)           (2.3)            (0.9)           (2.5)
Other income  . . . . . . . . . . . . . . . .        0.2             1.0              0.2             1.2
                                                   -----           -----            -----           -----
Income before income taxes  . . . . . . . . .        7.4             5.0              6.4             4.3
Pro forma income taxes  . . . . . . . . . . .       (2.2)           (1.2)(1)         (1.9)           (1.1)(1)
                                                   -----           -----            -----           -----
 Pro forma net income . . . . . . . . . . . .        5.2%            3.8%             4.5%            3.2%
                                                   =====           =====            =====           =====
- --------------------------

(1) Reflects an income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods.


SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

Net Sales increased by $11.3 million, or 19.6%, from $57.6 million in the second quarter of 1995 to $68.9 million in the second quarter of 1996. The increase in net sales included increases of $12.5 million to divisions of The Limited, Inc. and $9.4 million to Target as offset in part by a decrease of sales to Kmart of $8.7 million. Overall, sales to divisions of The Limited, Inc. in the second quarter of 1996 amounted to 67.5% of total net sales, as compared to 59.1% in the comparable prior period, whereas aggregate sales to mass merchandisers (i.e., Sears, Kmart and Target) were 28.2% of total net sales as compared to 32.8% in the same period last year. In the second quarter of 1996, sales to Kmart were $3.7 million (or 5.3% of total net sales) as compared to $12.4 million (or 21.5% of total net sales) for the same period last year. The reduction of sales to Kmart resulted from the Company's decision to discontinue certain low margin business and a slowdown in buying activity related to Kmart's restructuring efforts.

The Company anticipates little or no sales to Kmart for the remainder of 1996 as compared to $18.5 million in the same period of 1995, of which $13.3 million was recorded in the quarter ending September 30, 1995. However, the Company is seeking to replace these sales for the remainder of 1996 with new business and growth of existing relationships with, among others, Target and Lane Bryant. Overall, sales for the second half of the year are expected to be close to those achieved in last year's second half.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the second quarter of 1996 was $11.3 million, or 16.4% of net sales, compared to $9.2 million, or 15.9% of net sales, in the comparable prior period, an increase in gross profit of 22.4%. The 0.5% increase in the gross profit margin primarily resulted from a reduction of certain low margin business with Kmart.

Selling and Distribution Expenses increased from $1.7 million in the second quarter of 1995 to $1.8 million in the second quarter of 1996. As a percentage of net sales, these expenses declined from 3.0% in the second quarter of 1995 to 2.6% in the second quarter of 1996. This percentage decrease is primarily due to a decrease in sales commission which amounted to 0.2% of net sales.

General and Administrative Expenses increased from $3.8 million in the second quarter of 1995 to $4.0 million in the second quarter of 1996. As a percentage of net sales, these expenses declined from 6.6% in the second quarter of 1995 to 5.8% in the second quarter of 1996. This percentage decrease resulted from a decrease in the provision for bad debt, which includes a provision for returns and discounts as well as bad debt expense. The provision for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the provision for returns and discounts during the second quarter of 1996 was $40,000, or 0.1% of net sales, compared to an increase in such provision of $692,000, or 1.2% of net sales, during the second quarter of 1995. The most significant portions of the increase in the provision for returns and discounts resulted from changes in the amount and aging of accounts receivable. Excluding the $732,000 net change in the provision for bad debt, general and administrative expenses increased from $3.1 million, or 5.4% of net sales, in the second quarter of 1995 to $4.0 million, or 5.8% of net sales, in the second quarter of 1996. This percentage increase is primarily due to an increase in professional fees including such fees as were necessitated by the transition from a private to a public company.

Operating Income in the second quarter of 1996 was $5.5 million, or 8.0% of net sales, compared to $3.7 million, or 6.3% of net sales, in the comparable prior period, an increase in operating income of 50.7% due to the factors described above. The 1.7% improvement in operating income as a percentage of net sales is attributable to a 0.5% increase in gross profit margin and a 1.2% decrease in operating expenses.

Other Income (which consists primarily of management fees and interest income) decreased from $563,000, or 1.0% of net sales, in the second quarter of 1995, to $156,000, or 0.2% of net sales, in the second quarter of 1996. The decrease primarily resulted from $64,000 of interest and $30,000 of management fee income in the second quarter of 1996 as compared to $335,000 and $214,000, respectively, in the second quarter of 1995. Management fee income is derived from an agreement with F.I.S., Inc. (FIS) which sourced and sold garments under the B.U.M. Equipment label and is two-thirds owned by the Original Shareholders. Since FIS has now elected to discontinue the sale of products bearing the B.U.M. Equipment label, the resulting substantial reduction of the management fee component of other income will continue in future periods.


FIRST SIX MONTHS FISCAL 1996 COMPARED TO FIRST SIX MONTHS FISCAL 1995

Net Sales increased by $8.1 million, or 7.9%, from $102.8 million in the first six months of 1995 to $111.0 million in the first six months of 1996. The increase in net sales included increases of $14.6 million to divisions of The Limited, Inc. and $13.2 million to Target as offset in part by a decrease of sales to Kmart of $16.7 million. Overall, sales to divisions of The Limited, Inc. in the first six months of 1996 amounted to 65.7% of total net sales, as compared to 56.7% in the comparable prior period, whereas aggregate sales to mass merchandisers (i.e., Sears, Kmart and Target) were 28.0% of total net sales as compared to 33.2% in the same period last year. In the first six months of 1996, sales to Kmart were $4.4 million (or 4.0% of total net sales) as compared to $21.1 million (or 20.5% of total net sales) for the same period last year. See net sales discussion in quarterly comparison.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first six months of 1996 was $18.3 million, or 16.5% of net sales, compared to $16.1 million, or 15.7% of net sales, in the comparable prior period, an increase in gross profit of 13.7%. The 0.8% increase in the gross profit margin primarily resulted from a reduction of certain low margin business with Kmart.

Selling and Distribution Expenses increased from $3.4 million in the first six months of 1995 to $3.5 million in the first six months of 1996. As a percentage of net sales, these expenses declined from 3.3% in the first six months of 1995 as compared to 3.1% in the first six months of 1996. This percentage decrease resulted from a decrease in sales commission which amounted to 0.2% of net sales.

General and Administrative Expenses were $7.0 million in the first six months of 1995 and 1996. As a percentage of net sales, these expenses declined from 6.8% in the first six months of 1995 to 6.3% in the first six months of 1996. This percentage decrease resulted from a decrease in the provision for bad debt, which includes a provision for returns and discounts as well as bad debt expense. The provision for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the provision for returns and discounts during the first six months of 1996 was $99,000, or 0.1% of net sales, compared to an increase in such provision of $852,000, or 0.8% of net sales, during the first six months of 1995. The most significant portions of the increase in the provision for returns and discounts resulted from changes in the amount and aging of accounts receivable. Excluding the $951,000 net change in the provision for bad debt, general and administrative expenses increased from $6.2 million, or 6.0% of net sales, in the first six months of 1995 to $7.1 million, or 6.4% of net sales, in the first six months of 1996. This percentage increase is primarily due to an increase in professional fees including such fees as were necessitated by the transition from a private to a public company.

Operating Income in the second quarter of 1996 was $7.9 million, or 7.1% of net sales, compared to $5.7 million, or 5.6% of net sales, in the comparable prior period, an increase in operating income of 37.9% due to the factors described above. The 1.5% improvement in operating income as a percentage of net sales is attributable to a 0.8% increase in gross profit margin and a 0.7% decrease in operating expenses.

Other Income (which consists primarily of management fees and interest income) decreased from $1.3 million, or 1.2% of net sales, in the first six months of 1995, to $281,000, or 0.2% of net sales, in the first six months of 1996. The decrease primarily resulted from $129,000 of interest and $52,000 of management fee income in the first six months of 1996 as compared to $563,000 and $706,000, respectively, in the first six months of 1995. Management fee income is derived from an agreement with F.I.S., Inc. (FIS) which sourced and sold garments under the B.U.M. Equipment label and is two-thirds owned by the Original Shareholders. Since FIS has now elected to discontinue the sale of products bearing the B.U.M. Equipment label, the resulting substantial reduction of the management fee component of other income will continue in future periods.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for funds has been to finance inventory, finished goods shipments-in-transit, and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital are cash flow from operations, borrowings under the Company's bank credit agreement and factoring agreement and proceeds from its initial public offering.

     During the first six months of 1996, net cash provided by operating activities was $6.5 million, which resulted from net income of $5.0 million and a net decrease in working capital items of $1.5 million. The working capital change included a $7.8 million increase in accounts payable and a decrease of $5.1 million in inventory related to the timing of finished goods shipments-in-transit as partially offset by a $12.8 million increase in accounts receivable, all of which resulted from record shipment activity in this period.

     During the first six months of 1996, cash flow used in investing activities was $296,000, which consisted of capital expenditures and the purchase of permanent quota.

     In the six months ended June 30, 1996, cash flow used in financing activities equaled $9.7 million, as a result of the repayment of $6.7 million of bank borrowings and a $3.0 million loan to the Original Shareholders.

     The Company has a $33.0 million credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HKSB") for direct borrowings and the purchase and exportation of finished goods. Under this facility, which is secured by a lien on certain inventory, the Company may arrange for the issuance of letters of credit and bank acceptances, as well as cash borrowings for working capital. This facility is subject to review at any time and the right of HKSB to demand payment at any time. Interest on cash borrowings and bank acceptances accrues at HKSB's U.S. best lending rate plus one-half to three-quarters percent per annum. As of June 30, 1996, the U.S. best lending rate equaled seven percent. The line of credit is subject to certain restrictive covenants imposed by HKSB including a provision that the aggregate net worth, as adjusted, of the Company will exceed $22.0 million plus 50% of net income earned after December 31, 1995 (i.e., $24.5 million as of June 30, 1996).

     Pursuant to an agreement (the "Factoring Agreement") with NationsBanc Commercial Corporation ("NBCC"), NBCC acts as the Company's sole factor for its accounts receivable. The Factoring Agreement, under which NBCC is secured by a lien on certain accounts receivable, provides that NBCC will pay the Company an amount equal to the gross amount of the Company's accounts receivable reduced by certain offsets, including among other things, discounts, returns and a commission payable by the Company to NBCC. The commission equals four-tenths of one percent, plus an additional one-quarter of one percent of the gross amount of its accounts receivable depending on the maturity of the account receivable. Prior to the date upon which NBCC must pay for the Company's accounts receivable, the Company may receive an advance of up to 85% of the purchase price of its accounts receivable, less certain offsets, although NBCC may in its discretion advance a greater amount to the Company. Interest on such advances accrues at the rate of one-quarter of one percent per annum below the prime rate charged from time to time by NBCC, except that the interest rate is in no event less than five percent per annum. As of June 30, 1996, the prime rate equaled eight and one-quarter percent. Under the Factoring Agreement, NBCC is obligated to pay the Company for accounts receivable on the third business day following payment of the account receivable or, with respect to all accounts receivable for which NBCC has assumed the credit risk, the earlier of such date or the 120th day after the due date of the account receivable. Subject to its credit review procedures, NBCC may decline to accept the credit risk on certain accounts receivable. The Factoring Agreement continues in force from year to year and may be terminated by NBCC on any anniversary of its effective date (September 28) or by the Company at any time, provided that in each case, the terminating party gives sixty days prior written notice.

     Beginning February 13, 1996, NBCC guaranteed the credit on only 70% of the Company's accounts receivable from Kmart and the factoring commission for such sales was increased to two and four-tenths percent. Effective June 14, 1996, NBCC resumed assuming 100% of the credit risk represented by Kmart invoices including those purchased invoices already existing and outstanding as of that date, and reduced its factoring commission for such sales from two and four-tenths percent to four-tenths of one percent, plus an additional one-quarter of one percent of the gross amount of its accounts receivable depending on the maturity of the accounts receivable.

     The Company believes that its cash flow from operations and borrowings under its current financing facilities should be sufficient to fund its operations and capital expenditures for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.     None.

ITEM 2.      CHANGES IN SECURITIES.     None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             The Company held its 1996 annual meeting of shareholders (the
             "Meeting") on May 30, 1996.   At the Meeting, the Company's
             shareholders considered and voted upon the following matters:

             1. Election of Directors. The re-election of the following seven persons to the Board of Directors of the Company, to serve until the next annual meeting of shareholders and until their successors have been elected and qualified:

             -----------------------------------------------------------------
               Name                     For          Against         Abstain
             -----------------------------------------------------------------
               Gerard Gerard         5,923,614         ---            14,600
               Donald Hecht          5,923,614         ---            14,600
               Todd Kay              5,923,614         ---            14,600
               Walter L. Krieger     5,923,614         ---            14,600
               Mark B. Kristof       5,923,614         ---            14,600
               Corazon R. Reyes      5,923,614         ---            14,600
               Karen S. Wasserman    5,923,614         ---            14,600

             2. Ratification of 1995 Stock Option Plan. The ratification of the 1995 Stock Option Plan.

             -----------------------------------------------------------------
                                        For          Against         Abstain
             -----------------------------------------------------------------
                                     4,266,770         38,950         16,200

             3. Ratification of the Appointment of Independent Auditor. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

             -------------------------------------------------------------------
                                        For          Against           Abstain
             -------------------------------------------------------------------
                                     5,920,114         8,800          9,300

ITEM 5.          OTHER INFORMATION.     None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      Exhibits:   None.
                 (b)      Reports on Form 8-K:   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TARRANT APPAREL GROUP



Date: July 30, 1996                     By: /s/ Mark B. Kristof
                                            ----------------------------------
                                            Mark B. Kristof
                                            Vice President - Finance and
                                            Chief Financial Officer


                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)