Form 10-Q
period 1996-09-30
TARRANT APPAREL GROUP
filed 1996-10-30
CIK 944948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from ________ to _________

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


Number of shares of Common Stock of the registrant outstanding as of October 30, 1996 was 6,500,000.



                   This report includes a total of 17 pages.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX



                 PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                                           ----

Item 1.          Financial Statements (Unaudited)

                 Consolidated Balance Sheets at
                 September 30, 1996 and December 31, 1995 (Audited) . . . . . . . . . . . . . . . . . . . . . . . . .       3

                 Consolidated Statements of Income for the Three and Nine Months
                 Ended September 30, 1996 and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .       4

                 Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1996 and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10


                 PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 3.          Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16


                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

                 PART I. - FINANCIAL INFORMATION

Item 1.          Financial Statements.

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS



                                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                                              1996                    1995
                                                                                        ----------------         --------------
                                        ASSETS                                            (UNAUDITED)
  Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     10,947,718         $    7,881,210
     Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,447,611             29,232,849
     Due from affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             57,885                861,105
     Due from Original Shareholders . . . . . . . . . . . . . . . . . . . . . . . . .          3,000,000                     --
     Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,646,386             13,808,661
     Temporary quota  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            659,366              1,373,368
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            512,930                404,481
     Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            902,523                866,577
                                                                                        ----------------         --------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,174,419             54,428,251

  Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,750,424              3,011,192
  Permanent quota, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            289,501                388,374
  Trademarks, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --                 12,581
  Long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            135,601                     --
                                                                                        ----------------         --------------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     61,349,945         $   57,840,398
                                                                                        ================         ==============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Bank borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      9,484,412         $   15,940,098
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,454,819             11,123,799
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,545,576              3,214,497
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,192,948              1,146,411
                                                                                        ----------------         --------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         27,677,755             31,424,805

  Shareholders' equity:
     Preferred stock, 2,000,000 shares authorized; none issued
        and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --                     --
     Common stock, no par value, 10,000,000 shares authorized;
        6,500,000 shares, issued and outstanding  . . . . . . . . . . . . . . . . . .         14,950,222             14,950,222
     Contributed capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,434,259              1,434,259
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,287,709             10,031,112
                                                                                        ----------------         --------------
          Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .         33,672,190             26,415,593
                                                                                        ----------------         --------------
          Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . .   $     61,349,945         $   57,840,398
                                                                                        ================         ==============




                            See accompanying notes.

                             TARRANT APPAREL GROUP
                       CONSOLIDATED STATEMENTS OF INCOME


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ------------------------------    -------------------------------
                                                     1996            1995               1996             1995
                                                 ------------   ---------------    --------------   --------------
                                                          (UNAUDITED)                         (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . .  $ 50,008,358   $    58,134,663    $  160,971,577   $  160,980,795
Cost of sales . . . . . . . . . . . . . . . . .    41,771,216        49,268,743       134,400,317      135,986,840
                                                 ------------   ---------------    --------------   --------------
Gross profit  . . . . . . . . . . . . . . . . .     8,237,142         8,865,920        26,571,260       24,993,955
Selling and distribution expenses . . . . . . .     1,643,002         1,815,397         5,151,670        5,191,247
General and administrative expenses . . . . . .     2,855,063         2,557,475         9,816,375        9,607,371
Nonrecurring charge related to LDA Option . . .            --         1,734,259                --        1,734,259
                                                 ------------   ---------------    --------------   --------------
Income from operations  . . . . . . . . . . . .     3,739,077         2,758,789        11,603,215        8,461,078
Interest expense  . . . . . . . . . . . . . . .      (451,515)       (1,055,603)       (1,436,461)      (3,637,423)
Interest income . . . . . . . . . . . . . . . .       116,892           140,056           245,690          702,847
Other income (expense)  . . . . . . . . . . . .       (75,426)          317,488            76,939        1,036,476
                                                 ------------   ---------------    --------------   --------------
Income before provision for income taxes  . . .     3,329,028         2,160,730        10,489,383        6,562,978
Provision for income taxes  . . . . . . . . . .    (1,120,000)         (189,401)       (3,232,786)        (624,661)
                                                 ------------   ---------------    --------------   --------------
Net income  . . . . . . . . . . . . . . . . . .  $  2,209,028   $     1,971,329    $    7,256,597   $    5,938,317
                                                 ============   ===============    ==============   ==============
PRO FORMA DATA:
   Income before provision for income tax . . .  $  3,329,028   $     2,160,730    $   10,489,383   $    6,562,978
   Pro forma adjustment to eliminate
     LDA Option . . . . . . . . . . . . . . . .            --         1,734,259                --        1,734,259
                                                 ------------   ---------------    --------------   --------------
   Pro forma income before income taxes . . . .     3,329,028         3,894,989        10,489,383        8,297,237
   Pro forma provision for income taxes . . . .    (1,120,000)       (1,119,705)       (3,232,786)      (2,260,967)
                                                 ------------   ---------------    --------------   --------------
   Pro forma net income after adjustment for
     nonrecurring charge and pro forma
     provision for income taxes . . . . . . . .  $  2,209,028   $     2,775,284    $    7,256,597   $    6,036,270
                                                 ============   ===============    ==============   ==============
   Pro forma net income per share after
     provision for income taxes . . . . . . . .  $       0.34   $          0.47    $         1.11   $         1.21
                                                 ============   ===============    ==============   ==============
   Income before provision for income taxes . .                       2,160,730                          6,562,978
   Pro forma provision for income taxes . . . .                      (1,119,705)                        (2,260,967)
                                                                ---------------                     --------------
   Pro forma net income after adjustment for
     pro forma taxes  . . . . . . . . . . . . .                 $     1,041,025                     $    4,302,011
                                                                ===============                     ==============
   Pro forma net income per share after
     provision for income taxes . . . . . . . .                 $          0.18                     $         0.87
                                                                ===============                     ==============
Weighted average common and common
   equivalent shares outstanding. . . . . . . .     6,513,062         5,913,043         6,509,496        4,971,014
                                                 ============   ===============    ==============   ==============



                            See accompanying notes.

                             TARRANT APPAREL GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------------
                                                                                    1996                    1995
                                                                                ------------              ------------
                                                                                              (UNAUDITED)
OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,256,597              $  5,938,317
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Nonrecurring charge related to LDA Option  . . . . . . . . . . . . . . . .             --                 1,734,259
   Deferred tax provision   . . . . . . . . . . . . . . . . . . . . . . . . .        (35,946)                 (531,846)
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        657,150                   654,629
   Loss on sale of fixed assets   . . . . . . . . . . . . . . . . . . . . . .             --                    61,063
   Allowance for returns and discounts  . . . . . . . . . . . . . . . . . . .       (714,294)                  497,474
   Changes in operating assets and liabilities:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .     (1,500,468)               (9,907,191)
         Due from affiliates  . . . . . . . . . . . . . . . . . . . . . . . .        803,220                  (395,407)
         Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,162,275                 2,736,577
         Temporary quota  . . . . . . . . . . . . . . . . . . . . . . . . . .        714,002                (1,011,448)
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       (108,449)                1,189,728
         Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . .             --                   (14,053)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      1,331,020                (2,705,804)
         Accrued expenses and income taxes payable  . . . . . . . . . . . . .      1,377,616                 2,605,547
                                                                                ------------              ------------
             Net cash provided by operating activities  . . . . . . . . . . .     12,942,723                   851,845
                                                                                ------------              ------------
INVESTING ACTIVITIES
Purchase of fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       (151,926)                 (592,534)
Purchase of long-term investments . . . . . . . . . . . . . . . . . . . . . .       (135,601)                       --
Purchase of permanent quota . . . . . . . . . . . . . . . . . . . . . . . . .       (133,002)                 (341,928)
Investment in and advances to joint venture . . . . . . . . . . . . . . . . .             --                 1,346,854
                                                                                ------------              ------------
             Net cash (used in) provided by investing activities  . . . . . .       (420,529)                  412,392
                                                                                ------------              ------------
FINANCING ACTIVITIES
Bank borrowings, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,455,686)              (10,673,394)
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                 4,760,900
Due from Original Shareholders  . . . . . . . . . . . . . . . . . . . . . . .     (3,000,000)                       --
Long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                   (98,585)
Distribution to Original Shareholders . . . . . . . . . . . . . . . . . . . .             --                (5,000,000)
Net proceeds from issuance of common stock  . . . . . . . . . . . . . . . . .             --                14,823,299
                                                                                ------------              ------------
             Net cash (used in) provided by financing activities  . . . . . .     (9,455,686)                3,812,220
                                                                                ------------              ------------
Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      3,066,508                 5,076,457
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .      7,881,210                   502,565
                                                                                ------------              ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .   $ 10,947,718              $  5,579,022
                                                                                ============              ============

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

         In order to facilitate the Offering, Gerard Guez, the Chairman and Chief Executive Officer of the Company, and Todd Kay, the President of the Company (the Original Shareholders), contributed all of the capital stock of
(i) NO! Jeans, Inc., a California corporation, and Tarrant Company Limited and Marble Limited, both Hong Kong corporations, and (ii) a 49% interest in Tarrant Trading Limited, a United Arab Emirates corporation, to the Company. As a result, these affiliates became direct or indirect subsidiaries of the Company (the Reorganization). In addition, a stock dividend of 14,999 shares for each outstanding share of the Company was effected.

         The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries for the periods following the Offering (July 29, 1995 through September 30, 1995 and the three and nine months ended September 30, 1996) and the combined accounts of the predecessor companies prior to the Offering. The combination of the predecessor companies was accounted for in a manner similar to a pooling of interest. All significant intercompany investments, transactions and balances have been eliminated.

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

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


         Concurrent with the closing of the Offering, the Company changed its tax status from an S Corporation, which is essentially a non-taxed, or pass-through entity, to a taxed C Corporation for income tax purposes. As an S Corporation the Company paid a 1.5% income tax to the State of California on its net taxable income.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                       1996                  1995
                                                                  -------------          ------------
         U.S. trade accounts receivable . . . . . . . . . . .     $  16,272,729          $ 12,020,557
         Foreign trade accounts receivable  . . . . . . . . .        10,041,700             7,557,814
         Due from factor  . . . . . . . . . . . . . . . . . .         6,283,428            11,417,866
         Other receivables  . . . . . . . . . . . . . . . . .           483,210               584,362
         Allowance for returns and discounts  . . . . . . . .        (1,633,456)           (2,347,750)
                                                                  -------------          ------------
                                                                  $  31,447,611          $ 29,232,849
                                                                  =============          ============

4.       INVENTORY

         Inventory consists of the following:

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                      1996                   1995
                                                                  -------------          ------------
         Raw materials  . . . . . . . . . . . . . . . . . . .     $   1,943,170          $  1,726,598
         Work-in-process  . . . . . . . . . . . . . . . . . .         1,270,489               714,286
         Finished goods shipments-in-transit  . . . . . . . .         2,394,288             6,768,152
         Finished goods . . . . . . . . . . . . . . . . . . .         5,038,439             4,599,625
                                                                  -------------          ------------
                                                                  $  10,646,386          $ 13,808,661
                                                                  =============          ============


         Raw materials are composed of fabric and trim accessories.

5.       BANK BORROWINGS

         Bank borrowings consist of the following:

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                      1996                   1995
                                                                  -------------          ------------
         Hong Kong line of credit . . . . . . . . . . . . . .     $          --          $  1,463,799
         Import trade bills payable . . . . . . . . . . . . .         9,484,412            11,587,427
         Advances against trade accounts receivable . . . . .                --             2,888,872
                                                                  -------------          ------------
                                                                  $   9,484,412          $ 15,940,098
                                                                  =============          ============

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


6.       LDA OPTION

         The consolidated statements of income reflect a charge related to the granting by the Original Shareholders of a four-year option (the LDA Option) to Limited Direct Associates, L.P. (LDA), a limited partnership, the general and limited partners of which are subsidiaries of The Limited, Inc. and the granting by the Company of registration rights to LDA pertaining to the option shares. Historically sales to divisions of The Limited, Inc. have represented a significant portion of the Company's sales. Subject to certain anti-dilution provisions, the LDA Option grants LDA the right to purchase from the Original Shareholders an aggregate of approximately 10% (649,999 shares) of the Company's common stock at a price per share of $7.20. For accounting purposes, even though the LDA Option was granted by the Original Shareholders and will not cover any shares of the Company's unissued common stock, the LDA Option has been treated as though it was granted by the Company. Accordingly, in the quarter ended September 30, 1995, the Company recorded a nonrecurring charge to earnings, in the amount of $1.7 million, which equals the $1.4 million estimated fair market value of the LDA Option plus the $300,000 estimated value of the expenses of registration for the offer and sale of the option shares. The $1.4 million component of this charge was offset by an equal credit to contributed capital because the Company's capital structure was not affected by the grant of the LDA Option. The $300,000 component of this charge was recorded as an accrued expense. Because of the credit to contributed capital, the net impact of this charge on shareholders' equity was $300,000.


7.       PRO FORMA DATA

         For federal and state income tax purposes, Tarrant Apparel Group was treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws through July 28, 1995, the effective date of the Reorganization.

         Pro forma income taxes for the three and nine months ended September 30, 1995 have been determined assuming that the Company was a C Corporation prior to the Reorganization and, therefore, that its U.S. income was taxed at an effective pro forma tax rate of 40% for the portion of these periods prior to July 29, 1995. Based upon the Company's expressed intention to permanently maintain its Hong Kong earnings outside the U.S., no federal or state income tax has been provided on unremitted earnings of the Hong Kong operations.

         A pro forma presentation has been provided to reflect net income and net income per share adjusted for pro forma taxes and the elimination of the nonrecurring charge to earnings related to the LDA Option in 1995 (Note 6). Such charge is considered an unusual event and not indicative of the operations of the on-going entity. In addition, for the three and nine months ended September 30, 1995, pro forma net income and net income per share have been presented adjusted only for income taxes.

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


         The pro forma net income of $2.8 million and $6.0 million and pro forma net income per share of $0.47 and $1.21 for the three and nine months ended September 30, 1995, respectively, have been adjusted from the $3.6 million and $6.8 million and $0.55 and $1.05 previously reported due to the reversal of a tax credit of $785,000 from the pro forma tax provision since this was a one-time benefit of the termination of the S Corporation status and adjustment of the weighted average shares outstanding for the three and nine months ended September 30, 1995 to 5,913,043 and 4,971,014 shares, respectively, from 6,500,000 shares previously reported for both periods, to reflect the shares issued in the Offering as outstanding from the date of issuance (July 28, 1995) rather than January 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately priced apparel, primarily for women, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Lane Bryant, Express and The Limited Stores, among other divisions of The Limited, Inc., and mass merchandisers, such as Target Stores. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses and dresses.

         On July 28, 1995, the Company closed an initial public offering (the Offering) of 2,000,000 shares of the Company's Common Stock at a price of $9.00 per share. The proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $14.8 million. Concurrent with the closing of the Offering, the Company changed its tax status from an S Corporation to a C Corporation for income tax purposes.

         Upon the change of tax status to a C Corporation, deferred income taxes became an asset of the Company and were recorded in the balance sheet with a corresponding credit to the provision for income taxes in the statement of income. In the quarter ended September 30, 1995, in accordance with FASB No. 109, the Company recorded in the provision for income tax a deferred tax credit of $785,000, which principally related to the temporary difference for book and tax purposes arising from the treatment of the allowance for returns and discounts.

         Concurrent with the closing of the Offering, Gerard Guez, the Chairman and Chief Executive Officer of the Company, and Todd Kay, the President of the Company (the Original Shareholders), granted a four-year option (the "LDA Option") to Limited Direct Associates, L.P. ("LDA'), a limited partnership, the general and limited partners of which are subsidiaries of The Limited, and the Company granted registration rights to LDA pertaining to the option shares. Historically, sales to divisions of The Limited have represented a significant portion of the Company's sales. Subject to certain anti-dilution provisions, the LDA Option grants LDA the right to purchase an aggregate of approximately 10% (649,999 shares) of the Company's outstanding Common Stock at a price per share of $7.20. For accounting purposes, even though the LDA Option was granted by the Original Shareholders, and will not cover any shares of the Company's unissued Common Stock, the LDA Option has been treated as though it was granted by the Company. Accordingly, in the quarter ended September 30, 1995, the Company recorded a nonrecurring charge to earnings, in the amount of $1.7 million, which equals the $1.4 million estimated fair market value of the LDA Option plus the $300,000 estimated value of the expenses of registration of the offer and sale of the option shares. The $1.4 million component of this charge was offset by an equal credit to contributed capital because the Company's capital structure was not affected by the grant of the LDA Option. The $300,000 component of this charge was recorded as an accrued expense. Because of the credit to contributed capital, the net impact of this charge on shareholders' equity was $300,000.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales and as adjusted in the pro forma manner set forth in the footnote to the table:

                                                              THREE MONTHS                     NINE MONTHS
                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                           ---------------------          ---------------------
                                                            1996           1995            1996           1995
                                                           ------         ------          ------         ------
Net sales . . . . . . . . . . . . . . . . . . . . . . .    100.0%         100.0%          100.0%         100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . . .     83.5           84.7            83.5           84.5
                                                           ------         ------          ------         ------
Gross profit  . . . . . . . . . . . . . . . . . . . . .     16.5           15.3            16.5           15.5
Selling and distribution expenses . . . . . . . . . . .      3.3            3.2             3.2            3.2
General and administration expenses . . . . . . . . . .      5.7            4.4             6.1            5.9
Nonrecurring charge related to LDA Option(1)  . . . . .       --            3.0              --            1.1
                                                           ------         ------          ------         ------
Operating income  . . . . . . . . . . . . . . . . . . .      7.5            4.7             7.2            5.3
Interest expense  . . . . . . . . . . . . . . . . . . .     (0.9)          (1.8)           (0.9)          (2.3)
Other income  . . . . . . . . . . . . . . . . . . . . .      0.0            0.8             0.2            1.1
                                                           ------         ------          ------         ------
Income before income taxes  . . . . . . . . . . . . . .      6.6            3.7             6.5            4.1
Pro forma income taxes  . . . . . . . . . . . . . . . .     (2.2)          (1.9)(2)        (2.0)          (1.4)(2)
                                                           ------         ------          ------         ------
   Pro forma net income . . . . . . . . . . . . . . . .      4.4%           1.8%            4.5%           2.7%
                                                           ======         ======          ======         ======


--------------------------

(1) On the effective date of the Offering the Company incurred a nonrecurring charge to earnings related to a grant by the Original Shareholders to Limited Direct Associates, L.P., an affiliate of The Limited, Inc., of a four-year option to purchase an aggregate of 649,999 shares, or 10% of the Company's Common Stock, at an exercise price equal to $7.20 per share.

(2) Reflects an income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods. The pro forma income tax as a percentage of net sales has been adjusted from the 0.6% and 0.9% previously reported for the three and nine months ended September 30, 1995, respectively, due to the reversal of a tax credit of $785,000 since this was a one-time benefit of the termination of the S Corporation status.


THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

Net Sales decreased by $8.1 million, or 14.0%, from $58.1 million in the third quarter of 1995 to $50.0 million in the third quarter of 1996. The decrease in net sales resulted from a decrease in sales of $13.3 million to Kmart as offset in part by an increase of sales to Target of $7.7 million. In addition, the timing of certain orders has shifted approximately $4 million of sales from the third quarter to the fourth quarter of 1996. Overall, sales to divisions of The Limited, Inc. in the third quarter of 1996 amounted to 67.1% of total net sales, as compared to 49.9% in the comparable prior period, whereas sales to Target were 30.2% of total net sales as compared to 12.7% in the same period last year. In the third quarter of 1996, there were no sales to Kmart as compared to $13.3 million (or 22.8% of total net sales) for the same period last year. The Company anticipates no sales to Kmart for the remainder of 1996 as compared to $5.3 million in the quarter ending December 31, 1995. However, the Company is seeking to replace these sales for the remainder of 1996 with new business and growth of existing relationships with, among others, Target, Lane Bryant and Express. Overall, sales for the remainder of the year are expected to exceed those achieved in the fourth quarter of 1995.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the third quarter of 1996 was $8.2 million, or 16.5% of net sales, compared to $8.9 million, or 15.3% of net sales, in the comparable prior period, a decrease in gross profit of 7.1%, which resulted from the decrease in net sales as offset in part by an increase in gross profit margin. The 1.2% increase in the gross profit margin can be attributed to a reduction of sourcing for manufacturers and certain business with Kmart.

Selling and Distribution Expenses decreased from $1.8 million in the third quarter of 1995 to $1.6 million in the third quarter of 1996. As a percentage of net sales, these expenses were 3.2% in the third quarter of 1995 and 3.3% in the third quarter of 1996.

General and Administrative Expenses increased from $2.6 million in the third quarter of 1995 to $2.9 million in the third quarter of 1996. As a percentage of net sales, these expenses increased from 4.4% in the third quarter of 1995 to 5.7% in the third quarter of 1996. This percentage increase is primarily due to the decrease in net sales. Excluding an increase in professional fees necessitated by the transition from a private to a public company, the absolute amount of these expenses remained constant in the third quarter of 1996 as compared to the third quarter of 1995.

Operating Income in the third quarter of 1996 was $3.7 million, or 7.5% of net sales, compared to $2.8 million, or 4.7% of net sales, in the comparable prior period. After adjusting for the $1.7 million nonrecurring charge recorded in the third quarter of 1995, operating income as a percentage of sales decreased from 7.7% in the third quarter of 1995 to 7.5% in the third quarter of 1996. The 0.2% difference in operating income as a percentage of net sales is attributable to a 1.2% increase in gross profit margin and a 1.4% increase in operating expenses.

Other Income (which consists primarily of management fees and interest income) decreased from $458,000, or 0.8% of net sales, in the third quarter of 1995, to $41,000, in the third quarter of 1996. The decrease primarily resulted from $117,000 of interest and $4,000 of management fee income in the third quarter of 1996 as compared to $140,000 and $245,000, respectively, in the third quarter of 1995. Management fee income is derived from an agreement with F.I.S., Inc. (FIS) which sourced and sold garments under the B.U.M. Equipment label and is two-thirds owned by the Original Shareholders. Since FIS has now elected to discontinue the sale of products bearing the B.U.M. Equipment label, the resulting substantial reduction of the management fee component of other income will continue in future periods.


FIRST NINE MONTHS 1996 COMPARED TO FIRST NINE MONTHS 1995

Net Sales were $161.0 million in the first nine months of 1995 and the first nine months of 1996. The flat net sales resulted from an increase of sales to Target of $20.9 million as offset by a decrease of sales to Kmart of $30.0 million. Overall, sales to divisions of The Limited, Inc. in the first nine months of 1996 amounted to 66.2% of total net sales, as compared to 54.3% in the comparable prior period, whereas sales to Target were 25.7% of total net sales as compared to 12.7% in the same period last year. In the first nine months of 1996, sales to Kmart were $4.4 million (or 2.7% of total net sales) as compared to $34.4 million (or 21.3% of total net sales) for the same period last year. See net sales discussion in quarterly comparison.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first nine months of 1996 was $26.6 million, or 16.5% of net sales, compared to $25.0 million, or 15.5% of net sales, in the comparable prior period, an increase in gross profit of 6.3%.
The 1.0% increase in the gross profit margin can be attributed to a reduction of sourcing for manufacturers and certain low margin business with Kmart.

Selling and Distribution Expenses were $5.2 million in the first nine months of 1995 and the first nine months of 1996. As a percentage of net sales, these expenses were 3.2% in both periods.

General and Administrative Expenses were $9.6 million in the first nine months of 1995 and $9.8 million in the first nine months of 1996. As a percentage of net sales, these expenses increased from 5.9% in the first nine months of 1995 to 6.1% in the first nine months of 1996. This percentage increase is primarily due to an increase in professional fees necessitated by the transition from a private to a public company.

Operating Income in the first nine months of 1996 was $11.6 million, or 7.2% of net sales, compared to $8.5 million, or 5.3% of net sales, in the comparable prior period. After adjusting for the $1.7 million nonrecurring charge recorded in the third quarter of 1995, operating income as a percentage of net sales increased from 6.4% in 1995 to 7.2% in 1996. The 0.8% improvement in operating income as a percentage of net sales is attributable to a 1.0% increase in gross profit margin and a 0.2% increase in operating expenses.

Other Income (which consists primarily of management fees and interest income) decreased from $1.7 million, or 1.1% of net sales, in the first nine months of 1995, to $323,000, or 0.2% of net sales, in the first nine months of 1996. The decrease primarily resulted from $246,000 of interest and $56,000 of management fee income in the first nine months of 1996 as compared to $703,000 and $951,000, respectively, in the first nine months of 1995. See other income discussion in quarterly comparison.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary need for funds has been to finance inventory, finished goods shipments-in-transit and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital are cash flow from operations, borrowings under the Company's bank credit agreement and factoring agreement and proceeds from its initial public offering.

    During the first nine months of 1996, net cash provided by operating activities was $12.9 million, which resulted from net income of $7.3 million and a net decrease in working capital items of $5.6 million. The working capital change included a $1.3 million increase in accounts payable and a decrease of $3.2 million in inventory primarily related to the timing of finished goods shipments-in-transit as partially offset by a $1.5 million increase in accounts receivable.

    During the first nine months of 1996, cash flow used in investing activities was $421,000, which consisted of capital expenditures and the purchase of long-term investments and permanent quota.

    In the nine months ended September 30, 1996, cash flow used in financing activities equaled $9.5 million, as a result of the repayment of $6.5 million of bank borrowings and a $3.0 million loan to the Original Shareholders.

    The Company has a $33.0 million credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HKSB") for direct borrowings and the purchase and exportation of finished goods. Under this facility, which is secured by a lien on certain inventory, the Company may arrange for the issuance of letters of credit and bank acceptances, as well as cash borrowings for working capital. This facility is subject to review at any time and the right of HKSB to demand payment at any time. Interest on cash borrowings and bank acceptances accrues at HKSB's U.S. best lending rate plus one-half to three-quarters percent per annum. As of September 30, 1996, the U.S. best lending rate equaled seven percent.

The line of credit is subject to certain restrictive covenants imposed by HKSB including a provision that the aggregate net worth, as adjusted, of the Company will exceed $22.0 million plus 50% of net income earned after December 31, 1995 (i.e., $25.6 million as of September 30, 1996).

    Pursuant to an agreement (the "Factoring Agreement") with NationsBanc Commercial Corporation ("NBCC"), NBCC acts as the Company's sole factor for its accounts receivable. The Factoring Agreement, under which NBCC is secured by a lien on certain accounts receivable, provides that NBCC will pay the Company an amount equal to the gross amount of the Company's accounts receivable reduced by certain offsets, including among other things, discounts, returns and a commission payable by the Company to NBCC. The commission equals four-tenths of one percent, plus an additional one-quarter of one percent of the gross amount of its accounts receivable depending on the maturity of the account receivable. Prior to the date upon which NBCC must pay for the Company's accounts receivable, the Company may receive an advance of up to 85% of the purchase price of its accounts receivable, less certain offsets, although NBCC may in its discretion advance a greater amount to the Company. Interest on such advances accrues at the rate of one-quarter of one percent per annum below the prime rate charged from time to time by NBCC, except that the interest rate is in no event less than five percent per annum. As of September 30, 1996, the prime rate equaled eight and one- quarter percent. Under the Factoring Agreement, NBCC is obligated to pay the Company for accounts receivable on the third business day following payment of the account receivable or, with respect to all accounts receivable for which NBCC has assumed the credit risk, the earlier of such date or the 120th day after the due date of the account receivable. Subject to its credit review procedures, NBCC may decline to accept the credit risk on certain accounts receivable. The Factoring Agreement continues in force from year to year and may be terminated by NBCC on any anniversary of its effective date (September 28) or by the Company at any time, provided that in each case, the terminating party gives sixty days prior written notice.

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

             None.

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

                                        TARRANT APPAREL GROUP



Date: October 30, 1996                  By:  /s/ Mark B. Kristof
                                            ----------------------------------
                                                 Mark B. Kristof
                                                 Vice President - Finance and
                                                 Chief Financial Officer


                                                 (Duly Authorized Officer and
                                                 Principal Financial and
                                                 Accounting Officer)