Form 10-K
period 1996-12-31
TARRANT APPAREL GROUP
filed 1997-03-07
CIK 944948

   As filed with the Securities and Exchange Commission on March 7, 1997.

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ____________ to ______________

                         Commission file number: 0-26430

                              TARRANT APPAREL GROUP
             (Exact name of registrant as specified in its charter)

          California                                      95-4181026
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

                         3151 East Washington Boulevard
                          Los Angeles, California 90023
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (213) 780-8250

    Securities registered pursuant to Section 12(b) of the Act: Common Stock

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $36,250,399, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of February 26, 1997: 6,552,276.

===============================================================================

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
Item 1.  BUSINESS.................................................................................................3
         General  ................................................................................................3
         Business Strategy........................................................................................3
         Products ................................................................................................4
         Customers................................................................................................4
         Design, Merchandising and Sales..........................................................................5
         Sourcing and Distribution................................................................................6
         Backlog  ................................................................................................8
         Management Fees..........................................................................................8
         Import Restrictions......................................................................................8
         Competition..............................................................................................9
         Employees...............................................................................................10

Item 2.  PROPERTIES..............................................................................................10

Item 3.  LEGAL PROCEEDINGS.......................................................................................10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................10

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.....................................................................................11
         NASDAQ Listing..........................................................................................11
         Dividend Policy.........................................................................................11

Item 6.  SELECTED FINANCIAL DATA.................................................................................12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...............................................................................13
         General  ...............................................................................................13
         Factors That May Affect Future Results..................................................................13
         Results of Operations ..................................................................................15
         Quarterly Results of Operations.........................................................................18
         Liquidity and Capital Resources.........................................................................18

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................19

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................20

Item 10. DIRECTORS AND EXECUTIVE OFFICERS........................................................................20

Item 11. EXECUTIVE COMPENSATION..................................................................................20

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..............................................................................................20

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................20

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Tarrant Apparel Group (the "Company"), a leading provider of private label casual apparel, primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel, primarily for women, under private label. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and built a private label business which during 1996 served over 20 customers. The Company's five major customers are Lerner New York, Limited Stores, Target Stores, Lane Bryant and Express, which together represented approximately 91.4% of the Company's net sales in fiscal 1996. In addition, in fiscal 1996, the Company's net sales to divisions of The Limited, Inc. ("The Limited"), including Lerner New York, Limited Stores, Lane Bryant and Express aggregated approximately 67.1% of net sales. The Company's current products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. Prior to its initial public offering in July 1995, the Company conducted its U.S. business under the name "Fashion Resource" and the Company has continued using that name in connection with its domestic operations.

         Over the past five years, the Company has achieved a compound annual growth rate in net sales of approximately 16.6% from $124.4 million in 1992 to $229.9 million in 1996. Gross profit margins during this period have consistently exceeded 15% and operating margins have shown steady improvement, particularly in the last three years. Pre-tax income has risen approximately 39.0% on a compound annual basis, from $3.9 million in 1992 to $14.6 million in 1996.

BUSINESS STRATEGY

         The Company believes that there has been a trend over the last several years toward consumer acceptance of casual, moderately-priced, private label apparel. For example, more than half of the top twenty-five Fortune 500 companies have instituted "casual Fridays," and other companies are following this trend. The Company also believes that the number of people who work at home is increasing substantially and that outside of the workplace, people's social activities are focusing more on family life and a more casual lifestyle. In particular, the Company believes that baby boomers are now rearing children and engaging in more recreational activities or are spending evenings at home. The Company also believes that in recent years apparel consumers have become more cost-conscious and are bypassing premium brand name or designer products in favor of quality products at lower prices. In partial response, apparel retailers have focused on "private label" apparel bearing the retailer's own name or a proprietary label. Private label apparel generally provides higher margins for the retailer than brand name or designer products, as a result of the lower wholesale costs of such apparel. Suppliers are able to sell these garments at lower wholesale prices due to the significant economies which they realize, including lower advertising and promotional costs, lack of brand name license fees and royalties and absence of "markdowns" and other risks and expenses inherent in the brand name apparel industry.

         Management believes that the Company has taken advantage of these trends by developing and refining the following strategies:

                  Customer-Focused Teams and Design and Test-Marketing Capabilities. The Company serves its major customers through integrated teams of designers, merchandisers and support personnel, some of whom serve on more than one team. The Company believes that this team approach fosters strong relationships with each major customer's staff and enables its employees to develop an in-depth understanding of the fashion, fabric and pricing strategies of the customer. The Company also assists many of its customers with the market testing of selected designs through its ability to source small quantities of selected items for production within a short time frame. The Company believes that its design, sample-making and test run capabilities have enhanced the likelihood (but does not ensure) that it will receive a significant portion of bulk orders for merchandise designed independently by the Company or in collaboration with its customers. Management also believes that its design capability is a major competitive advantage.

                  International Sourcing Network. The Company and its senior executives have developed long-standing relationships with a network of contract manufacturers and suppliers, who are used by the Company to fulfill most of the Company's manufacturing needs. The Company is aggressively expanding this network both within the countries where it currently sources goods and to other countries including those in which it has not previously sourced goods. The Company believes that this network has sufficient production capacity and flexibility to enable the Company to accept large orders, work on short production schedules and produce a broad range of garments at a variety of possible prices depending on the lead times required by the customer. Certain of these manufacturers also have the capability to produce small quantity test runs for the market test programs of the Company's customers.

                  Product Capabilities That Respond to Changing Fashion Needs. The Company believes that it has established a reputation with its customers as a "fashion resource" - a producer that is capable of designing and producing a broad range of quality merchandise and reacting rapidly to changing trends in fashion, fabrics and styles. In management's view, this reputation has afforded the Company a competitive advantage, because customers have been willing to place orders with the Company for an expanding range of products not previously sourced by the Company.

         The Company believes that by employing these strategies, it can attract new customers and increase sales to existing customers.

PRODUCTS

         In 1988, the Company received its first orders for private label women's denim jeans from Express, a division of The Limited. While women's jeans have historically been, and continue to be, the Company's principal product, in recent years the Company has expanded its sales of moderately-priced, women's apparel to include casual, denim and non-denim woven tops and bottoms. The Company's product lines currently include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $6.00 to over $25.00 per garment.

         Over the past two years, management's best estimate is that approximately forty percent of net sales were derived from the sale of pants and jeans, approximately fifteen percent of net sales were derived from the sale of shorts and shirts accounted for approximately one-eighth of net sales. The balance of net sales consisted of sales of dresses, jackets, leggings and other products. These estimates do not include any information relating to fabric sales, net sales of Tarrant Company Limited, a wholly-owned subsidiary ("Tarrant HK"), or net sales to non-combined affiliates for which, in each case, the Company does not have data segregated by apparel category.

         The Company, in the ordinary course of its business, regularly evaluates new markets and potential acquisitions and believes that numerous opportunities exist due, in part, to the adverse effect on the earnings of many apparel companies of the recent decline in retail sales generally. Such opportunities could include transactions involving acquisitions or brand affiliations. Although the Company currently is evaluating several brand affiliations, there are no existing commitments with respect to any acquisition or affiliation.

CUSTOMERS

         For the year ended December 31, 1996, affiliated stores owned by The Limited, including Lerner New York, Limited Stores and Lane Bryant, accounted for 67.1% of the Company's net sales and Target Stores accounted for 24.3% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in 1996. In the same period, the predominant portion of the Company's sales were of private label apparel. The Company currently serves over 20 customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

         The Company does not have long-term contracts with any of its customers and, therefore, there can be no assurance that any customer will continue to place orders with the Company of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. Various retailers, including divisions of The Limited, have experienced sluggish sales and declines in revenue and profits in recent periods. To the extent that these financial difficulties continue or worsen, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected. As a result of the importance of The Limited to the operations of the Company, The Limited and its divisions have the ability to exert significant influence over the Company's business decisions.

DESIGN, MERCHANDISING AND SALES

         While many private label producers only arrange for the bulk production of styles specified by their customers, the Company not only designs garments, but also assists some of its customers in market testing new designs. The Company believes that its design, sample-production and test-run capabilities give it a competitive advantage in obtaining bulk orders from its customers. The Company also often receives bulk orders for garments it has not designed because many of its customers allocate bulk orders among more than one producer.

         The Company has developed integrated teams of design, merchandising and support personnel, some of whom serve on more than one team, that focus on designing and producing merchandise that reflects the style and image of their customers. These teams were initially created in 1992 to serve the specific needs of each of Limited Stores and Lerner New York. Currently, in addition to Limited Stores and Lerner New York, teams work with each of Target Stores, Express and Lane Bryant.

         Each team is responsible for all aspects of its customer's needs, including designing products, developing product samples and test items, obtaining orders, coordinating fabric choices and procurement, monitoring production and delivering finished products. In particular, the team seeks to identify prevailing fashion trends that meet its customer's retail strategies and design garments incorporating those trends. The team also works with the buyers of its customer to revise designs as necessary to better reflect the style and image that the customer wishes to project to consumers. During the production process, the team is responsible for informing the customer about the progress of the order, including any difficulties that might affect the timetable for delivery. In this way, the Company and its customer can make appropriate arrangements regarding any delay or other change in the order. The Company believes that this team approach enables its employees to develop an understanding of the customer's distinctive styles and production requirements in order to respond effectively to the customer's needs.

         As part of the Company's merchandising strategy, the Company produces, at its own expense, one or more samples of garments embodying new designs. The Company produces samples at its facilities in Guangdong Province, China, Hong Kong and Los Angeles. The Chinese facility, which has 130 employees, currently furnishes a significant portion of the Company's sample requirements.

         From time to time and at scheduled seasonal meetings, the Company presents its samples to the customer's buyers, who determine which, if any, of those samples will be produced on a test run or a bulk scale. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores such as divisions of The Limited, may require that a product be "tested" before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables the Company's customers to identify garments that may appeal to consumers and also provides the Company with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, the Company generally receives a significant percentage of the customer's total bulk order of the tested item. In addition, as is typical in the private label business, the Company receives bulk production orders to produce merchandise designed by its competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

SOURCING AND DISTRIBUTION

         When bidding for or filling an order, the Company's international sourcing network enables it to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. The Company maintains its primary sourcing office in Hong Kong. The Company's senior management has historically had and continues to have strong relationships with suppliers and manufacturers located in Hong Kong and China. In recent years, the Company has expanded its network to include suppliers and manufacturers located in a number of additional countries. See "- International Sourcing." In 1996, approximately 15% of the Company's merchandise, on the basis of the free on board cost at the supplier's plant ("FOB Basis"), was manufactured in the U.S., and approximately 85% was manufactured in Asia and other parts of the world.

         The use of contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. The loss of any of its major contractors, particularly its product manufacturers, could have a material adverse effect on the Company's financial condition and results of operations until alternative supplier arrangements are secured.

         The Company believes that it has the ability, through its production network, to operate on production schedules with lead times as short as 30 days. Typically, the Company's specialty retail customers attempt to respond quickly to changing fashion themes and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. These retailers, including divisions of The Limited, frequently require production schedules with lead times ranging from 30 to 120 days. Although mass merchandisers, such as Target, are beginning to operate on shorter lead times, they are occasionally able to estimate their needs as much as six months to one year in advance for "program" business - basic products that do not change in style significantly from season to season. The Company's ability to operate on production schedules with a wide range of lead times helps it to meet its customers' varying needs.

         By allocating an order among different manufacturers, the Company can fill the high-volume orders of its customers, while meeting their delivery requirements. Upon receiving an order, the Company determines which of its suppliers and manufacturers can best fill the order and meet the customer's price, quality and delivery requirements. The Company considers, among other things, the price charged by each manufacturer and the manufacturer's available production capacity to complete the order, as well as the availability of quota for the product from various countries and the manufacturer's ability to produce goods on a timely basis subject to the customer's quality specifications. The Company's personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that the Company stagger the delivery of products over several weeks.

         The Company often purchases fabric to meet the specifications of the customer's order. The Company has the fabric shipped directly to the factory and invoices the factory for the fabric. Generally the factories pay the Company for the fabric with offsets against the price of the finished goods. For its longstanding program business, the Company may purchase fabric in advance of receiving the order, but in accordance with the customer's specifications. The Company's primary sources of working capital are cash flow from operations and borrowings under the Company's bank credit agreements and factoring agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         International Sourcing

         The Company conducts and monitors the majority of its international sourcing operations from its offices in Hong Kong. These offices comprise approximately 36,250 square feet of leased office space. At January 31, 1997, the Company had approximately 170 full-time employees in Hong Kong, many of whom have extensive knowledge about and experience with sourcing and production in Hong Kong and China, including purchasing, manufacturing and quality control. Several times each year, members of the Company's senior management, including those resident in Hong Kong and China, visit and inspect the facilities and operations of the Company's international suppliers and manufacturers.

         The Company contracts with suppliers of raw materials and manufacturers located primarily in Hong Kong, as well as in China, the U.S., Macau, Thailand and the UAE among approximately twenty countries currently used by the Company for sourcing. In 1996, the Company imported approximately 80% of its products (on an FOB Basis) utilizing quota from Hong Kong and China, and approximately 5% of its products (on an FOB Basis) were imported from other countries.

         Foreign manufacturing is subject to a number of risk factors, including, among other things, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas). In addition to these risk factors, the Company faces additional risks arising from the uncertainty regarding the future status of Hong Kong after resumption of Chinese sovereignty on July 1, 1997, the continuation of favorable trade relations between the U.S. and China (in particular the continuation of China's Most Favored Nation ("MFN") status for tariff purposes), and the continuation of economic reform programs in China which encourage private economic activity. Each of these factors could have a material adverse effect on the Company.

         While the Company is in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong, the Company still contracts with manufacturers and suppliers located primarily in Hong Kong, and currently expects that it will continue to do so. Any significant disruption in the Company's operations or its relationships with its manufacturers and suppliers located in Hong Kong could have a material adverse effect on the Company.

         Domestic Sourcing

         The Company conducts its domestic sourcing from its Los Angeles facility. This facility comprises approximately 100,000 square feet of leased office and warehouse space. In general, the Company intends to utilize domestic sourcing to deliver products ordered on a short delivery schedule, when a customer desires to sell products with a "Made in the USA" label or when it otherwise determines that domestic manufacturing is appropriate.

         The Company also manufactures samples at its Los Angeles facility. Samples are produced at the Company's expense and embody a particular design idea that can be presented to a customer as a means of soliciting an order. See "Business - Design, Merchandising and Sales." Because of its local sample-making capacity, the Company is capable of responding quickly to customers' requests for revisions to samples. As a result, management believes that this capability gives the Company a competitive advantage.

         The Sourcing Process

         As is customary in the industry, the Company does not have any long-term contracts with its manufacturers. The Company typically contracts (on the basis of a written purchase order) with one to three manufacturers to produce a bulk order. The Company often arranges on behalf of these manufacturers for the purchase of fabric from one supplier for the entire order, in which case the Company deducts the cost of the fabric when paying the manufacturer's invoice. By procuring fabric for an entire order from one source, the Company believes that production costs per garment are reduced and customer specifications as to fabric quality and color can be controlled. In 1996, an aggregate of approximately $32.7 million (on an FOB Basis) or 46.3% of fabric for the Company's imported products was purchased from three suppliers located in Hong Kong with weaving mills in China, and approximately $60.4 million (on an FOB Basis) or approximately 47.5% of the Company's imported products were purchased from five manufacturers with facilities in Hong Kong.

         During the manufacturing process, the Company's quality control personnel visit each factory to inspect garments when the fabric is cut, as it is being sewn and as the garment is being finished. Daily information on the status of each order is transmitted from the various manufacturing facilities to the Company's offices in Hong Kong and Los Angeles. The Company, in turn, keeps its customers apprised, often through daily telephone calls and frequent written reports. These calls and reports include candid assessments of the progress of a customer's order, including a discussion of the difficulties, if any, that have been encountered and the Company's plans to rectify them.

BACKLOG

         At February 15, 1997, the Company had unfilled customer orders of approximately $81.6 million as compared to approximately $49.4 million as of February 15, 1996. The Company believes that all of its backlog of orders as of February 15, 1997 will be filled within the current fiscal year. Backlog is based on the Company's estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from its backlog.

MANAGEMENT FEES

         In 1992, the Company entered into a business arrangement with F.I.S., Inc. ("FIS"), a corporation which sourced and sold garments under the B.U.M. Equipment label until it ceased operations in the second quarter of 1996. Under this arrangement, the Company acted as a sourcing agent for and sold finished garments to FIS. The price charged for these garments equaled the cost of the goods (on an FOB Basis, including the cost of import quota) plus a 10% commission. In addition, the Company provided FIS with certain management, administrative and operations services, including, without limitation, designing, merchandising, production and accounting services. In consideration of the foregoing services, FIS paid the Company a fee based upon the net sales of FIS.

IMPORT RESTRICTIONS

         Quotas. The Company imported approximately 85% of its products (on an FOB Basis) in 1996. Almost all of the products imported were manufactured in a foreign jurisdiction (e.g., Hong Kong and China) with which the U.S. has entered into a bilateral textile agreement that, among other restrictions, imposes specific quantitative restraints, or "quotas," on the amounts of various categories of textiles and apparel that can be imported into the U.S. from that foreign jurisdiction during a particular quota year. These bilateral textile agreements also include provisions which allow the U.S. to impose quotas on categories of textiles and apparel not previously under quota or to "charge" (i.e., impose deductions upon) the quotas for origin-related violations. Accordingly, the Company's operations are subject to the restrictions imposed by these bilateral agreements.

         Until recently, the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement ("MFA"), provided the international framework for the global regulation of the textile and apparel trade. Pursuant to the MFA, the U.S. entered into these bilateral textile agreements for the purpose of imposing quotas on the imports of textiles and apparel. However, under "The Final Act Embodying the Results of the Uruguay Round of Multilateral Trade Negotiations" (the "Uruguay Round Agreement") which was agreed to on a preliminary basis in December 1993 by 117 member nations of the General Agreement on Tariffs and Trade ("GATT"), and enacted into U.S. domestic law in December 1994 under the Uruguay Round Agreements Act (the "URAA"), the MFA has been replaced by the World Trade Organization Agreement on Textiles and Clothing (the "ATC"). Under the ATC, quotas implemented under the MFA on the importation of textiles and apparel from countries that are members of the World Trade Organization (the "WTO," which is the successor organization to GATT under the Uruguay Round Agreement) will be phased out over a ten-year period that commenced on January 1, 1995 (with the U.S. phasing out quotas on most of the sensitive categories at the end of this period). However, a member country may, under the Uruguay Round Agreement on Safeguards, re-impose quotas on textiles and apparel under certain specified conditions.

         China is a signatory to the MFA, but was not a member of GATT and, therefore, was not a party to the Uruguay Round Agreement. China has not been admitted as a member of the WTO, although it is in the process of trying to negotiate its accession to the WTO at this time. Because China is not a member of the WTO, its exports of textiles and apparel to the U.S. are not covered by the ATC. Accordingly, the U.S. continues to control imports of textiles and apparel from China under the existing bilateral agreement between the U.S. and China. On January 17, 1994, the U.S. and China signed a three-year agreement which set the 1994 textile and apparel quotas from China at their 1993 levels and increased the quota by 1.0% for each of 1995 and 1996. A new agreement, to replace the expiring 1994 Agreement, was signed in February, 1997. It will become effective January 1, 1998 for a four year period and will continue to permit some growth in most quota categories.

         In the event that China eventually becomes a member of the WTO, it will be afforded the rights granted other members under the ATC, including the phase-out of textile and apparel quotas over the ten-year period that commenced on January 1, 1995. However, there can be no assurance that China will become a member of the WTO, particularly since the U.S. has expressed dissatisfaction with China's progress in opening its domestic market in a number of areas.

         In 1996, products imported using Hong Kong quota accounted for approximately 79.4% of the Company's imported net sales (on an FOB Basis). Under the U.S. and Hong Kong rules of origin currently in effect, the Company conducts certain, non-origin conferring manufacturing operations in China for a significant portion of the products it imports using Hong Kong quota. As part of the URAA, the U.S. implemented new rules of origin which become effective on July 1, 1996. These new rules of origin had little actual impact on the country of origin of the merchandise imported by the Company. The Company is nevertheless attempting to diversify its sourcing network to reduce reliance on Hong Kong sources, in part to minimize the potential effects of this change in the rule of origin. It is also taking steps to obtain additional quota from China in the event that these new rules of origin result in changing the origin of the products presently subject to Hong Kong quota.

         Duties and Tariffs. Merchandise imported by the Company into the U.S. is subject to rates of duty established by U.S. statute. In general, these rates vary, depending on the type of product, from 3.0% to 34.6% of the appraised value of the product. In addition to duties, in the ordinary course of its business, the Company, from time to time, may become subject to claims by the U.S. Customs Service for penalties, liquidated damage claims and other charges relating to import activities. Similarly, from time to time, the Company may be entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

         Products imported from China into the U.S. currently receive the same preferential tariff treatment accorded goods from countries granted MFN status. China's MFN status, which is granted on an annual basis, expires in July 1997. China's MFN status has been a contentious political issue for several years because of concerns regarding labor and human rights practices, weapons proliferation, trade policies and failure to protect U.S. intellectual property rights. Previous legislation attaching conditions to China's MFN status has been passed by both houses of the Congress, but did not survive presidential vetoes. There can be no assurance that the U.S. will not revoke China's MFN status entirely or place greater conditions or restrictions on this status, but absent a major deterioration in U.S.- China relations, it is anticipated that China will maintain its MFN status. If China's MFN status were to terminate, and Chinese origin products had to enter the U.S. without the benefit of MFN status, such goods will be subject to significantly higher duties than at present. Any such increased duties would increase the cost or reduce the supply of the Company's goods imported from China. In 1996, products imported using China quota accounted for approximately 11.5% of the Company's imported net sales (on an FOB Basis). The Company is taking steps to diversify its sourcing network to reduce its dependence on Chinese-origin products.

         The Company's continued ability to source products from foreign jurisdictions may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, changes in trade policy, significant decreases in import quotas, embargoes, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

COMPETITION

         There is intense competition in the sectors of the apparel industry in which the Company participates. The Company competes with many other manufacturers, many of which are larger and have greater resources than the Company. The Company also faces competition from its own customers and potential customers, many of which have established, or may establish, their own internal product development and sourcing capabilities. For example, The Limited's wholly-owned subsidiary, Mast Industries, Inc., competes with the Company and other private label apparel suppliers for orders from divisions of The Limited. The Company believes that it competes favorably on the basis of design and sample capabilities, quality and value of its products, price, the production flexibility that it enjoys as a result of its sourcing network and the long-term customer relationships it has developed.

EMPLOYEES

         At January 31, 1997, the Company had approximately 110 full-time employees in Los Angeles, 170 full-time employees in Hong Kong and 130 in China. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company currently conducts its operations from three facilities, all of which are leased. The Company's executive offices and warehouse facilities are located at 3151 East Washington Boulevard, Los Angeles, California 90023. The Company leases this facility for an annual rent of $567,000 from a California corporation which is owned by Gerard Guez and Todd Kay, the Company's Chief Executive Officer and President (the "Original Shareholders"). The base rent is subject to increase on January 1, 1998 and every two years thereafter by an amount equal to at least five percent but no greater than ten percent. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, terminates in December 2003 subject to a renewal option for five additional years. The Company also leases approximately 36,250 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by the Original Shareholders. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, expires in June 2004. See Note 9 of Notes to Consolidated Financial Statements for additional information with respect to these leases.

         The Company believes that its other existing facilities are well maintained, in good operating condition and adequate to meet its current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the it's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

NASDAQ LISTING

         The Company's Common Stock began trading on The Nasdaq Stock Market's National Market ("NASDAQ") under the symbol "TAGS" on July 24, 1995.

         The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's Common Stock as reported by NASDAQ.


         1996                                   LOW      HIGH
         ----                                  -----    ------
         First Quarter .....................   $5.75    $ 8.25

         Second Quarter ....................   $7.50    $10.62

         Third Quarter .....................   $7.25    $10.25

         Fourth Quarter ....................   $9.12    $14.75

         1997                                   LOW      HIGH
         ----                                  ------   ------
         First Quarter (through February 26)   $13.50   $18.25


         On February 26, 1997, the last reported sale price of the Company's Common Stock as reported on NASDAQ was $17.75. Shareholders are urged to obtain current market quotations for the Common Stock. As of February 26, 1997, there were approximately 16 shareholders of record of the Company.

DIVIDEND POLICY

         The Company intends to retain future earnings for use in its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

          The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.


                                                                                    YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------------
                                                                   1992         1993         1994            1995         1996
                                                                ---------    ---------    ---------       ---------    ---------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net sales ................................................   $ 124,448    $ 147,017    $ 177,108       $ 205,174    $ 229,861
   Cost of sales ............................................     105,648      121,971      148,740         172,959      192,288
                                                                ---------    ---------    ---------       ---------    ---------
        Gross profit ........................................      18,800       25,046       28,368          32,215       37,573
   Selling and distribution expenses ........................       3,128        5,360        6,118           6,761        7,124
   General and administrative expenses ......................       8,088       11,636       12,359          13,493       13,990
   Officers' bonus(1) .......................................       2,061        3,000         --              --           --
   LDA Option(2) ............................................        --           --           --             1,734         --
                                                                ---------    ---------    ---------       ---------    ---------
        Income from operations ..............................       5,523        5,050        9,891          10,227       16,459
   Interest expense .........................................      (2,328)      (3,410)      (3,696)         (4,003)      (1,865)
   Interest income ..........................................         580          210           78             773          337
   Other income / (expense)(3) ..............................         112        2,359        1,367           1,274         (302)
                                                                ---------    ---------    ---------       ---------    ---------
        Income before provision for income taxes and
           cumulative effect of accounting change............       3,887        4,209        7,640           8,271       14,629
   Provision for income taxes(4) ............................        (474)        (478)        (597)           (961)      (4,627)
                                                                ---------    ---------    ---------       ---------    ---------
        Income before cumulative effect of accounting change        3,413        3,731        7,043           7,310       10,002
   Cumulative effect of accounting change(5) ................        --           --             94            --           --
                                                                ---------    ---------    ---------       ---------    ---------
        Net income ..........................................   $   3,413    $   3,731    $   7,137       $   7,310    $  10,002
                                                                =========    =========    =========       =========    =========
PRO FORMA DATA(6):
   Pro forma net income......................................   $   2,845    $   3,033    $   5,358       $   7,408(7) $  10,002
   Pro forma net income per common share ....................   $    0.63    $    0.67    $    1.19(7)    $    1.38(7) $    1.53
   Pro forma weighted average shares outstanding(8) .........       4,500        4,500        4,500(9)        5,353        6,548

                                                                                    AS OF DECEMBER 31,
                                                                ----------------------------------------------------------------
                                                                  1992         1993         1994            1995         1996
                                                                ---------    ---------    ---------       ---------    ---------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
   Working capital..........................................    $   3,206    $   3,242    $   2,594       $  23,003    $  34,029
   Total assets.............................................       52,109       44,376       44,017          57,840       63,420
   Bank borrowings and long-term obligations................       29,297       20,371       19,313          15,940        6,810
   Shareholders' equity.....................................        7,093        7,163        7,848          26,416       36,953

------------------------

(1) Consists of bonuses paid to enable the Original Shareholders to pay their income taxes, including personal income taxes resulting from the Company's S Corporation status.

(2) On the effective date of its initial public offering, the Company incurred a non-recurring charge to earnings related to a grant by the Original Shareholders to Limited Direct Associates, L.P., an affiliate of The Limited, Inc., of a four-year option (the "LDA Option") to purchase an aggregate of 649,999 shares, or 10% of the Company's Common Stock, at an exercise price equal to $7.20 per share.

(3) Major components of Other income/(expense) (as presented above) include fees paid by affiliate entities for management and administrative services provided by the Company and royalty income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ."

(4) For federal and state tax purposes, Tarrant Apparel Group and certain of the companies included in the historical results of operations were treated as S corporations under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws.

(5)      See Note 1 to Consolidated Financial Statements.

(6) Reflects an income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods. Fiscal 1996 has no adjustments since the Company was a C Corporation for the full year.

(7) The 1994 amount has been adjusted from the $1.09 per share previously reported in the Registration Statement on Form S-1, as amended, dated May 4, 1995 (File No. 33-91874) (the "Form S-1") to reflect the elimination of a 400,000 share adjustment, as described in Note 9 to this table. The 1995 amounts reflect a $1.7 million adjustment related to the grant of the LDA Option. The pro forma net income and pro forma net income per common share amounts reflecting only the adjustment for pro forma income taxes for 1995 would be $5.7 million and $1.06, respectively. See "Consolidated Statements of Income," page F-5.

(8) Adjusted to give effect to a stock dividend of 14,999 shares for each outstanding share and the sale by the Company of 2,000,000 shares in its initial public offering (the "Offering") in July 1995.

(9) The 1994 amount has been adjusted from the 4,900,000 shares previously reported in the Form S-1 due to the elimination of a 400,000 share adjustment originally made to account for the capital in excess of earnings which was withdrawn by the Original Shareholders prior to the Offering. Additional earnings recorded subsequent to the Offering have necessitated that this adjustment be eliminated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel, primarily for women, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant and Express, all of which are divisions of The Limited, and mass merchandisers, such as Target Stores. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

         On July 28, 1995, the Company closed an initial public offering (the "Offering") of 2,000,000 shares of the Company's Common Stock at a price of $9.00 per share. The proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $14.8 million. Concurrent with the closing of the Offering, the Company changed its tax status from an S Corporation to a C Corporation for income tax purposes.


         Concurrent with the closing of the Offering, the Original Shareholders granted a four-year option (the "LDA Option") to Limited Direct Associates, L.P. ("LDA"), a limited partnership, the general and limited partners of which are subsidiaries of The Limited, and the Company granted registration rights to LDA pertaining to the option shares. Historically, sales to divisions of The Limited have represented a significant portion of the Company's sales. Subject to certain anti-dilution provisions, the LDA Option grants LDA the right to purchase an aggregate of approximately 9.9% (649,999 shares) of the Company's outstanding Common Stock at a price per share of $7.20. For accounting purposes, even though the LDA Option was granted by shareholders, and will not cover any shares of the Company's unissued Common Stock, the LDA Option has been treated as though it was granted by the Company. Accordingly, in the quarter ended September 30, 1995, the Company recorded a non-recurring charge to earnings, in the amount of $1.7 million, which equals the $1.4 million estimated fair market value of the LDA Option plus the $300,000 estimated value of the expenses of registration of the offer and sale of the option shares. The $1.4 million component of this charge was offset by an equal credit to contributed capital because the Company's capital structure was not affected by the grant of the LDA Option. The $300,000 component of this charge was recorded as an accrued expense. Because of the credit to contributed capital, the net impact of this charge on shareholders' equity was $300,000.

FACTORS THAT MAY AFFECT FUTURE RESULTS


         This Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

         Variability of Quarterly Results. The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company's introduction of new product lines, the level of consumer acceptance of each new product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonality of the markets in which the Company participates, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

         Economic Conditions. The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company results of operations. In addition, certain retailers, including some of the Company customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such retailers. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on the Company's results of operations. The Company has entered into a non-recourse accounts receivable factoring agreement. There can be no assurance that the Company's factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

         Reliance on Key Customers. In 1996, affiliated stores owned by The Limited, including Lerner New York, Limited Stores and Lane Bryant, accounted for 67.1% of the Company's net sales and Target Stores accounted for 24.3% of the Company's net sales. The loss of any such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

         Dependence on Contract Manufacturers. All of the Company's products, with the exception of certain test runs and samples, are manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

         Price and Availability of Raw Materials. Cotton fabric is the principal raw material used in the Company's apparel. Although the Company believes that its suppliers will continue to be able to procure a sufficient supply of cotton fabric for its production needs, the price and availability of cotton may fluctuate significantly depending on supply, world demand, and currency fluctuations, each of which may affect the price and availability of cotton fabric. There can be no assurance that fluctuations in the price and availability of cotton fabric or other raw materials used by the Company will not have a material adverse effect on the Company's results of operations.

         Management of Growth. Since its inception, the Company has experienced rapid growth in sales. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company's management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in the Company's order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on the Company distribution facilities. In addition, the failure to timely enhance the Company's operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company's results of operations.

         Foreign Manufacturing. Approximately 85% of the Company products were imported in 1996. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales and as adjusted in the pro forma manner set forth in the footnotes to the table:


                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                    1994        1995       1996
                                                   -----       -----       -----
 Net sales .................................       100.0%      100.0%      100.0%
 Cost of sales .............................        84.0        84.3        83.7
                                                   -----       -----       -----
 Gross profit ..............................        16.0        15.7        16.3
 Selling and distribution expenses .........         3.4         3.3         3.1
 General and administration expenses .......         7.0         6.6         6.1
 Non-recurring charge related
   to LDA Option(1) ........................          --         0.8          --
                                                   -----       -----       -----
 Operating income ..........................         5.6         5.0         7.1
 Interest expense ..........................        (2.1)       (2.0)       (0.8)
 Other income ..............................         0.8         1.0         0.0
                                                   -----       -----       -----
 Income before income taxes ................         4.3         4.0         6.3
 Income taxes(2) ...........................        (1.4)       (1.3)       (2.0)
 Adoption of FASB 115 ......................         0.1          --          --
                                                   -----       -----       -----
 Net income ................................         3.0%        2.7%        4.3%
                                                   =====       =====       =====

--------------------
(1) On the effective date of the Offering, the Company incurred a non-recurring charge to earnings related to a grant by the Original Shareholders to Limited Direct Associates, L.P., an affiliate of The Limited, Inc., of a four-year option to purchase an aggregate of 649,999 shares, or approximately 10% of the Company's then outstanding Common Stock, at an exercise price equal to $7.20 per share.

(2) 1994 and 1995 amounts reflect a pro forma income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods.

COMPARISON OF 1996 TO 1995

         Net sales increased by $24.7 million, or 12.0%, from $205.2 million in 1995 to $229.9 million in 1996. The increase in net sales included an aggregate increase in sales of $40.7 million to divisions of The Limited and $27.9 million to Target, which were offset in part by a decrease of $35.1 million in sales to Kmart.

         Certain of the Company's customers, including divisions of The Limited, experienced sluggish sales and declines in revenue and profits in 1996. To the extent that these financial difficulties continue or worsen, the Company's revenues and gross profit margins could be adversely affected.

         Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 1996 was $37.6 million, or 16.3% of net sales, compared to $32.2 million, or 15.7% of net sales, in 1995, an increase of 16.6%. The increase in the gross profit margin primarily resulted from the reduction of low margin sales to Kmart. The increase in the absolute amount of gross profit was primarily due to the increase in net sales.

         Selling and distribution expenses increased from $6.8 million in 1995 to $7.1 million in 1996. As a percentage of net sales, these expenses declined from 3.3% in 1995 to 3.1% in 1996. This percentage decrease is primarily due to a decrease in commission expenses.

         General and administrative expenses increased from $13.5 million in 1995 to $14.0 million in 1996. As a percentage of net sales, these expenses declined from 6.6% in 1995 to 6.1% in 1996. This percentage decrease was primarily due to a decrease in the provision for bad debt, which includes an estimated provision for returns and discounts as well as bad debt expense. The estimated provision for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the estimated provision for returns and discounts during 1996 was $180,000, or 0.1% of net sales, compared to an increase in such provision of $314,000, or 0.2% of net sales, during 1995. The most significant portions of the decrease in the estimated provision for returns and discounts resulted from changes in the amount and aging of accounts receivable. An additional favorable variance in the provision for bad debt resulted from $179,000 of bad debt expense in 1996 compared to $532,000 of such expense in 1995. After adjusting for the decrease in the provision for bad debt of $847,000, general and administrative expenses increased by $1.3 million and were 6.2% of net sales in 1995 as compared to 6.1% in 1996.

         Operating income was $10.2 million in 1995, or 5.0% of net sales, compared to $16.5 million in 1996, or 7.1% of net sales, due to the factors described above. After adjusting for the decrease in the provision for bad debt expense and the $1.7 million non-recurring charge related to the grant of the LDA Option during 1995, operating income as a percentage of net sales increased from 6.2% in 1995 to 7.1% in 1996. This increase in operating income as a percentage of net sales was due to the increase in the gross profit margin, which amounted to 0.6% of net sales, a decrease in selling and distribution expenses, which amounted to 0.2% of net sales and a decrease in general and administrative expenses, which amounted to 0.1% of net sales.

         Other income decreased from $2.0 million, or 1.0% of net sales, in 1995 to $35,000 in 1996. This decrease is primarily the result of interest income of $337,000 in 1996 compared to $773,000 in 1995, management fee income of $60,000 in 1996 compared to $1.1 million in 1995 and a non-operating expense accrual of $400,000 in 1996 compared to no similar accrual in 1995. (See Note 9 to Consolidated Financial Statements.) Management fee income was derived from an agreement with FIS which sourced and sold garments under the B.U.M. Equipment label until it ceased operations in the second quarter of 1996.

         Income before income taxes was $8.3 million in 1995 and $14.6 million in 1996, representing 4.0% and 6.3% of net sales, respectively. After adjusting for the decrease in the provision for bad debt expense and the $1.7 million non-recurring charge related to the grant of the LDA Option during 1995, income before income taxes as a percentage of net sales increased from 5.2% in 1995 to 6.3% in 1996. This increase in income before taxes as a percentage of net sales was due to the increase in the gross profit margin, which amounted to 0.6% of net sales, a decrease in selling and distribution expenses, which amounted to 0.2% of net sales, a decrease in general and administrative expenses, which amounted to 0.1% of net sales, and the decrease in interest expense, which amounted to 1.2% of net sales, as offset by the decrease in other income, which amounted to 1.0% of net sales.

         COMPARISON OF 1995 TO 1994

         Net sales increased by $28.1 million, or 15.8%, from $177.1 million in 1994 to $205.2 million in 1995. The increase in net sales included an increase in sales of $31.3 million to Kmart and an aggregate increase of $5.3 million to divisions of The Limited, which were offset in part by a one-time bulk sale of $11.6 million in 1994 of two product items to a marketer of promotional items.

         Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 1995 was $32.2 million, or 15.7% of net sales, compared to $28.4 million, or 16.0% of net sales, in 1994, an increase of 13.6%. The decrease in the gross profit margin resulted from a doubling of sales to mass merchandiser customers (from $34.9 million in 1994 to $70.1 million in 1995) at lower margins which were offset by an increase in margins on sales to The Limited. The increase in the absolute amount of gross profit was due to the increase in net sales.

         Selling and distribution expenses increased from $6.1 million in 1994 to $6.8 million in 1995. As a percentage of net sales, these expenses declined from 3.4% in 1994 to 3.3% in 1995. This percentage decrease is primarily due to a decrease in freight charges.

         General and administrative expenses increased from $12.4 million in 1994 to $13.5 million in 1995. As a percentage of net sales, these expenses declined from 7.0% in 1994 to 6.6% in 1995, due to a decrease in bad debt expense.

         Operating income was $9.9 million in 1994, or 5.6% of net sales, compared to $10.2 million in 1995, or 5.0% of net sales, due to the factors described above. After adjusting for the $873,000 bad debt expense taken during the third quarter of 1994, the $293,000 bad debt expense taken during the fourth quarter of 1995 and the $1.7 million non-recurring charge related to the grant of the LDA Option during the third quarter of 1995, operating income as a percentage of net sales decreased from 6.1% in 1994 to 6.0% in 1995. This decrease in operating income as a percentage of net sales was due to the decrease in the gross profit margin, which amounted to 0.3% of net sales, offset by the decrease in selling and distribution expenses, which amounted to 0.2% of net sales.

         Other income increased from $1.4 million, or 0.8% of net sales, in 1994 to $2.0 million, or 1.0% of net sales, in 1995. This increase resulted primarily from $773,000 of interest income in 1995 compared to $78,000 in 1994 and $1.1 million of management fee income in 1995 compared to $1.0 million in 1994, as unfavorably offset by a decline in royalty income from $431,000 in 1994 to $20,000 in 1995. Management fee income was derived from an agreement with FIS which sourced and sold garments under the B.U.M. Equipment label until it ceased operations in the second quarter of 1996.

         Income before income taxes was $7.6 million in 1994 and $8.3 million in 1995, representing 4.3% and 4.0% of net sales, respectively. After adjusting for the $873,000 bad debt expense recorded during the third quarter of 1994, the $293,000 bad debt expense recorded during the fourth quarter of 1995 and the $1.7 million non-recurring charge related to the grant of the LDA Option during the third quarter of 1995, income before income taxes as a percentage of net sales increased from 4.8% in 1994 to 5.0% in 1995. This decrease in income before taxes as a percentage of net sales was primarily due to the decrease in the gross profit margin, which amounted to 0.3% of net sales, as offset by the decrease in selling and distribution expenses, which amounted to 0.2% of net sales, and the increase in other income, which amounted to 0.2% of net sales.

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income in millions of dollars and as a percentage of net sales, as adjusted in the pro forma manner described in the footnotes to the tables:

                                                       QUARTER ENDED
                             -------------------------------------------------------------
                             Mar. 31,  June 30,   Sept. 30   Dec. 31,  Mar. 31,   June 30,
                               1994      1994       1994       1994      1995       1995
                              ------    ------     ------     ------    ------     ------
                                                (IN MILLIONS)
Net sales .................   $ 28.0    $ 41.9     $ 58.7     $ 48.5    $ 45.3     $ 57.6
Gross profit ..............      5.3       6.6        8.8        7.7       6.9        9.2
Operating income ..........      2.1       2.7        3.4        1.7       2.0        3.7
Net income ................      1.4       2.1        3.0        0.7       1.4        2.6
Pro forma net
   income (1) .............      0.8       1.7        2.3        0.6       1.1        2.2

                                                       QUARTER ENDED
                             -------------------------------------------------------------
                             Sept. 30,  Dec. 31,  Mar. 31,   June 30,  Sept. 30,   Dec. 31,
                               1995      1995       1996       1996      1996       1996
                              ------    ------     ------     ------    ------     ------
Net sales .................   $ 58.1    $ 44.2     $ 42.1     $ 68.9    $ 50.0     $ 68.9
Gross profit ..............      8.9       7.2        7.1       11.3       8.2       11.0
Operating income ..........      2.8(2)    1.8        2.4        5.5       3.7        4.9
Net income ................      2.0(2)    1.4        1.5        3.6       2.2        2.7
Pro forma net
   income (1) .............      1.0(2)    1.4        1.5        3.6       2.2        2.7

                                                       QUARTER ENDED
                             -------------------------------------------------------------
                             Mar. 31,  June 30,   Sept. 30   Dec. 31,  Mar. 31,   June 30,
                               1994      1994       1994       1994      1995       1995
                              ------    ------     ------     ------    ------     ------
                                                (IN MILLIONS)
Net sales..................    100.0%    100.0%     100.0%     100.0%    100.0%     100.0%
Gross profit...............     19.0      15.8       15.0       15.8      15.3       16.0
Operating income...........      7.5       6.4        5.8        3.6       4.5        6.3
Net income.................      4.9       5.1        5.1        1.4       3.1        4.5
Pro forma net
   income (1)..............      2.7       4.0        3.9        1.3       2.4        3.8

                                                       QUARTER ENDED
                             -------------------------------------------------------------
                             Sept. 30,  Dec. 31,  Mar. 31,   June 30,  Sept. 30,   Dec. 31,
                               1995      1995       1996       1996      1996       1996
                              ------    ------     ------     ------    ------     ------
Net sales..................    100.0%    100.0%     100.0%     100.0%    100.0%     100.0%
Gross profit...............     15.3      16.3       16.8       16.4      16.5       16.0
Operating income...........      4.7(2)    4.0        5.6        8.0       7.5        7.1
Net income.................      3.4(2)    3.1        3.5        5.2       4.4        4.0
Pro forma net
   income (1)..............      1.8(2)    3.1        3.5        5.2       4.4        4.0

------------------
(1) 1994 and the first three quarters of 1995 reflect an income tax provision which is the sum of (i) U.S. income taxes for the Company computed as if the Company had been taxed as a C. Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods.

(2) Includes $1.7 million, or 3.0% of net sales, non-recurring charge in the third quarter of 1995 related to the grant of the LDA Option by the Original Shareholders.

         As is typical for the Company, quarterly net sales fluctuated significantly because the Company's customers typically place bulk orders with the Company, and a change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital are cash flow from operations and borrowings under the Company's bank credit agreements and factoring agreement.

         During 1996, net cash provided by operating activities was $2.3 million, which resulted primarily from net income of $10.0 million, as partially offset by a net increase in working capital items, including an increase of $14.8 million in accounts receivable, as partially offset by an increase of accounts payable of $3.1 million and a decrease in inventory of $3.0 million. The increase in accounts receivable resulted from an increase in sales as partially offset by an increase in advances from the factor, which advances are accounted for as an offset to accounts receivable. At December 31, 1996, advances from the factor were approximately $2.1 million as compared to no such advances at December 31, 1995.

         During 1996, cash flow used in investing activities was $381,000, which was used for capital expenditures and the purchase of permanent quota.

         In 1996, cash flow used in financing activities equaled $8.7 million, primarily as a result of the repayment of bank borrowings.

         The Company has credit facilities of $33.0 million and $10.0 million with The Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for direct borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and bank acceptances, as well as cash borrowings for working capital. These facilities are subject to review at any time and the right of HKSB and/or SCB to demand payment at any time. Interest on cash borrowings under HKSB's facility accrues at the U.S. best lending rate plus one-half to three-quarters percent per annum. As of December 31, 1996, the U.S. best lending rate equaled seven percent. Interest on cash borrowings under SCB's facility accrues at SCB's prime rate for lending Hong Kong Dollars. As of December 31, 1996 SCB's Hong Kong Dollar prime rate equaled eight and one-half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $27.0 million. See Note 7 of Notes to Consolidated Financial Statements.

         Pursuant to an agreement (the "Factoring Agreement") with NationsBanc Commercial Corporation ("NBCC"), NBCC acts as the Company's sole factor for its accounts receivable. The Factoring Agreement provides that NBCC will pay the Company an amount equal to the gross amount of the Company's accounts receivable from customers reduced by certain offsets, including among other things, discounts, returns and a commission payable by the Company to NBCC. The commission equals four-tenths of one percent, plus an additional one-quarter of one percent of the gross amount of its accounts receivable depending on the maturity of the account receivable. Prior to the date upon which NBCC must pay for the Company's accounts receivable, the Company may receive an advance of up to 85% of the purchase price of its accounts receivable, less certain offsets, although NBCC may in its discretion advance a greater amount to the Company. Interest on such advances accrues at the rate of one-quarter of one percent per annum below the prime rate charged from time to time by NBCC, except that the interest rate is in no event less than five percent per annum. As of December 31, 1996, the prime rate equaled eight and one-quarter percent. Under the Factoring Agreement, NBCC is obligated to pay the Company for accounts receivable on the third business day following payment of the account receivable or, with respect to all accounts receivable for which NBCC has assumed the credit risk, the earlier of such date or the 120th day after the due date of the account receivable. Subject to its credit review procedures, NBCC may decline to accept the credit risk on certain accounts receivable. The Factoring Agreement continues in force from year to year and may be terminated by NBCC on any anniversary of its effective date (September 28) or by the Company at any time, provided that in each case, the terminating party gives sixty days prior written notice.

         The Company believes that its cash flow from operations and borrowings under its current financing facilities should be sufficient to fund its operations for the foreseeable future.

         The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 29, 1995, the Company replaced its former independent accounting firm, Coopers & Lybrand L.L.P. ("C&L"), with Ernst & Young LLP ("E&Y"). The decision to change independent accountants was made following a review of competitive proposals submitted by C&L, E&Y and another major public accounting firm, and was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

         C&L's reports on the Company's financial statements for 1994 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Since the Company originally engaged C&L in January 1994 through December 29, 1995, there were no disagreements between the Company and C&L on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&L, would have caused C&L to make a reference to the subject matter of the disagreement in connection with its reports.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

         Effective as of February 28, 1997, Walter L. Krieger resigned as a Director of the Company for personal reasons.

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information - Security Ownership of Principal Shareholders and Management" and "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors - Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedule. Reference is made to the Index to Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

         (b) Reports on Form 8-K. None.

         (c) Exhibits. The following is a list of exhibits filed as a part of this report.

                                                                                                  SEQUENTIALLY
         EXHIBIT                                                                                    NUMBERED
         NUMBER                                DESCRIPTION                                            PAGE
         ------                                -----------                                            ----
          3.1 Restated Articles of Incorporation of the Company (1).................................
          3.2 Restated Bylaws of the Company (1)....................................................
          4.1 Specimen of Common Stock Certificate (2)..............................................
         10.1 Note in the principal amount of $2,600,000 dated March 15, 1995 in favor of
              Imperial Bank (1).....................................................................
         10.2 General Security Agreement dated March 15, 1995, by and between the Company and Imperial Bank (1).................................................................
         10.3 Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation (1)........................
         10.4 1995 Stock Option Plan dated as of May 1, 1995 (1)....................................
         10.5 Letter Agreement dated February 17, 1995 between Tarrant Company Limited and
              The Hongkong and Shanghai Banking Corporation Limited (1).............................
         10.6 Letter dated April 18, 1995 from The Hongkong and Shanghai Banking
              Corporation Limited to Tarrant Company Limited regarding the release of certain security interests (1).............................................
         10.7 Commercial Lease dated January 1, 1994 and GET and the Company (1)....................
         10.8 Tenancy Agreement dated July 15, 1994 between Lynx International Limited and
              Tarrant Company Limited, as amended by that certain Supplementary
              Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary
              Tenancy Agreement dated December 31, 1994 (1).........................................
         10.9 Lease Agreement dated June 10, 1994, between Yip Sik Kin and Tarrant
              Company Limited (translated from Chinese) (1).........................................
        10.10 Tenancy Contract effective as of December 24, 1994, between Khalifa al Muhairi and Tarrant Trading Co. Ltd. (1)......................................................
        10.11 Agreement dated as of June 1, 1995, by and among Pret-A-Porter, the Company,
              French Designers, Inc., Bernard Aidan, Gerard Guez and Todd Kay (5)...................

                                                                                                  SEQUENTIALLY
         EXHIBIT                                                                                    NUMBERED
         NUMBER                                DESCRIPTION                                            PAGE
         ------                                -----------                                            ----
         10.12 Services Agreement dated as of April 1, 1995, by and between F.I.S., Inc. and the
               Company (2)...........................................................................
         10.13 Services Agreement dated as of October 1, 1994, by and between the Company and GET (1)...........................................................................
         10.14 Services Agreement dated as of October 1, 1994, by and between the Company and
               Lynx International Limited (1)........................................................
         10.15 Indemnification Agreement dated as of March 14, 1995, by and among the Company,
               Gerard Guez and Todd Kay (2)..........................................................
         10.16 Promissory Note in the initial principal amount of $2 million dated February 8, 1995, by Gerard Guez in favor of the Company (2)............................................
         10.17 Promissory Note in the initial principal amount of $1 million dated February 8, 1995, by Todd Kay in favor of the Company (2)...............................................
         10.18 Promissory Note in the principal amount of $1,334,566.71 dated December 31, 1994, by F.I.S., Inc. in favor of the Company (2)...........................................
         10.19 Release dated as of June 1, 1995, by and between the Company and certain other parties signatory thereto (2).........................................................
         10.20 Option Agreement dated as of July 28, 1995, by and among Limited Direct
               Associates, L.P., Gerard Guez, Todd Kay and the Company (5)...........................
         10.21 Registration Rights Agreement dated as of July 28, 1995, by and among the
               Company and Limited Direct Associates, L.P. (5).......................................
         10.22 Reorganization and Tax Indemnification Agreement dated as of June 13, 1995, by and among the Company and its shareholders (5).....................................
         10.23 Employment Agreement dated as of January 1, 1995, by and between the Company and Gerard Guez (2)...................................................................
         10.24 Agreement dated as of January 1, 1995, by and between the Company and
               Todd Kay (1)..........................................................................
         10.25 Employment Agreement dated as of January 1, 1994, by and between the Company and Jimmy Esebag, as amended, by that certain Amendment No. 1 dated as of
               June 1, 1995 (2)......................................................................
         10.26 Employment Agreement dated as of November 18, 1994, by and between the
               Company and Mark B. Kristof (1).......................................................
         10.27 Employment Agreement dated as of July 5, 1994, by and between the Company and Bradley R. Kenson (1).............................................................
         10.28 License Agreement dated January 1, 1994, by and between the Company and GET (1).......
         10.29 Assignment dated as of June 1, 1995 with respect to the GET! trademark, executed by GET in favor of the Company (2)....................................................
         10.30 Amendment No. 1 to Commercial Lease dated as of April 1, 1995, by and between
               GET and the Company (2)...............................................................

                                                                                                  SEQUENTIALLY
         EXHIBIT                                                                                    NUMBERED
         NUMBER                                DESCRIPTION                                            PAGE
         ------                                -----------                                            ----
         10.31 Lease and Services Agreement dated as of June 1, 1995, by and between Tarrant
               Company Limited and French Designers, Inc. (2)........................................
         10.32 Note in the principal amount of $2,600,000 dated May 15, 1995, by the Company in favor of Imperial Bank (2).........................................................
         10.33 Letter Agreement dated May 17, 1995, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited (2).........................
         10.34 Buying Agency Agreement executed as of December 19, 1992, between F.I.S., Inc.
               and Tarrant Company Ltd. (2)..........................................................
         10.35 Buying Agency Agreement executed as of April 4, 1995, by Azteca Production
               International, Inc. and Tarrant Company Ltd., with the Company acknowledging as to certain matters (2)................................................................
         10.36 Tripartite Agreement Assignment of Factoring Proceeds (Advances)
               executed and delivered June 6, 1995, by the Company, and accepted and agreed to by The Hongkong and Shanghai Banking Corporation Limited
               and NationsBanc Commercial Corporation (2)............................................
         10.37 Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of June 6,
               1995, by and between The Hongkong and Shanghai Banking Corporation Limited
               and the Company (2)...................................................................
         10.38 Security Agreement (Tarrant Co. Ltd. Draft Acceptance) entered into as of June 6,
               1995, by and between The Hongkong and Shanghai Banking Corporation Limited
               and the Company (2)...................................................................
         10.39 Agreement dated March 14, 1995, by and among Tarrant Company Limited,
               Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong (3)......................
         10.40 Agreement dated March 17, 1995, by and among Tarrant Company Limited,
               Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong (3)......................
         10.41 Underwriting Agreement dated as of July 24, 1995, by and among the Company,
               Gerard Guez, Todd Kay and Prudential Securities Incorporated (5)......................
         10.42 Letter agreement dated August 10, 1995, by and among the Company and
               NationsBanc Commercial Corporation(4).................................................
         10.43 Letter agreement dated January 30, 1996, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited (5).........................
         10.44 Promissory Note in the principal amount of $3 million dated March 25, 1996, by GET in favor of the Company (6)....................................................
         10.45 Deed of Trust dated March 25, 1996 by and between GET and the Company (6).............
         10.46 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Gerard Guez and the Company (6)...............................................
         10.47 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Todd Kay and the Company (6)..................................................
         10.48 Letter agreement dated February 22, 1996, by and between Tarrant Company Limited
               and Standard Chartered Bank...........................................................    57

                                                                                                  SEQUENTIALLY
         EXHIBIT                                                                                    NUMBERED
         NUMBER                                DESCRIPTION                                            PAGE
         ------                                -----------                                            ----
         10.49 Letter agreement dated March 8, 1996, by and between Tarrant Company Limited
               and Standard Chartered Bank...........................................................    61
         10.50 Guarantee Agreement entered into as of August 30, 1996, by and between Standard
               Chartered Bank and the Company........................................................    63
         10.51 Letter of Undertaking entered into as of August 30, 1996, by and between Standard
               Chartered Bank and the Company........................................................    68
         10.52 Intercreditor Agreement entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation Limited, Standard Chartered Bank and Tarrant
               Company Limited......................................................................     69
         10.53 Security Agreement entered into as of November 1, 1996, by and between Standard
               Chartered Bank and the Company.......................................................     73
         10.54 Amendment to Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation
               Limited and the Company..............................................................     84
         10.55 Agreement dated January 29, 1997 by and among Tarrant Company Limited,
               Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong.........................     86
         23    Consent of Ernst & Young LLP.........................................................     91

-------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 4, 1995 (File No. 33-91874).

(2) Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 1995.

(3) Filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 1995.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                               Page
                                                                                                                               ----
Financial Statements

         Report of Independent Auditors - Ernst & Young, L.L.P.............................................................    F-2

         Report of Independent Auditors - Coopers & Lybrand, L.L.P.........................................................    F-3

         Consolidated Balance Sheets - December 31, 1995 and 1996..........................................................    F-4

         Consolidated Statements of Operations - Three year period ended December 31, 1996.................................    F-5

         Consolidated Statements of Shareholders' Equity - Three year period ended December 31, 1996.......................    F-6

         Consolidated Statements of Cash Flows - Three year period ended December 31, 1996.................................    F-7

         Notes to Consolidated Financial Statements........................................................................    F-8

Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts...................................................................   F-31

                         Report of Independent Auditors

Board of Directors
Tarrant Apparel Group

We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 1995 and 1996, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1995 and 1996, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP


Los Angeles, California
February 18, 1997

                        Report of Independent Accountants

To the Shareholders of
Tarrant Apparel Group and Affiliates

We have audited the accompanying Tarrant Apparel Group and Affiliates (the Company), as identified in Note 1 of the Notes To Combined Financial Statements combined statement of operations, shareholders' equity and cash flows for the year ended December 31, 1994. Our audit also included the financial statement schedule for the year ended December 31, 1994 listed in the Index at Item 14(a). These combined financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the Tarrant Apparel Group and Affiliates combined results of its operations and its combined cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1994, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the combined financial statements, in 1994 the Company changed its method of accounting for its investments in debt and equity securities.


                                       COOPERS & LYBRAND L.L.P.


Los Angeles, California
March 31, 1995

                              Tarrant Apparel Group

                           Consolidated Balance Sheets


                                                                                  DECEMBER 31
                                                                            1995              1996
                                                                     --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $ 7,881,210       $ 1,120,456
   Accounts receivable, net (Note 3)                                        29,232,849        44,483,884
   Due from affiliates (Note 12)                                               861,105            96,416
   Inventory (Note 4)                                                       13,808,661        10,820,169
   Temporary quota                                                           1,373,368         1,723,085
   Prepaid expenses                                                            404,481           458,087
   Prepaid income taxes                                                              -           990,771
   Deferred tax asset                                                          866,577           803,482
                                                                     --------------------------------------
Total current assets                                                        54,428,251        60,496,350

Property and equipment, net (Note 5)                                         3,011,192         2,618,869
Permanent quota, net                                                           388,374           211,085
Other assets                                                                    12,581            93,394
                                                                     --------------------------------------
Total assets                                                             $ 57,840,398      $ 63,419,698
                                                                     ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings (Note 7)                                               $ 15,940,098       $ 6,809,676
   Accounts payable                                                         11,123,799        14,200,229
   Accrued expenses                                                          3,214,497         4,880,115
   Income taxes                                                              1,146,411           576,947
                                                                     --------------------------------------
Total current liabilities                                                   31,424,805        26,466,967
Long-term obligations                                                                -                 -
Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; none
     issued and outstanding                                                          -                 -
   Common stock, no par value, 10,000,000 shares authorized;
     6,500,000 shares (1995), 6,552,276 shares (1996) issued and
     outstanding                                                            14,950,222        15,485,734
   Contributed capital                                                       1,434,259         1,434,259
   Retained earnings                                                        10,031,112        20,032,738
                                                                     --------------------------------------
Total shareholders' equity                                                  26,415,593        36,952,731
                                                                     --------------------------------------
Total liabilities and shareholders' equity                                $ 57,840,398      $ 63,419,698
                                                                     ======================================

See accompanying notes.

                              Tarrant Apparel Group

                        Consolidated Statements of Income

                                                                          YEAR ENDED DECEMBER 31
                                                                 1994              1995             1996
                                                           -----------------------------------------------------
Net sales                                                     $ 177,107,555 $    205,173,716  $    229,861,024
Cost of sales                                                   148,739,611      172,959,246       192,287,596
                                                           -----------------------------------------------------
Gross profit                                                     28,367,944       32,214,470        37,573,428

Selling and distribution expenses                                 6,117,939        6,761,320         7,124,732
General and administrative expenses                              12,359,215       13,492,382        13,989,826
Nonrecurring charge related to LDA option                                 -        1,734,259                 -
                                                           -----------------------------------------------------
Income from operations                                            9,890,790       10,226,509        16,458,870

Interest expense                                                 (3,695,567)      (4,002,518)       (1,864,734)
Interest income                                                      78,562          772,766           336,785
Other income (expense) (Note 9)                                   1,366,915        1,273,777          (301,509)
                                                           -----------------------------------------------------
Income before provision for income taxes and cumulative
   effect of accounting change                                    7,640,700        8,270,534        14,629,412
Provision for income taxes (Note 8)                                 597,382          960,256         4,627,786
                                                           -----------------------------------------------------
Income before cumulative effect of accounting change              7,043,318        7,310,278        10,001,626

Cumulative effect of change in accounting for investments
   in debt and equity securities (net of tax of $20,000)             94,043                -                 -
                                                           -----------------------------------------------------
Net income                                                 $      7,137,361      $ 7,310,278      $ 10,001,626
                                                           =====================================================

Proforma data - 1994 and 1995 (Note 16, unaudited)
   Income before provision for
     income taxes and cumulative
     effect of accounting change                                $ 7,640,700      $ 8,270,534      $ 14,629,412
   Pro forma adjustment to eliminate LDA option                           -        1,734,259                 -
                                                           -----------------------------------------------------
   Pro forma income before income taxes and cumulative
     effect of change in accounting                               7,640,700       10,004,793        14,629,412
   Pro forma provision for income taxes                          (2,376,681)      (2,596,562)       (4,627,786)
   Cumulative effect of change in accounting                         94,043                -                 -
                                                           -----------------------------------------------------
   Pro forma net income after adjustment for nonrecurring
     charge and pro forma provision for income taxes            $ 5,358,062      $ 7,408,231      $ 10,001,626
                                                           =====================================================
   Pro forma net income per share                                  $1.19            $1.38             $1.53
                                                           =====================================================
   Income before provision for income taxes and cumulative
     effect of accounting change                                                 $ 8,270,534
   Pro forma provision for taxes                                                  (2,596,562)
                                                                            -------------------
   Pro forma net income after adjustment for pro forma taxes                     $ 5,673,972
                                                                            ===================
   Pro forma net income per share after provision for
     income taxes                                                                   $1.06
                                                                            ===================

Weighted average shares outstanding                               4,500,000        5,353,261         6,547,831
                                                           =====================================================

See accompanying notes.

                              Tarrant Apparel Group

                 Consolidated Statements of Shareholders' Equity

                                                                                                          TOTAL
                                      COMMON STOCK     CONTRIBUTED       DUE FROM       RETAINED       SHAREHOLDERS'
                                                         CAPITAL       SHAREHOLDERS     EARNINGS         EQUITY
                                  ----------------------------------------------------------------------------------
Balance at December 31, 1993           $ 281,923  $     1,364,566 $    (2,690,034)$     8,206,077  $     7,162,532
   Net income                                  -                -               -       7,137,361        7,137,361
   Distribution to Original                    -                -               -      (2,519,787)      (2,519,787)
     Shareholders
   Forgiveness of indebtedness of
     non-combined affiliates                   -                -               -      (1,009,149)      (1,009,149)
   Noncash distribution to
     Original Shareholders                     -                -       2,690,034      (2,690,034)               -
   Distribution of previously
     combined entities to
     Original Shareholders              (155,000)      (1,364,566)              -      (1,403,634)      (2,923,200)
                                  ----------------------------------------------------------------------------------
Balance at December 31, 1994             126,923                -               -       7,720,834        7,847,757
   Net income                                  -                -               -       7,310,278        7,310,278
   LDA option                                  -        1,434,259               -               -        1,434,259
   Initial public offering            14,823,299                -               -               -       14,823,299
   Distribution to Original                    -                -               -      (5,000,000)      (5,000,000)
     Shareholders
                                  ----------------------------------------------------------------------------------
Balance at December 31, 1995          14,950,222        1,434,259               -      10,031,112       26,415,593
   Net income                                  -                -               -      10,001,626       10,001,626
   Exercise of stock options             446,634                -               -               -          446,634
   Income tax benefit from
     exercise of
     stock options                        88,878                -               -               -           88,878
                                  ----------------------------------------------------------------------------------
Balance at December 31, 1996        $ 15,485,734  $     1,434,259 $             - $    20,032,738  $    36,952,731
                                  ==================================================================================

See accompanying notes.

                              Tarrant Apparel Group

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                                    1994             1995               1996
                                                          -------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $ 7,137,361       $ 7,310,278       $ 10,001,626
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Nonrecurring charge related to LDA option                            -         1,734,259                  -
     Deferred taxes                                                       -          (866,577)           127,372
     Cumulative effect of accounting change                         (94,043)                -                  -
     Depreciation and amortization                                  607,069           881,924            905,786
     (Gain) loss on sale of fixed assets                                  -                 -             57,375
     Stock compensation expense                                           -                 -             66,050
     Provision  for returns and discounts                           356,618         1,097,499           (432,594)
     Changes in operating assets and liabilities:
       Marketable securities                                      4,042,274                 -                  -
       Accounts receivable                                        1,911,384       (14,275,674)       (14,818,441)
       Due from affiliates                                         (165,445)         (354,070)           764,689
       Inventory                                                   (652,590)       (2,319,707)         2,988,492
       Temporary quota                                             (592,183)         (116,799)          (349,717)
       Prepaid expenses                                            (376,698)        1,329,633           (147,000)
       Prepaid income taxes                                         (62,595)          264,225           (990,771)
       Accounts payable                                          (3,677,179)          (10,272)         3,076,430
       Accrued expenses                                           1,629,373           549,869          1,031,877
                                                          -------------------------------------------------------
Net cash provided by (used in) operating activities              10,063,346        (4,775,412)         2,281,174

INVESTING ACTIVITIES
Purchase of fixed assets                                         (1,722,715)         (658,495)          (466,272)
Sale of fixed assets                                                 48,375            94,874            218,306
Purchase of permanent quota                                        (466,064)         (341,928)          (133,002)
Investment in and advances to joint venture                      (1,887,885)        1,346,854                  -
                                                          -------------------------------------------------------
Net cash (used in) provided by investing activities              (4,028,289)          441,305           (380,968)

FINANCING ACTIVITIES
Bank borrowings, net                                                156,859        (2,772,863)        (9,130,422)
Restricted cash                                                  (4,760,900)        4,760,900                  -
Due to factor                                                      (399,996)                -                  -
Long-term obligations                                                81,019           (98,584)                 -
Distribution to Original Shareholders                            (2,519,787)       (5,000,000)                 -
Net proceeds from issuance of common stock                                -        14,823,299                  -
Exercise of stock options including related tax benefit                   -                 -            469,462
                                                          -------------------------------------------------------
Net cash (used in) provided by financing activities              (7,442,805)       11,712,752         (8,660,960)
                                                          -------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 (1,407,748)        7,378,645         (6,760,754)
Cash and cash equivalents at beginning of year                    1,910,313           502,565          7,881,210
                                                          =======================================================
Cash and cash equivalents at end of year                          $ 502,565       $ 7,881,210  $       1,120,456
                                                          =======================================================

See accompanying notes.

                              Tarrant Apparel Group

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF CONSOLIDATION

On July 28, 1995, Tarrant Apparel Group, a California Corporation (formerly Fashion Resource, Inc.) (the Parent Company or the Company) completed an initial public offering (the Offering) of 2,000,000 shares of the Parent Company's common stock at a price of $9.00 per share. The net proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $14.8 million.

The accompanying financial statements for fiscal 1994 and through the reorganization in July 1995 consist of the combination of Tarrant Apparel Group; the following affiliated United States corporations: Alpine Summit Licensing Co. Inc. (Alpine), G.T.S. Fabrics, Inc. (GTS), NO! Jeans, Inc. (NO) and GET, Inc.
(GET); the following Hong Kong corporations: Tarrant Company Limited (Tarrant
HK), Tarrant International Company Limited (Tarrant International) and Marble Limited (Marble); and Tarrant Trading Limited, a United Arab Emirates corporation (Tarrant UAE). NO and Marble are wholly-owned subsidiaries of Tarrant HK. Tarrant HK owns a 49% interest in Tarrant UAE. However, since Tarrant HK effectively controls Tarrant UAE, the results of Tarrant UAE had been consolidated. The third-party interest in Tarrant UAE is immaterial.

Prior to the reorganization, these entities were collectively referred to as Tarrant Apparel Group and Affiliates (the Combined Group). Alpine, GTS, GET and Tarrant International, which became inactive, were distributed to Gerard Guez and Todd Kay (the Original Shareholders) in September 1994 and accordingly, ceased to be included in the Combined Group.

In order to facilitate the Offering, the Original Shareholders of the affiliates contributed all of the capital stock of the affiliates and their minority interest in Tarrant UAE to Tarrant Apparel Group and as a result, the affiliates became direct or indirect wholly-owned subsidiaries of the Company (the Reorganization). In addition, a stock dividend of 14,999 shares for each outstanding share of Tarrant Apparel Group was effected.

The Company serves both specialty retail and mass merchandise store chains by designing, merchandising and contracting for the manufacture and selling of casual, moderately priced apparel, primarily for women under private label.

                              Tarrant Apparel Group

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying financial statements have been prepared on a combined basis through the Reorganization noted above due to common ownership and business. The combination of companies was accounted for in a manner similar to a pooling of interest. All significant intercompany investments, transactions and balances have been eliminated. The combination excludes certain other entities under common ownership or control of the Original Shareholders, since these entities engage in unrelated business lines and, in certain instances, have ceased operations.

REVENUE RECOGNITION

Revenues are recorded, net of anticipated returns, at the time of shipment of merchandise. Licensing revenues are recognized on an accrual basis, pursuant to the terms of the underlying license agreements and are included in other income.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

QUOTA

The Company purchases quota rights to be used in the importation of its products from certain foreign countries. The effect of quota transactions is accounted for as product costs.


Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and amounted to $388,374, net of amortization of $419,617 at December 31, 1995 and $211,085, net of amortization of $729,909 at December 31, 1996.

                              Tarrant Apparel Group

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Temporary quota represents quota rights acquired from other permanent quota entitlement holders on a temporary basis. Temporary quota has a maximum life of twelve months. The cost of temporary quota purchased for the current year utilization has been assigned to inventory purchases while the cost of temporary quota acquired for usage in the year following the balance sheet date is recorded as a current asset.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Additions and betterments are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment is provided for by the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the term of the lease. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statements of income.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

The Company and its U.S. affiliates (other than NO and GTS) were treated as Subchapter S Corporations for federal and California income tax purposes through the termination date of the S Corporation status on July 28, 1995 in connection with the Reorganization. S Corporations pay tax to the State of California on their taxable incomes at rates of 1-1/2%. Effective with the termination, the Parent Company is subject to federal and state corporate income taxes.

                              Tarrant Apparel Group

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Upon termination of the Subchapter S election, deferred income taxes became an asset of the Company and were recorded in the balance sheet with a corresponding credit to the statement of income. The deferred tax asset, principally relating to the temporary difference arising from the treatment of the allowance for returns and discounts for book and tax purposes, as of July 31, 1995 was approximately $785,000.


The Company's Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 16-1/2%. No domestic tax provision has been provided for $23,059,597 of unremitted retained earnings of these Hong Kong corporations, as the Company intends to maintain these amounts in Hong Kong on a permanent basis in support of its working capital requirements.


PRO FORMA NET INCOME PER SHARE

Pro forma net income per share for 1994 was calculated using a pro forma net income and based on 4,500,000 weighted average shares outstanding. The pro forma weighted average shares outstanding are based on (i) 300 shares outstanding for the Parent Company, as adjusted for a stock dividend of 14,999 shares for each outstanding share effected in connection with the Reorganization in July 1995 immediately prior to the closing of the Offering. Pro forma net income per share in 1995 is based on the weighted average of the 4,500,000 shares outstanding prior to the Offering and the 2,000,000 shares issued pursuant to the Offering.


The computation of net income per share in 1996 is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from the assumed exercise of stock options to purchase common shares.

PRODUCT DESIGN, ADVERTISING AND SALES PROMOTION COSTS

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of income (excluding the costs of manufacturing samples) amounted to approximately $1,194,000, $1,475,000 and $1,419,000 in 1994, 1995 and 1996, respectively.

                              Tarrant Apparel Group

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Hong Kong and United Arab Emirates corporations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currency in which the Company transacts business is the Hong Kong dollar. Foreign currency gains and losses resulting from transactions are not material and are included in the statements of income.

FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise described, the fair values of financial instruments approximate their recorded values.

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments In Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115, marketable securities portfolios consisting of debt and equity securities held primarily for sale in the near term (trading securities) are valued at fair value, with realized and unrealized holding gains and losses included in the statements of income. On January 1, 1994, market value of trading securities, as an approximation of fair value, exceeded cost by approximately $114,000. The cumulative effect of adoption of SFAS No. 115 amounted to a gain of approximately $94,000 ($114,000 net of tax of $20,000). The Company realized losses on the sale of marketable securities of approximately $303,000, $0 and $15,531 in 1994, 1995 and 1996, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash equivalents, trade accounts receivable and amounts due from factor.

                              Tarrant Apparel Group

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns a significant portion of its domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For nonfactored receivables, credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. The following table presents the percentage of net sales concentrated with certain customers. Customer A represents a group of customers under common ownership.

                                1994          1995          1996
                           -------------------------------------------
Customer A                      61.1%         55.3%         67.1%
Customer B                      14.8          13.6          24.3
Customer C                       4.7          19.3           1.9


Products representing approximately 85% of the Company's net sales, on the basis of the free on board cost at the supplier's plant, were manufactured by third party contractors located in foreign countries. There can be no assurance that the Company will not experience difficulties with third parties responsible for the manufacture of its products.

The Company maintains demand deposits with several major banks. At times, cash balances may be in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              Tarrant Apparel Group

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996.


2. TREATMENT OF PREVIOUSLY COMBINED ENTITIES

In September 1994, the Company's shareholders decided to no longer combine the following four corporations which prior thereto had been included in the Company's combined financial statements: Alpine, GTS, GET and Tarrant International (collectively the Excluded Group). As of that date, all of the entities within the Excluded Group had become inactive, except for the property rental activity described below. The entities had originally been included as affiliates in the Combined Group because their operational history comprised the design, manufacture and importation of moderately priced casual wear apparel. All of the operations of the Excluded Group are now being conducted by the Company. The noncash distribution to shareholders reflected in the statement of shareholders' equity for the year ended December 31, 1994, is comprised of the remaining net assets of the Excluded Group which are summarized as follows:

Assets:
   Property and equipment, net                            $ 2,902,607
   Due from affiliates                                      2,819,538
                                                          -----------
Total assets                                              $ 5,722,145
                                                          ===========

                              Tarrant Apparel Group

2. TREATMENT OF PREVIOUSLY COMBINED ENTITIES (CONTINUED)

      Liabilities and shareholders' equity:
         Accounts payable                                     $   103,772
         Due to shareholders                                    1,799,438
         Long-term obligations                                    895,735
                                                              ------------
      Total liabilities                                         2,798,945

      Shareholders' equity:
         Common stock                                             155,000
         Contributed capital                                    1,364,566
         Retained earnings                                      1,403,634
                                                              ------------
      Total shareholders' equity                                2,923,200
                                                              ------------
      Total liabilities and shareholders' equity              $ 5,722,145
                                                              ============

One of the significant tangible assets of the corporations in the Excluded Group consists of office and warehousing premises located in Los Angeles, California (the Facility), together with the related mortgage. On January 1, 1994, the Company entered into a ten-year lease agreement with GET for the Facility's use as the Company's corporate offices and warehouse, with an annual rental of $600,000. Had the Excluded Group not been treated as described herein, the Company's 1994 net income would have been reduced by approximately $330,000, representing the difference between rental expense and depreciation.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                    DECEMBER 31
                                                                1995              1996
                                                           -------------------------------
U.S. trade accounts receivable                             $ 12,020,557      $ 22,024,048
Foreign trade accounts receivable                             7,557,814         8,198,978
Due from factor                                              11,417,866        16,034,018
Other receivables                                               584,362           141,996
Allowance for returns and discounts                          (2,347,750)       (1,915,156)
                                                           -------------------------------
                                                           $ 29,232,849      $ 44,483,884
                                                           ===============================

                              Tarrant Apparel Group

3. ACCOUNTS RECEIVABLE (CONTINUED)


Pursuant to the terms of a factoring agreement, which is renewable in September 1997, the Company assigns a significant portion of its accounts receivable to a factor on a preapproved, nonrecourse basis. The factoring charge amounts to 0.4% of the receivables assigned. The factor may make advances of up to 85% of approved receivables assigned. These advances approximated $0 and $2.1 million at December 31, 1995 and 1996, respectively. Interest is charged at prime (8-1/4% at December 31, 1996) less 1/4% per annum on such advances. The Company's obligations to the factor are collateralized by an interest in the Company's U.S. accounts receivable.

Included in U.S. trade accounts receivable are amounts due from one U.S. retailer against which the Company has received advances from a bank amounting to $2,888,872 and $0 as of December 31, 1995 and 1996, respectively. Advances against specific invoices are collateralized by the retailer's related letters of credit. Interest on such advances is charged at the bank's base lending rate (7-1/2% and 7% at December 31, 1995 and 1996, respectively) plus 3/4% per annum.


4. INVENTORY

Inventory consists of the following:

                                                                     DECEMBER 31
                                                                1995               1996
                                                            ------------------------------
Raw materials                                               $  1,726,598       $ 2,113,849
Work-in-process                                                  714,286         1,701,023
Finished goods shipments-in-transit                            6,768,152         2,252,118
Finished goods                                                 4,599,625         4,753,179
                                                            ------------------------------
                                                            $ 13,808,661      $ 10,820,169
                                                            ==============================

Raw materials are composed of fabric and trim accessories.

                              Tarrant Apparel Group

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                1995              1996
                                                            ------------------------------
Equipment, furniture and fixtures                           $  2,670,812       $ 2,641,250
Leasehold improvements                                         1,873,834         2,098,986
Vehicles                                                          74,826            69,826
                                                            ------------------------------
                                                               4,619,472         4,810,062
Less accumulated depreciation and amortization                 1,608,280         2,191,193
                                                            ------------------------------
                                                            $  3,011,192       $ 2,618,869
                                                            ==============================

In May 1995, the Company agreed to transfer certain residential real property to one of the Original Shareholders in exchange for the assumption by the Original Shareholder of the mortgage loan relating to the property.

6. INVESTMENT IN AND ADVANCES TO JOINT VENTURE

In 1994, the Company entered into a corporate joint venture, Litex Ltd. (Litex), a Hong Kong corporation, with a third party in Hong Kong to establish and operate a garment manufacturing facility in the People's Republic of China. The Company sold its 50% interest in the joint venture to the third party in March 1995. The 50% investment in Litex has been accounted for under the equity method.

For the year ended December 31, 1994, the Company had sales of fabric of $1,661,000 to Litex and purchases of $10,752,000 of finished garments from companies controlled by the joint venture partners of Litex. For the year ended December 31, 1995, the Company had sales of fabric of $2,011,000 and purchases of $2,739,000 of finished garments.


In March 1995, the Company entered an agreement with the third party in the Litex joint venture whereby the third party acquired the Company's interest in Litex for consideration of $2,000,000, of which $545,000 was paid in cash with the balance to be received through deductions taken against a future production purchase agreement with the third party ($391,000 and $225,000 was received through deductions taken against 1995 and 1996 production, respectively). The deferred gain on the sale of approximately $839,000 was settled by the payment of approximately $419,000 from the third party to the Company in February 1997.

                              Tarrant Apparel Group

7. BANK BORROWINGS

Bank borrowings consist of the following:

                                                                         DECEMBER 31
                                                                1995               1996
                                                              -------------------------------
         Hong Kong line of credit                             $  1,463,799        $         -
         Import trade bills payable                             11,587,427          6,809,676
         Advances against non-factored
            trade accounts receivable                            2,888,872                  -
                                                              -------------------------------
                                                              $ 15,940,098        $ 6,809,676
                                                              ===============================


The Company's Hong Kong affiliate, Tarrant HK, has $43,000,000 of lines of credit with two Hong Kong banks for direct borrowings and the purchase and exportation of finished goods. These lines of credit are guaranteed by the Company and subject to the right of the banks to demand repayment at any time. Interest on borrowings is charged and payable monthly at 1/2% - 3/4% per annum above one bank's base lending rate for U.S. dollar borrowings (7-1/2% and 7% at December 31, 1995 and 1996, respectively) and at the other bank's base lending rate for Hong Kong dollar borrowings (8-1/2% at December 31, 1996). Prior to the Offering, one of the banks had also received guarantees from certain affiliates and a guarantee from the Original Shareholders for $18,000,000. The lines of credit are collateralized by an interest in substantially all of the assets of Tarrant HK. One of the banks is a named beneficiary of a life insurance policy covering one of the Original Shareholders in the amount of $6,000,000 and receives 30% of the proceeds of all factored accounts receivable. The lines of credit are subject to certain restrictive covenants imposed by the banks, including a provision that the aggregate net worth, as adjusted, of the Company will exceed approximately $27,000,000. As of December 1996, this aggregate net worth, as adjusted, amounted to approximately $36,900,000. As of December 31, 1995 and 1996, there were outstanding borrowings of $13,051,226 and $0, respectively, included within bank direct acceptances, Hong Kong line of credit and import trade bills payable.

                              Tarrant Apparel Group

8. INCOME TAXES

The provision for domestic and foreign income taxes is as follows:

                                                1994             1995              1996
                                           -----------------------------------------------
Current:
   Federal                                 $         -         $ 637,565      $ 2,673,505
   State                                        70,909            66,046          757,017
   Foreign                                     526,473           996,439        1,324,636
                                           -----------------------------------------------
                                               597,382         1,700,050        4,755,158
Deferred (credit):
   Federal                                           -          (572,527)         (70,081)
   State                                             -          (163,080)         (53,704)
   Foreign                                           -            (4,187)          (3,587)
                                           -----------------------------------------------
                                                                (739,794)        (127,372)
                                           -----------------------------------------------
Total                                      $   597,382         $ 960,256      $ 4,627,786
                                           ===============================================

The source of income before the provision for taxes is as follows:

                                                1994              1995             1996
                                            -----------------------------------------------
United States                               $ 4,609,216       $ 2,396,904       $ 7,425,497
Foreign                                       3,031,484         5,873,630         7,203,915
                                            -----------------------------------------------
Total                                       $ 7,640,700       $ 8,270,534      $ 14,629,412
                                            ===============================================


For federal and state income tax purposes for fiscal 1994 and 1995 through the Reorganization, no deferred taxes had been recognized because the taxpaying entities within the Company and its affiliates were S Corporations. The effective rate paid by these S Corporations is immaterial to the financial statements. Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $66,000 and $62,000 at December 31, 1995 and 1996, respectively.


Upon termination of the Subchapter S election, federal and state deferred income taxes were recognized as an asset by the Company with a corresponding credit to the statement of income.

                              Tarrant Apparel Group

8. INCOME TAXES (CONTINUED)

A reconciliation of the statutory federal income tax provision to the reported tax provision on income is as follows:


                                                      1994            1995             1996
                                                --------------------------------------------------
Income tax based on federal statutory rate      $     2,597,838 $     2,811,981  $     4,974,000
State income taxes                                       70,909          43,590          464,186
Effect of Subchapter S tax status                    (1,575,133)       (191,223)               -

Deferred income taxes recorded upon change in
   tax status from an S Corporation to a
   C Corporation                                              -        (785,375)               -
Effect of foreign income taxes at lower
   tax rates                                           (496,232)     (1,000,595)      (1,128,282)
Other                                                         -         (12,355)          40,628
Valuation allowance                                           -          94,233          277,254
                                                --------------------------------------------------
                                                $       597,382 $       960,256  $     4,627,786
                                                ==================================================

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the deferred tax assets are as follows:

                                                                       DECEMBER 31
                                                                  1995             1996
                                                              -------------------------------
Current deferred tax assets:
   Provision for doubtful accounts and unissued credits
                                                                $ 714,526         $ 557,961
   Provision for other reserves                                   246,284           617,008
                                                              -------------------------------
Total current deferred tax assets                                 960,810         1,174,969
Valuation allowance for deferred tax assets                       (94,233)         (371,487)
                                                              -------------------------------
Net current deferred tax asset                                  $ 866,577         $ 803,482
                                                              ===============================

                              Tarrant Apparel Group

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into various noncancelable operating lease agreements, principally for executive office and warehousing facilities, with unexpired terms in excess of one year. The future minimum lease payments under these noncancelable operating leases are as follows:

                                                                 RELATED
                                                                  PARTY             OTHER
                                                              --------------------------------
1997                                                           $ 1,240,548         $ 118,815
1998                                                             1,268,898             8,750
1999                                                             1,268,898                 -
2000                                                             1,298,666                 -
2001                                                             1,298,666                 -
Thereafter                                                       2,996,617                 -

                                                              --------------------------------
Total future minimum lease payments                            $ 9,372,293         $ 127,565
                                                              ================================

Certain of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, of the premises. Total rent expense under the operating leases amounted to approximately $660,000, $1,468,000 and $1,535,000 for 1994, 1995 and 1996, respectively.

The Company had open letters of credit of $14,790,000 and $16,534,000 as of December 31, 1995 and 1996, respectively.

The Company has two employment agreements with certain executives providing for base compensation and other incentives. Commitments under these agreements for base compensation amount to $1,500,000 for 1997.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, resolution of such matters will not have a material effect on its financial position or results of operations.

The Company recorded a $400,000 charge in other expense during the year ended December 31, 1996 to reflect potential obligations to the Original Shareholders with respect to an agreement entered into concurrently with the Offering.

                              Tarrant Apparel Group

10. EQUITY

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1995 Stock Option Plan has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 800,000 shares of the Company's common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: weighted-average risk-free interest rate of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of .52; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              Tarrant Apparel Group

10. EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                1995             1996
                                         ------------------------------------
Pro forma net income                         $ 7,189,607       $ 9,681,860
Pro forma earnings per share                    $1.34             $1.47

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                              1995                       1996
                                   ------------------------------------------------------
                                                   Weighted                  Weighted
                                                   Average                   Average
                                      Options   Exercise Price  Options   Exercise Price
                                   ------------------------------------------------------
Outstanding at beginning of year            -      $   -         545,665     $   9.00
   Granted                            545,665          9.00      376,000        12.18
   Exercised                                -          -         (52,276)        7.28
   Forfeited                                -          -        (121,834)        8.80
                                   ------------------------------------------------------
Outstanding at end of year            545,665      $   9.00      747,555     $  10.75
                                   ======================================================
Exercisable at end of year             50,000                    148,164
Weighted average per option fair
   value of options granted during
   the year                                        $   4.21                  $   5.93

Exercise prices for options outstanding as of December 31, 1996 ranged from $6.00 to $14.75. The weighted average remaining contractual life of those options is 9.3 years. Options vest over a period of three or four years from respective grant dates.

                              Tarrant Apparel Group

11. SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                              1994             1995            1996
                                                        --------------------------------------------------
Cash paid for interest                                      $ 3,623,854      $ 3,433,049     $   525,690
                                                        ==================================================
Cash paid for income taxes                                  $   321,373      $ 1,036,908     $ 6,036,049
                                                        ==================================================
Noncash investing and financing transactions:
Distribution to Original Shareholders applied to
   advances to Original Shareholders                        $ 2,690,034              $ -             $ -
Distribution to Original Shareholders applied to
   advances to noncombined affiliates                         1,009,149                -               -
Distribution to Original Shareholders of previously
   combined corporations                                      2,923,200                -               -

12. RELATED-PARTY TRANSACTIONS

The Company has provided management and administrative services to noncombined affiliates, including executive and employee compensation. The management fees were based on a percentage of the noncombined affiliates' gross sales through December 31, 1994 and based on net sales thereafter until the last such noncombined affiliate ceased to operate in the second quarter of 1996. The Company charged management and administrative fees of $1,022,000, $1,068,000 and $60,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

Other related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                             1994           1995           1996
                                                       -----------------------------------------------
Sales to noncombined affiliates                           $ 5,711,000     $ 4,399,000      $ 248,000
Sales to other related parties                                  1,000         809,000        139,000
Purchases from other related parties                           14,000       3,379,000         19,000

                              Tarrant Apparel Group

12. RELATED-PARTY TRANSACTIONS (CONTINUED)


As of December 31, 1995 and 1996, noncombined affiliates were indebted to the Company in the amounts of $861,000 and $96,000, respectively. Total interest paid by noncombined affiliates and the Original Shareholders was $340,935 and $140,000 for the year ended December 31, 1995 and 1996, respectively. The Company charged one affiliate interest of $79,128 in the year ended December 31, 1994 on outstanding receivables.

The Company has, from time to time, advanced funds to the Original Shareholders and to corporations owned by them. The maximum outstanding amounts of such loans during 1995 and 1996 were $4.7 million and $3.0 million, respectively. Loans made to the Original Shareholders in 1995 bore interest at the lesser of 12% or the highest rate permissible by law. These loans were repaid in full, in part by offset against distributions made to the Original Shareholders, at the closing of the Offering. Loans in 1996 bore interest at the rate of 8% per annum and were secured by the borrowers' interest in the Company's principal executive offices and certain other assets.

In 1996, the Company advanced an aggregate of $2.0 million without interest to a corporation controlled by parties related to one of the Original Shareholders. Each such advance was repaid within 15 days.

Under a lease agreement entered into between the Company and another entity owned by the Original Shareholders, the Company paid $337,000 in 1994, $1,259,000 in 1995 and $1,240,548 in 1996, for rent for office and warehouse facilities.

                              Tarrant Apparel Group

13. OPERATIONS BY GEOGRAPHIC AREAS

The Company operates primarily in one industry segment, the design, manufacturing and importation of private label, moderately-priced, casual apparel. Information about the Company's operations in the United States and Asia is presented below. Intercompany revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                  ADJUSTMENTS
                                   UNITED                             AND
                                   STATES            ASIA         ELIMINATIONS         TOTAL
                             ----------------------------------------------------------------------
1994
Sales                        $    168,847,801  $     8,259,754 $              -  $    177,107,555
Intercompany sales                  2,648,740       88,613,994      (91,262,734)                -
                             ----------------------------------------------------------------------
Total revenue                $    171,496,541  $    96,873,748 $    (91,262,734) $    177,107,555
                             ======================================================================
Income from operations       $      6,898,560  $     2,992,230 $              -  $      9,890,790
                             ======================================================================
Total assets                 $     24,714,678  $    32,889,563 $    (13,586,913) $     44,017,328
                             ======================================================================

1995
Sales                        $    200,006,020  $     5,167,696 $              -  $    205,173,716
Intercompany sales                          -      117,216,683     (117,216,683)                -
                             ----------------------------------------------------------------------
Total revenue                $    200,006,020  $   122,384,379 $   (117,216,683) $    205,173,716
                             ======================================================================
Income from operations       $      5,089,066  $     5,137,443 $              -  $     10,226,509
                             ======================================================================
Total assets                 $     45,705,989  $    39,457,225 $    (27,322,816) $     57,840,398
                             ======================================================================

1996

Sales                        $    226,919,733  $     2,941,291 $              -  $    229,861,024
Intercompany sales                          -      140,167,389     (140,167,389)                -
                             ----------------------------------------------------------------------
Total revenue                $    226,919,733  $   143,108,680 $   (140,167,389) $    229,861,024
                             ======================================================================
Income from operations       $      9,478,767  $     6,980,103 $              -  $     16,458,870
                             ======================================================================
Total assets                 $     51,149,844  $    41,675,253 $    (29,405,399) $     63,419,698
                             ======================================================================

                              Tarrant Apparel Group

14. EMPLOYEE BENEFIT PLANS


On August 1, 1992, Tarrant HK established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant HK. Participants may contribute up to 5% of their salary to the plan. Annual matching contributions are made by the Company. Costs of the plan charged to operations for 1994, 1995 and 1996 amounted to approximately $18,500 $27,500 and $45,600, respectively.

On July 1, 1994, the Parent Company established a defined contribution retirement plan covering all of its U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of the Parent Company. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. The Company's contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, the Company may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 1994, 1995 and 1996 amounted to approximately $23,000, $68,000 and $120,800, respectively.

On December 27, 1995, the Company established a deferred compensation plan for executive officers. Participants may contribute a specific portion of their salary to such plan. The Company does not contribute to the Plan.

On December 20, 1996, the Compensation Committee of the Company's Board of Directors established the 1997 Incentive Compensation Plan, which provides for both discretionary bonuses and bonus amounts upon achieving certain earnings thresholds for certain members of management. The adoption of the plan is subject to shareholder approval at the 1997 annual shareholders' meeting.

15. LDA OPTION

The consolidated statements of income reflect a charge related to the granting by the Original Shareholders of a four-year option (the LDA Option) to Limited Direct Associates, L.P. (LDA), a limited partnership, the general and limited partners of which are subsidiaries of The Limited, Inc. and the granting by the Parent Company of

                              Tarrant Apparel Group

15. LDA OPTION (CONTINUED)

registration rights to LDA pertaining to the option shares. Historically sales to divisions of The Limited, Inc. have represented a significant portion of the Company's sales. Subject to certain anti-dilution provisions, the LDA Option grants LDA the right to purchase from the Original Shareholders an aggregate of approximately 10% (649,999 shares) of the Parent Company's common stock at a price per share of $7.20. For accounting purposes, even though the LDA Option was granted by the Original Shareholders and will not cover any shares of the Parent Company's unissued common stock, the LDA Option has been treated as though it was granted by the Parent Company.

Accordingly, in the quarter ended September 30, 1995, the Parent Company recorded a nonrecurring charge to earnings, in the amount of $1.7 million, which equals the $1.4 million estimated fair market value of the LDA Option plus the $300,000 estimated value of expenses of registration for the offer and sale of the option shares. The $1.4 million component of this charge was offset by an equal credit to contributed capital because the Parent Company's capital structure was not affected by the grant of the LDA Option. The $300,000 component of this charge was recorded as an accrued expense. Because of the credit to contributed capital, the net impact of this charge on shareholders' equity was $300,000.

16. PRO FORMA DATA (UNAUDITED)

For federal and state income tax purposes, Tarrant Apparel Group and certain of its affiliates were treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws through termination on July 28, 1995 in connection with the Reorganization.

Pro forma income taxes have been determined assuming that the Company was a C Corporation for 1994 and 1995, and therefore, that its U.S. income is taxed at an effective pro forma tax rate of 40% for each of those years. Based upon the Company's expressed intention to permanently maintain its Hong Kong earnings outside the U.S., no federal or state income tax has been provided on unremitted earnings of the Hong Kong operations.

A pro forma presentation has been provided to reflect net income and net income per common share adjusted for pro forma taxes and the elimination of the nonrecurring charge to earnings related to the LDA Option in 1995 (Note 16). Such charge is considered an unusual event and not indicative of the operations of the on-going entity. In addition, in 1995, pro forma net income and income per common share has been presented adjusted only for income taxes.

                              Tarrant Apparel Group

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1996:

                                                   QUARTER ENDED
                             ----------------------------------------------------------    YEAR ENDED
                               MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31      DECEMBER 31
                             ----------------------------------------------------------------------------
                                                (In thousands, except per share data)
   1995
   Net sales                    $ 45,264     $ 57,583      $ 58,135         $ 44,192      $ 205,174
   Gross profit                    6,924        9,205         8,866            7,220         32,215
   Operating income                2,049        3,654         2,759(2)         1,765         10,227(2)
   Net income                      1,393        2,574         1,972(2)         1,371          7,310(2)
   Pro forma net income(3)         1,097        2,164         1,042(2)         1,371          5,674(2)
   Pro forma net income -
      adjusted for LDA
      Option (4)                       -            -         2,776                -          7,408
   Pro forma net income per
      common share(6)            $  .24       $  .48        $  .18(2)        $  .21          $ 1.06(2)
   Pro forma net income per
      common share-
      adjusted(5)                $    -       $    -        $  .47           $     -         $ 1.38
   Pro forma weighted
      average shares
      outstanding (1)              4,500        4,500         5,913            6,500          5,353

   1996
   Net sales                    $ 42,093     $ 68,870      $ 50,008         $ 68,890         $ 229,861
   Gross profit                    7,067       11,267         8,237           11,002            37,573
   Operating income                2,360        5,504         3,739            4,856            16,459
   Net income                      1,490        3,558         2,209            2,745            10,002
   Net income per common
      share                      $  .23       $  .55        $  .34           $  .41          $ 1.53
   Weighted average shares
      outstanding (1)              6,500        6,515         6,513            6,663             6,548

                              Tarrant Apparel Group

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

   (1) Adjusted to give effect to a stock dividend of 14,999 shares for each outstanding share and the sale by the Parent Company of 2,000,000 shares in the Offering.

       The pro forma weighted average shares outstanding for the quarter ended March 31, 1995 and quarter ended June 30, 1995 of 4,500 shares have been adjusted from the 4,900 shares previously reported in the Registration Statement on Form S-1, as amended, dated May 4, 1995 (the Form S-1) and Form 10-Q for the quarterly period ended June 30, 1995. The 4,900 shares included a 400 share adjustment to account for the capital in excess of earnings which was withdrawn by the Original Shareholders prior to the Offering. Additional earnings recorded subsequent to the Offering have necessitated that this adjustment be eliminated.

       The pro forma weighted average shares outstanding for the quarter ended September 30, 1995 of 5,913 shares has been adjusted from the 6,500 shares reported in the Form 10-Q for the quarterly period ended September 30, 1995 to reflect the shares issued in the Offering as outstanding from the date of issuance rather than January 1, 1995.

   (2) Includes $1,734 nonrecurring charge related to the grant by the Original Shareholders of the LDA Option (Note 15).

   (3) Reflects pro forma adjustment for C Corporation income taxes.

   (4) Reflects pro forma adjustments for C Corporation taxes and the elimination of the nonrecurring charge for the LDA Option. The third quarter pro forma net income of $2,776 has been adjusted from the $3,561 previously reported in the Form 10-Q for the quarterly period ended September 30, 1995 due to the reversal of a tax credit of $785 from the pro forma tax provision since this was a one-time benefit of the termination of the S Corporation status.

   (5) Pro forma net income per common share as adjusted reflects both the effect of the provision for C Corporation taxes and the elimination of the LDA Option. As noted in (4) above, the per share amount of $.47 for the third quarter of 1995 has been adjusted from the $.55 previously reported in the Form 10-Q for the quarterly period ended September 30, 1995 due to the reversal of the tax credit.

   (6) Pro forma net income per common share reflects the elimination of the 400 share adjustment as noted in (1) above. Accordingly, the per share amounts of $.24 and $.48 have been adjusted from the $.22 and $.44 previously reported in the Form S-1 and Form 10-Q for the quarterly period ended June 30, 1995, respectively.

                                                                     Schedule II

                              Tarrant Apparel Group

                        Valuation and Qualifying Accounts


                                                      ADDITIONS       ADDITIONS
                                      BALANCE AT     CHARGED TO       CHARGED TO
                                     BEGINNING OF     COSTS AND          OTHER                   BALANCE AT END
                                         YEAR         EXPENSES         ACCOUNTS    DEDUCTIONS(1)    OF YEAR
                                 ------------------------------------------------------------------------------
For the year ended December 31,
   1994
     Allowance for returns and
       discounts                      $ 893,633     $ 1,324,085          $ -        $ (967,467)   $ 1,250,251

For the year ended December 31,
   1995
     Allowance for returns and
       discounts                    $ 1,250,251     $ 1,251,789          $ -        $ (154,290)   $ 2,347,750

For the year ended December 31,
   1996
     Allowance for returns and
       discounts                    $ 2,347,750      $ (432,594)         $ -               $ -    $ 1,915,156

(1) Amounts represent direct write-off.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 1997.

                                        TARRANT APPAREL GROUP


                                        By  /s/ GERARD GUEZ
                                           ----------------------------
                                           Gerard Guez
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE               TITLE                                                DATE
        ---------               -----                                                ----
/s/ GERARD GUEZ            Chairman, Chief Executive Officer and Director       March 5, 1997
-----------------------    (Principal Executive Officer)
    Gerard Guez

/s/ TODD KAY               President and Director                               March 5, 1997
-----------------------
    Todd Kay

/s/ CORAZON R. REYES       Chief Operating Officer, Secretary and Director      March 5, 1997
-----------------------
    Corazon R. Reyes

/s/ MARK B. KRISTOF        Vice President - Finance, Chief Financial            March 5, 1997
-----------------------    Officer and Director (Principal Financial and
    Mark B. Kristof        Accounting Officer)

/s/ KAREN S. WASSERMAN     Executive Vice President, General                    March 5, 1997
-----------------------    Merchandising Manager and Director
    Karen S. Wasserman

/s/ DONALD HECHT           Director                                             March 5, 1997
-----------------------
    Donald Hecht

/s/ BARRY S. AVED          Director                                             March 5, 1997
-----------------------
    Barry S. Aved