Form 10-K/A
period 1996-12-31
TARRANT APPAREL GROUP
filed 1997-03-12
CIK 944948

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 12, 1997.
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM               TO

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

                            ------------------------

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

================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 1997.

                                          TARRANT APPAREL GROUP

                                          By         /s/ GERARD GUEZ
                                            ------------------------------------
                                                        Gerard Guez
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                   DATE
---------------------------------------------    -----------------------------  ---------------

             /s/ GERARD GUEZ                     Chairman, Chief Executive        March 5, 1997
---------------------------------------------      Officer and Director
                 Gerard Guez                       (Principal Executive
                                                   Officer)

              /s/ TODD KAY                       President and Director           March 5, 1997
---------------------------------------------
                  Todd Kay

          /s/ CORAZON R. REYES                   Chief Operating Officer,         March 5, 1997
---------------------------------------------      Secretary and Director
              Corazon R. Reyes

           /s/ MARK B. KRISTOF                   Vice President -- Finance,       March 5, 1997
---------------------------------------------      Chief Financial Officer and
               Mark B. Kristof                     Director (Principal
                                                   Financial and Accounting
                                                   Officer)

         /s/ KAREN S. WASSERMAN                  Executive Vice President,        March 5, 1997
---------------------------------------------      General Merchandising
             Karen S. Wasserman                    Manager and Director

            /s/ DONALD HECHT                     Director                         March 5, 1997
---------------------------------------------
                Donald Hecht

            /s/ BARRY S. AVED                    Director                         March 5, 1997
---------------------------------------------
                Barry S. Aved