Form 10-Q
period 1997-03-31
TARRANT APPAREL GROUP
filed 1997-04-30
CIK 944948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1997

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


Number of shares of Common Stock of the registrant outstanding as of April 29, 1997 was 6,571,164.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX



                               PART I.  FINANCIAL INFORMATION                             PAGE
                                                                                          ----
Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets at
            March 31, 1997 and December 31, 1996 (Audited) . . . . . . . . . . . . .        3

            Consolidated Statements of Income for the
            Three Months Ended March 31, 1997 and March 31, 1996 . . . . . . . . . .        4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and March 31, 1996 . . . . . . . . . .        5

            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . . . . . .        9


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,             DECEMBER 31,
                                                                          1997                    1996
                                                                      ------------            ------------
                               ASSETS                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .     $  3,343,507            $  1,120,456
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . .       41,335,963              44,483,884
  Due from affiliates . . . . . . . . . . . . . . . . . . . . . .          376,741                  96,416
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,112,899              10,820,169
  Temporary quota . . . . . . . . . . . . . . . . . . . . . . . .        3,833,062               1,723,085
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .          463,622                 458,087
  Prepaid income taxes  . . . . . . . . . . . . . . . . . . . . .          506,022                 990,771
  Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . .          776,559                 803,482
                                                                      ------------            ------------
         Total current assets . . . . . . . . . . . . . . . . . .       63,748,375              60,496,350

  Property and equipment, net . . . . . . . . . . . . . . . . . .        2,565,716               2,618,869
  Permanent quota, net  . . . . . . . . . . . . . . . . . . . . .          281,387                 211,085
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          109,047                  93,394
                                                                      ------------            ------------
         Total assets . . . . . . . . . . . . . . . . . . . . . .     $ 66,704,525            $ 63,419,698
                                                                      ============            ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . .     $  7,793,012            $  6,809,676

  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .       12,672,175              14,200,229

  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .        6,346,371               4,880,115
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          692,277                 576,947
                                                                      ------------            ------------
         Total current liabilities  . . . . . . . . . . . . . . .       27,503,835              26,466,967

Shareholders' equity:

  Preferred stock, 2,000,000 shares authorized; none issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . .               --                      --
  Common stock, no par value, 10,000,000 shares authorized;
    6,571,164 shares (1997), 6,552,276 shares (1996), issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . .       15,712,318              15,485,734

  Contributed capital . . . . . . . . . . . . . . . . . . . . . .        1,434,259               1,434,259
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .       22,054,113              20,032,738
                                                                      ------------            ------------
         Total shareholders' equity . . . . . . . . . . . . . . .       39,200,690              36,952,731
                                                                      ------------            ------------
         Total liabilities and shareholders' equity . . . . . . .     $ 66,704,525            $ 63,419,698
                                                                      ============            ============


                            See accompanying notes.

                             TARRANT APPAREL GROUP
                       CONSOLIDATED STATEMENTS OF INCOME





                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------
                                                                        1997                  1996
                                                                     -----------           -----------
                                                                                (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .      $53,604,701           $42,092,749

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .       44,822,034            35,025,684
                                                                     -----------           -----------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . .        8,782,667             7,067,065

Selling and distribution expenses . . . . . . . . . . . . . . .        2,082,763             1,715,073

General and administrative expenses . . . . . . . . . . . . . .        3,307,262             2,992,145
                                                                     -----------           -----------

Income from operations  . . . . . . . . . . . . . . . . . . . .        3,392,642             2,359,847

Interest expense  . . . . . . . . . . . . . . . . . . . . . . .         (462,224)             (407,687)

Interest income . . . . . . . . . . . . . . . . . . . . . . . .           35,412                65,063

Other income  . . . . . . . . . . . . . . . . . . . . . . . . .            5,545                60,542
                                                                     -----------           -----------

Income before provision for income taxes  . . . . . . . . . . .        2,971,375             2,077,765

Provision for income taxes  . . . . . . . . . . . . . . . . . .         (950,000)             (588,008)
                                                                     -----------           -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,021,375           $ 1,489,757
                                                                     ===========           ===========

Net income per share  . . . . . . . . . . . . . . . . . . . . .      $      0.30           $      0.23
                                                                     ===========           ===========

Weighted average common and common equivalent
  shares outstanding                                                   6,771,617             6,500,000
                                                                     ===========           ===========





                            See accompanying notes.

                             TARRANT APPAREL GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------------
                                                                         1997                  1996
                                                                      -----------           -----------
                                                                                 (UNAUDITED)
OPERATING ACTIVITIES

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,021,375           $ 1,489,757
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .           194,072               247,337
    (Gain) Loss on sale of fixed assets   . . . . . . . . . . .               150                (2,083)
    Provision for returns and discounts   . . . . . . . . . . .           253,424              (428,806)

    Changes in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . .         2,894,497             4,499,388
       Due from affiliates  . . . . . . . . . . . . . . . . . .          (280,325)              648,886
       Inventory  . . . . . . . . . . . . . . . . . . . . . . .        (2,292,730)            5,055,143
       Temporary quota  . . . . . . . . . . . . . . . . . . . .        (2,109,977)           (2,311,640)
       Prepaid expenses   . . . . . . . . . . . . . . . . . . .           (21,188)             (407,094)
       Prepaid income taxes   . . . . . . . . . . . . . . . . .           511,672                    --
       Accounts payable   . . . . . . . . . . . . . . . . . . .        (1,528,054)           (3,647,286)
       Accrued expenses   . . . . . . . . . . . . . . . . . . .         1,581,586              (297,260)
                                                                      -----------           -----------

          Net cash provided by operating activities   . . . . .         1,224,457             4,846,338
                                                                      -----------           -----------
INVESTING ACTIVITIES

Purchase of fixed assets  . . . . . . . . . . . . . . . . . . .           (95,540)              (40,274)

Purchase of permanent quota . . . . . . . . . . . . . . . . . .          (115,786)             (112,452)
                                                                      -----------           -----------

          Net cash used in investing activities   . . . . . . .          (211,326)             (152,726)

FINANCING ACTIVITIES

Bank borrowings, net  . . . . . . . . . . . . . . . . . . . . .           983,336            (4,995,878)

Exercise of stock options including related tax benefit . . . .           226,584                    --
                                                                      -----------           -----------

          Net cash provided by (used in) financing activities           1,209,920            (4,995,878)
                                                                      -----------           -----------

Increase (decrease) in cash and cash equivalents  . . . . . . .         2,223,051              (302,266)

Cash and cash equivalents at beginning of period  . . . . . . .         1,120,456             7,881,210
                                                                      -----------           -----------

Cash and cash equivalents at end of period  . . . . . . . . . .       $ 3,343,507           $ 7,578,944
                                                                      ===========           ===========

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

      The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany investments, transactions and balances have been eliminated.

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

      The consolidated financial data at December 31, 1996 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    ACCOUNTS RECEIVABLE

      Accounts receivable consists of the following:

                                                                  MARCH 31,       DECEMBER 31,
                                                                    1997              1996
                                                                ------------      ------------
         U.S. trade accounts receivable . . . . . . . . . . .   $ 15,334,862      $ 22,024,048
         Foreign trade accounts receivable  . . . . . . . . .      9,395,379         8,198,978
         Due from factor  . . . . . . . . . . . . . . . . . .     18,164,311        16,034,018
         Other receivables  . . . . . . . . . . . . . . . . .        543,028           141,996
         Allowance for returns and discounts  . . . . . . . .     (2,101,617)       (1,915,156)
                                                                ------------      ------------
                                                                $ 41,335,963      $ 44,483,884
                                                                ============      ============

      Due from factor consists of $22.4 million and $18.1 million of unmatured accounts receivable assigned to the factor, less $4.2 million and $2.1 million of advances received from the factor, at March 31, 1997 and December 31, 1996, respectively.

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


4.    INVENTORY

      Inventory consists of the following:

                                                                 MARCH 31,       DECEMBER 31,
                                                                   1997              1996
                                                               ------------      ------------
         Raw materials  . . . . . . . . . . . . . . . . . .    $  3,359,949      $  2,113,849
         Work-in-process  . . . . . . . . . . . . . . . . .       2,489,702         1,701,023
         Finished goods shipments-in-transit  . . . . . . .       1,499,039         2,252,118
         Finished goods . . . . . . . . . . . . . . . . . .       5,764,209         4,753,179
                                                               ------------      ------------
                                                               $ 13,112,899      $ 10,820,169
                                                               ============      ============

   Raw materials are composed of fabric and trim accessories.

5.    BANK BORROWINGS

      Bank borrowings consist of import trade bills payable.

6.    INVESTMENT IN AND ADVANCES TO JOINT VENTURE

      In 1994, the Company entered into a corporate joint venture, Litex Ltd. (Litex), a Hong Kong corporation, with a third party in Hong Kong to establish and operate a garment manufacturing facility in the People's Republic of China. The 50% investment in Litex was accounted for under the equity method. In March 1995, the Company entered an agreement with the third party whereby the third party acquired the Company's interest in Litex for consideration of $2,000,000, of which $545,000 was paid in cash with the balance to be received through deductions taken against future production purchased by the Company from the third party ($391,000 and $225,000 was received through deductions taken against 1995 and 1996 production, respectively). The deferred gain on the sale of approximately $839,000 was settled by the payment of approximately $419,000 from the third party to the Company in February 1997.

7.    PRO FORMA EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board (FASB) issued "Earnings Per Share" (Statement No. 128) establishing standards for computing and presenting earnings per share for publicly held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, Earning Per Share and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. However, an entity is permitted to disclose pro forma earnings per share prior to adoption in the notes to the financial statements.

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


      Pro forma disclosure pursuant to Statement No. 128 is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------------
                                                                       1997                   1996
                                                                    ----------             ----------
PRO FORMA BASIC EPS COMPUTATION

     Numerator  . . . . . . . . . . . . . . . . . . . . . . .       $2,021,375             $1,489,757

     Denominator
         Common shares outstanding  . . . . . . . . . . . . . .      6,555,231              6,500,000
                                                                    ----------             ----------
         Total shares . . . . . . . . . . . . . . . . . . . . .      6,555,231              6,500,000
                                                                    ----------             ----------
     Pro forma basic EPS  . . . . . . . . . . . . . . . . . . .     $     0.31             $     0.23
                                                                    ==========             ==========

PRO FORMA DILUTED EPS COMPUTATION

     Numerator  . . . . . . . . . . . . . . . . . . . . . . . .     $2,021,375             $1,489,757
                                                                    ----------             ----------
     Denominator
         Common shares outstanding  . . . . . . . . . . . . . .      6,555,231              6,500,000
         Incremental shares from assumed conversion of
             options  . . . . . . . . . . . . . . . . . . . . .        216,386                     --
                                                                    ----------             ----------
         Total shares . . . . . . . . . . . . . . . . . . . . .      6,771,617              6,500,000
                                                                    ----------             ----------
     Pro forma diluted EPS  . . . . . . . . . . . . . . . . . .     $     0.30             $     0.23
                                                                    ==========             ==========

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

      On July 28, 1995, the Company completed an initial public offering (the "Offering") of 2,000,000 shares of the Company's Common Stock at a price of $9.00 per share. The proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $14.8 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Report on Form 10-Q contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

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

      Economic Conditions. The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company results of operations. In addition, certain retailers, including some of the Company customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such retailers. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on the Company's results of operations. The Company has a non-recourse accounts receivable factoring agreement. There can be no assurance that the Company's factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

      Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Express and Lane Bryant) and Target Stores accounted for 60.9% and 29.2%, respectively, of the Company's net sales in the first quarter of 1997 and 67.1% and 24.3%, respectively, of the Company's net sales for all of 1996. The loss of any such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ----------------------
                                                              1997            1996
                                                             ------          ------
      Net sales . . . . . . . . . . . . . . . . . . . . .    100.0%          100.0%
      Cost of sales . . . . . . . . . . . . . . . . . . .     83.6            83.2
                                                             ------          ------
      Gross profit  . . . . . . . . . . . . . . . . . . .     16.4            16.8
      Selling and distribution expenses . . . . . . . . .      3.9             4.1
      General and administration expenses . . . . . . . .      6.2             7.1
                                                             ------          ------
      Operating income  . . . . . . . . . . . . . . . . .      6.3             5.6
      Interest expense  . . . . . . . . . . . . . . . . .     (0.9)           (1.0)
      Other income  . . . . . . . . . . . . . . . . . . .      0.1             0.3
                                                             ------          ------
      Income before income taxes  . . . . . . . . . . . .      5.5             4.9
      Income taxes  . . . . . . . . . . . . . . . . . . .     (1.7)           (1.4)
                                                             ------          ------
      Net income  . . . . . . . . . . . . . . . . . . . .      3.8%            3.5%
                                                             ======          ======


FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Net Sales increased by $11.5 million, or 27.3%, from $42.1 million in the first quarter of 1996 to $53.6 million in the first quarter of 1997. The increase in net sales resulted from an increase of sales to Target and divisions of The Limited of $5.3 million and $6.2 million, respectively. Overall, sales to divisions of The Limited in the first quarter of 1997 amounted to 60.9% of total net sales, as compared to 62.8% in the comparable prior period, whereas sales to Target were 29.2% of total net sales as compared to 24.6% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first quarter of 1997 was $8.8 million, or 16.4% of net sales, compared to $7.1 million, or 16.8% of net sales, in the comparable prior period, an increase in gross profit of 24.3%, The decrease in the gross profit margin resulted from the expansion of domestic knit production, which had an unfavorable impact on the gross profit margin of 0.5%.

Selling and Distribution Expenses increased from $1.7 million in the first quarter of 1996 to $2.1 million in the first quarter of 1997. As a percentage of net sales, these expenses decreased from 4.1% in the first quarter of 1996 to 3.9% in the first quarter of 1997. This percentage decrease resulted from the increase in net sales as partially offset by a 0.5% increase in commission expense related to the expansion of domestic knit production.

General and Administrative Expenses increased from $3.0 million in the first quarter of 1996 to $3.3 million in the first quarter of 1997. As a percentage of net sales, these expenses decreased from 7.1% in the first quarter of 1996 to 6.2% in the first quarter of 1997. This percentage decrease was primarily due to the increase in net sales.

Operating Income in the first quarter of 1997 was $3.4 million, or 6.3% of net sales, compared to $2.4 million, or 5.6% of net sales, in the comparable prior period, an increase in operating income of 43.8% due to the factors described above. The 0.7% improvement in operating income as a percentage of net sales is attributable to a 1.1% decrease in operating expenses, offset by a 0.4% decrease in gross profit margin.

Other Income (which consists primarily of interest income) decreased from $126,000, or 0.3% of net sales, in the first quarter of 1996, to $41,000, or 0.1% of net sales, in the first quarter of 1997. The decrease primarily resulted from a decrease in interest income from $65,000 in the first quarter of 1996 to $35,000 in the first quarter of 1997.

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

      During the first three months of 1997, net cash provided by operating activities was $1.2 million, which resulted primarily from net income of $2.0 million and a net increase in working capital items of $1.2 million.

      During the first three months of 1997, cash flow used in investing activities was $211,000, which consisted of capital expenditures and the purchase of permanent quota.

      In the three months ended March 31, 1997, cash flow provided by financing activities equaled $1.2 million, primarily as a result of the additional bank borrowings.

      The Company has credit facilities of $33.0 million and $10.0 million with The Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for direct borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and bank acceptances, as well as cash borrowings for working capital. These facilities are subject to review at any time and the right of HKSB and/or SCB to demand payment at any time. Interest on cash borrowings under HKSB's facility accrues at the U.S. best lending rate plus one-half to three-quarters percent per annum. As of March 31, 1997, the U.S. best lending rate equaled seven and one-quarter percent. Interest on cash borrowings under SCB's facility accrues at SCB's prime rate for lending Hong Kong Dollars. As of March 31, 1997, SCB's Hong Kong Dollar prime rate equaled eight and three-quarters percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed approximately $28.0 million.

      Pursuant to an agreement (the "Factoring Agreement") with NationsBanc Commercial Corporation ("NBCC"), NBCC acts as the Company's sole factor for its accounts receivable. The Factoring Agreement provides that NBCC will pay the Company an amount equal to the gross amount of the Company's accounts receivable from customers reduced by certain offsets, including among other things, discounts, returns and a commission payable by the Company to NBCC.
The commission equals four-tenths of one percent, plus an additional one-quarter of one percent of the gross amount of its accounts receivable depending on the maturity of the account receivable. Prior to the date upon which NBCC must pay for the Company's accounts receivable, the Company may receive an advance of up to 85% of the purchase price of its accounts receivable, less certain offsets, although NBCC may in its discretion advance a greater amount to the Company. Interest on such advances accrues at the rate of one-quarter of one percent per annum below the prime rate charged from time to time by NBCC, except that the interest rate is in no event less than five percent per annum. As of March 31, 1997, the prime rate equaled eight and one-half percent. Under the Factoring Agreement, NBCC is obligated to pay the Company for accounts receivable on the third business day following payment of the account receivable or, with respect to all accounts receivable for which NBCC has assumed the credit risk, the earlier of such date or the 120th day after the due date of the account receivable. Subject to its credit review procedures, NBCC may decline to accept the credit risk on certain accounts receivable. The Factoring Agreement continues in force from year to year and may be terminated by NBCC on any anniversary of its effective date (September
28) or by the Company at any time, provided that in each case, the terminating party gives sixty days prior written notice.

      The Company believes that its cash flow from operations and borrowings under its current financing facilities should be sufficient to fund its operations for the foreseeable future.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

             Tarrant Apparel Group, along with Gerard Guez, its Chairman and Chief Executive Officer and Todd Kay, its President, have been named co-defendants in a civil lawsuit brought by the American Textile Manufacturers Institute on behalf of the United States in the United States District Court for the District of Los Angeles (Case No. CV96-6765 HLH). The United States has declined to intervene in the lawsuit. The Limited, Inc. of Columbus, Ohio, Mast Industries, Inc. of Andover, Massachusetts and other defendants related to The Limited were also named as co-defendants. The lawsuit alleges, among other things, that the defendants knowingly filed improper statements about the country of origin of imported merchandise with the United States Customs Service. The complaint seeks an unspecified amount of monetary damages. Since receiving notification of the lawsuit, Tarrant's management has contacted its customers to explain the Company's longstanding manufacturing and monitoring procedures to ensure against unlawful activities. The Company and its counsel are not yet able to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss.

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

                                     TARRANT APPAREL GROUP



Date: April 30, 1997                 By: /s/ Mark B. Kristof
                                         -------------------------------
                                         Mark B. Kristof
                                         Vice President - Finance and
                                         Chief Financial Officer


                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)