Form 10-Q/A
period 1997-03-31
TARRANT APPAREL GROUP
filed 1997-04-30
CIK 944948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


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

                             TARRANT APPAREL GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------------
                                                                         1997                  1996
                                                                      -----------           -----------
                                                                                 (UNAUDITED)
OPERATING ACTIVITIES

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,021,375           $ 1,489,757
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .           194,072               247,337
    (Gain) Loss on sale of fixed assets   . . . . . . . . . . .               105                (2,083)
    Provision for returns and discounts   . . . . . . . . . . .           186,461              (428,806)

    Changes in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . .         2,961,460             4,499,388
       Due from affiliates  . . . . . . . . . . . . . . . . . .          (280,325)              648,886
       Inventory  . . . . . . . . . . . . . . . . . . . . . . .        (2,292,730)            5,055,143
       Temporary quota  . . . . . . . . . . . . . . . . . . . .        (2,109,977)           (2,311,640)
       Prepaid expenses   . . . . . . . . . . . . . . . . . . .           (21,188)             (407,094)
       Prepaid income taxes   . . . . . . . . . . . . . . . . .           511,672                    --
       Accounts payable   . . . . . . . . . . . . . . . . . . .        (1,528,054)           (3,647,286)
       Accrued expenses   . . . . . . . . . . . . . . . . . . .         1,581,586              (297,260)
                                                                      -----------           -----------

          Net cash provided by operating activities   . . . . .         1,224,457             4,846,338
                                                                      -----------           -----------
INVESTING ACTIVITIES

Purchase of fixed assets  . . . . . . . . . . . . . . . . . . .           (95,540)              (40,274)
Purchase of permanent quota . . . . . . . . . . . . . . . . . .          (115,786)             (112,452)
                                                                      -----------           -----------

          Net cash used in investing activities   . . . . . . .          (211,326)             (152,726)
                                                                      -----------           -----------
FINANCING ACTIVITIES

Bank borrowings, net  . . . . . . . . . . . . . . . . . . . . .           983,336            (4,995,878)
Exercise of stock options including related tax benefit . . . .           226,584                    --
                                                                      -----------           -----------

          Net cash provided by (used in) financing activities           1,209,920            (4,995,878)
                                                                      -----------           -----------

Increase (decrease) in cash and cash equivalents  . . . . . . .         2,223,051              (302,266)

Cash and cash equivalents at beginning of period  . . . . . . .         1,120,456             7,881,210
                                                                      -----------           -----------

Cash and cash equivalents at end of period  . . . . . . . . . .       $ 3,343,507           $ 7,578,944
                                                                      ===========           ===========

                            See accompanying notes.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

             Tarrant Apparel Group, along with Gerard Guez, its Chairman and Chief Executive Officer and Todd Kay, its President, have been named co-defendants in a civil lawsuit brought by the American Textile Manufacturers Institute on behalf of the United States in the United States District Court for the District of Los Angeles (Case No. CV96-6765 HLH). The Limited, Inc. of Columbus, Ohio, Mast Industries, Inc. of Andover, Massachusetts and other defendants related to The Limited were also named as co-defendants. The United States has declined to intervene in the lawsuit. The lawsuit alleges, among other things, that the defendants knowingly filed improper statements about the country of origin of imported merchandise with the United States Customs Service. The complaint seeks an unspecified amount of monetary damages. Since receiving notification of the lawsuit, Tarrant's management has contacted its customers to explain the Company's longstanding manufacturing and monitoring procedures to ensure against unlawful activities. The Company and its counsel are not yet able to evaluate the potential outcome or to estimate the amount or likelihood of potential damages, if any.

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