Form 10-Q
period 1997-06-30
TARRANT APPAREL GROUP
filed 1997-07-30
CIK 944948

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1997

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____________ to
     _____________

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

                                                               Yes [X]  No  [_]


Number of shares of Common Stock of the registrant outstanding as of July 29, 1997 was 6,601,414.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX


                    PART I.  FINANCIAL INFORMATION                          PAGE
Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets at
          June 30, 1997 and December 31, 1996 (Audited).....................  3

          Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 1997 and June 30, 1996........  4

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1997 and June 30, 1996..................  5

          Notes to Consolidated Financial Statements........................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  9

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  15

Item 2.   Changes in Securities.............................................  15

Item 3.   Defaults Upon Senior Securities...................................  15

Item 4.   Submission of Matters to a Vote of Security Holders...............  15

Item 5.   Other Information.................................................  16

Item 6.   Exhibits and Reports on Form 8-K..................................  16

          SIGNATURES........................................................  17

          INDEX TO EXHIBITS.................................................  18

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,                      DECEMBER 31,
                                                                                   1997                           1996
                                                                             -----------------              -----------------
                              ASSETS                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $         650,594              $       1,120,456
  Accounts receivable, net...............................................           55,422,690                     44,483,884
  Due from affiliates....................................................              948,263                         96,416
  Inventory..............................................................           19,593,298                     10,820,169
  Temporary quota........................................................            2,149,894                      1,723,085
  Prepaid expenses.......................................................              883,402                        458,087
  Prepaid income taxes...................................................                   --                        990,771
  Deferred tax asset.....................................................              579,143                        803,482
                                                                             -----------------              -----------------
       Total current assets..............................................           80,227,284                     60,496,350

Property and equipment, net..............................................            2,776,098                      2,618,869
Permanent quota, net.....................................................              232,162                        211,085
Other assets.............................................................              110,290                         93,394
                                                                             -----------------              -----------------
       Total assets......................................................    $      83,345,834              $      63,419,698
                                                                             =================              =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings........................................................    $      10,840,593              $       6,809,676
  Accounts payable.......................................................           21,154,360                     14,200,229
  Accrued expenses.......................................................            7,082,864                      4,880,115
  Income taxes...........................................................            1,506,779                        576,947
                                                                             -----------------              -----------------
       Total current liabilities.........................................           40,584,596                     26,466,967

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued
    and outstanding......................................................                   --                             --
  Common stock, no par value, 10,000,000 shares authorized;
    6,601,414 shares (1997) and 6,552,276 shares (1996), issued
    and outstanding......................................................           16,007,627                     15,485,734
  Contributed capital....................................................            1,434,259                      1,434,259
  Retained earnings......................................................           25,319,352                     20,032,738
                                                                             -----------------              -----------------
       Total shareholders' equity........................................           42,761,238                     36,952,731
                                                                             -----------------              -----------------
       Total liabilities and shareholders' equity........................    $      83,345,834              $      63,419,698
                                                                             =================              =================

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                       CONSOLIDATED STATEMENTS OF INCOME



                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                    -------------------------------      -----------------------------------
                                                        1997              1996                1997                 1996
                                                    ------------       ------------       -------------        -------------
                                                             (UNAUDITED)                             (UNAUDITED)
Net sales.......................................... $73,879,357        $68,870,470        $127,484,058         $110,963,219

Cost of sales......................................  62,811,599         57,603,417         107,633,633           92,629,101
                                                    ------------       ------------       -------------        -------------
Gross profit.......................................  11,067,758         11,267,053          19,850,425           18,334,118

Selling and distribution expenses..................   2,167,411          1,793,595           4,250,174            3,508,668

General and administrative expenses................   3,808,834          3,969,167           7,116,096            6,961,312
                                                    ------------       ------------       -------------        -------------
Income from operations.............................   5,091,513          5,504,291           8,484,155            7,864,138

Interest expense...................................    (295,642)          (577,259)           (757,866)            (984,946)

Interest income....................................      14,527             63,735              49,939              128,798

Other income.......................................       4,841             91,823              10,386              152,365
                                                    ------------       ------------       -------------        -------------
Income before provision for income taxes...........   4,815,239          5,082,590           7,786,614            7,160,355

Provision for income taxes.........................  (1,550,000)        (1,524,778)         (2,500,000)          (2,112,786)
                                                    ------------       ------------       -------------        -------------
Net income......................................... $ 3,265,239        $ 3,557,812        $  5,286,614         $  5,047,569
                                                    ============       ============       =============        =============

Net income per share............................... $      0.48        $      0.55        $       0.78         $       0.78
                                                    ============       ============       =============        =============
Weighted average common and common
  equivalent shares outstanding....................   6,796,313          6,515,427           6,783,965            6,507,714
                                                    ============       ============       =============        =============

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------------------------
                                                                                        1997                       1996
                                                                                  ----------------           ----------------
                                                                                                  (UNAUDITED)
OPERATING ACTIVITIES
Net income....................................................................    $     5,286,614            $     5,047,569
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Deferred tax provision....................................................            224,338                  (170,003)
    Depreciation and amortization.............................................            400,015                   446,015
    Allowance for returns and discounts.......................................           (183,521)                 (294,346)
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................        (10,755,285)              (12,788,971)
      Due from affiliates.....................................................           (851,847)                  726,712
      Inventory...............................................................         (8,773,129)                5,197,850
      Temporary quota.........................................................           (426,809)                 (700,548)
      Prepaid expenses........................................................           (442,212)                  (53,940)
      Prepaid income taxes....................................................            990,771                        --
      Accounts payable........................................................          6,954,131                  7,752,317
      Accrued expenses........................................................          2,202,750                    689,494
      Income taxes payable....................................................            929,832                    662,811
                                                                                  ----------------           ----------------

          Net cash provided by (used in) operating activities.................         (4,444,352)                 6,514,960
                                                                                  ----------------           ----------------

INVESTING ACTIVITIES
Purchase of fixed assets......................................................           (462,535)                  (163,146)
Purchase of permanent quota...................................................           (115,786)                  (133,002)
                                                                                  ----------------           ----------------

          Net cash used in investing activities...............................           (578,321)                  (296,148)
                                                                                  ----------------           ----------------

FINANCING ACTIVITIES
Bank borrowings, net..........................................................          4,030,917                 (6,667,996)
Due from Original Shareholders................................................                 --                 (3,000,000)
Exercise of stock options including related tax benefit.......................            521,894                         --
                                                                                  ----------------           ----------------

          Net cash provided by (used in) financing activities.................          4,552,811                 (9,667,996)
                                                                                  ----------------           ----------------

Decrease in cash and cash equivalents.........................................           (469,862)                (3,449,184)

Cash and cash equivalents at beginning of period..............................          1,120,456                  7,881,210
                                                                                  ----------------           ----------------

Cash and cash equivalents at end of period....................................    $       650,594            $     4,432,026
                                                                                  ================           ================

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   ORGANIZATION AND BASIS OF CONSOLIDATION

     On July 28, 1995, Tarrant Apparel Group, a California corporation (formerly "Fashion Resource, Inc.") (the "Company") completed an initial public offering (the "Offering") of 2,000,000 shares of the Company's Common Stock at a price of $9.00 per share. The proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $14.8 million.

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

3.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                              JUNE 30,                 DECEMBER 31,
                                                               1997                       1996
                                                       -------------------         -------------------
       U.S. trade accounts receivable.............     $       28,078,103          $       22,024,048
       Foreign trade accounts receivable..........             15,784,361                   8,198,978
       Due from factor............................             12,823,523                  16,034,018
       Other receivables..........................                468,338                     141,996
       Allowance for returns and discounts........             (1,731,635)                 (1,915,156)
                                                       -------------------         -------------------
                                                       $       55,422,690          $       44,483,884
                                                       ===================         ===================

     Due from factor consists of $19.5 million and $18.1 million of unmatured accounts receivable assigned to the factor, less $6.7 million and $2.1 million of advances received from the factor, at June 30, 1997 and December 31, 1996, respectively.

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


     The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). The NBCC facility was amended in May 1997 and the CIT facility was added in July 1997. NBCC acts as the Company's factor for accounts receivable from the Company's major customers other than Lerner New York and Target Stores. The Company may receive an advance from NBCC of up to 90% of the purchase price of factored accounts receivable plus 90% of certain receivables that are not factored. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of $10 million, up to a maximum amount of $25 million.

4.   INVENTORY

     Inventory consists of the following:

                                                       JUNE 30,                  DECEMBER 31,
                                                        1997                        1996
                                                -------------------         -------------------
Raw materials.............................      $         3,117,463         $         2,113,849
Work-in-process...........................                6,591,424                   1,701,023
Finished goods shipments-in-transit.......                3,769,795                   2,252,118
Finished goods............................                6,114,616                   4,753,179
                                                -------------------         -------------------
                                                $        19,593,298         $        10,820,169
                                                ===================         ===================

     Raw materials are composed of fabric.and trim accessories.

5.   BANK BORROWINGS

     Bank borrowings consist of the following:

                                                       JUNE 30,                  DECEMBER 31,
                                                        1997                        1996
                                                -------------------         -------------------
Import trade bills payable................      $         9,351,227         $         6,809,676
Hong Kong line of credit..................                1,489,366                         ---
                                                -------------------         -------------------
                                                $        10,840,593         $         6,809,676
                                                ===================         ===================


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

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


7.   PRO FORMA EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued "Earnings Per Share" (Statement No. 128) establishing standards for computing and presenting earnings per share for publicly-held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, Earning Per Share and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. However, an entity is permitted to disclose pro forma earnings per share prior to adoption in the notes to the financial statements.

Pro forma disclosure pursuant to Statement No. 128 is as follows:

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                          -----------------------------     ---------------------------
                                               1997            1996             1997           1996
                                          -------------    ------------     ------------    ------------
PRO FORMA BASIC EPS COMPUTATION
   Numerator...........................   $   3,265,239    $  3,557,812     $  5,286,614    $  5,047,569
                                          -------------    ------------     ------------    ------------
   Denominator
      Weighted average common shares
        outstanding....................       6,589,098       6,500,000        6,572,165       6,500,000
                                          -------------    ------------     ------------    ------------
      Total shares.....................       6,589,098       6,500,000        6,572,165       6,500,000
                                          -------------    ------------     ------------    ------------
   Pro forma diluted EPS...............   $        0.50    $       0.55     $       0.80    $       0.78
                                          =============    ============     ============    ============

PRO FORMA DILUTED EPS COMPUTATION
   Numerator...........................   $   3,265,239    $  3,557,812     $  5,286,614    $  5,047,569
                                          -------------    ------------     ------------    ------------
   Denominator
      Weighted average common shares
        outstanding....................       6,589,098       6,500,000        6,572,165       6,500,000
      Incremental shares from assumed
        conversion of options..........         207,215          15,427          211,800           7,714
                                          -------------    ------------     ------------    ------------
      Total shares.....................       6,796,313       6,515,427        6,583,965       6,507,714
                                          -------------    ------------     ------------    ------------
   Pro forma diluted EPS...............   $        0.48    $       0.55     $       0.78    $       0.78
                                          =============    ============     ============    ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

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

     Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Express and Lane Bryant) and Target Stores accounted for 69.5% and 21.2%, respectively, of the Company's net sales in the first six months of 1997 and 67.1% and 24.3%, respectively, of the Company's net sales for all of 1996. The loss of any such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

     Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal or state labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal or state authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited and Target Stores, require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                      THREE MONTHS                  SIX MONTHS
                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                 ----------------------       ----------------------
                                                    1997         1996            1997         1996
                                                 ---------    ---------       ---------    ---------
Net sales.....................................      100.0%       100.0%          100.0%       100.0%
Cost of sales.................................       85.0         83.6            84.4         83.5
                                                 ---------    ---------       ---------    ---------
Gross profit..................................       15.0         16.4            15.6         16.5
Selling and distribution expenses.............        2.9          2.6             3.3          3.1
General and administration expenses...........        5.2          5.8             5.6          6.3
                                                 ---------    ---------       ---------      -------
Income from operations........................        6.9          8.0             6.7          7.1
Interest expense..............................       (0.4)        (0.8)           (0.6)        (0.9)
Other income..................................        ---          0.2             ---          0.2
                                                 ---------    ---------       ---------     --------
Income before income taxes....................        6.5          7.4             6.1          6.4
Income taxes..................................       (2.1)        (2.2)           (1.9)        (1.9)
                                                 ---------    ---------       ---------     --------
Net income....................................        4.4%         5.2%            4.2%         4.5%
                                                 =========    =========       =========     ========


SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Net Sales increased by $5.0 million, or 7.3%, from $68.9 million in the second quarter of 1996 to $73.9 million in the second quarter of 1997. The increase in
net sales included an increase of     $9.5 million to divisions of The Limited
as offset by a decrease in sales of $4.5 million to Target Stores. Overall, sales to divisions of The Limited in the second quarter of 1997 amounted to 75.7%
of total net sales, as compared to 67.5% in the comparable prior period, whereas sales to Target Stores were 15.4% of total net sales as compared to 23.0% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the second quarter of 1997 was $11.1 million, or 15.0% of net sales, compared to $11.3 million, or 16.4% of net sales, in the comparable prior period, a decrease in gross profit of 1.8%. The 1.4% decrease in the gross profit margin resulted from the realization of approximately a 4% gross margin on $11.8 million of net sales sourced domestically, reflecting costs and inefficiencies related to the expansion of the Company's domestic sourcing capabilities. The gross margin realized on $62.1 million of imported net sales was approximately 17%.

Selling and Distribution Expenses increased from $1.8 million in the second
quarter of 1996 to   $2.2 million in the second quarter of 1997.  As a
percentage of net sales, these expenses increased from 2.6% in the second quarter of 1996 to 2.9% in the second quarter of 1997. This percentage increase is primarily due to increases in freight and warehouse labor expenses, both of which amounted to 0.1% of net sales.

General and Administrative Expenses decreased from $4.0 million in the second quarter of 1996 to $3.8 million in the second quarter of 1997. As a percentage of net sales, these expenses decreased from 5.8% in the second quarter of 1996 to 5.2% in the second quarter of 1997. This percentage decrease was primarily due to the effect of the increase in net sales.

Operating Income in the second quarter of 1997 was $5.1 million, or 6.9% of net sales, compared to $5.5 million, or 8.0% of net sales, in the comparable prior period, a decrease in operating income of 7.5% due to the factors described above. The 1.1% decrease in operating income as a percentage of net sales is attributable to a 1.4% decrease in gross profit margin as offset by a 0.3% decrease in operating expenses.

Other Income decreased from $156,000, or 0.2% of net sales, in the second quarter of 1996, to $19,000 in the second quarter of 1997. This decrease primarily resulted from a decrease in interest and management fee income from $64,000 and $30,000, respectively, in the second quarter of 1996, to $15,000 and $0 of such income, respectively, in the second quarter of 1997.


FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996

Net Sales increased by $16.5 million, or 14.9%, from $111.0 million in the first six months of 1996 to $127.5 million in the first six months of 1997. The increase in net sales included increases of $15.6 million to divisions of The Limited and $0.8 million to Target Stores. Overall, sales to divisions of The Limited in the first six months of 1997 amounted to 69.5% of total net sales, as compared to 65.7% in the comparable prior period, whereas aggregate sales to Target Stores were 21.2% of total net sales as compared to 23.6% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first six months of 1997 was $19.9 million, or 15.6% of net sales, compared to $18.3 million, or 16.5% of net sales, in the comparable prior period, an increase in gross profit of 8.3%. The 0.9% decrease in the gross profit margin primarily resulted from the realization of approximately a 4% gross margin on $19.4 million of net sales sourced domestically, reflecting costs and inefficiencies related to the expansion of the Company's domestic sourcing capabilities. The gross margin realized on $108.1 million of imported net sales was approximately 17.5%.

Selling and Distribution Expenses increased from $3.5 million in the first six months of 1996 to $4.3 million in the first six months of 1997. As a percentage of net sales, these expenses increased from 3.1% in the first six months of 1996 to 3.3% in the first six months of 1997. This percentage increase resulted from an increase in sales commission which amounted to 0.2% of net sales.

General and Administrative Expenses increased from $7.0 million in the first six months of 1996 to $7.1 million in the first six months of 1997. As a percentage of net sales, these expenses decreased from 6.3% in the first six months of 1996 to 5.6% in the first six months of 1997. This percentage decrease is primarily due to the increase in net sales.

Operating Income in the first six months of 1997 was $8.5 million, or 6.7% of net sales, compared to $7.9 million, or 7.1% of net sales, in the comparable prior period, an increase in operating income of 7.9% due to the factors described above. The 0.4% decrease in operating income as a percentage of net sales is attributable to a 0.9% decrease in gross profit margin as offset by a 0.5% decrease in operating expenses.

Other Income decreased from $281,000, or 0.2% of net sales, in the first six months of 1996, to $60,000 in the first six months of 1997. This decrease primarily resulted from $129,000 and $52,000 of interest and management fee income, respectively, in the first six months of 1996 as compared to $50,000 and $0 of such income, respectively, in the first six months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary need for funds has been to finance inventory, finished goods shipments-in-transit, and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources of working capital are cash flow from operations, borrowings under the Company's credit facilities and proceeds from its initial public offering.

   During the first six months of 1997, net cash used in operating activities was $4.4 million, which primarily resulted from net income of $5.3 million and a net increase in working capital items of $10.2 million.

   During the first six months of 1997, cash flow used in investing activities was $578,000, which consisted of capital expenditures and the purchase of permanent quota.

   In the six months ended June 30, 1997, cash flow provided by financing activities equaled $4.6 million, primarily as a result of a $4.0 million increase in bank borrowings.

   The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of June 30,

1997, HKSB's U.S. dollar prime rate equaled seven and one-quarter percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of June 30, 1997, SCB's Hong Kong dollar prime rate equaled eight and three-quarters percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

   The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). NBCC acts as the Company's factor for accounts receivable from the Company's major customers other than Lerner New York and Target Stores. Subject to a shared risk arrangement, NBCC will pay the Company an amount equal to the gross amount of the Company's accounts receivable reduced by certain offsets, including discounts, returns and commission. The commission is two-tenths of one percent on accounts as to which NBCC and the Company share the credit risk, which principally include affiliates of The Limited, and six-tenths of one percent on all other accounts. On shared risk accounts, the Company must incur an aggregate loss in excess of $1 million in any twelve-month period before NBCC must pay for uncollectible accounts receivable whereas NBCC pays 100% of uncollectible accounts receivable on all other obligors, if approved. The Company may receive an advance from NBCC of up to 90% of the purchase price of factored accounts receivable plus 90% of certain receivables that are not factored. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities.
Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of June 30, 1997, the prime rates equaled eight and one-half percent and the LIBOR rates equaled five and seven-tenths percent.

   The Company believes that its cash flow from operations and borrowings under its current credit facilities should be sufficient to fund its operations for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

          On June 30, 1997, the United States District Court for the Central District of California ordered the previously disclosed lawsuit brought by the American Textile Manufacturers Institute ("ATMI") to be transferred to the United States District Court for the Southern District of Ohio at Columbus.

          On May 23, 1997, the Company, along with Gerard Guez, its Chairman and Chief Executive Officer, and Todd Kay, its President, were named as defendants in a lawsuit brought by Mark Kasky on behalf of himself and the general public in San Francisco Superior Court (Case No. 986780). The allegations of this lawsuit are identical to those contained in the complaint filed by ATMI, and this lawsuit seeks injunctive relief and an unspecified amount of restitution, disgorgement of profits, costs and attorneys fees. The Company is not yet able to evaluate the potential outcome or to estimate the amount or likelihood of potential damages, if any, of this lawsuit.

ITEM 2.   CHANGES IN SECURITIES.     None.
          ---------------------

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.     None.
          -------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          The Company held its 1997 annual meeting of shareholders (the
          "Meeting") on May 2, 1997.   At the Meeting, the Company's
          shareholders considered and voted upon the following matters:

          1. Election of Directors. The re-election of the following seven persons to the Board of Directors of the Company, to serve until the next annual meeting of shareholders and until their successors have been elected and qualified:

-----------------------------------------------------------------------------------------------------
Name                                  For            Against               Abstain
-----------------------------------------------------------------------------------------------------
Gerard Guez                        6,253,944           ---                  5,675
Donald Hecht                       6,253,944           ---                  5,675
Todd Kay                           6,253,944           ---                  5,675
Barry S. Aved                      6,253,944           ---                  5,675
Mark B. Kristof                    6,253,944           ---                  5,675
Corazon R. Reyes                   6,253,944           ---                  5,675
Karen S. Wasserman                 6,253,944           ---                  5,675

          2. Amendment of 1995 Stock Option Plan. To approve an amendment and restatement of the 1995 Stock Option Plan.

-----------------------------------------------------------------------------------------------------
                                      For              Against             Abstain
-----------------------------------------------------------------------------------------------------
                                   4,904,177           498,945             7,803

          3. Ratification of the Appointment of Independent Auditor. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 .

-----------------------------------------------------------------------------------------------------
                                      For             Against            Abstain
-----------------------------------------------------------------------------------------------------
                                   6,255,346            605               3,668


ITEM 5.   OTHER INFORMATION.
          -----------------

          Effective as of July 29, 1997, Corazon R. Reyes has resigned from the Company's Board of Directors, and James R. Miller has been appointed by the Board of Directors to fill the vacancy. Ms. Reyes will continue to serve as Chief Operating Officer of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a) Exhibits: Reference is made to the Index to Exhibits, at page 18 for a list of exhibits filed as part of this Report on Form 10-Q.

          (b)  Reports on Form 8-K:   None.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TARRANT APPAREL GROUP



Date: July 29, 1997                    By:  /s/ Mark B. Kristof
                                           -------------------------
                                           Mark B. Kristof
                                           Vice President-Finance and
                                           Chief Financial Officer


                                           (Duly Authorized Officer and
                                           Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.36.1           Amendment to Three Party Special Deposit Account Agreement

10.42.1           Amendment dated June 9, 1997 to Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation

10.43.1           Letter agreement dated May 28, 1996, by and between Tarrant Company Limited and The Hongkong Shanghai Banking Corporation Limited

10.56             Form of Indemnification Agreement with directors and certain executive officers

10.57             Special Deposit Account Agreement

10.58             Accounts Receivable Financing Agreement dated June 13, 1997 by and between the Company and The CIT Group/Commercial Services, Inc.

27                Financial Data Scheule