Form 10-Q
period 1997-09-30
TARRANT APPAREL GROUP
filed 1997-11-14
CIK 944948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 1997

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

                                                               Yes [X]  No  [  ]


Number of shares of Common Stock of the registrant outstanding as of November 10, 1997 was 6,601,414.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX



              PART I.  FINANCIAL INFORMATION                      PAGE
                                                                  ----
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets at
        September 30, 1997 and December 31, 1996 (Audited).......   3

        Consolidated Statements of Income for the
        Three and Nine Months Ended September 30, 1997 and
        September 30, 1996.......................................   4

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1997 and
        September 30, 1996                                          5

        Notes to Consolidated Financial Statements...............   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................  10

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings........................................  17

Item 2. Changes in Securities....................................  17

Item 3. Defaults Upon Senior Securities..........................  17

Item 4. Submission of Matters to a Vote of Security Holders......  17

Item 5. Other Information........................................  17

Item 6. Exhibits and Reports on Form 8-K.........................  17

        SIGNATURES...............................................  18

        INDEX TO EXHIBITS........................................  19

                        PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.
                    --------------------

                             TARRANT APPAREL GROUP

                          CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1997              1996
                                                                                -------------   ----------------
                                   ASSETS                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents..................................................   $    4,782,930   $     1,120,456
  Accounts receivable, net...................................................       35,772,696        44,483,884
  Due from affiliates........................................................        1,253,303            96,416
  Due from officers..........................................................        1,069,863                --
  Inventory..................................................................       20,469,279        10,820,169
  Temporary quota............................................................        5,930,975         1,723,085
  Prepaid expenses...........................................................          821,524           458,087
  Prepaid income taxes.......................................................               --           990,771
  Deferred tax asset.........................................................          423,416           803,482
                                                                                 -------------   ---------------
       Total current assets..................................................       70,523,986        60,496,350

Property and equipment, net..................................................        2,682,859         2,618,869
Permanent quota, net.........................................................          195,611           211,085
Other assets.................................................................          107,741            93,394
                                                                                -------------    ---------------
       Total assets..........................................................   $   73,510,197   $    63,419,698
                                                                                ==============   ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings............................................................   $    5,629,001   $     6,809,676
  Accounts payable...........................................................       14,006,772        14,200,229
  Accrued expenses...........................................................        6,775,780         4,880,115
  Income taxes...............................................................        1,626,052           576,947
                                                                                 -------------   ---------------
       Total current liabilities.............................................       28,037,605        26,466,967

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none
    issued and outstanding...................................................               --                --
  Common stock, no par value, 10,000,000 shares authorized;
    6,601,414 shares (1997) and 6,552,276 shares (1996), issued
    and outstanding..........................................................       16,007,627        15,485,734
  Contributed capital........................................................        1,434,259         1,434,259
  Retained earnings..........................................................       28,030,706        20,032,738
                                                                                 -------------   ---------------
       Total shareholders' equity............................................       45,472,592        36,952,731
                                                                                 -------------   ---------------
       Total liabilities and shareholders' equity............................   $   73,510,197   $    63,419,698
                                                                                ==============   ===============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                           --------------------------------   -----------------------------
                                                 1997              1996           1997            1996
                                           ---------------    -------------   -------------   -------------
                                                       (UNAUDITED)                    (UNAUDITED)
Net sales.................................     $69,217,716     $50,008,358     $196,701,774     $160,971,577
Cost of sales.............................      59,527,963      41,771,216      167,161,595      134,400,317
                                               -----------     -----------      -----------     ------------
Gross profit..............................       9,689,753       8,237,142       29,540,179       26,571,260
Selling and distribution expenses.........       2,075,759       1,643,002        6,325,934        5,151,670
General and administrative expenses.......       3,551,201       2,855,063       10,667,296        9,816,375
                                               -----------     -----------      -----------     ------------
Income from operations....................       4,062,793       3,739,077       12,546,949       11,603,215
Interest expense..........................        (389,158)       (451,515)      (1,147,024)      (1,436,461)
Interest income...........................          59,429         116,892          109,367          245,690
Other income (expense)....................         253,289         (75,426)         263,676           76,939
                                               -----------     -----------      -----------     ------------
Income before provision for income taxes..       3,986,353       3,329,028       11,772,968       10,489,383
Provision for income taxes................      (1,275,000)     (1,120,000)      (3,775,000)      (3,232,786)
                                               -----------     -----------      -----------     ------------
Net income................................     $ 2,711,353     $ 2,209,028      $ 7,997,968     $  7,256,597
                                               ===========     ===========      ===========     ============

Net income per share......................     $     0 .40     $      0.34      $      1.18     $       1.11
                                               ===========     ===========      ===========     ============

Weighted average common and common
  equivalent shares outstanding...........       6,806,227       6,513,062        6,791,386        6,509,496
                                               ===========     ===========      ===========     ============




                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------
                                                                     1997              1996
                                                                ---------------    --------------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES
Net income....................................................   $    7,997,968    $    7,256,597
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Deferred tax provision....................................          380,066           (35,946)
    Depreciation and amortization.............................          654,378           657,150
    Allowance for returns and discounts.......................           27,126          (714,294)
    Changes in operating assets and liabilities:
      Accounts receivable.....................................        8,684,062        (1,500,468)
      Due from affiliates and officers........................       (2,226,750)          803,220
      Inventory...............................................       (9,649,110)        3,162,275
      Temporary quota.........................................       (4,207,890)          714,002
      Prepaid expenses........................................         (377,784)         (108,449)
      Prepaid income taxes....................................          990,771
      Accounts payable........................................         (193,457)        1,331,020
      Accrued expenses........................................        1,895,665         1,331,077
      Income taxes payable....................................        1,049,105            46,539
                                                                 --------------    --------------

        Net cash provided by operating activities.............        5,024,150        12,942,723
                                                                 --------------    --------------

INVESTING ACTIVITIES
Purchase of fixed assets......................................         (573,690)         (151,926)
Purchase of long-term investments.............................               --          (135,601)
Purchase of permanent quota...................................         (129,205)         (133,002)
                                                                 --------------    --------------

       Net cash used in investing activities..................         (702,895)         (420,529)
                                                                 --------------    --------------

FINANCING ACTIVITIES
Bank borrowings, net..........................................       (1,180,675)       (6,455,686)
Due from officers.............................................               --        (3,000,000)
Exercise of stock options including related tax benefit.......          521,894
                                                                 --------------    --------------

       Net cash used in financing activities..................         (658,781)       (9,455,686)
                                                                 --------------    --------------

Increase in cash and cash equivalents.........................        3,662,474         3,066,508

Cash and cash equivalents at beginning of period..............        1,120,456         7,881,210
                                                                 --------------    --------------

Cash and cash equivalents at end of period....................   $    4,782,930    $   10,947,718
                                                                 ==============    ==============


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

          Assets and liabilities of the Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the rate of exchange prevailing during the year. The principal foreign currency in which the Company transacts business is the Hong Kong dollar.

          Foreign currency gains and losses resulting from translation of assets and liabilities are included in the balance sheets whereas transaction gains and losses are included in the statements of income. To date, such gains and losses have been immaterial. As of September 30, 1997, the Hong Kong subsidiaries had retained earnings of 218.9 million Hong Kong dollars (equivalent to US$28.2 million) and an intercompany receivable due from Tarrant Apparel Group of US$25.2 million.

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3.  ACCOUNTS RECEIVABLE

          Accounts receivable consists of the following:

                                SEPTEMBER 30,     DECEMBER 31,
                                    1997              1996
                               --------------    --------------
U.S. trade accounts
  receivable................   $   14,925,993    $   22,024,048
Foreign trade accounts
 receivable.................       10,028,829         8,198,978
Due from factor.............       11,519,622        16,034,018
Other receivables...........        1,240,534           141,996
Allowance for returns and
 discounts..................       (1,942,282)       (1,915,156)
                               --------------    --------------
                               $   35,772,696    $   44,483,884
                               ==============    ==============

          Due from factor consists of $29.7 million and $18.1 million of unmatured accounts receivable assigned to the factor, less $18.2 million and $2.1 million of advances received from the factor, at September 30, 1997 and December 31, 1996, respectively.

          The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). The NBCC facility was amended in May 1997 and the CIT facility was amended in October 1997. NBCC acts as the Company's factor for accounts receivable from the Company's major customers other than Lerner New York and Target Stores. The Company may receive an advance from NBCC of up to 90% of the purchase price of factored accounts receivable plus 90% of certain receivables that are not factored. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of up to $10 million, up to a maximum amount of $25 million.


4.  INVENTORY

          Inventory consists of the following:

                                            SEPTEMBER 30,     DECEMBER 31,
                                                1997             1996
                                            --------------   --------------
   Raw materials.........................   $    4,102,642   $    2,113,849
   Work-in-process.......................        5,102,932        1,701,023
   Finished goods shipments-in-transit...        2,342,474        2,252,118
   Finished goods........................        8,921,231        4,753,179
                                            --------------   --------------
                                            $   20,469,279   $   10,820,169
                                            ==============   ==============

          Raw materials are composed of fabric and trim accessories.


5.  BANK BORROWINGS

          Bank borrowings consist of import trade bills payable.

                             TARRANT APPAREL GROUP

                                  (UNAUDITED)


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

Pro forma disclosure pursuant to Statement No. 128 is as follows:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                         --------------------------   -------------------------
                                             1997          1996          1997           1996
                                         ------------   -----------   -----------   -----------
PRO FORMA BASIC EPS COMPUTATION
   Numerator............................   $2,711,353    $2,209,028    $7,997,968    $7,256,597
                                           ----------    ----------    ----------    ----------
   Denominator
     Weighted average common shares
       outstanding......................    6,601,414     6,500,000     6,581,915     6,500,000
                                           ----------    ----------    ----------    ----------
     Total shares.......................    6,601,414     6,500,000     6,581,915     6,500,000
                                           ----------    ----------    ----------    ----------
  Pro forma Basic EPS...................   $     0.41    $     0.34    $     1.22    $     1.12
                                           ==========    ==========    ==========    ==========

PRO FORMA DILUTED EPS COMPUTATION
   Numerator............................   $2,711,353    $2,209,028    $7,997,968     7,256,597
                                           ----------    ----------    ----------    ----------
   Denominator
     Weighted average common shares
       outstanding......................    6,601,414     6,500,000     6,581,915     6,500,000
     Incremental shares from assumed
       conversion of options............      204,813        13,062       209,471         9,496
                                           ----------    ----------    ----------    ----------
     Total shares.......................    6,806,227     6,513,062     6,791,386     6,509,496
                                           ----------    ----------    ----------    ----------
  Pro forma Diluted EPS.................   $     0.40    $     0.34    $     1.18    $     1.11
                                           ==========    ==========    ==========    ==========

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

          The Company continues to geographically diversify its worldwide sourcing operations. During the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of commodity products.

          The Company intends to continue to attempt to geographically balance its sourcing operations. The Company believes that the start up costs related to this diversification will, over time, be offset by the benefits of a more diversified sourcing base, including increasing the Company's access to emerging providers of low cost production, enhancing the proximity of the Company's sourcing base to the Company's customers and principal executive offices and lessening certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).


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

          Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Express and Lane Bryant) accounted for 68.1% of the Company's net sales in the first nine months of 1997 and 67.1% of the Company's net sales for all of 1996. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:


                                          THREE MONTHS      NINE MONTHS
                                              ENDED            ENDED
                                          SEPTEMBER 30,     SEPTEMBER 30,
                                         ---------------   ---------------
                                          1997     1996     1997     1996
                                         ------   ------   ------   ------
Net sales.............................   100.0%   100.0%   100.0%   100.0%
Cost of sales.........................    86.0     83.5     85.0     83.5
                                         -----    -----    -----    -----
Gross profit..........................    14.0     16.5     15.0     16.5
Selling and distribution expenses.....     3.0      3.3      3.2      3.2
General and administration expenses...     5.1      5.7      5.4      6.1
                                         -----    -----    -----    -----
Income from operations................     5.9      7.5      6.4      7.2
Interest expense......................    (0.6)    (0.9)    (0.6)    (0.9)
Other income..........................     0.5      0.0      0.2      0.2
                                         -----    -----    -----    -----
Income before income taxes............     5.8      6.6      6.0      6.5
Income taxes..........................    (1.9)    (2.2)    (1.9)    (2.0)
                                         -----    -----    -----    -----
Net income............................     3.9%     4.4%     4.1%     4.5%
                                         =====    =====    =====    =====


THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net Sales increased by $19.2 million, or 38.4%, from $50.0 million in the third quarter of 1996 to $69.2 million in the third quarter of 1997. The increase in net sales included increases of $11.7 million to divisions of The Limited and $2.8 million to mass merchandisers. Overall, sales to divisions of The Limited in the third quarter of 1997 amounted to 65.4% of total net sales, as compared to 67.1% in the same period last year, whereas sales to mass merchandisers were 26.0% of total net sales as compared to 30.4% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the third quarter of 1997 was $9.7 million, or 14.0% of net sales, compared to $8.2 million, or 16.5% of net sales, in the same period last year, an increase in gross profit of 17.6%. The 2.5% decrease in the gross profit margin primarily resulted from startup expenses related to the expansion of Mexican sourcing and unfavorable variances in the cost of certain import quota. The gross margin realized on $52.0 million of imported (as computed excluding Mexico) net sales in the third quarter of 1997 was approximately 16.4%, as compared to 17.5% on $108.1 million of imported (as computed excluding Mexico) net sales in the first six months of 1997, whereas the gross margin realized on $17.2 million of other net sales in the third quarter of 1997 was 9.8%.

Selling and Distribution Expenses increased from $1.6 million in the third quarter of 1996 to $2.1 million in the third quarter of 1997. As a percentage of net sales, these expenses decreased from 3.3% in the third quarter of 1996 to 3.0% in the third quarter of 1997. This percentage decrease resulted from a $350,000 increase in freight expense, from 0.4% of net sales in the third quarter of 1996 to 0.8% of net sales in the third quarter of 1997, which was offset by the increase in net sales.

General and Administrative Expenses increased from $2.9 million in the third quarter of 1996 to $3.6 million in the third quarter of 1997. As a percentage of net sales, these expenses decreased from

5.7% in the third quarter of 1996 to 5.1% in the third quarter of 1997. This percentage decrease was primarily due to an increase in net sales which was offset by the increase in the allowance for bad debt, which includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the allowance for returns and discounts during the third quarter of 1996 was $364,000, or 0.7% of net sales, compared to an increase in such allowance of $237,000, or 0.3% of net sales, during the third quarter of 1997. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. After adjusting for the net increase in the allowance for bad debt of $601,000, general and administrative expenses increased by $95,000, or 0.1% of net sales, in the third quarter of 1997 as compared to the third quarter of 1996 and the percentage decrease, from 6.4% in the third quarter of 1996 to 4.8% in the third quarter of 1997, was primarily due to the effect of the increase in net sales.

Operating Income in the third quarter of 1997 was $4.1 million, or 5.9% of net sales, compared to $3.7 million, or 7.5% of net sales, in the comparable prior period, an increase in operating income of 8.7% due to the factors described above. The 1.6% decrease in operating income as a percentage of net sales is attributable to a 2.5% decrease in gross profit margin as offset by a 0.9% decrease in operating expenses.

Other Income increased from $41,000 in the third quarter of 1996, to $313,000 in the third quarter of 1997. This increase primarily resulted from the realization of a $275,000 gain on the sale of securities in the third quarter of 1997.


FIRST NINE MONTHS 1997 COMPARED TO FIRST NINE MONTHS 1996

Net Sales increased by $35.7 million, or 22.2%, from $161.0 million in the first nine months of 1996 to $196.7 million in the first nine months of 1997. The increase in net sales included increases of $27.3 million to divisions of The Limited and $5.3 million to mass merchandisers. Overall, sales to divisions of The Limited in the first nine months of 1997 amounted to 68.1% of total net sales, as compared to 66.2% in the same period last year, whereas aggregate sales to mass merchandisers were 24.2% of total net sales as compared to 26.3% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first nine months of 1997 was $29.5 million, or 15.0% of net sales, compared to $26.6 million, or 16.5% of net sales, in the same period last year, an increase in gross profit of 11.2%. The 1.5% decrease in the gross profit margin primarily resulted from unfavorable variances in the cost of certain import quota in the third quarter of 1997 and a gross margin realization of 8.2% on $34.7 million of other than imported (as computed including Mexico) net sales in the first nine months of 1997.

Selling and Distribution Expenses increased from $5.2 million in the first nine months of 1996 to $6.3 million in the first nine months of 1997. These expenses amounted to 3.2% of net sales in both periods.

General and Administrative Expenses increased from $9.8 million in the first nine months of 1996 to $10.7 million in the first nine months of 1997. As a percentage of net sales, these expenses decreased from 6.1% in the first nine months of 1996 to 5.4% in the first nine months of 1997. This percentage decrease was primarily due to an increase in net sales which was offset by the increase in the allowance for bad debt, which includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the allowance for returns and discounts during the first nine months of 1996 was $463,000, or 0.3% of net sales, compared to an increase in such allowance of $191,000, or 0.1% of net sales, during the first nine months of 1997. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. After adjusting for the net increase in the allowance for bad debt of $654,000, general and administrative expenses increased by $197,000, or 0.1% of net sales, in the first nine months of 1997 as compared to the first nine months of 1996 and the percentage decrease, from 6.4% in the first nine months of 1996 to 5.3% in the first nine months of 1997, was primarily due to the effect of the increase in net sales.

Operating Income in the first nine months of 1997 was $12.5 million, or 6.4% of net sales, compared to $11.6 million, or 7.2% of net sales, in the comparable prior period, an increase in operating income of 8.1% due to the factors described above. The 0.8% decrease in operating income as a percentage of net sales is attributable to a 1.5% decrease in gross profit margin as offset by a 0.7% decrease in operating expenses.

Other Income was $323,000, or 0.2% of net sales, in the first nine months of 1996 and $373,000, or 0.2% of net sales, in the first nine months of 1997. The 1996 period included $246,000 and $56,000 of interest and management fee income, respectively, as compared to $109,000 and $0 of such income, respectively, in the 1997 period which also included a $275,000 gain on the sale of stock.


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

          During the first nine months of 1997, net cash provided by operating activities was $5.0 million, which primarily resulted from net income of $8.0 million and a net increase in working capital items of $4.0 million.

          During the first nine months of 1997, cash flow used in investing activities was $703,000, which primarily consisted of capital expenditures and the purchase of permanent quota.

          In the nine months ended September 30, 1997, cash flow used in financing activities equaled $659,000 million, primarily as a result of the repayment of $1.2 million increase in bank borrowings.

          The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of September 30, 1997, HKSB's U.S. dollar prime rate equaled eight and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of September 30, 1997, SCB's Hong Kong dollar prime rate equaled eight and three-quarters percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

          The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). NBCC acts as the Company's factor for accounts receivable from the Company's major customers other than Lerner New York and Target Stores. Subject to a shared risk arrangement, NBCC will pay the Company an amount equal to the gross amount of the Company's accounts receivable reduced by certain offsets, including discounts, returns and commission. The commission is two-tenths of one percent on accounts as to which NBCC and the Company share the credit risk, which principally include affiliates of The Limited, and six-tenths of one percent on all other accounts. On shared risk accounts, the Company must incur an aggregate loss in excess of $1 million in any twelve-month period before NBCC must pay for uncollectible accounts receivable whereas NBCC pays 100% of uncollectible accounts receivable on all other obligors, if approved. The Company may receive an advance from NBCC of up to 90% of the purchase price of factored accounts receivable plus 90% of certain receivables that are not factored. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of up to $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of September 30, 1997, the prime rates equaled eight and one-half percent and the LIBOR rates equaled five and seven-tenths percent.

   The Company believes that its cash flow from operations and borrowings under its current credit facilities should be sufficient to fund its operations for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         On November 13, 1997, the previously disclosed lawsuit against, among others, the Company, Gerard Guez, its Chairman and Chief Executive Officer, and Todd Kay, its President, brought by the American Textile Manufacturers Institute was dismissed with prejudice and final judgment was entered to that effect which is subject to appeal.


         On August 12, 1997, the previously disclosed lawsuit against the Company, Gerard Guez, its Chairman and Chief Executive Officer, and Todd Kay, its President, brought by Mark Kasky on behalf of himself and the general public in San Francisco Superior Court (Case No. 986780) was dismissed without prejudice.


ITEM 2.  CHANGES IN SECURITIES.     None.
         ---------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.     None.
         -------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.
         ---------------------------------------------------


ITEM 5.  OTHER INFORMATION.  None.
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a) Exhibits: Reference is made to the Index to Exhibits, at page 19 for a list of exhibits filed as part of this Report on Form 10-Q.

         (b)  Reports on Form 8-K:   None.

                                  SIGNATURES
                                  ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TARRANT APPAREL GROUP



Date: November 14, 1997          By:  /s/ Mark B. Kristof
                                     --------------------
                                 Mark B. Kristof
                                 Vice President-Finance and
                                 Chief Financial Officer


                                 (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------




 EXHIBIT
  NUMBER                                 DESCRIPTION
----------                               -----------

10.58.1      Letter Agreement dated October 1, 1997 regarding Accounts
             Receivable Financing Agreement by and between the Company and The
             CIT Group/Commercial Services, Inc.

   27        Financial Data Schedule
