Form 10-K405
period 1997-12-31
TARRANT APPAREL GROUP
filed 1998-02-25
CIK 944948

  AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 25, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (213) 780-8250

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON STOCK

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 10, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $38,339,361, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of February 10, 1998: 6,609,964.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 Item 1.  BUSINESS......................................................     3
          General.......................................................     3
          Business Strategy.............................................     3
          Recent Acquisition............................................     4
          Products......................................................     5
          Customers.....................................................     5
          Design, Merchandising and Sales...............................     6
          Sourcing......................................................     6
          Backlog.......................................................     9
          Import Restrictions...........................................     9
          Competition...................................................    11
          Employees.....................................................    11
 Item 2.  PROPERTIES....................................................    11
 Item 3.  LEGAL PROCEEDINGS.............................................    12
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    12
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................    13
          NASDAQ Listing................................................    13
          Dividend Policy...............................................    13
 Item 6.  SELECTED FINANCIAL DATA.......................................    14
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................    15
          General.......................................................    15
          Factors That May Affect Future Results........................    15
          Results of Operations.........................................    18
          Quarterly Results of Operations...............................    21
          Liquidity and Capital Resources...............................    21
 Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    22
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    22
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................    22
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS..............................    23
 Item 11. EXECUTIVE COMPENSATION........................................    23
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    23
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    23
          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
 Item 14. K.............................................................    24

                                    PART I

ITEM 1. BUSINESS
        --------

GENERAL

  Tarrant Apparel Group (the "Company"), a leading provider of private label casual apparel, primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel, primarily for women, under private label. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and built a private label business which during 1997 served over [20] customers. The Company's current products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. See "Business -- Products" and "-- Customers."

  Over the past five years, the Company has achieved a compound annual growth rate in net sales of approximately 15.3% from $147.0 million in 1993 to $260.1 million in 1997. Gross profit margins during this period have consistently exceeded 15%. Pre-tax income has risen approximately 39.7% on a compound annual basis, from $4.2 million in 1993 to $16.0 million in 1997.

  On February 23, 1998, the Company acquired certain assets of Marshall Gobuty International U.S.A., Inc. and MGI International Limited which design, contract for the manufacture of and sell private label apparel for men and boys to national retailers, including J.C. Penney (the "Gobuty Acquisition"). See "Business -- Recent Acquisition."

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

  Management believes that the Company has taken advantage of these trends by developing and refining the following strategies:

    Customer-Focused Teams and Design and Test-Marketing Capabilities. The Company serves its major customers through integrated teams of designers, merchandisers and support personnel, some of whom serve on more than one team. Generally, separate teams exist for domestic (i.e., U.S. and Mexico) and international (e.g., Hong Kong and China) sourcing activities. The Company believes that this staff alignment fosters strong relationships with each major customer's staff and enables its employees to develop an in-depth understanding of the fashion, fabric and pricing strategies of the customer. The Company also assists many of its customers with the market testing of selected designs through its ability to source small quantities of selected items for production within a short time frame. The Company believes that its design, sample-making and test run capabilities have enhanced the likelihood (but does not ensure) that it will receive a significant portion of bulk orders for merchandise designed independently by the Company or in collaboration with its customers. Management also believes that its design capability is a major competitive advantage.

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

    Product Capabilities That Respond to Changing Fashion Needs. The Company believes that it has established a reputation with its customers as a "fashion resource" -- a producer that is capable of designing and producing a broad range of quality merchandise and reacting rapidly to changing trends in fashion, fabrics and styles. In management's view, this reputation has afforded the Company a competitive advantage, because customers have been willing to place orders with the Company for an expanding range of products not previously sourced by the Company.

    Vertical Integration. In late 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, finishing and packaging operations through the acquisition of established contractors or the construction of new facilities and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. In late 1997, the Company commenced negotiations to acquire a denim mill in Puebla, Mexico and initiated constructing a twill plant. There can be no assurance that either such transaction will be consummated.

  The Company believes that by employing these strategies, it can attract new customers and increase sales to existing customers.

RECENT ACQUISITION

  On February 23, 1998, the Company purchased certain assets of MGI International Limited, a Turks and Caicos corporation. The assets purchased consist primarily of pending orders and related inventory. The purchase price consisted of (i) $4,550,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing, (ii) $500,000 payable on July 31, 1998, together with interest at 7% per annum, and (iii) 2% of the net sales of goods booked by the Company's newly formed Men's Division for delivery during 1999, provided the orders accepted for delivery in 1999 on March 1, 1999 meet specified gross profit and gross profit margin requirements.

  On February 23, 1998, the Company also purchased certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI USA"). The assets purchased consist primarily of pending orders and related inventory. The purchase price consisted of (i) $500,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing and (ii) $500,000 payable on July 31, 1998, together with interest at 7% per annum.

  MGI International Limited and MGI USA each designs, contracts for the manufacture of and sells private label apparel for men and boys, including knit and woven tops, jackets and other outerwear to national retailers, including J.C. Penney and Goody's Family Clothing. The purchase price was financed by the Company from its cash flow from operations.

  In connection with this acquisition, the Company entered into employment agreements with Marshall Gobuty, the President and principal shareholder of the sellers, and four senior employees of MGI USA. Under his employment agreement, Mr. Gobuty will be employed as the Vice President -- Men's of the Company for a term commencing on February 23, 1998 and ending on February 23, 1999, unless extended by the mutual agreement of the Company and Mr. Gobuty, and will be paid an annual base salary of $375,000 and will receive such benefits and perquisites as are provided by the Company to its executive officers generally. In the event the Company terminates his employment without cause, Mr. Gobuty shall be entitled to receive (i) a lump sum payment equal to his base salary for the balance of the term and (ii) continuation of group medical and disability insurance of the balance of the term. In the event the Company terminates Mr. Gobuty's employment with cause, the Company is obligated to pay the compensation required by the agreement only through the date of termination. In addition, the sellers and Mr. Gobuty have agreed not to compete with the Company during the two years following the termination of his employment for any reason.

PRODUCTS

  In 1988, the Company received its first orders for private label women's denim jeans from Express, a division of The Limited, Inc. ("The Limited"). While women's jeans have historically been, and continue to be, the Company's principal product, in recent years the Company has expanded its sales of moderately-priced, women's apparel to include casual, denim and non-denim woven tops and bottoms and has commenced the sale of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), as a result of the Gobuty Acquisition on February 23, 1998. The Company's women's apparel currently include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $6.00 to over $25.00 per garment.

  Over the past two years, management's best estimate is that approximately fifty percent of net sales were derived from the sale of pants and jeans, approximately fifteen percent of net sales were derived from the sale of shorts and shirts accounted for approximately ten percent of net sales. The balance of net sales consisted of sales of dresses, jackets, leggings and other products. These estimates do not include any information relating to fabric sales, net sales of Tarrant Company Limited, a wholly-owned subsidiary ("Tarrant HK"), or net sales to non-combined affiliates for which, in each case, the Company does not have data segregated by apparel category.

  The Company, in the ordinary course of its business, regularly evaluates new markets and potential acquisitions and believes that numerous opportunities exist due, in part, to the adverse effect on the earnings of many apparel companies of the recent decline in retail sales generally. Such opportunities could include transactions involving acquisitions or brand affiliations. Although the Company currently is evaluating several acquisitions, there are no existing commitments with respect to any acquisition or affiliation, except as described under "Business -- Recent Acquisition."

CUSTOMERS

  For the year ended December 31, 1997, affiliated stores owned by The Limited, including Express, Lerner New York, Limited Stores and Lane Bryant, accounted for approximately 70% of the Company's net sales and one mass merchandise store chain accounted for approximately 20% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in 1997. In the same period, the predominant portion of the Company's sales were of private label apparel. The Company currently serves over 20 customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

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

  The Company has developed integrated teams of design, merchandising and support personnel, some of whom serve on more than one team, that focus on designing and producing merchandise that reflects the style and image of their customers. Teams generally are divided between import and domestic sourcing operations.

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

  As part of the Company's merchandising strategy, the Company produces, at its own expense, one or more samples of garments embodying new designs. The Company produces samples at its facilities in Guangdong Province, China, Hong Kong and Los Angeles. The Chinese facility, which has 120 employees, currently furnishes a significant portion of the Company's sample requirements.

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

SOURCING

 General

  When bidding for or filling an order, the Company's international sourcing network enables it to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, the Company has manufactured its products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China and has purchased its fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, the Company has expanded its network to include suppliers and manufacturers located in a number of additional countries, including Mexico. Key elements of the Company's sourcing strategy include (i) continuing to expand its production of basic denim and twill products in Mexico and Central America through both independent contractors and the acquisition or construction of cutting, sewing and finishing facilities and (ii) seeking to acquire or construct denim and twill weaving mills in Mexico. The following table sets forth the percent of the Company's merchandise, on the basis of the free on board cost at the suppliers's plant ("FOB Basis"), by country for the periods indicated:

                                                               1995  1996  1997
                                                               ----  ----  ----
     International Sourcing
      Hong Kong and China..................................... 64.8% 78.3% 60.5%
      Other(1)................................................ 12.7   7.7  13.7
     Domestic Sourcing
      United States........................................... 22.5  13.8  14.9
      Mexico and Central America..............................  --    0.2  10.9

----------
(1) In 1997, such countries consisted of Thailand (3.0%), Macau (4.0%), Philippines (2.6%), UAE/Oman (1.4%) and Indonesia (1.3%).

  In late 1997, the Company commenced negotiations to acquire a denim mill in Puebla, Mexico and initiated constructing a twill plant. There can be no assurance that either such transaction will be consummated.

 Dependence on Contract Manufacturers

  All of the Company's products, with the exception of certain test runs and samples, currently are manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

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

  In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers. The loss of any of its major contractors or fabric suppliers could have a material adverse effect on the Company's financial condition and results of operations until alternative supplier arrangements are secured.

 Diversified Production Network

  The Company believes that it has the ability, through its production network, to operate on production schedules with lead times as short as 30 days. Typically, the Company's specialty retail customers attempt to respond quickly to changing fashion themes and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. These retailers, including divisions of The Limited, frequently require production schedules with lead times ranging from 30 to 120 days. Although mass merchandisers, such as Target, are beginning to operate on shorter lead times, they are occasionally able to estimate their needs as much as six months to one year in advance for "program" business -- basic products that do not change in style significantly from season to season. The Company's ability to operate on production schedules with a wide range of lead times helps it to meet its customers' varying needs.

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

 International Sourcing

  The Company conducts and monitors the majority of its international sourcing operations from its offices in Hong Kong. At January 31, 1998, the Company had approximately 180 full-time employees in Hong Kong, many of whom have extensive knowledge about and experience with sourcing and production in Hong Kong and China, including purchasing, manufacturing and quality control. Several times each year, members of the Company's senior management, including those resident in Hong Kong and China, visit and inspect the facilities and operations of the Company's international suppliers and manufacturers.

  Foreign manufacturing is subject to a number of risk factors, including, among other things, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas). In addition to these risk factors, the Company faces additional risks arising from the uncertainty regarding the future status of Hong Kong since resumption of Chinese sovereignty on July 1, 1997, the continuation of favorable trade relations between the U.S. and China (in particular the continuation of China's Most Favored Nation ("MFN") status for tariff purposes), and the continuation of economic reform programs in China which encourage private economic activity. Each of these factors could have a material adverse effect on the Company.

  While the Company is in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong or China, the Company still contracts with manufacturers and suppliers located primarily in Hong Kong and China, and currently expects that it will continue to do so for the foreseeable future. Any significant disruption in the Company's operations or its relationships with its manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on the Company.

 Domestic Sourcing

  The Company commenced manufacturing basic denim and twill products through independent contractors in Mexico and Central America in the second quarter of 1997, and anticipates continuing to expand its use of manufacturing facilities in this region. The Company believes that the further diversification of its international sourcing network by increasing the use of manufacturing facilities in the United States, Mexico and Central America will (i) reduce its cost of goods, (ii) enhance the proximity of the Company's sourcing operations to the Company's customers and the Company's executive offices, thereby improving delivery times and increasing management's control, (iii) lessen certain risks of doing business in Asia and (iv) enable the Company to provide products to customers who require a "Made in USA" label.

  The Company currently conducts its domestic, Mexico and Central American sourcing from its Los Angeles facilities. The Company also manufactures samples at one of its Los Angeles facilities. Samples are produced at the Company's expense and embody a particular design idea that can be presented to a customer as a means of soliciting an order. See "Business -- Design, Merchandising and Sales." Because of its local sample-making capacity, the Company is capable of responding quickly to customers' requests for revisions to samples. As a result, management believes that this capability gives the Company a competitive advantage.

 The Sourcing Process

  As is customary in the industry, the Company does not have any long-term contracts with its manufacturers. The Company typically contracts (on the basis of a written purchase order) with one to three manufacturers to produce a bulk order. The Company often arranges on behalf of these manufacturers for the purchase of fabric from one supplier for the entire order, in which case the Company deducts the cost of the fabric when paying the manufacturer's invoice. By procuring fabric for an entire order from one source, the Company believes that production costs per garment are reduced and customer specifications as to fabric quality and color can be controlled. In 1997, an aggregate of approximately $59.5 million (on an FOB Basis) or approximately 46.1% of the Company's imported products were purchased from five manufacturers with facilities in Hong Kong and China.

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

  The Company often purchases fabric to meet the specifications of the customer's order. The Company has the fabric shipped directly to the factory and invoices the factory for the fabric. Generally the factories pay the Company for the fabric with offsets against the price of the finished goods. For its longstanding program business, the Company may purchase fabric in advance of receiving the order, but in accordance with the customer's specifications. The Company's primary sources of working capital are cash flow from operations and borrowings under the Company's bank credit agreements and factoring agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

BACKLOG

  At February 23, 1998, the Company had unfilled customer orders of approximately $125 million as compared to approximately $82 million as of February 15, 1997. The Company believes that all of its backlog of orders as of February 23, 1998 will be filled within the current fiscal year. Backlog is based on the Company's estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from its backlog.

IMPORT RESTRICTIONS

 Quotas

  The Company imported approximately 85% of its products (on an FOB Basis) in 1997, including approximately 10% imported from Mexico. Most of the products imported were manufactured in a foreign jurisdiction (e.g., Hong Kong and China) with which the U.S. has entered into a bilateral textile agreement that, among other restrictions, imposes specific quantitative restraints, or "quotas," on the amounts of various categories of textiles and apparel that can be imported into the U.S. from that foreign jurisdiction during a particular quota year. These bilateral textile agreements also include provisions which allow the U.S. to impose quotas on categories of textiles and apparel not previously under quota or to "charge" (i.e., impose deductions upon) the quotas for origin-related violations. Accordingly, the Company's operations are subject to the restrictions imposed by these bilateral agreements.

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

  China is a signatory to the MFA, but was not a member of GATT and, therefore, was not a party to the Uruguay Round Agreement. China has not been admitted as a member of the WTO, although it is in the process of trying to negotiate its accession to the WTO at this time. Because China is not a member of the WTO, its exports of textiles and apparel to the U.S. are not covered by the ATC. Accordingly, the U.S. continues to control imports of textiles and apparel from China under the existing bilateral agreement between the U.S. and China. On January 17, 1994, the U.S. and China signed a three-year agreement which set the 1994 textile and apparel quotas from China at their 1993 levels and increased the quota by 1.0% for each of 1995 and 1996. A new agreement, to replace the expiring 1994 Agreement, was signed in February 1997, covering the period January 1, 1997 to December 31, 2000. This agreement continues to permit some growth in most quota categories.

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

  In 1997, products imported using Hong Kong quota accounted for approximately 67% of the Company's imported net sales (on an FOB Basis). Under the U.S. and Hong Kong rules of origin currently in effect, the Company conducts certain, non-origin conferring manufacturing operations in China for a significant portion of the products it imports using Hong Kong quota. As part of the URAA, the U.S. implemented new rules of origin which become effective on July 1, 1996. These new rules of origin had little actual impact on the country of origin of the merchandise imported by the Company. The Company is nevertheless attempting to diversify its sourcing network to reduce reliance on Hong Kong sources, in part to minimize the potential effects of this change in the rule of origin. It is also taking steps to obtain additional quota from China in the event that these new rules of origin result in changing the origin of the products presently subject to Hong Kong quota.

 Duties and Tariffs

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

  Products imported from China into the U.S. currently receive the same preferential tariff treatment accorded goods from countries granted MFN status. China's MFN status, which is granted on an annual basis, expires in July 1998. China's MFN status has been a contentious political issue for several years because of concerns regarding labor and human rights practices, weapons proliferation, trade policies and failure to protect U.S. intellectual property rights. Previous legislation attaching conditions to China's MFN status has been passed by both houses of the Congress, but did not survive presidential vetoes. There can be no assurance that the U.S. will not revoke China's MFN status entirely or place greater conditions or restrictions on this status, but absent a major deterioration in U.S.-China relations, it is anticipated that China will maintain its MFN status. If China's MFN status were to terminate, and Chinese origin products had to enter the U.S. without the benefit of MFN status, such goods will be subject to significantly higher duties than at present. Any such increased duties would increase the cost or reduce the supply of the Company's goods imported from China. In 1997, products imported using China quota accounted for approximately 15% of the Company's imported net sales (on an FOB Basis). The Company is taking steps to diversify its sourcing network to reduce its dependence on Chinese-origin products.

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

EMPLOYEES

  At January 31, 1998, the Company had approximately 150 full-time employees in Los Angeles, 180 full-time employees in Hong Kong and 120 in China. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES
        ----------

  The Company currently conducts its operations from three facilities, all of which are leased. The Company's executive offices and warehouse facilities are located at 3151 East Washington Boulevard, Los Angeles, California 90023. The Company leases this facility for an annual rent of $595,000 from a California corporation which is owned by Gerard Guez and Todd Kay, the Company's Chief Executive Officer and President (the "Original Shareholders"). The base rent is subject to increase on January 1, 2000 and every two years thereafter by an amount equal to at least five percent but no greater than ten percent. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, terminates in December 2003 subject to a renewal option for five additional years. The Company also leases 146,000 square feet of warehouse space in South Gate, California for an annual rent of $170,000 from an unrelated third party. The Company also leases approximately 36,000 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by the Original Shareholders. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, expires in June 2004. See Note 8 of Notes to Consolidated Financial Statements for additional information with respect to these leases.

  The Company believes that its other existing facilities are well maintained, in good operating condition and adequate to meet its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

  On December 22, 1997, the Federal judge in the civil lawsuit brought by the American Textile Manufacturers Institute ("ATMI") against, among others, the Company, Gerard Guez, its Chairman and Chief Executive Officer, and Todd Kay, its President, granted ATMI's motion to excuse himself from the case. At the same time, the judge denied the motion to vacate the decision and judgment previously entered dismissing the case. Consequently, a new judge will consider whether the decision should be altered or amended.

  The Company is not involved in any other pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

NASDAQ LISTING

  The Company's Common Stock began trading on The Nasdaq Stock Market's National Market ("NASDAQ") under the symbol "TAGS" on July 24, 1995.

  The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's Common Stock as reported by NASDAQ.

                                                                   LOW    HIGH
                                                                  ------ ------
     1996
     First Quarter............................................... $ 5.75 $ 8.25
     Second Quarter.............................................. $ 7.50 $10.62
     Third Quarter............................................... $ 7.25 $10.25
     Fourth Quarter.............................................. $ 9.12 $14.75
     1997
     First Quarter............................................... $12.25 $19.75
     Second Quarter.............................................. $13.75 $18.00
     Third Quarter............................................... $13.94 $19.25
     Fourth Quarter.............................................. $11.50 $17.50
     1998
     First Quarter (through February 10)......................... $14.75 $17.75

  On February 10, 1997, the last reported sale price of the Company's Common Stock as reported on NASDAQ was $17.75. Shareholders are urged to obtain current market quotations for the Common Stock. As of February 10, 1997, there were approximately 16 shareholders of record of the Company. However, proxy data indicates that there are over 1,000 beneficial owners of shares of the Common Stock.

DIVIDEND POLICY

  The Company intends to retain future earnings for use in its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

  The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

                                     YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------
                             1993      1994        1995        1996      1997
                           --------  --------    --------    --------  --------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales................  $147,017  $177,108    $205,174    $229,861  $260,093
Cost of sales............   121,971   148,740     172,959     192,288   220,996
                           --------  --------    --------    --------  --------
  Gross profit...........    25,046    28,368      32,215      37,573    39,097
Selling and distribution
 expenses................     5,360     6,118       6,761       7,124     8,499
General and
 administrative expenses.    11,636    12,359      13,493      13,990    13,518
Officers' bonus(1).......     3,000        --          --          --        --
LDA Option(2)............        --        --       1,734          --        --
                           --------  --------    --------    --------  --------
  Income from operations.     5,050     9,891      10,227      16,459    17,080
Interest expense.........    (3,410)   (3,696)     (4,003)     (1,865)  (1,471)
Interest income..........       210        78         773         337       171
Other
 income/(expense)(3).....     2,359     1,367       1,274        (302)      242
                           --------  --------    --------    --------  --------
Income before provision
 for income taxes and
 cumulative effect of
 accounting change.......     4,209     7,640       8,271      14,629    16,022
Provision for income
 taxes(4)................      (478)     (597)       (961)     (4,627)   (5,235)
                           --------  --------    --------    --------  --------
Income before cumulative
 effect of accounting
 change..................     3,731     7,043       7,310      10,002    10,787
Cumulative effect of
 accounting change(5)....        --        94          --          --        --
                           --------  --------    --------    --------  --------
Net income...............  $  3,731  $  7,137    $  7,310    $ 10,002  $ 10,787
                           ========  ========    ========    ========  ========
PRO FORMA DATA(6):
Pro forma net income.....  $  3,033  $  5,358    $  7,408(7) $ 10,002  $ 10,787
Pro forma net income per
 common share
  Basic..................  $   0.67  $   1.19(7) $   1.38(7) $   1.54  $   1.64
  Diluted................  $   0.67  $   1.19(7) $   1.38(7) $   1.53  $   1.59
Pro forma weighted
 average shares
 outstanding(8)
  Basic..................     4,500     4,500(9)    5,353       6,508     6,588
  Diluted................     4,500     4,500(9)    5,353       6,548     6,784
                                        AS OF DECEMBER 31,
                           ----------------------------------------------------
                             1993      1994        1995        1996      1997
                           --------  --------    --------    --------  --------
                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........  $  3,242  $  2,594    $ 23,003    $ 34,029  $ 45,304
Total assets.............    44,376    44,017      57,840      63,420    71,861
Bank borrowings and long-
 term obligations........    20,371    19,313      15,940       6,810     4,288
Shareholders' equity.....     7,163     7,848      26,416      36,953    48,335

---------

(1) Consists of bonuses paid to enable the Original Shareholders to pay their income taxes, including personal income taxes resulting from the Company's S Corporation status.
(2) On the effective date of its initial public offering, the Company incurred a non-recurring charge to earnings related to a grant by the Original Shareholders to Limited Direct Associates, L.P., an affiliate of The Limited, Inc., of a four-year option (the "LDA Option") to purchase an aggregate of 649,999 shares, or 10% of the Company's Common Stock, at an exercise price equal to $7.20 per share.
(3) Major components of Other income/(expense) (as presented above) include fees paid by affiliate entities for management and administrative services provided by the Company and royalty income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) For federal and state tax purposes, Tarrant Apparel Group and certain of the companies included in the historical results of operations were treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws.
(5) See Note 1 to Consolidated Financial Statements.
(6) Reflects an income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods. 1996 and 1997 have no adjustments since the Company was a C Corporation in such years.
(7) The 1994 amount has been adjusted from the $1.09 per share previously reported in the Registration Statement on Form S-1, as amended, dated May 4, 1995 (File No. 33-91874) (the "Form S-1") to reflect the elimination of a 400,000 share adjustment, as described in Note 9 to this table. The 1995 amounts reflect a $1.7 million adjustment related to the grant of the LDA Option. The pro forma net income and pro forma net income per common share amounts reflecting only the adjustment for pro forma income taxes for 1995 would be $5.7 million and $1.06, respectively. See "Consolidated Statements of Income," page F-4.
(8) Adjusted to give effect to a stock dividend of 14,999 shares for each outstanding share and the sale by the Company of 2,000,000 shares in its initial public offering (the "Offering") in July 1995.
(9) The 1994 amount has been adjusted from the 4,900,000 shares previously reported in the Form S-1 due to the elimination of a 400,000 share adjustment originally made to account for the capital in excess of earnings which was withdrawn by the Original Shareholders prior to the Offering. Additional earnings recorded subsequent to the Offering have necessitated that this adjustment be eliminated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

GENERAL

  The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel, primarily for women, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant and Express, all of which are divisions of The Limited, and mass merchandisers. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

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

  The Company intends to continue to attempt to geographically balance its sourcing operations. The Company believes that the benefits of a more diversified sourcing base will include increasing the Company's access to emerging providers of low cost production, enhancing the proximity of the Company's sourcing base to the Company's customers and principal executive offices and lessening certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

  On February 23, 1998, the Company acquired certain assets of Marshall Gobuty International U.S.A., Inc. and MGI International Limited which design, contract for the manufacture of and sell private label apparel for men and boys to national retailers, including J.C. Penney (the "Gobuty Acquisition"). See "Business--Recent Acquisition."

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

  Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Express and Lane Bryant) accounted for approximately 70% of the Company's net sales in 1997 and 1996. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

  Price and Availability of Raw Materials. Cotton fabric is the principal raw material used in the Company's apparel. Although the Company believes that its suppliers will continue to be able to procure a sufficient supply of cotton fabric for its production needs, the price and availability of cotton may fluctuate significantly depending on supply, world demand and currency fluctuations, each of which may affect the price and availability of cotton fabric. There can be no assurance that fluctuations in the price and availability of cotton fabric or other raw materials used by the Company will not have a material adverse effect on the Company's results of operations.

  Management of Growth. Since its inception, the Company has experienced rapid growth in sales. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company's management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in the Company's order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on the Company's distribution facilities. In addition, the failure to timely enhance the Company's operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company's results of operations.

  Foreign Manufacturing. Approximately 85% of the Company products were imported in 1997. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

  Impact of Year 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company presently believes that with modifications to existing software and conversions to new software, the cost of which is not expected to be material to the Company's results of operation or financial position, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company will use both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales and as adjusted in the pro forma manner set forth in the footnotes to the table:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
   Net sales............................................... 100.0% 100.0% 100.0%
   Cost of sales...........................................  84.3   83.7   84.9
                                                            -----  -----  -----
   Gross profit............................................  15.7   16.3   15.1
   Selling and distribution expenses.......................   3.3    3.1    3.3
   General and administration expenses.....................   6.6    6.1    5.2
   Non-recurring charge related to LDA Option(1)...........   0.8     --     --
                                                            -----  -----  -----
   Operating income........................................   5.0    7.1    6.6
   Interest expense........................................  (2.0)  (0.8)  (0.6)
   Other income............................................   1.0    0.0    0.2
                                                            -----  -----  -----
   Income before income taxes..............................   4.0    6.3    6.2
   Income taxes(2).........................................  (1.3)  (2.0)  (2.0)
                                                            -----  -----  -----
   Net income..............................................   2.7%   4.3%   4.2%
                                                            =====  =====  =====

----------
(1) On the effective date of the Offering, the Company incurred a non-recurring charge to earnings related to a grant by the Original Shareholders to Limited Direct Associates, L.P., an affiliate of The Limited, Inc., of a four-year option to purchase an aggregate of 649,999 shares, or approximately 10% of the Company's then outstanding Common Stock, at an exercise price equal to $7.20 per share.

(2) The 1995 amount reflects a pro forma income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods.

 Comparison of 1997 to 1996

  Net sales increased by $30.2 million, or 13.2%, from $229.9 million in 1996 to $260.1 million in 1997. The increase in net sales included an aggregate increase in sales of $27.2 million to divisions of The Limited and $3.6 million to mass merchandisers.

  Certain of the Company's customers, including divisions of The Limited, experienced sluggish sales and declines in revenue and profits in 1997. To the extent that these financial difficulties continue or worsen, the Company's revenues and gross profit margins could be adversely affected.

  Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 1997 was $39.1 million, or 15.1% of net sales, compared to $37.6 million, or 16.3% of net sales, in 1996, an increase of 4.1% in gross profit. The decrease in the gross profit margin primarily resulted from nonrecurring costs and inefficiencies related to the Company's domestic sourcing. The increase in the absolute amount of gross profit was primarily due to the increase in net sales.

  Selling and distribution expenses increased from $7.1 million in 1996 to $8.5 million in 1997. As a percentage of net sales, these expenses increased from 3.1% in 1996 to 3.3% in 1997. This percentage increase is primarily due to an increase in freight and commission expenses, each of which amounted to 0.1% of net sales.

  General and administrative expenses decreased from $14.0 million in 1996 to $13.5 million in 1997. As a percentage of net sales, these expenses declined from 6.1% in 1996 to 5.2% in 1997. This percentage decrease was primarily due to a $608,000 decrease in discretionary bonuses awarded to executive officers in 1997, which amounted to 0.2% of net sales, combined with the effect of the increase in net sales. After adjusting for the decrease in executive bonuses, general and administrative expenses increased by $136,000 and were 5.4% of net sales in 1997 as compared to 6.1% in 1996.

  Operating income was $16.5 million in 1996, or 7.1% of net sales, compared to $17.1 million in 1997, or 6.6% of net sales, due to the factors described above. This decrease in operating income as a percentage of net sales was due to the decrease in the gross profit margin, which amounted to 1.2% of net sales, an increase in selling and distribution expenses, which amounted to 0.2% of net sales, and a decrease in general and administrative expenses, which amounted to 0.9% of net sales.

  Other income increased from $35,000 in 1996 to $413,000, or 0.2% of net sales, in 1997. This increase is primarily the result of interest income of $337,000 in 1996 compared to $171,000 in 1997, the realization of no gains on the sale of securities in 1996 as compared to $237,000 of such income in 1997, management fee income of $60,000 in 1996 compared to no such income in 1997 and a non-operating expense accrual of $400,000 in 1996 compared to no similar accrual in 1997. (See Note 8 to Consolidated Financial Statements.) Management fee income was derived from an agreement with FIS which sourced and sold garments under the B.U.M. Equipment label until it ceased operations in the second quarter of 1996.

  Income before income taxes was $14.6 million in 1996 and $16.0 million in 1997, representing 6.3% and 6.2% of net sales, respectively. This decrease in income before taxes as a percentage of net sales was due to the decrease in the gross profit margin, which amounted to 1.2% of net sales, an increase in selling and distribution expenses, which amounted to 0.2% of net sales, a decrease in general and administrative expenses, which amounted to 0.9% of net sales, and the decrease in interest expense, which amounted to 0.2% of net sales, as offset by the increase in other income, which amounted to 0.2% of net sales.

 Comparison of 1996 to 1995

  Net sales increased by $24.7 million, or 12.0%, from $205.2 million in 1995 to $229.9 million in 1996. The increase in net sales included an aggregate increase in sales of $40.7 million to divisions of The Limited and $27.9 million to mass merchandisers.

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

  Other income decreased from $2.0 million, or 1.0% of net sales, in 1995 to $35,000 in 1996. This decrease is primarily the result of interest income of $337,000 in 1996 compared to $773,000 in 1995, management fee income of $60,000 in 1996 compared to $1.1 million in 1995 and a non-operating expense accrual of $400,000 in 1996 compared to no similar accrual in 1995. (See Note 8 to Consolidated Financial Statements.) Management fee income was derived from an agreement with FIS which sourced and sold garments under the B.U.M. Equipment label until it ceased operations in the second quarter of 1996.

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

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income in millions of dollars and as a percentage of net sales, as adjusted in the pro forma manner described in the footnotes to the tables:

                                                                 QUARTER ENDED
                 ---------------------------------------------------------------------------------------------------------------
                 MAR. 31, JUNE 30, SEPT. 30,  DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31,
                   1995     1995     1995       1995     1996     1996     1996      1996     1997     1997     1997      1997
                 -------- -------- ---------  -------- -------- -------- --------- -------- -------- -------- --------- --------
                                                                 (IN MILLIONS)
Net sales.......  $45.3    $57.6     $58.1     $44.2    $42.1    $68.9     $50.0    $68.9    $53.6    $73.9     $69.2    $63.4
Gross profit....    6.9      9.2       8.9       7.2      7.1     11.3       8.2     11.0      8.8     11.1       9.7      9.6
Operating
 income.........    2.0      3.7       2.8(2)    1.8      2.4      5.5       3.7      4.9      3.4      5.1       4.1      4.5
Net income......    1.4      2.6       2.0(2)    1.4      1.5      3.6       2.2      2.7      2.0      3.3       2.7      2.8
Pro forma net
 income(1)......    1.1      2.2       1.0(2)    1.4      1.5      3.6       2.2      2.7      2.0      3.3       2.7      2.8
                                                                 QUARTER ENDED
                 ---------------------------------------------------------------------------------------------------------------
                 MAR. 31, JUNE 30, SEPT. 30,  DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31,
                   1995     1995     1995       1995     1996     1996     1996      1996     1997     1997     1997      1997
                 -------- -------- ---------  -------- -------- -------- --------- -------- -------- -------- --------- --------
Net sales.......  100.0%   100.0%    100.0%    100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%
Gross profit....   15.3     16.0      15.3      16.3     16.8     16.4      16.5     16.0     16.4     15.0      14.0     15.1
Operating
 income.........    4.5      6.3       4.7(2)    4.0      5.6      8.0       7.5      7.1      6.3      6.9       5.9      7.2
Net income......    3.1      4.5       3.4(2)    3.1      3.5      5.2       4.4      4.0      3.8      4.4       3.9      4.4
Pro forma net
 income(1)......    2.4      3.8       1.8(2)    3.1      3.5      5.2       4.4      4.0      3.8      4.4       3.9      4.4

---------
(1) The first three quarters of 1995 reflect an income tax provision which is the sum of (i) U.S. income taxes for the Company computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods.

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

  During 1997, net cash provided by operating activities was $7.0 million, which resulted primarily from net income of $10.8 million, as partially offset by a net increase in working capital items, including a decrease of $10.8 million in accounts receivable, as partially offset by an increase in inventory of $12.4 million and an increase in cash of $4.2 million. The increase in accounts receivable resulted from an increase in sales as partially offset by an increase in advances from the factor, which advances are accounted for as an offset to accounts receivable. At December 31, 1997, advances from the factor were approximately $11.8 million as compared to $2.1 million of such advances at December 31, 1996.

  During 1997, cash flow used in investing activities was $906,000, which was used for capital expenditures and the purchase of permanent quota.

  In 1997, cash flow used in financing activities equaled $1.9 million, primarily as a result of the repayment of bank borrowings.

  The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of December 31, 1997, HKSB's U.S. dollar prime rate equaled seven and one-quarter percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of December 31, 1997, SCB's Hong Kong dollar prime rate equaled nine and one-half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

  The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially eliminated its use of the factor. The Company may receive an advance from NBCC of up to 90% of accounts receivable, except receivables from Lerner New York and Target Stores. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of up to $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of December 31, 1997, the prime rates equaled eight and one-half percent and the LIBOR rates equaled six percent.

  The Company has financed its operations to date from its cash flow from operations, borrowings under its financing facilities and the proceeds from its initial public offering in July 1995. The Company believes that its cash flow from operations and borrowings under its current financing facilities should be sufficient to fund its current operations for the foreseeable future.

  In late 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, finishing and packaging operations through the acquisition of established contractors or the construction of new facilities and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. See "Item 1. Business --
 General -- Business Strategy -- Vertical Integration" and "Item 1.
Business -- Sourcing." The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefor. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

  The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 -- Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

  Effective as of July 29, 1997, Cora R. Reyes resigned as a director of the Company for personal reasons and was replaced by James R. Miller. Effective as of February 28, 1998, Donald Hecht resigned as a director of the Company for personal reasons and was not replaced. Concurrently with his resignation as a director, Mr. Hecht entered into a three-year consulting arrangement with the Company pursuant to which he will provide such financial and accounting services as the Company may from time to time request and, in consideration therefor, has been granted an option to purchase up to 100,000 shares of Common Stock of the Company at an exercise price of $16.63, the last reported sales price on the day of grant. The option will vest in four equal annual installments commencing on the date of the grant, and each of the first three anniversary dates thereof, and shall have a term of ten years.

ITEM 11. EXECUTIVE COMPENSATION

  The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 -- Election of Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information -- Security Ownership of Principal Shareholders and Management" and "Proposal 1 -- Election of Directors" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 -- Election of Directors -- Certain Relationships and Related Transactions" contained in the Proxy Statement.

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

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
  3.1    Restated Articles of Incorporation of the Company(/1/).
  3.2    Restated Bylaws of the Company(/1/)....................
  4.1    Specimen of Common Stock Certificate(/2/)..............
 10.1    Note in the principal amount of $2,600,000 dated March
         15, 1995 in favor of Imperial Bank(/1/)................
 10.2    General Security Agreement dated March 15, 1995, by and
         between the Company and Imperial Bank(/1/).............
 10.3    Factoring Agreement effective as of September 28, 1993,
         as amended, by and between the Company and NationsBanc
         Commercial Corporation(/1/)............................
 10.4    1995 Stock Option Plan dated as of May 1, 1995(/1/)....
 10.5    Letter Agreement dated February 17, 1995 between
         Tarrant Company Limited and The Hongkong and Shanghai
         Banking Corporation Limited(/1/).......................
 10.6    Letter dated April 18, 1995 from The Hongkong and
         Shanghai Banking Corporation Limited to Tarrant Company
         Limited regarding the release of certain security
         interests(/1/).........................................
 10.7    Commercial Lease dated January 1, 1994 and GET and the
         Company(/1/)...........................................
 10.8    Tenancy Agreement dated July 15, 1994 between Lynx
         International Limited and Tarrant Company Limited, as
         amended by that certain Supplementary Tenancy Agreement
         dated December 30, 1994 and that certain Second
         Supplementary Tenancy Agreement dated December 31,
         1994(/1/)..............................................
 10.9    Lease Agreement dated June 10, 1994, between Yip Sik
         Kin and Tarrant Company Limited (translated from
         Chinese)(/1/)..........................................
 10.10   Tenancy Contract effective as of December 24, 1994,
         between Khalifa al Muhairi and Tarrant Trading Co.
         Ltd.(/1/)..............................................
 10.11   Agreement dated as of June 1, 1995, by and among Pret-
         A-Porter, the Company, French Designers, Inc., Bernard
         Aidan, Gerard Guez and Todd Kay(/5/)...................
 10.12   Services Agreement dated as of April 1, 1995, by and
         between F.I.S., Inc. and the Company(/2/)..............
 10.13   Services Agreement dated as of October 1, 1994, by and
         between the Company and GET(/1/).......................
 10.14   Services Agreement dated as of October 1, 1994, by and
         between the Company and Lynx International
         Limited(/1/)...........................................

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.15   Indemnification Agreement dated as of March 14, 1995,
         by and among the Company, Gerard Guez and Todd
         Kay(/2/)...............................................
 10.16   Promissory Note in the initial principal amount of $2
         million dated February 8, 1995, by Gerard Guez in favor
         of the Company(/2/)....................................
 10.17   Promissory Note in the initial principal amount of $1
         million dated February 8, 1995, by Todd Kay in favor of
         the Company(/2/).......................................
 10.18   Promissory Note in the principal amount of
         $1,334,566.71 dated December 31, 1994, by F.I.S., Inc.
         in favor of the Company(/2/)...........................
 10.19   Release dated as of June 1, 1995, by and between the
         Company and certain other parties signatory
         thereto(/2/)...........................................
 10.20   Option Agreement dated as of July 28, 1995, by and
         among Limited Direct Associates, L.P., Gerard Guez,
         Todd Kay and the Company(/5/)..........................
 10.21   Registration Rights Agreement dated as of July 28,
         1995, by and among the Company and Limited Direct
         Associates, L.P.(/5/)..................................
 10.22   Reorganization and Tax Indemnification Agreement dated
         as of June 13, 1995, by and among the Company and its
         shareholders(/5/)......................................
 10.23   Employment Agreement dated as of January 1, 1995, by
         and between the Company and Gerard Guez(/2/)...........
 10.24   Agreement dated as of January 1, 1995, by and between
         the Company and Todd Kay(/1/)..........................
 10.25   Employment Agreement dated as of January 1, 1994, by
         and between the Company and Jimmy Esebag, as amended,
         by that certain Amendment No. 1 dated as of June 1,
         1995(/2/)..............................................
 10.26   Employment Agreement dated as of November 18, 1994, by
         and between the Company and Mark B. Kristof(/1/).......
 10.27   Employment Agreement dated as of July 5, 1994, by and
         between the Company and Bradley R. Kenson(/1/).........
 10.28   License Agreement dated January 1, 1994, by and between
         the Company and GET(/1/)...............................
 10.29   Assignment dated as of June 1, 1995 with respect to the
         GET! trademark, executed by GET in favor of the
         Company(/2/)...........................................
 10.30   Amendment No. 1 to Commercial Lease dated as of April
         1, 1995, by and between GET and the Company(/2/).......
 10.31   Lease and Services Agreement dated as of June 1, 1995,
         by and between Tarrant Company Limited and French
         Designers, Inc.(/2/)...................................
 10.32   Note in the principal amount of $2,600,000 dated May
         15, 1995, by the Company in favor of Imperial
         Bank(/2/)..............................................
 10.33   Letter Agreement dated May 17, 1995, by and between
         Tarrant Company Limited and The Hongkong and Shanghai
         Banking Corporation Limited(/2/).......................
 10.34   Buying Agency Agreement executed as of December 19,
         1992, between F.I.S., Inc. and Tarrant Company
         Ltd.(/2/)..............................................
 10.35   Buying Agency Agreement executed as of April 4, 1995,
         by Azteca Production International, Inc. and Tarrant
         Company Ltd., with the Company acknowledging as to
         certain matters(/2/)...................................

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.36   Tripartite Agreement Assignment of Factoring Proceeds
         (Advances) executed and delivered June 6, 1995, by the
         Company, and accepted and agreed to by The Hongkong and
         Shanghai Banking Corporation Limited and NationsBanc
         Commercial Corporation(/2/)............................
 10.36.1 Amendment to Three Party Special Deposit Account
         Agreement(/8/).........................................
 10.37   Security Agreement (Guaranty of Tarrant Co. Ltd. Debt)
         entered into as of June 6, 1995, by and between The
         Hongkong and Shanghai Banking Corporation Limited and
         the Company(/2/).......................................
 10.38   Security Agreement (Tarrant Co. Ltd. Draft Acceptance)
         entered into as of June 6, 1995, by and between The
         Hongkong and Shanghai Banking Corporation Limited and
         the Company(/2/).......................................
 10.39   Agreement dated March 14, 1995, by and among Tarrant
         Company Limited, Cheung Shing Hong Holding Ltd., Yip
         Sik Kin and Lam Kin Fong(/3/)..........................
 10.40   Agreement dated March 17, 1995, by and among Tarrant
         Company Limited, Cheung Shing Hong Holding Ltd., Yip
         Sik Kin and Lam Kin Fong(/3/)..........................
 10.41   Underwriting Agreement dated as of July 24, 1995, by
         and among the Company, Gerard Guez, Todd Kay and
         Prudential Securities Incorporated(/5/)................
 10.42   Letter agreement dated August 10, 1995, by and among
         the Company and NationsBanc Commercial
         Corporation(/4/).......................................
 10.42.1 Amendment dated June 9, 1997 to Factoring Agreement effective as of September 28, 1993, as amended, by and
         between the Company and NationsBanc Commercial
         Corporation(/8/).......................................
 10.43   Letter agreement dated January 30, 1996, by and between
         Tarrant Company Limited and The Hongkong Shanghai
         Banking Corporation Limited(/5/).......................
 10.43.1 Letter agreement dated May 28, 1996, by and between
         Tarrant Company Limited and The Hongkong and Shanghai
         Banking Corporation Limited(/8/).......................
 10.44   Promissory Note in the principal amount of $3 million
         dated March 25, 1996, by GET in favor of the
         Company(/6/)...........................................
 10.45   Deed of Trust dated March 25, 1996 by and between GET
         and the Company(/6/)...................................
 10.46   Guaranty, Pledge & Security Agreement entered into as
         of March 25, 1996, by and between Gerard Guez and the
         Company(/6/)...........................................
 10.47   Guaranty, Pledge & Security Agreement entered into as
         of March 25, 1996, by and between Todd Kay and the
         Company(/6/)...........................................
 10.48   Letter agreement dated February 22, 1996, by and
         between Tarrant Company Limited and Standard Chartered
         Bank(/7/)..............................................
 10.49   Letter agreement dated March 8, 1996, by and between
         Tarrant Company Limited and Standard Chartered
         Bank(/7/)..............................................
 10.50   Guarantee Agreement entered into as of August 30, 1996,
         by and between Standard Chartered Bank and the
         Company(/7/)...........................................
 10.51   Letter of Undertaking entered into as of August 30,
         1996, by and between Standard Chartered Bank and the
         Company(/7/)...........................................
 10.52   Intercreditor Agreement entered into as of November 1,
         1996, between The Hongkong and Shanghai Banking
         Corporation Limited, Standard Chartered Bank and
         Tarrant Company Limited(/7/)...........................

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.53   Security Agreement entered into as of November 1, 1996,
         by and between Standard Chartered Bank and the
         Company(/7/)...........................................
 10.54   Amendment to Security Agreement (Guaranty of Tarrant
         Co. Ltd. Debt) entered into as of November 1, 1996,
         between The Hongkong and Shanghai Banking Corporation
         Limited and the Company(/7/)...........................
 10.55   Agreement dated January 29, 1997 by and among Tarrant
         Company Limited, Cheung Shing Hong Holding Ltd., Yip
         Sik Kin and Lam Kin Fong(/7/)..........................
 10.56   Form of Indemnification Agreement with directors and
         certain executive officers(/8/)........................
 10.57   Special Deposit Account Agreement(/8/).................
 10.58   Accounts Receivable Financing Agreement dated June 13,
         1997, by and between the Company and The CIT
         Group/Commercial Services, Inc.(/8/)...................
 10.58.1 Letter Agreement dated October 1, 1997 regarding
         Accounts Receivable Financing Agreement, by and between
         the Company and The CIT Group/Commercial Services,
         Inc.(/9/)..............................................
 10.59*+ Asset Purchase Agreement dated February 18, 1998, by and between Marble Limited and MGI International
         Limited................................................
 10.60*+ Asset Purchase Agreement dated February 18, 1998, by and between the Company and Marshall Gobuty
         International U.S.A., Inc..............................
 10.61   Employment Agreement dated February 23, 1998, by and
         between the Company and Marshall Gobuty................
 10.62   Noncompetition Agreement dated February 23, 1998, by
         and between Marshall Gobuty International U.S.A., Inc.
         and Marshall Gobuty, on the one hand, and the Company,
         on the other hand......................................
 10.63   Noncompetition Agreement dated February 23, 1998, by
         and between MGI International Limited and Marshall
         Gobuty, on the one hand, and the Company, on the other
         hand...................................................
 23      Consent of Ernst & Young LLP...........................
 27      Financial Data Summary.................................

----------
 * Confidential treatment has been requested for portions of this document.

 + All schedules and exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
Financial Statements
 Report of Independent Auditors -- Ernst & Young, LLP.....................  F-2
 Consolidated Balance Sheets -- December 31, 1996 and 1997................  F-3
 Consolidated Statements of Income -- Three year period ended December 31,
  1997....................................................................  F-4
 Consolidated Statements of Shareholders' Equity -- Three year period ended December 31, 1997.................................................  F-5
 Consolidated Statements of Cash Flows -- Three year period ended December
  31, 1997................................................................  F-6
 Notes to Consolidated Financial Statements...............................  F-7
Financial Statement Schedule
 Schedule II -- Valuation and Qualifying Accounts......................... F-22

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Tarrant Apparel Group

  We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended December 31, 1997. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 1997, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 1997, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Los Angeles, California
February 20, 1998

                             TARRANT APPAREL GROUP

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1997
                                                        ----------- -----------
                        ASSETS
Current assets:
 Cash and cash equivalents............................. $ 1,120,456 $ 5,305,129
 Accounts receivable, net (Note 2).....................  44,483,884  34,078,352
 Due from affiliates (Note 12).........................      96,416       3,470
 Due from officers (Note 12)...........................          --   1,601,670
 Inventory (Note 3)....................................  10,820,169  23,266,196
 Temporary quota.......................................   1,723,085   2,874,382
 Prepaid expenses......................................     458,087   1,203,931
 Prepaid income taxes..................................     990,771     478,050
 Deferred tax asset....................................     803,482          --
                                                        ----------- -----------
    Total current assets...............................  60,496,350  68,811,180
Property and equipment, net (Note 4)...................   2,618,869   2,707,257
Permanent quota, net...................................     211,085     145,268
Other assets...........................................      93,394     196,973
                                                        ----------- -----------
    Total assets....................................... $63,419,698 $71,860,678
                                                        =========== ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings (Note 6).............................. $ 6,809,676 $ 4,287,518
 Accounts payable......................................  14,200,229  12,549,961
 Accrued expenses......................................   4,880,115   5,117,183
 Income taxes..........................................     576,947     969,115
 Deferred tax liability................................          --     582,957
                                                        ----------- -----------
    Total current liabilities..........................  26,466,967  23,506,734
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, 2,000,000 shares authorized; none
  issued and outstanding...............................          --          --
 Common stock, no par value, 10,000,000 shares
  authorized;
  6,552,276 shares (1996) and 6,609,964 (1997) issued
  and outstanding......................................  15,485,734  16,100,483
 Contributed capital...................................   1,434,259   1,434,259
 Retained earnings.....................................  20,032,738  30,819,202
                                                        ----------- -----------
    Total shareholders' equity.........................  36,952,731  48,353,944
                                                        ----------- -----------
    Total liabilities and shareholders' equity......... $63,419,698 $71,860,678
                                                        =========== ===========

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1995          1996          1997
                                      ------------  ------------  ------------
Net sales............................ $205,173,716  $229,861,024  $260,092,777
Cost of sales........................  172,959,246   192,287,596   220,995,754
                                      ------------  ------------  ------------
Gross profit.........................   32,214,470    37,573,428    39,097,023
Selling and distribution expenses....    6,761,320     7,124,732     8,498,976
General and administrative expenses..   13,492,382    13,989,826    13,518,441
Nonrecurring charge related to LDA
 option..............................    1,734,259            --            --
                                      ------------  ------------  ------------
Income from operations...............   10,226,509    16,458,870    17,079,606
Interest expense.....................   (4,002,518)   (1,864,734)   (1,470,762)
Interest income......................      772,766       336,785       171,385
Other income (expense) (Note 8)......    1,273,777      (301,509)      241,235
                                      ------------  ------------  ------------
Income before provision for income
 taxes...............................    8,270,534    14,629,412    16,021,464
Provision for income taxes (Note 7)..      960,256     4,627,786     5,235,000
                                      ------------  ------------  ------------
Net income........................... $  7,310,278  $ 10,001,626  $ 10,786,464
                                      ============  ============  ============
Net income per share:
 Basic............................... $       1.37  $       1.54  $       1.64
                                      ============  ============  ============
 Diluted............................. $       1.37  $       1.53  $       1.59
                                      ============  ============  ============
Pro forma data--1995 (Note 16,
 unaudited)
 Income before provision for income
  taxes.............................. $  8,270,534
 Pro forma adjustment to eliminate
  LDA option.........................    1,734,259
                                      ------------
 Pro forma income before income
  taxes..............................   10,004,793
 Pro forma provision for income
  taxes..............................   (2,596,562)
                                      ------------
 Pro forma net income after
  adjustment for nonrecurring charge
  and pro forma provision for income
  taxes.............................. $  7,408,231
                                      ============
 Pro forma net income per share...... $       1.38
                                      ============
 Income before provision for income
  taxes.............................. $  8,270,534
 Pro forma provision for income
  taxes..............................   (2,596,562)
                                      ------------
 Pro forma net income after
  adjustment for pro forma taxes..... $  5,673,972
                                      ============
 Pro forma net income per share...... $       1.06
                                      ============
Weighted average shares outstanding:
 Basic...............................    5,353,261     6,507,933     6,587,628
 Diluted.............................    5,353,261     6,547,831     6,783,627

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      TOTAL
                               COMMON    CONTRIBUTED  RETAINED    SHAREHOLDERS'
                                STOCK      CAPITAL    EARNINGS       EQUITY
                             ----------- ----------- -----------  -------------
Balance at December 31,
 1994....................... $   126,923 $       --  $ 7,720,834   $ 7,847,757
 Net income.................          --         --    7,310,278     7,310,278
 LDA option.................          --  1,434,259           --     1,434,259
 Initial public offering....  14,823,299         --           --    14,823,299
 Distribution to Original
  Shareholders..............          --         --   (5,000,000)   (5,000,000)
                             ----------- ----------  -----------   -----------
Balance at December 31,
 1995.......................  14,950,222  1,434,259   10,031,112    26,415,593
 Net income.................          --         --   10,001,626    10,001,626
 Exercise of stock options..     446,634         --           --       446,634
 Income tax benefit from
  exercise
  of stock options..........      88,878         --           --        88,878
                             ----------- ----------  -----------   -----------
Balance at December 31,
 1996.......................  15,485,734  1,434,259   20,032,738    36,952,731
 Net income.................          --         --   10,786,464    10,786,464
 Exercise of stock options..     495,254         --           --       495,254
 Income tax benefit from
  exercise of stock options.     119,495         --           --       119,495
                             ----------- ----------  -----------   -----------
Balance at December 31,
 1997....................... $16,100,483 $1,434,259  $30,819,202   $48,353,944
                             =========== ==========  ===========   ===========


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1995          1996          1997
                                      ------------  ------------  ------------
OPERATING ACTIVITIES
Net income........................... $  7,310,278  $ 10,001,626  $ 10,786,464
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Nonrecurring charge related to LDA
   option............................    1,734,259            --            --
  Deferred taxes.....................     (866,577)      127,372       598,273
  Depreciation and amortization......      881,924       905,786       867,022
  (Gain) loss on sale of fixed
   assets............................           --        57,375         3,698
  Stock compensation expense.........           --        66,050            --
  Provision for returns and
   discounts.........................    1,097,499      (432,594)     (359,344)
  Changes in operating assets and
   liabilities:
   Accounts receivable...............  (14,275,674)  (14,818,441)   10,764,877
   Due from affiliates and officers..     (354,070)      764,689    (1,508,724)
   Inventory.........................   (2,319,707)    2,988,492   (12,446,028)
   Temporary quota...................     (116,799)     (349,717)   (1,151,297)
   Prepaid expenses..................    1,329,633      (147,000)     (849,422)
   Prepaid income taxes..............      264,225      (990,771)    1,300,887
   Accounts payable..................      (10,272)    3,076,430    (1,650,268)
   Accrued expenses and income tax
    payable..........................      549,869     1,031,877       629,236
                                      ------------  ------------  ------------
    Net cash (used in) provided by
     operating activities............   (4,775,412)    2,281,174     6,985,374
INVESTING ACTIVITIES
Purchase of fixed assets.............     (658,495)     (466,272)     (764,087)
Sale of fixed assets.................       94,874       218,306            --
Purchase of permanent quota..........     (341,928)     (133,002)     (129,205)
Investment in and advances to joint
 venture.............................    1,346,854            --            --
                                      ------------  ------------  ------------
    Net cash provided by (used in)
     investing activities............      441,305      (380,968)     (893,292)
FINANCING ACTIVITIES
Bank borrowings, net.................   (2,772,863)   (9,130,422)   (2,522,158)
Restricted cash......................    4,760,900            --            --
Long-term obligations................      (98,584)           --            --
Distribution to Original
 Shareholders........................   (5,000,000)           --            --
Net proceeds from issuance of common
 stock...............................   14,823,299            --            --
Exercise of stock options including
 related tax benefit.................           --       469,462       614,749
                                      ------------  ------------  ------------
    Net cash provided by (used in)
     financing activities............   11,712,752    (8,660,960)   (1,907,409)
                                      ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................    7,378,645    (6,760,754)    4,184,673
Cash and cash equivalents at
 beginning of year...................      502,565     7,881,210     1,120,456
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................ $  7,881,210  $  1,120,456  $  5,305,129
                                      ============  ============  ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  The accompanying financial statements for fiscal 1995 through the Reorganization, as defined below, in July 1995 consist of the combination of Tarrant Apparel Group; the following affiliated United States corporations:
Alpine Summit Licensing Co. Inc. (Alpine), G.T.S. Fabrics, Inc. (GTS), NO! Jeans, Inc. (NO) and GET, Inc. (GET); the following Hong Kong corporations:
Tarrant Company Limited (Tarrant HK), Tarrant International Company Limited (Tarrant International) and Marble Limited (Marble); and Tarrant Trading Limited, a United Arab Emirates corporation (Tarrant UAE). NO and Marble are wholly-owned subsidiaries of Tarrant HK. Tarrant HK owns a 49% interest in Tarrant UAE. However, since Tarrant HK effectively controls Tarrant UAE, the results of Tarrant UAE had been consolidated. The third-party interest in Tarrant UAE is immaterial.

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

  The accompanying financial statements have been prepared on a combined basis through the Reorganization due to common ownership and business. The combination of companies was accounted for in a manner similar to a pooling of interest. All significant intercompany investments, transactions and balances have been eliminated. The combination excludes certain other entities under common ownership or control of the Original Shareholders, since these entities engage in unrelated business lines and, in certain instances, have ceased operations.

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

                             TARRANT APPAREL GROUP

  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

  Quota

  The Company purchases quota rights to be used in the importation of its products from certain foreign countries. The effect of quota transactions is accounted for as product costs.

  Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and amounted to $211,000, net of amortization of $730,000 at December 31, 1996 and $145,000, net of amortization of $925,000 at December 31, 1997.

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

  Property and Equipment

  Property and equipment is recorded at cost. Additions and betterments are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment is provided for by the straight-line method over their estimated useful lives, 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the term of the lease. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statements of income.

  Income Taxes

  The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

  The Company and its U.S. affiliates (other than NO and GTS) were treated as Subchapter S Corporations for federal and California income tax purposes through the termination date of the S Corporation status on July 28, 1995 in connection with the Reorganization. S Corporations pay tax to the State of California on their taxable incomes at rates of 1 1/2%. Effective with the termination, the Parent Company is subject to federal and state corporate income taxes.

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

  The Company's Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 16 1/2%. No domestic tax provision has been provided for $30.2 million of unremitted retained earnings of these Hong Kong corporations, as the Company intends to maintain these amounts in Hong Kong on a permanent basis in support of its working capital requirements.

                             TARRANT APPAREL GROUP

  Net Income Per Share

  Net income per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, "Earnings Per Share" (see
Note 10).

  Pro forma net income per share in 1995 is based on the weighted average of the 4,500,000 shares outstanding prior to the Offering and the 2,000,000 shares issued pursuant to the Offering.

  Product Design, Advertising and Sales Promotion Costs

  Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of income (excluding the costs of manufacturing samples) amounted to approximately $1,475,000, $1,419,000 and $1,528,000 in 1995, 1996 and 1997, respectively.

  Foreign Currency Translation

  Assets and liabilities of the Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currency in which the Company transacts business is the Hong Kong dollar.

  Foreign currency gains and losses resulting from translation of assets and liabilities are included in the statements of income. Historically, such gains and losses have been immaterial. At December 31, 1997, the Hong Kong subsidiaries have retained earnings of $30.2 million and an intercompany receivable due from Tarrant Apparel Group of $30.9 million.

  Financial Instruments

  The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise described, the fair values of financial instruments approximate their recorded values.

  The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). Under SFAS No. 115, marketable securities portfolios consisting of debt and equity securities held primarily for sale in the near term (trading securities) are valued at fair value, with realized and unrealized holding gains and losses included in the statements of income. The Company realized losses on the sale of marketable securities of approximately $0 and $16,000 in 1995 and 1996, respectively, and a gain of $237,000 in 1997.

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

                                                               1995  1996  1997
                                                               ----  ----  ----
     Customer A............................................... 55.3% 67.1% 69.7%
     Customer B............................................... 13.6  24.3  18.7
     Customer C............................................... 19.3   1.9    --

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

                             TARRANT APPAREL GROUP

 2.ACCOUNTS RECEIVABLE

  Accounts receivable consist of the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1997
                                                       -----------  -----------
     U.S. trade accounts receivable................... $22,024,048  $13,411,719
     Foreign trade accounts receivable................   8,198,978    9,466,193
     Due from factor..................................  16,034,018   12,028,633
     Other receivables................................     141,996      727,619
     Allowance for returns and discounts..............  (1,915,156)  (1,555,812)
                                                       -----------  -----------
                                                       $44,483,884  $34,078,352
                                                       ===========  ===========

  The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially eliminated its use of the factor. The Company may receive an advance from NBCC of up to 90% of certain accounts receivable. Such advances approximated $2.1 million and $11.8 million at December 31, 1996 and 1997, respectively. CIT will advance up to 100% of the amount of certain accounts receivable plus an over-advance of up to $10 million, up to a maximum amount of $25 million. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of December 31, 1997, the prime rates equaled eight and one-half percent and the LIBOR rates equaled six percent.

 3.INVENTORY

  Inventory consists of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1997
                                                        ----------- -----------
     Raw materials..................................... $ 2,113,849 $ 4,022,298
     Work-in-process...................................   1,701,023   4,315,703
     Finished goods shipments-in-transit...............   2,252,118   5,655,461
     Finished goods....................................   4,753,179   9,272,734
                                                        ----------- -----------
                                                        $10,820,169 $23,266,196
                                                        =========== ===========

  Raw materials are composed of fabric and trim accessories.

4.PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                              1996       1997
                                                           ---------- ----------
     Equipment, furniture and fixtures.................... $2,641,250 $3,300,921
     Leasehold improvements...............................  2,098,986  2,147,474
     Vehicles.............................................     69,826     94,826
                                                           ---------- ----------
                                                            4,810,062  5,543,221
     Less accumulated depreciation and amortization.......  2,191,193  2,835,964
                                                           ---------- ----------
                                                           $2,618,869 $2,707,257
                                                           ========== ==========

                             TARRANT APPAREL GROUP

  In May 1995, the Company agreed to transfer certain residential real property to one of the Original Shareholders in exchange for the assumption by the Original Shareholder of the mortgage loan relating to the property.

 5.INVESTMENT IN AND ADVANCES TO JOINT VENTURE

  In 1994, the Company entered into a corporate joint venture, Litex Ltd. (Litex), a Hong Kong corporation, with a third party in Hong Kong to establish and operate a garment manufacturing facility in the People's Republic of China. The Company sold its 50% interest in the joint venture to the third party in March 1995. The 50% investment in Litex has been accounted for under the equity method.

  For the year ended December 31, 1995, the Company had sales of fabric of $2,011,000 and purchases of $2,739,000 of finished garments from companies controlled by the joint venture partners of Litex.

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

 6.BANK BORROWINGS

  Bank borrowings consist of import trade bills payable of $6,810,000 and $4,288,000 as of December 31, 1996 and 1997, respectively.

  The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of December 31, 1997, HKSB's U.S. dollar prime rate equaled seven and one-quarter percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of December 31, 1997, SCB's Hong Kong dollar prime rate equaled nine and one-half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio. As of December 31, 1997, this aggregate net worth, as adjusted, amounted to approximately $48 million and as of December 31, 1996 and 1997, there were no outstanding borrowings, under the HKSB and SCB facilities.

                             TARRANT APPAREL GROUP

 7.INCOME TAXES

  The provision for domestic and foreign income taxes is as follows:

                                                1995        1996        1997
                                             ----------  ----------  ----------
   Current:
     Federal................................ $  637,565  $2,673,505  $2,470,848
     State..................................     66,046     757,017     741,581
     Foreign................................    996,439   1,324,636   1,424,298
                                             ----------  ----------  ----------
                                              1,700,050   4,755,158   4,636,727
   Deferred (credit):
     Federal................................   (572,527)    (70,081)    702,539
     State..................................   (163,080)    (53,704)   (112,257)
     Foreign................................     (4,187)     (3,587)      7,991
                                             ----------  ----------  ----------
                                               (739,794)   (127,372)    598,273
                                             ----------  ----------  ----------
       Total................................ $  960,256  $4,627,786  $5,235,000
                                             ==========  ==========  ==========

  The source of income before the provision for taxes is as follows:

                                                 1995       1996        1997
                                              ---------- ----------- -----------
   United States............................. $2,396,904 $ 7,425,497 $ 7,459,582
   Foreign...................................  5,873,630   7,203,915   8,561,882
                                              ---------- ----------- -----------
     Total................................... $8,270,534 $14,629,412 $16,021,464
                                              ========== =========== ===========

  For federal and state income tax purposes for fiscal 1995 through the Reorganization, no deferred taxes had been recognized because the taxpaying entities within the Company and its affiliates were S Corporations. The effective rate paid by these S Corporations is immaterial to the financial statements. Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $62,000 and $70,000 at December 31, 1996 and 1997, respectively.

  Upon termination of the Subchapter S election, federal and state deferred income taxes were recognized as an asset by the Company with a corresponding credit to the statement of income.

  A reconciliation of the statutory federal income tax provision to the reported tax provision on income is as follows:

                                            1995         1996         1997
                                         -----------  -----------  -----------
Income tax based on federal statutory
 rate..................................  $ 2,811,981  $ 4,974,000  $ 5,447,297
State income taxes.....................       43,590      464,186      415,354
Effect of Subchapter S tax status......     (191,223)          --           --
Deferred income taxes recorded upon
 change in tax status from an
 S Corporation to a C Corporation......     (785,375)          --           --
Effect of foreign income taxes at lower
 tax rates.............................   (1,000,595)  (1,128,282)  (1,478,751)
Valuation allowance and other..........       81,878      317,882      851,100
                                         -----------  -----------  -----------
                                         $   960,256  $ 4,627,786  $ 5,235,000
                                         ===========  ===========  ===========

                             TARRANT APPAREL GROUP

  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1996        1997
                                                       ----------  -----------
     Current deferred tax assets:
      Provision for doubtful accounts and unissued
       credits........................................ $  557,961  $   370,691
      Provision for other reserves....................    271,185      363,309
      Deferred compensation and benefits..............     95,439      150,108
      State taxes.....................................    250,384      242,724
                                                       ----------  -----------
         Total current deferred tax assets............  1,174,969    1,126,832
     Current deferred tax liabilities:
      Accounts receivable valuation...................         --     (479,929)
      Other...........................................         --     (858,373)
                                                       ----------  -----------
                                                               --   (1,338,302)
     Valuation allowance for deferred tax assets......   (371,487)    (371,487)
                                                       ----------  -----------
     Net current deferred tax asset (liability)....... $  803,482  $  (582,957)
                                                       ==========  ===========

 8.COMMITMENTS AND CONTINGENCIES

  The Company has entered into various noncancelable operating lease agreements, principally for executive office and warehousing facilities, with unexpired terms in excess of one year. The future minimum lease payments under these noncancelable operating leases are as follows:

                                                             RELATED
                                                              PARTY     OTHER
                                                            ---------- --------
     1998.................................................. $1,268,898 $ 95,880
     1999..................................................  1,268,898    7,303
     2000..................................................  1,298,666       --
     2001..................................................  1,298,666       --
     2002..................................................  1,329,924       --
     Thereafter............................................  1,666,698       --
                                                            ---------- --------
       Total future minimum lease payments................. $8,131,750 $103,183
                                                            ========== ========

  Certain of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, of the premises. Total rent expense under the operating leases amounted to approximately $1,468,000, $1,535,000, and $1,509,000 for 1995, 1996, and 1997, respectively.

  The Company had open letters of credit of $16,534,000 and $14,432,000 as of December 31, 1996 and 1997, respectively.

  The Company had two employment agreements, which expired December 31, 1997, with the Original Shareholders providing for base compensation and other incentives. Commitments under these agreements for base compensation amounted to $1,500,000 for 1997. The Company currently is negotiating to extend the terms of these agreements.

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

  In 1997 the Company and the Original Shareholders were named, among others, as co-defendents in a civil lawsuit brought by the American Textile Manufacturers Institute (ATMI). The civil lawsuit alleges, among other things, that the defendents knowingly filed improper statements about the country of origin of imported merchandise with the United States Customs Service. On November 13, 1997 the civil lawsuit was dismissed with prejudice and final judgement was entered to that effect, subject to appeal. On December 22, 1997, the Federal judge granted ATMI's motion to excuse himself from the case. At the same time, the judge denied the motion to vacate the decision and judgment previously entered dismissing the case. Consequently, a new judge will consider whether the decision should be altered or amended. In the opinion of the Company's management, resolution of such matter will not have a material effect on its financial position or results of operations.

 9.EQUITY

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

  The Company's 1995 Stock Option Plan, as amended and restated in January 1997 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 1,300,000 shares of the Company's common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant. The Plan was also amended to expand the types of awards which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6% for 1996 and 1997; dividend yields of 0% for 1996 and 1997; weighted-average volatility factors of the expected market price of the Company's common stock of 0.52 for 1996 and 0.53 for 1997; and a weighted-average expected life of the option of four years.

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

                             TARRANT APPAREL GROUP

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                             1996       1997
                                                          ---------- ----------
     Pro forma net income................................ $9,681,860 $9,999,383
     Pro forma earnings per share........................ $     1.47 $     1.50

  A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                         1996                     1997
                                ------------------------ -----------------------
                                             WEIGHTED                WEIGHTED
                                             AVERAGE                 AVERAGE
                                OPTIONS   EXERCISE PRICE OPTIONS  EXERCISE PRICE
                                --------  -------------- -------  --------------
Outstanding at beginning of
 year.........................   545,665      $ 9.00     747,555      $10.75
 Granted......................   376,000       12.18      39,000       15.24
 Exercised....................   (52,276)       7.28     (57,688)       8.59
 Forfeited....................  (121,834)       8.80     (19,000)       7.17
                                --------      ------     -------      ------
Outstanding at end of year....   747,555      $10.75     709,867      $11.27
                                ========      ======     =======      ======
Exercisable at end of year....   148,164                 284,283
Weighted average per option
 fair value of options granted
 during the year..............                $ 5.93                  $ 3.42

  Exercise prices for options outstanding as of December 31, 1997 ranged from $6.00 to $18.875. The weighted average remaining contractual life of those options is 8.75 years. Options vest over a period of three or four years from respective grant dates.

10.EARNINGS PER SHARE

  In February 1997, the FASB issued "Earnings Per Share" (Statement No. 128) establishing standards for computing and presenting earnings per share for publicly-held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. All periods presented reflect the adoption of Statement No. 128. The impact of amounts previously reported was not material.

                             TARRANT APPAREL GROUP

  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995       1996        1997
                                             ---------- ----------- -----------
Basic EPS Computation:
 Numerator.................................. $7,310,278 $10,001,626 $10,786,464
 Denominator:
  Weighted average common shares
   outstanding..............................  5,353,261   6,507,933   6,587,628
                                             ---------- ----------- -----------
    Total shares............................  5,353,261   6,507,933   6,587,628
                                             ---------- ----------- -----------
Basic EPS................................... $     1.37 $      1.54 $      1.64
                                             ========== =========== ===========
Diluted EPS Computation:
 Numerator.................................. $7,310,278 $10,001,626 $10,786,464
 Denominator:
  Weighted average common shares
   outstanding..............................  5,353,261   6,507,933   6,587,628
  Incremental shares from assumed exercise
   of options...............................         --      39,898     195,999
                                             ---------- ----------- -----------
    Total shares............................  5,353,261   6,547,831   6,783,627
                                             ---------- ----------- -----------
Diluted EPS................................. $     1.37 $      1.53 $      1.59
                                             ========== =========== ===========

11.SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                  1995       1996       1997
                                               ---------- ---------- ----------
   Cash paid for interest..................... $3,433,049 $  525,690 $  659,599
                                               ========== ========== ==========
   Cash paid for income taxes................. $1,036,908 $6,036,049 $2,824,753
                                               ========== ========== ==========

12.RELATED-PARTY TRANSACTIONS

  The Company has provided management and administrative services to noncombined affiliates, including executive and employee compensation. The management fees were based on net sales until the last such noncombined affiliate ceased to operate in the second quarter of 1996. The Company charged management and administrative fees of $1,068,000, $60,000 and $0 for the years ended December 31, 1995, 1996, and 1997, respectively.

  Other related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                    1995      1996      1997
                                                 ---------- -------- ----------
   Sales to noncombined affiliates.............. $4,399,000 $248,000 $       --
   Sales to other related parties...............    809,000  139,000  3,531,000
   Purchases from other related parties.........  3,379,000   19,000    620,000

  As of December 31, 1996 and 1997, noncombined affiliates were indebted to the Company in the amounts of $96,000 and $3,000, respectively. Total interest paid by noncombined affiliates and the Original Shareholders was $140,000 and $71,000 for the years ended December 31, 1996 and 1997, respectively.

                             TARRANT APPAREL GROUP

  The Company has, from time to time, advanced funds to officers including the Original Shareholders and to corporations owned by the Original Shareholders. The maximum outstanding amounts of such loans during 1996 and 1997 were $3.0 million and $1.6 million, respectively. Loans made to the Original Shareholders in 1995 bore interest at the lesser of 12% or the highest rate permissible by law. These loans were repaid in full, in part by offset against distributions made to the Original Shareholders at the closing of the Offering. Loans in 1996 and 1997 bore interest at the rate of 8% and 7% per annum, respectively.

  In each of 1996 and 1997, the Company advanced an aggregate of $2.0 million to a corporation controlled by parties related to one of the Original Shareholders. Such advances were repaid within 30 days.

  Under lease agreements entered into between the Company and two entities owned by the Original Shareholders, the Company paid $1,259,000 in 1995 and $1,241,000 in 1996 and 1997, for rent for office and warehouse facilities.

13.OPERATIONS BY GEOGRAPHIC AREAS

  The Company operates primarily in one industry segment, the design, manufacturing and importation of private label, moderately-priced, casual apparel. Information about the Company's operations in the United States and Asia is presented below. Intercompany revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                      ADJUSTMENTS
                              UNITED                      AND
                              STATES        ASIA     ELIMINATIONS      TOTAL
                           ------------ ------------ -------------  ------------
1995
Sales..................... $200,006,020 $  5,167,696 $          --  $205,173,716
Intercompany sales........           --  117,216,683  (117,216,683)           --
                           ------------ ------------ -------------  ------------
Total revenue............. $200,006,020 $122,384,379 $(117,216,683) $205,173,716
                           ============ ============ =============  ============
Income from operations.... $  5,089,066 $  5,137,443 $          --  $ 10,226,509
                           ============ ============ =============  ============
Total assets.............. $ 45,705,989 $ 39,457,225 $ (27,322,816) $ 57,840,398
                           ============ ============ =============  ============
1996
Sales..................... $226,919,733 $  2,941,291 $          --  $229,861,024
Intercompany sales........           --  140,167,389  (140,167,389)           --
                           ------------ ------------ -------------  ------------
Total revenue............. $226,919,733 $143,108,680 $(140,167,389) $229,861,024
                           ============ ============ =============  ============
Income from operations.... $  9,478,767 $  6,980,103 $          --  $ 16,458,870
                           ============ ============ =============  ============
Total assets.............. $ 51,149,844 $ 41,675,253 $ (29,405,399) $ 63,419,698
                           ============ ============ =============  ============
1997
Sales..................... $252,136,375 $  7,956,402 $          --  $260,092,777
Intercompany sales........           --  148,613,075  (148,613,075)           --
                           ------------ ------------ -------------  ------------
Total revenue............. $252,136,375 $156,569,477 $(148,613,075) $260,092,777
                           ============ ============ =============  ============
Income from operations.... $  8,580,940 $  8,498,666 $          --  $ 17,079,606
                           ============ ============ =============  ============
Total assets.............. $ 56,351,902 $ 46,656,041 $ (31,147,265) $ 71,860,678
                           ============ ============ =============  ============

                             TARRANT APPAREL GROUP

14.EMPLOYEE BENEFIT PLANS

  On August 1, 1992, Tarrant HK established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant HK. Participants may contribute up to 5% of their salary to the plan. Annual matching contributions are made by the Company. Costs of the plan charged to operations for 1995, 1996 and 1997 amounted to approximately $28,000, $46,000 and $59,000, respectively.

  On July 1, 1994, the Parent Company established a defined contribution retirement plan covering all of its U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of the Parent Company. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. The Company's contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, the Company may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 1995, 1996 and 1997 amounted to approximately $68,000, $121,000 and $143,000 respectively.

  On December 27, 1995, the Company established a deferred compensation plan for executive officers. Participants may contribute a specific portion of their salary to such plan. The Company does not contribute to the Plan.

  On December 20, 1996, the Compensation Committee of the Company's Board of Directors established the Incentive Compensation Plan, which provides for both discretionary bonuses and bonus amounts upon achieving certain earnings thresholds for certain members of management. The adoption of this plan received shareholder approval at the 1997 annual meeting.

15.LDA OPTION

  The consolidated statements of income reflect a charge related to the granting by the Original Shareholders of a four-year option (the LDA Option) to Limited Direct Associates, L.P. (LDA), a limited partnership, the general and limited partners of which are subsidiaries of The Limited, Inc. and the granting by the Parent Company of registration rights to LDA pertaining to the option shares. Historically sales to divisions of The Limited, Inc. have represented a significant portion of the Company's sales. Subject to certain anti-dilution provisions, the LDA Option grants LDA the right to purchase from the Original Shareholders an aggregate of approximately 10% (649,999 shares) of the Parent Company's common stock at a price per share of $7.20. For accounting purposes, even though the LDA Option was granted by the Original Shareholders and will not cover any shares of the Parent Company's unissued common stock, the LDA Option has been treated as though it was granted by the Parent Company.

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

                             TARRANT APPAREL GROUP

16.PRO FORMA DATA (UNAUDITED)

  For federal and state income tax purposes, Tarrant Apparel Group and certain of its affiliates were treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws through termination on July 28, 1995 in connection with the Reorganization.

  Pro forma income taxes have been determined assuming that the Company was a C Corporation for 1995, and therefore, that its U.S. income is taxed at an effective pro forma tax rate of 40% for each of those years. Based upon the Company's expressed intention to permanently maintain its Hong Kong earnings outside the U.S., no federal or state income tax has been provided on unremitted earnings of the Hong Kong operations.

  A pro forma presentation has been provided to reflect net income and net income per common share adjusted for pro forma taxes and the elimination of the nonrecurring charge to earnings related to the LDA Option in 1995 (Note
15). Such charge is considered an unusual event and not indicative of the operations of the on-going entity. In addition, in 1995, pro forma net income and income per common share has been presented adjusted only for income taxes.

17.SUBSEQUENT EVENT (UNAUDITED)

  On February 23, 1998, the Company purchased certain assets of MGI International Limited, a Turks and Caicos corporation. The assets purchased consist primarily of pending orders and related inventory. The purchase price consists of (i) $4,550,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing, (ii) $500,000 payable on July 31, 1998, together with interest at 7% per annum, and (iii) 2% of the net sales of goods booked by the Company's newly formed Men's Division for delivery during 1999, provided the orders accepted for delivery in 1999 on March 1, 1999 meet specified gross profit and gross profit margin requirements.

  On February 23, 1998, the Company also purchased certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI USA"). The assets purchased consist primarily of pending orders and related inventory. The purchase price consists of (i) $500,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing and (ii) $500,000 payable on July 31, 1998, together with interest at 7% per annum.

  MGI International Limited and MGI USA each designs, contracts for the manufacture of and sells men's and boy's apparel, including knit and woven tops, jackets and other outerwear, for national retailers. The purchase price was financed by the Company from its cash flow from operations.

                             TARRANT APPAREL GROUP

18.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1997:

                                       QUARTER ENDED
                         ----------------------------------------- YEAR ENDED
                         MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31 DECEMBER 31
                         -------- ------- ------------ ----------- -----------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Net sales............... $42,093  $68,870   $50,008      $68,890    $229,861
Gross profit............   7,067   11,267     8,237       11,002      37,573
Operating income........   2,360    5,504     3,739        4,856      16,459
Net income.............. $ 1,490  $ 3,558   $ 2,209      $ 2,745    $ 10,002
Net income per common
 share(1):
  Basic................. $   .23  $   .55   $   .34      $   .42    $   1.54
  Diluted............... $   .23  $   .55   $   .34      $   .41    $   1.53
Weighted average shares
 outstanding(1):
  Basic.................   6,500    6,500     6,500        6,532       6,508
  Diluted...............   6,500    6,515     6,513        6,663       6,548
1997
Net sales............... $53,605  $73,879   $69,218      $63,391    $260,093
Gross profit............   8,782   11,068     9,690        9,557      39,097
Operating income........   3,393    5,091     4,063        4,533      17,080
Net income.............. $ 2,022  $ 3,265   $ 2,711      $ 2,789    $ 10,787
Net income per common
 share(1):
  Basic................. $   .31  $   .50   $   .41      $   .42    $   1.64
  Diluted............... $   .30  $   .48   $   .40      $   .41    $   1.59
Weighted average shares
 outstanding(1)
  Basic.................   6,555    6,589     6,601        6,605       6,588
  Diluted...............   6,772    6,796     6,806        6,760       6,784

----------
(1) Pursuant to the adoption of FASB Statement No. 128, "Earnings Per Share," basic and diluted earnings per share have been presented for all periods (see Note 10).

                                                                     SCHEDULE II

                             TARRANT APPAREL GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                                    ADDITIONS
                         BALANCE AT CHARGED TO    ADDITIONS                  BALANCE AT
                         BEGINNING  COSTS AND     CHARGED TO                   END OF
                          OF YEAR    EXPENSES   OTHER ACCOUNTS DEDUCTIONS(1)    YEAR
                         ---------- ----------  -------------- ------------- ----------
For the year ended
 December 31, 1995
  Allowance for returns
   and discounts........ $1,250,251 $1,251,789      $ --         $(154,290)  $2,347,750
                         ========== ==========      =====        =========   ==========
For the year ended
 December 31, 1996
  Allowance for returns
   and discounts........ $2,347,750 $ (432,594)     $ --         $     --    $1,915,156
                         ========== ==========      =====        =========   ==========
For the year ended
 December 31, 1997
  Allowance for returns
   and discounts........ $1,915,156 $ (359,344)     $ --         $     --    $1,555,812
                         ========== ==========      =====        =========   ==========

----------
(1) Amounts represent direct write-off.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 1998.

                                          TARRANT APPAREL GROUP

                                                     /s/ Gerard Guez
                                          By: _________________________________
                                                        Gerard Guez,
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         /s/ Gerard Guez             Chairman Chief Executive      February 23, 1998
____________________________________  Officer and Director
            Gerard Guez               (Principal Executive
                                      Officer)
           /s/ Todd Kay              President and Director        February 23, 1998
____________________________________
              Todd Kay
       /s/ Mark B. Kristof           Vice President--Finance,      February 23, 1998
____________________________________  Chief Financial Officer and
          Mark B. Kristof             Director (Principal
                                      Financial and Accounting
                                      Officer)
      /s/ Karen S. Wasserman         Executive Vice President,     February 23, 1998
____________________________________  General Merchandising
         Karen S. Wasserman           Manager and Director
          /s/ Barry Aved             Director                      February 23, 1998
____________________________________
             Barry Aved
         /s/ Donald Hecht            Director                      February 23, 1998
____________________________________
            Donald Hecht
       /s/ James R. Miller           Director                      February 23, 1998
____________________________________
          James R. Miller