Form 10-Q
period 1998-03-31
TARRANT APPAREL GROUP
filed 1998-05-06
CIK 944948

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1998

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

                                                               Yes [X]  No  [_]


Number of shares of Common Stock of the registrant outstanding as of May 6, 1998 was 13,412,418 (as adjusted to reflect a two-for-one stock split to shareholders of record at the close of business on May 8, 1998).

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX


                                                                         PAGE
                       PART I.  FINANCIAL INFORMATION                    ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets at
               March 31, 1998 and December 31, 1997 (Audited)..........    3

               Consolidated Statements of Income for the
               Three Months Ended March 31, 1998 and March 31, 1997....    4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and March 31, 1997....    5

               Notes to Consolidated Financial Statements..............    6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................    9


                       PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.......................................   15

Item 2.        Changes in Securities...................................   15

Item 3.        Defaults Upon Senior Securities.........................   15

Item 4.        Submission of Matters to a Vote of Security Holders.....   15

Item 5.        Other Information.......................................   15

Item 6.        Exhibits and Reports on Form 8-K........................   15

               SIGNATURES..............................................   16

               INDEX TO EXHIBITS.......................................   17

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------


                             TARRANT APPAREL GROUP

                          CONSOLIDATED BALANCE SHEETS

                                              MARCH 31,       DECEMBER 31,
                                                1998             1997
                                            -------------    -------------
    ASSETS                                  (UNAUDITED)
Current assets:
 Cash and cash equivalents...............   $   2,498,902    $   5,305,129
 Accounts receivable, net................      54,042,913       34,078,352
 Due from affiliates.....................       1,229,906            3,470
 Due from officers.......................       2,180,261        1,601,670
 Inventory...............................      22,057,710       23,266,196
 Temporary quota.........................       3,959,968        2,874,382
 Prepaid expenses........................       2,091,617        1,203,931
 Prepaid income taxes....................         478,050          478,050
                                            -------------    -------------
    Total current assets.................      88,539,327       68,811,180

Property and equipment, net..............       2,628,622        2,707,257
Permanent quota, net.....................         148,138          145,268
Other assets.............................         214,960          196,973
Excess of cost over fair value of net
 assets acquired.........................       5,900,000              ---
                                            -------------    -------------
      Total assets.......................   $  97,431,047    $  71,860,678
                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings.........................   $  22,204,848    $   4,287,518
 Short-term debt.........................       1,000,000              ---
 Accounts payable........................      13,482,548       12,549,961
 Accrued expenses........................       6,205,704        5,117,183
 Income taxes............................       1,128,826          969,115
 Deferred tax liability..................       1,099,832          582,957
                                            -------------    -------------
    Total current liabilities............      45,121,758       23,506,734

Shareholders' equity:
  Preferred stock, 2,000,000 shares
   authorized; none issued
   and outstanding.......................             ---               --
  Common stock, no par value,
   20,000,000 shares authorized;
   13,412,418 shares (1998),
   13,219,928 shares (1997), issued
   and outstanding.......................      17,275,469       16,100,483
  Contributed capital....................       1,434,259        1,434,259
  Retained earnings......................      33,599,561       30,819,202
                                            -------------    -------------
     Total shareholders' equity..........      52,309,289       48,353,944
                                            -------------    -------------
     Total liabilities and
      shareholders' equity...............   $  97,431,047    $  71,860,678
                                            =============    =============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED MARCH 31,
                                               --------------------------------
                                                  1998                 1997
                                               -----------          -----------
                                                          (UNAUDITED)
Net sales..................................    $64,257,177          $53,604,701
Cost of sales..............................     53,309,710           44,822,034
                                               -----------          -----------
Gross profit...............................     10,947,467            8,782,667
Selling and distribution
 expenses..................................      2,097,921            2,082,763
General and administrative
 expenses..................................      4,291,702            3,307,262
                                               -----------          -----------
Income from operations.....................      4,557,844            3,392,642
Interest expense...........................       (324,262)            (462,224)
Interest income............................         51,118               35,412
Other income...............................         65,659                5,545
                                               -----------          -----------
Income before provision for
 income taxes..............................      4,350,359            2,971,375
Provision for income taxes.................     (1,570,000)            (950,000)
                                               -----------          -----------
Net income.................................    $ 2,780,359          $ 2,021,375
                                               ===========          ===========

Net income per share
  Basic....................................    $      0.21          $      0.15
                                               ===========          ===========
  Diluted..................................    $      0.20          $      0.15
                                               ===========          ===========

Weighted average common and common
 equivalent shares outstanding
  Basic....................................     13,281,262           13,110,462
                                               ===========          ===========
  Diluted..................................     13,756,100           13,543,234
                                               ===========          ===========

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------
                                                   1998                 1997
                                               ------------          -----------
                                                          (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................  $  2,780,359          $ 2,021,375
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and
    amortization............................       265,067              194,072
  Loss on sale of fixed
   assets...................................        43,375                  105
  Provision for returns and
   discounts................................       225,670              186,461
  Changes in operating assets and
   liabilities:
      Accounts receivable...................   (20,190,231)           2,961,460
      Due from affiliates
       and officers.........................    (1,805,027)            (280,325)
     Inventory..............................     1,208,486           (2,292,730)
     Temporary quota........................    (1,085,586)          (2,109,977)
     Prepaid expenses.......................      (887,686)             (21,188)
     Prepaid income taxes...................           ---              511,672
     Accounts payable.......................       932,587           (1,528,054)
     Accrued expenses.......................     1,747,120            1,581,586
                                              ------------          -----------

       Net cash provided by
        (used in) operating
        activities..........................   (16,765,866)           1,224,457
                                              ------------          -----------

INVESTING ACTIVITIES
Purchase of fixed assets....................       (53,232)             (95,540)
Acquisition of MGI..........................    (6,050,000)                 ---
Purchase of permanent quota.................       (29,445)            (115,786)
                                              ------------          -----------

    Net cash used in
     investing activities...................    (6,132,677)            (211,326)
                                              ------------          -----------

FINANCING ACTIVITIES
Bank borrowings, net........................    17,917,330              983,336
Issuance of short-term debt.................     1,000,000                  ---
Exercise of stock options
 including related tax
 benefit....................................     1,174,986              226,584
                                              ------------          -----------

    Net cash provided by
     financing activities...................    20,092,316            1,209,920
                                              ------------          -----------

Increase (decrease) in cash
 and cash equivalents.......................    (2,806,227)           2,223,051

Cash and cash equivalents at
 beginning of period........................     5,305,129            1,120,456
                                              ------------          -----------

Cash and cash equivalents at
 end of period..............................  $  2,498,902          $ 3,343,507
                                              ============          ===========

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

   The consolidated financial data at December 31, 1997 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

   Foreign currency gains and losses resulting from translation of assets and liabilities are included in the statements of income. Historically, such gains and losses have been immaterial. At March 31, 1998, the Hong Kong subsidiaries had shareholders' equity of $31.1 million and an intercompany receivable due from Tarrant Apparel Group of $28.1 million.

3. STOCK SPLIT

   On April 27, 1998, the Company announced a two-for-one stock split effective on May 8, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

                             TARRANT APPAREL GROUP

                                  (UNAUDITED)

4. ACCOUNTS RECEIVABLE

   Accounts receivable consists of the following:

                                                     MARCH 31,                   DECEMBER 31,
                                                       1998                         1997
                                                    -----------                  ------------
  U.S. trade accounts receivable.................   $45,646,912                  $13,411,719
  Foreign trade accounts receivable..............    11,223,765                    9,466,193
  Due (to) from factor...........................    (1,570,682)                  12,028,633
  Other receivables..............................       524,400                      727,619
  Allowance for returns and discounts............    (1,781,482)                  (1,555,812)
                                                    -----------                  -----------
                                                    $54,042,913                  $34,078,352
                                                    ===========                  ===========

   Due (to) from factor consists of $4.3 million and $17.5 million of unmatured accounts receivable assigned to the factor, less $6.0 million and $11.8 million of advances received from the factor, at March 31, 1998 and December 31, 1997, respectively. Effective January 1, 1998, the Company substantially eliminated its use of the factor.

5. INVENTORY

   Inventory consists of the following:

                                                              MARCH 31,      DECEMBER 31,
                                                                1998             1997
                                                            -----------      -----------
 Raw materials
   Fabric and trim accessories..........                    $ 5,618,290      $ 4,022,298
   Raw cotton...........................                      2,530,058               --
 Work-in-process........................                      4,613,890        4,315,703
 Finished goods shipments-in-transit....                      1,907,386        5,655,461
 Finished goods.........................                      7,388,086        9,272,734
                                                            -----------      -----------
                                                            $22,057,710      $23,266,196
                                                            ===========      ===========

6. BANK BORROWINGS

   Bank borrowings consist of the following:


                                                              MARCH 31,      DECEMBER 31,
                                                                1998             1997
                                                            -----------      -----------
Import trade bills payable..............................    $ 5,847,930      $ 4,287,518
Other Hong Kong credit facilities.......................      7,281,178               --
United States credit facilities.........................      9,075,740               --
                                                            ===========      ===========
                                                            $22,204,848      $ 4,287,518
                                                            ===========      ===========

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

7. INVESTMENT IN AND ADVANCES TO JOINT VENTURE

   In 1994, the Company entered into a corporate joint venture, Litex Ltd. ("Litex"), a Hong Kong corporation, with a third party in Hong Kong to establish and operate a garment manufacturing facility in the People's Republic of China. The 50% investment in Litex was accounted for under the equity method. In March 1995, the Company entered an agreement with the third party whereby the third party acquired the Company's interest in Litex for consideration of $2,000,000, of which $545,000 was paid in cash with the balance to be received through deductions taken against future production purchased by the Company from the third party ($391,000 and $225,000 was received through deductions taken against 1995 and 1996 production, respectively). The deferred gain on the sale of approximately $839,000 was settled by the payment of approximately $419,000 from the third party to the Company in February 1997.

8. RECENT ACQUISITION

   On February 23, 1998, the Company purchased certain assets of MGI International Limited, a Turks and Caicos corporation. The assets purchased consist primarily of pending orders and related inventory. The purchase price consists of (i) $5,050,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing, (ii) $500,000 payable on July 31, 1998, together with interest at 7% per annum, and (iii) 2% of the net sales of goods booked by the Company's newly formed Men's Division for delivery during 1999, provided the orders accepted for delivery in 1999 on March 1, 1999 meet specified gross profit and gross profit margin requirements.

   On February 23, 1998, the Company also purchased certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI USA"). The assets purchased consist primarily of pending orders and related inventory. The purchase price consists of (i) $1,000,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing and (ii) $500,000 payable on July 31, 1998, together with interest at 7% per annum.

   MGI International Limited and MGI USA ("MGI") each designs, develops and contracts for the manufacture of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), for national chain department stores, including J.C. Penney and Goody's. The purchase price was financed by the Company from its cash flow from operations.

   In connection with this acquisition, the Company entered into employment agreements with Marshall Gobuty, the President and principal shareholder of the sellers, and four senior employees of MGI. Under his employment agreement, Mr. Gobuty will be employed as the Vice President - Men's of the Company for a term commencing on March 1, 1998 and ending on February 23, 1999, unless extended by the mutual agreement of the Company and Mr. Gobuty, and will be paid an annual base salary of $375,000 and will receive such benefits and perquisites as are provided by the Company to its executive officers generally. In the event the Company terminates his employment without cause, Mr. Gobuty shall be entitled to receive (i) a lump sum payment equal to his base salary for the balance of the term and (ii) continuation of group medical and disability insurance of the balance of the term. In the event the Company terminates Mr. Gobuty's employment with cause, the Company is obligated to pay the compensation required by the agreement only through the date of termination. In addition, the sellers and Mr. Gobuty have agreed not to compete with the Company during the two years following the termination of his employment for any reason.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

GENERAL

   The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel, primarily for women, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant and Express, all of which are divisions of The Limited, mass merchandisers and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

   The Company continues to geographically diversify its worldwide sourcing operations. During the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of commodity products.

   The Company intends to continue to attempt to geographically balance its sourcing operations. The Company believes that costs and inefficiencies related to this diversification will, over time, be offset by the benefits of a more diversified sourcing base, including increasing the Company's access to emerging providers of low cost production, enhancing the proximity of the Company's sourcing base to the Company's customers and principal executive offices and lessening certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

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

   Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Express and Lane Bryant) accounted for approximately 63% of the Company's net sales in the first quarter of 1998 and approximately 70% of the Company's net sales in 1997. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:


                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                   -----------------
                                                     1998     1997
                                                   -------- --------

Net sales........................................   100.0%   100.0%
Cost of sales....................................    82.9     83.6
                                                   -------- --------
Gross profit.....................................    17.1     16.4
Selling and distribution expenses................     3.3      3.9
General and administration expenses*.............     6.7      6.2
                                                   -------- --------
Operating income.................................     7.1      6.3
Interest expense.................................    (0.5)    (0.9)
Other income.....................................     0.2      0.1
                                                   -------- --------
Income before income taxes.......................     6.8      5.5
Income taxes.....................................    (2.5)    (1.7)
                                                   -------- --------
Net income.......................................     4.3%     3.8%
                                                   ======== ========

      * Includes amortization of excess of cost over fair value of net assets acquired.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

Net Sales increased by $10.7 million, or 19.9%, from $53.6 million in the first quarter of 1997 to $64.3 million in the first quarter of 1998. The increase in net sales included an aggregate increase in sales of $7.5 million to divisions of The Limited, primarily as a result of an increased volume of unit sales, $1.1 million to mass merchandisers and $1.3 million as a result of the Gobuty Acquisition. Overall, sales to divisions of The Limited in the first quarter of 1998 amounted to 62.5% of total net sales, as compared to 60.9% in the comparable prior period, whereas sales to mass merchandisers were 28.3% of total net sales as compared to 31.7% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first quarter of 1998 was $10.9 million, or 17.1% of net sales, compared to $8.8 million, or 16.4% of net sales, in the comparable prior period, an increase in gross profit of 24.6%. The increase in the gross profit margin resulted from a reduction in discounts and allowances from 1.2% of net sales in the first quarter of 1997 to 0.5% of net sales in the first quarter of 1998.

Selling and Distribution Expenses were $2.1 million in the first quarter of 1997 and the first quarter of 1998. As a percentage of net sales, these expenses decreased from 3.9% in the first quarter of 1997 to 3.3% in the first quarter of 1998 as a result of the increase in net sales.

General and Administrative Expenses (which includes amortization of excess of cost over fair value of net assets acquired) increased from $3.3 million in the first quarter of 1997 to $4.3 million in the first quarter of 1998. As a percentage of net sales, these expenses increased from 6.2% in the first quarter of 1997 to 6.7% in the first quarter of 1998. This percentage increase was primarily due to an increase in the allowance for bad debt and amortization of the excess of cost over fair value of net assets acquired as offset by the increase in net sales. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the allowance for returns and discounts during the first quarter of 1997 was $58,000, or 0.1% of net sales, compared to an increase in such allowance of $92,000, or 0.1% of net sales, during the first quarter of 1998. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. After adjusting for the net increase in the allowance for bad debt of $150,000, and the $100,000 amortization of the excess of cost over fair value of net assets acquired in the first quarter of 1998, as compared to no such amortization in the first quarter of 1997, general and administrative expenses increased by $735,000 in the first quarter of 1998 as compared to the first quarter of 1997, and such expenses were 6.3% of net sales in the first quarter of 1997 as compared to 6.4% of net sales in the first quarter of 1998.

Operating Income in the first quarter of 1998 was $4.6 million, or 7.1% of net sales, compared to $3.4 million, or 6.3% of net sales, in the comparable prior period, an increase in operating income of 34.3% due to the factors described above. The 0.8% improvement in operating income as a percentage of net sales is attributable to a 0.1% decrease in operating expenses and a 0.7% increase in gross profit margin.

Other Income increased from $41,000, or 0.1% of net sales, in the first quarter of 1997, to $117,000, or 0.2% of net sales, in the first quarter of 1998. The increase primarily resulted from an increase in management fees and interest income from $35,000 and $0, respectively, in the first quarter of 1997 to $51,000 and $54,000, respectively, in the first quarter of 1998.

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

   During the first three months of 1998, net cash used in operating activities was $16.8 million, which resulted primarily from net income of $2.8 million and a net increase in working capital items of $19.0 million.

   During the first three months of 1998, cash flow used in investing activities was $6.1 million which primarily consisted of the Gobuty Acquisition.

   In the three months ended March 31, 1998, cash flow provided by financing activities equaled $20.1 million, a result of $17.9 million of additional bank borrowings, the issuance of $1.0 million of short-term debt to fund a portion of the Gobuty Acquisition and $1.2 million of proceeds from the exercise of stock options.

   The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. Dollars plus one-half to three-quarters percent per annum. As of March 31, 1998, HKSB's U.S. Dollar prime rate equaled seven and one-quarter percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of March 31, 1998, SCB's Hong Kong dollar prime rate equaled ten percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

   The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially eliminated its use of the factor. The Company may receive an advance from NBCC of up to 90% of accounts receivable, except receivables from Lerner New York and Target Stores. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of up to $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of March 31, 1998, the prime rates equaled eight and one-half percent and the LIBOR rates equaled five and seven-tenths percent.

   The Company has financed its operations to date from its cash flow from operations, borrowings under its financing facilities and the proceeds from its initial public offering in July 1995. The Company believes that its cash flow from operations and borrowings under its current financing facilities should be sufficient to fund its current operations for the foreseeable future.

   In late 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, finishing and packaging operations through the acquisition of established contractors or the construction of new facilities and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. To date, capital expenditure and working capital commitments aggregating $6.9 million and $2.5 million, respectively, have been made with respect to vertical integration programs by the Company. The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefor. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.     None.
         -----------------


ITEM 2.  CHANGES IN SECURITIES.     None.
         ---------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.     None.
         -------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.
         ---------------------------------------------------


ITEM 5.  OTHER INFORMATION.
         -----------------

         On April 27, 1998, the Company announced a two-for-one stock split effective on May 8, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

          (a) Exhibits: Reference is made to the Index to Exhibits on page 17 for a description of the exhibit filed as part of this Report on Form 10-Q.

          (b)  Reports on Form 8-K:  None.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TARRANT APPAREL GROUP



Date: May 6, 1998             By: /s/ Mark B. Kristof
                                 --------------------
                                 Mark B. Kristof
                                 Vice President - Finance and
                                 Chief Financial Officer


                                 (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.43.2       Letter agreement dated April 16, 1998, by and between Tarrant
              Company Limited and The Hongkong Shanghai Banking Corporation
              Limited

27            Financial Data Schedule