Form 10-Q
period 1998-06-30
TARRANT APPAREL GROUP
filed 1998-08-05
CIK 944948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1998

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

                                                               Yes [X]  No  [ ]

Number of shares of Common Stock of the registrant outstanding as of August 5, 1998 was 13,557,030.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX


                       PART I.  FINANCIAL INFORMATION                                        PAGE
                                                                                             ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets at
               June 30, 1998 and December 31, 1997 (Audited)  ..............................   3

               Consolidated Statements of Income for the
               Three and Six Months Ended  June 30, 1998 and June 30, 1997  ................   4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and June 30, 1997  ...........................   5

               Notes to Consolidated Financial Statements  .................................   6


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations  ........................................   9


                          PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings  ..........................................................  17

Item 2.        Changes in Securities  ......................................................  17

Item 3.        Defaults Upon Senior Securities  ............................................  17


Item 4.        Submission of Matters to a Vote of Security Holders  ........................  17

Item 5.        Other Information  ..........................................................  17

Item 6.        Exhibits and Reports on Form 8-K  ...........................................  17


               SIGNATURES  .................................................................  18

               INDEX TO EXHIBITS  ..........................................................  19

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,            DECEMBER 31,
                                                                       1998                  1997
                                                                   -----------           ------------
                              ASSETS                               (UNAUDITED)
Current assets:
  Cash and cash equivalents  ..................................... $  2,306,521            $ 5,305,129
  Accounts receivable, net........................................   79,177,565             34,078,352
  Due from officers and affiliates................................    2,903,822              1,605,140
  Inventory.......................................................   25,837,697             23,266,196
  Temporary quota.................................................    5,765,082              2,874,382
  Prepaid expenses................................................    1,433,183              1,203,931
  Prepaid income taxes............................................      478,050                478,050
                                                                   ------------            -----------
       Total current assets.......................................  117,901,920             68,811,180

Property and equipment, net.......................................    2,575,105              2,707,257
Permanent quota, net..............................................      230,347                145,268
Other assets......................................................    3,517,105                196,973
Excess of cost over fair value of net assets acquired, net........    5,627,223                    ---
                                                                   ------------            -----------
       Total assets............................................... $129,851,700            $71,860,678
                                                                   ============            ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank borrowings...............................................   $ 34,954,567            $ 4,287,518
  Short-term debt...............................................      1,000,000                    ---
  Accounts payable..............................................     17,312,622             12,549,961
  Accrued expenses..............................................     10,301,688              5,117,183
  Income taxes..................................................      2,660,579                969,115
  Deferred tax liability........................................      1,276,751                582,957
                                                                   ------------            -----------
       Total current liabilities................................     67,506,207             23,506,734

Long-term obligations...........................................      2,371,500                    ---
                                                                   ------------            -----------
       Total liabilities........................................     69,877,707             23,506,734
Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued
    and outstanding.............................................            ---                    ---

  Common stock, no par value, 20,000,000 shares authorized;
    13,453,918 shares (1998), 13,219,928 shares (1997), issued
    and outstanding.............................................     17,717,421             16,100,483
  Contributed capital...........................................      1,434,259              1,434,259
  Retained earnings.............................................     40,822,313             30,819,202
                                                                   ------------            -----------
       Total shareholders' equity...............................     59,973,993             48,353,944
                                                                   ------------            -----------
       Total liabilities and shareholders' equity..............    $129,851,700            $71,860,678
                                                                   ============            ===========

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                ------------------------------       -----------------------------
                                                    1998             1997                1998             1997
                                                ------------     -------------       ------------     ------------
                                                         (UNAUDITED)                          (UNAUDITED)
Net sales                                       $100,100,120      $73,879,357        $164,357,297     $127,484,058

Cost of sales                                     79,835,469       62,811,599         133,145,179      107,633,633
                                                ------------      -----------        ------------     ------------
Gross profit                                      20,264,651       11,067,758          31,212,118       19,850,425

Selling and distribution expenses                  2,416,235        2,167,411           4,514,156        4,250,174

General and administrative expenses                6,174,666        3,808,834          10,466,369        7,116,096
                                                ------------      -----------        ------------      -----------
Income from operations                            11,673,750        5,091,513          16,231,593        8,484,155

Interest expense                                    (547,305)        (295,642)           (871,567)        (757,866)

Interest income                                       97,601           14,527             148,719           49,939

Other income                                          18,706            4,841              84,366           10,386
                                                ------------      -----------        ------------      -----------
Income before provision for income taxes          11,242,752        4,815,239          15,593,111        7,786,614

Provision for income taxes                        (4,020,000)      (1,550,000)         (5,590,000)      (2,500,000)
                                                ------------      -----------        ------------      -----------
Net income                                         7,222,752      $ 3,265,239        $ 10,003,111      $ 5,286,614
                                                ============      ===========        ============      ===========

Net income per share
     Basic                                             $0.54            $0.25              $0.75            $0.40
                                                ============      ===========       ============      ===========
     Diluted                                           $0.51            $0.24              $0.71             0.39
                                                ============      ===========       ============      ===========

Weighted average common and common
 equivalent shares outstanding

   Basic                                          13,432,451       13,178,196         13,356,856       13,144,330
                                                ============      ===========       ============      ===========
   Diluted                                        14,253,822       13,592,626         14,004,961       13,567,930
                                                ============      ===========       ============      ===========

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                           --------------------------------
                                                                               1998                1997
                                                                           ------------        ------------
                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................              $ 10,003,111         $  5,286,614
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:

  Deferred tax provision....................................                   693,794              224,338
  Depreciation and amortization.............................                   816,086              400,015
  Provision for returns and discounts.......................                 1,224,277             (183,521)
  Changes in operating assets and liabilities:
    Accounts receivable.......................................             (46,323,490)         (10,755,285)
    Due from affiliates and officers..........................              (1,298,682)            (851,847)
    Inventory.................................................              (2,571,501)          (8,773,129)
    Temporary quota...........................................              (2,890,700)            (426,809)
    Prepaid expenses..........................................                (229,253)            (442,212)
    Prepaid income taxes......................................                     ---              990,771
    Accounts payable..........................................               4,762,661            6,954,131
    Accrued expenses..........................................               5,184,506            2,202,750
    Income taxes payable......................................               1,691,494              929,832
                                                                           -----------         ------------
          Net cash used in operating activities...............             (28,937,727)          (4,444,352)
                                                                           -----------         ------------

INVESTING ACTIVITIES

Purchase of fixed assets.....................................                 (226,723)            (462,535)
Acquisition of MGI...........................................               (6,027,223)                 ---
Purchase of permanent quota..................................                 (142,290)            (115,786)
Increase in other assets.....................................               (3,320,132)                 ---
                                                                           -----------         ------------
          Net cash used in investing activities..............               (9,716,368)            (578,321)
                                                                           -----------         ------------

FINANCING ACTIVITIES

Bank borrowings, net.........................................               30,667,049            4,030,917
Issuance of short-term debt..................................                1,000,000                  ---
Issuance of long-term debt...................................                2,371,500                  ---
Exercise of stock options including related tax benefit                      1,616,938              521,894
                                                                           -----------         ------------
          Net cash provided by financing activities..........               35,655,487            4,552,811
                                                                           -----------         ------------
Decrease in cash and cash equivalents........................               (2,998,608)            (469,862)

Cash and cash equivalents at beginning of period.............                5,305,129            1,120,456
                                                                           -----------         ------------

Cash and cash equivalents at end of period...................              $ 2,306,521         $    650,594
                                                                           ===========         ============

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

     Foreign currency gains and losses resulting from translation of assets and liabilities are included in the statements of income. Historically, such gains and losses have been immaterial. At June 30, 1998, the Hong Kong subsidiaries had shareholders' equity of $35.4 million and an intercompany receivable due from Tarrant Apparel Group of $29.5 million.

3.   STOCK SPLIT

     On April 27, 1998, the Company announced a two-for-one stock split effective on May 8, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

                             TARRANT APPAREL GROUP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                          JUNE 30,           DECEMBER 31,
                                                            1998                 1997
                                                        ------------          -----------
        U.S. trade accounts receivable...............   $ 72,969,831          $13,411,719
        Foreign trade accounts receivable............     19,142,796            9,466,193
        Due (to) from factor.........................    (10,549,194)          12,028,633
        Other receivables............................        594,220              727,619
        Allowance for returns and discounts..........     (2,980,088)          (1,555,812)
                                                        ------------          -----------
                                                        $ 79,177,565          $34,078,352
                                                        ============          ===========

     Due (to) from factor consists of $0.3 million and $17.5 million of unmatured accounts receivable assigned to the factor, less $10.9 million and $11.8 million of advances received from the factor, at June 30, 1998 and December 31, 1997, respectively. Effective January 1, 1998, the Company substantially reduced the volume of receivables assigned to the factor.

5.   INVENTORY

     Inventory consists of the following:

                                                          JUNE 30,            DECEMBER 31,
                                                            1998                  1997
                                                        -----------           -----------
       Raw materials

               Fabric and trim accessories..........    $ 5,241,559           $ 4,022,298
               Raw cotton...........................      4,450,042                    --
       Work-in-process..............................      6,470,835             4,315,703
       Finished goods shipments-in-transit..........      2,913,478             5,655,461
       Finished goods...............................      6,761,783             9,272,734
                                                        -----------           -----------
                                                        $25,837,697           $23,266,196
                                                        ===========           ===========

6.   BANK BORROWINGS

     Bank borrowings consist of the following:

                                                          JUNE 30,            DECEMBER 31,
                                                           1998                   1997
                                                        -----------            ----------
     Import trade bills payable.....................    $12,011,222            $4,287,518
     Other Hong Kong credit facilities..............      1,408,867                    --
     Bank direct acceptances........................      8,694,432                    --
     United States credit facilities................     12,840,046                    --
                                                        -----------            ----------
                                                        $34,954,567            $4,287,518
                                                        ===========            ==========

                              TARRANT APPAREL GROUP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

7.   RECENT ACQUISITIONS

     On July 2, 1998, the Company purchased the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership ("Rocky"). Rocky operates manufacturing facilities in Mississippi and sources in Mexico. The purchase price consists of $7,500,000 in cash and 80,890 shares of common stock of the Company, payable on closing. The purchase price will be adjusted based on the net equity of Rocky at closing. In addition, the Company was required to repay $3.4 million of debt to one of the sellers on closing and to guarantee the bank indebtedness of Rocky in the amount of $5.0 million. The Company was granted a security interest in the 80,890 shares to secure the performance of obligations under the purchase agreement, including, without limitation, the indemnification obligations.

     Rocky designs, develops and contracts for the manufacture of men's, womens and childrens denim apparel, for Abercrombie & Fitch, Limited Stores, Express and Structure. The purchase price was financed by the Company from a new credit facility and cash flow from operations. For a description of such credit facility, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In connection with this acquisition, Rocky extended the term of an existing employment agreement with Gabriel Zeitouni, the President and a former principal owner of Rocky. Under this employment agreement, Mr. Zeitouni will continue to be employed as the President of Rocky for a term ending on December 31, 2002, unless extended by the mutual agreement of the Company and Mr. Zeitouni, will be paid a base salary which increases from $350,000 for 1998 to $450,000 for 2002 and will receive cash bonuses based upon certain performance criteria. Also, Mr. Zeitouni was awarded a stock option for 75,000 shares of the Company's common stock which vests periodically through December 31, 2002. In the event the Company terminates his employment without cause, Mr. Zeitouni shall be entitled to receive (i) a lump sum payment equal to his base salary for the shorter of the balance of the term or two years and (ii) accrued bonus, if any, through the date of termination. In the event the Company terminates Mr. Zeitouni's employment with cause, the Company is obligated to pay the compensation required by the agreement only through the date of termination. In addition, Mr. Zeitouni has agreed not to compete with the Company during the two years following the termination of his employment for cause.

     On February 23, 1998, the Company purchased certain assets of MGI International Limited, a Turks and Caicos corporation. The assets purchased consist primarily of pending orders and related inventory. The purchase price consists of (i) $5,050,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing, (ii) $500,000 paid on July 21, 1998, together with interest at 7% per annum, and (iii) 2% of the net sales of goods booked by the Company's newly formed Men's Division for delivery during 1999, provided the orders accepted for delivery in 1999 on March 1, 1999 meet specified gross profit and gross profit margin requirements.

      On February 23, 1998, the Company also purchased certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI USA"). The assets purchased consist primarily of pending orders and related inventory. The purchase price consists of (i) $1,000,000, together with an amount equal to seller's cost of the inventory purchased, payable in cash on closing and (ii) $500,000 paid on July 21, 1998, together with interest at 7% per annum.

     MGI International Limited and MGI USA ("MGI") each designs, develops and contracts for the manufacture of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), for national chain department stores, including J.C. Penney and Goody's. The purchase price was financed by the Company from its cash flow from operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
           ----------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------
GENERAL

     The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel, primarily for women, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, mass merchandisers, Abercrombie & Fitch and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

     The Company continues to geographically diversify its worldwide sourcing operations. During the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of commodity products.

     In late 1997, the Company commenced the vertical integration of its business. Key elements of this strategy may include (i) establishing cutting, sewing, finishing and packaging operations through the acquisition of established contractors or the construction of new facilities and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. The Company believes that additional costs and inefficiencies that may occur as a result of this strategy may, over time, be offset by the benefits of lower cost production and greater control over the quality and reliability of its products.

     On July 2, 1998, the Company acquired Rocky Apparel, L.P. which designs, contracts for the manufacture of and sells private label apparel for men and women to national retailers, including Abercombie & Fitch and three divisions of The Limited.

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

     Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Express, Structure and Lane Bryant) accounted for approximately 63% of the Company's net sales in the first six months of 1998 and approximately 70% of the Company's net sales in 1997. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

     Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of state, federal or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by state, federal or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                 THREE MONTHS                    SIX MONTHS
                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                             ---------------------          --------------------
                                              1998           1997            1998          1997
                                             ------         ------          ------        ------
Net sales.................................   100.0%         100.0%          100.0%        100.0%
Cost of sales.............................    79.8           85.0            81.0          84.4
                                             ------         ------          ------        ------
Gross profit..............................    20.2           15.0            19.0          15.6
Selling and distribution expenses.........     2.4            2.9             2.7           3.3
General and administration expenses *.....     6.2            5.2             6.4           5.6
                                             ------         ------          ------        ------
Income from operations....................    11.6            6.9             9.9           6.7
Interest expense..........................    (0.5)          (0.4)           (0.5)         (0.6)
Other income..............................     0.1            ---             0.1           ---
                                             ------         ------          ------        ------
Income before income taxes................    11.2            6.5             9.5           6.1
Income taxes..............................    (4.0)          (2.1)           (3.4)         (1.9)
                                             ------         -------         ------        ------
Net income................................     7.2%           4.4%            6.1%          4.2%
                                             ======         =======         =======       ======

        *Includes amortization of excess of cost over fair value of net assets acquired.

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Net Sales increased by $26.2 million, or 35.5%, from $73.9 million in the second quarter of 1997 to $100.1 million in the second quarter of 1998. The increase in net sales included an aggregate increase in sales of $7.8 million to divisions of The Limited, $4.6 million to mass merchandisers, primarily as a result of an increased volume of unit sales, and $17.8 million as a result of the Gobuty Acquisition, as offset by a $4.0 million decrease to other customers. Overall, sales to divisions of The Limited in the second quarter of 1998 amounted to 63.6% of total net sales, as compared to 75.7% in the comparable prior period, whereas sales to mass merchandisers were 17.2% of total net sales as compared to 17.1% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the second quarter of 1998 was $20.3 million, or 20.2% of net sales, compared to $11.1 million, or 15.0% of net sales, in the comparable prior period, an increase in gross profit of 83.1%. The 5.2% increase in the gross profit margin included benefits of 1.5% from a reduction in returns and inventory markdown, 0.7% from domestic production of the Men's Division, 0.4% from a reduction of direct costs attributable to production as a percentage of net sales, reflects the elimination of costs and inefficiencies related to the expansion of the Company's sourcing in Mexico, as previously reported, and is offset by a $1.2 million, or 1.2% of net sales, increase in the allowance for returns and discounts included within general and administrative expenses.

Selling and Distribution Expenses were $2.4 million in the second quarter of 1998 and $2.2 million in the second quarter of 1997. As a percentage of net sales, these expenses decreased from 2.9% in the second quarter of 1997 to 2.4% in the second quarter of 1998. After adjusting for expenses related to the Gobuty Acquisition of $505,000, as compared to no such expenses in the second quarter of 1997, selling and distribution expenses decreased by $256,000 in the second quarter of 1998 as compared to the second quarter of 1997.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $3.8 million in the second quarter of 1997 to $6.2 million in the second quarter of 1998. As a percentage of net sales, these expenses increased from 5.2% in the second quarter of 1997 to 6.2% in the second quarter of 1998. This percentage increase included increases in the allowance for bad debt, amortization of the excess of cost over fair value of net assets acquired, bonus accruals and expenses related to the Gobuty Acquisition. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the allowance for returns and discounts during the second quarter of 1997 was $288,000, or 0.4% of net sales, compared to an increase in such allowance of $946,000, or 0.9% of net sales, during the second quarter of 1998. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. Bad debt expense was $300,000 in the second quarter of 1997 as compared to $164,000 in the second quarter of 1998. Bonus accruals were $254,000 in the second quarter of 1997 as compared to $645,000 in the second quarter of 1998. After adjusting for the net increase in the allowance for bad debt of $1.1 million, the $300,000 amortization of the excess of cost over fair value of net assets acquired in the second quarter of 1998, as compared to no such amortization in the second quarter of 1997, the $391,000 increase in bonus accruals and expenses related to the Gobuty Acquisition of $753,000 in the second quarter of 1998 as compared to no such expenses in the second quarter of 1997, general and administrative expenses decreased by $176,000 in the second quarter of 1998 as compared to the second quarter of 1997, as summarized below:

                                                Quarter Ended June 30,
                                             ----------------------------           Increase /
                                               1998               1997              (Decrease)
                                             ----------------------------           ----------
                                             6,175,000          3,809,000           2,366,000
Less: Bad Debt Expense                         164,000            300,000            (136,000)
Allowance for Returns & Discounts              946,000           (288,000)          1,234,000
                                             ------------------------------------------------
Allowance for Bad Debt                       1,110,000             12,000           1,098,000

Amortization of Goodwill                       300,000                -0-             300,000

Bonus Accruals                                 645,000            254,000             391,000

Men's Division (Gobuty Acquisition)            753,000                -0-             753,000
                                             ------------------------------------------------

                                             3,367,000          3,543,000            (176,000)
                                             =========          =========             =======

  Operating Income in the second quarter of 1998 was $11.7 million, or 11.6% of net sales, compared to $5.1 million, or 6.9% of net sales, in the comparable prior period, an increase in operating income of 129.3% due to the factors described above. The 4.7% improvement in operating income as a percentage of net sales is attributable to a 5.2% increase in gross profit margin as offset by a 0.5% increase in operating expenses.

Other Income increased from $19,000 in the second quarter of 1997, to $116,000, or 0.1% of net sales, in the second quarter of 1998. The increase primarily resulted from an increase in interest income from $15,000 in the second quarter of 1997 to $98,000 in the second quarter of 1998.

FIRST SIX MONTHS 1998 COMPARED TO FIRST SIX MONTHS 1997

Net Sales increased by $36.9 million, or 28.9%, from $127.5 million in the first six months of 1997 to $164.4 million in the first six months of 1998. The increase in net sales included an aggregate increase in sales of $15.3 million to divisions of The Limited, $5.7 million to mass merchandisers, primarily as a result of an increased volume of unit sales, and $21.0 million as a result of the Gobuty Acquisition, as offset by a $5.1 million decrease to other customers. Overall, sales to divisions of The Limited in the first six months of 1998 amounted to 63.2% of total net sales, as compared to 69.5% in the comparable prior period, whereas aggregate sales to mass merchandisers were 21.5% of total net sales as compared to 23.3% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first six months of 1998 was $31.2 million, or 19.0% of net sales, compared to $19.9 million, or 15.6% of net sales, in the comparable prior period, an increase in gross profit of 57.2%. The 3.4% increase in the gross profit margin included benefits of 1.9% from a reduction in returns and inventory markdown, 0.5% from domestic production of the Men's Division, 0.3% from a reduction of direct costs attributable to production as a percentage of net sales, reflects the elimination of costs and inefficiencies related to the expansion of the Company's sourcing in Mexico, as previously reported, and is offset by a $1.3 million, or 0.8% of net sales, increase in the allowance for returns and discounts included within general and administrative expenses.

Selling and Distribution Expenses increased from $4.3 million in the first six months of 1997 to $4.5 million in the first six months of 1998. As a percentage of net sales, these expenses decreased from 3.3% in the first six months of 1997 to 2.7% in the first six months of 1998. After adjusting for expenses related to the Gobuty Acquisition of $637,000, as compared to no such expenses in the first six months of 1997, selling and distribution expenses decreased by $373,000 in the first six months of 1998 as compared to the first six months of 1997.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $7.1 million in the first six months of 1997 to $10.5 million in the first six months of 1998. As a percentage of net sales, these expenses increased from 5.6% in the first six months of 1997 to 6.4% in the first six months of 1998. This percentage increase included increases in the allowance for bad debt, amortization of the excess of cost over fair value of net assets acquired, bonus accruals and expenses related to the Gobuty Acquisition. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The decrease in the allowance for returns and discounts during the first six months of 1997 was $203,000, or 0.2% of net sales, compared to an increase in such allowance of $1.1 million or 1.1% of net sales, during the first six months of 1998. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. Bad debt expense was $157,000 in the first six months of 1997 as compared to $131,000 in the first six months of 1998. Bonus accruals were $683,000 in the first six months of 1997 as compared to $1.3 million in the first six months of 1998. After adjusting for the net increase in the allowance for bad debt of $1.2 million, the $400,000 amortization of the excess of cost over fair value of net assets acquired in the first six months of 1998, as compared to no such amortization in the first six months of 1997, the $648,000 increase in bonus accruals and expenses related to the Gobuty Acquisition of $1.0 million, as compared to no such expenses in the first six months of 1997, general and administrative expenses increased by $43,000 in the first six months of 1998 as compared to the first six months of 1997, as summarized below:

                                             Six Months Ended June 30,
                                             -------------------------       Increase /
                                                  1998          1997         (Decrease)
                                             ------------    ---------       ----------

                                             10,466,000      7,116,000       3,350,000

Less:  Bad Debt Expense                         131,000        157,000         (26,000)
Allowance for Returns & Discounts             1,071,000       (203,000)      1,274,000
                                             -----------------------------------------
Allowance for Bad Debt                        1,202,000        (46,000)      1,248,000

Amortization of Goodwill                        400,000            -0-         400,000

Bonus Accruals                                1,331,000        683,000         648,000

Men's Division (Gobuty Acquisition)           1,011,000            -0-       1,011,000
                                             -----------------------------------------
                                              6,522,000      6,479,000          43,000
                                             ==========      =========       =========

Operating Income in the first six months of 1998 was $16.2 million, or 9.9% of net sales, compared to $8.5 million, or 6.7% of net sales, in the comparable prior period, an increase in operating income of 91.3% due to the factors described above. The 3.2% increase in operating income as a percentage of net sales is attributable to a 3.4% increase in gross profit margin as offset by a 0.2% increase in operating expenses.

Other Income increased from $60,000 in the first six months of 1997 to $233,000, or 0.1% of net sales, in the first six months of 1998. This increase primarily resulted from $50,000 and $0 of interest and management fee income, respectively, in the first six months of 1997 as compared to $149,000 and $54,000 of such income, respectively, in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for funds has been to finance inventory, finished goods shipments-in-transit and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital are cash flow from operations, borrowings under the Company's bank credit facilities and proceeds from its initial public offering.

     During the first six months of 1998, net cash used in operating activities was $28.9 million, which resulted primarily from net income of $10.0 million and a net increase in working capital items of $41.7 million.

     During the first six months of 1998, cash flow used in investing activities was $9.7 million which primarily consisted of $6.0 million for the Gobuty Acquisition and $3.3 million of capital expenditure commitments related to vertical integration programs, as further described below.

     In the six months ended June 30, 1998, cash flow provided by financing activities equaled $35.7 million, a result of $30.7 million of additional bank borrowings, the issuance of $1.0 million of short-term debt to fund a portion of the Gobuty Acquisition, the issuance of $2.4 million of long-term debt to fund capital expenditure commitments related to vertical integration programs and $1.6 million of proceeds from the exercise of stock options.

     The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. Dollars plus one-half to three-quarters percent per annum. As of June 30, 1998, HKSB's U.S. Dollar prime rate equaled eight and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of June 30, 1998, SCB's Hong Kong dollar prime rate equaled ten percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

     The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially reduced the volume of receivables assigned to the factor. The Company may receive an advance from NBCC of up to 90% of accounts receivable, except receivables from Lerner New York and Target Stores. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of up to $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of June 30, 1998, the prime rates equaled eight and one-half percent and the LIBOR rates equaled five and seven-tenths percent.

     The Company has an unsecured $10 million credit facility with SCB which is available for general corporate purposes. This facility is cross-defaulted to the Company's other bank credit facilities and interest on advances accrues at the rate of one and one-quarter percent over LIBOR.

     The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership. See Note 7 (Recent Acquisitions) to Notes to Financial Statements.

     The Company has financed its operations to date from its cash flow from operations, borrowings under its bank credit facilities and the proceeds from its initial public offering. The Company believes that its cash flow from operations and borrowings under its current financing facilities should be sufficient to fund its current operations for the foreseeable future.

     In late 1997, the Company commenced the vertical integration of its business. Key elements of this strategy may include (i) establishing cutting, sewing, finishing and packaging operations through the acquisition of established contractors or the construction of new facilities and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. To date, capital expenditure and working capital commitments aggregating $6.9 million and $4.5 million, respectively, have been made with respect to vertical integration programs by the Company. The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefore. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.     None.
        -----------------

ITEM 2. CHANGES IN SECURITIES.     None.
        ---------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.     None.
        -------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        The Company held its 1998 annual meeting of shareholders (the "Meeting") on May 1, 1998. At the Meeting, the Company's shareholders considered and voted upon the following matters:

        1. Election of Directors. The re-election of the following seven persons to the Board of Directors of the Company, to serve until the next annual meeting of shareholders and until their successors have been elected and qualified:

         -----------------------------------------------------------------
             Name                   For            Against         Abstain
         -----------------------------------------------------------------
         Barry S. Aved           5,991,195           ---            49,221
         Gerard Guez             5,991,110           ---            49,306
         Todd Kay                5,991,110           ---            49,306
         James R. Miller         5,988,745           ---            51,671
         Mark B. Kristof         5,991,195           ---            49,221
         Karen S. Wasserman      5,991,195           ---            49,221

         2. Ratification of 1998 Employee Incentive Awards. To ratify the grant of 1998 awards to certain executive officers pursuant to the Employee Incentive Plan.

         -----------------------------------------------------------------
                                    For            Against         Abstain
         -----------------------------------------------------------------
                                 5,915,280         114,961          10,175

         3. Ratification of the Appointment of Independent Auditor. To ratify the appointment of Ernst & Young LLP as the Company's Independent Auditors for the fiscal year ending December 31, 1998.

         -----------------------------------------------------------------
                                    For            Against         Abstain
         -----------------------------------------------------------------
                                 6,034,106           4,121           2,189


ITEM 5.  OTHER INFORMATION.     None.
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a) Exhibits: Reference is made to the Index to Exhibits on page 19 for a description of the exhibit filed as part of this Report on Form 10-Q.

         (b) Reports on Form 8-K:  None.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TARRANT APPAREL GROUP



Date:  August 5, 1998                By:   /s/ Mark B. Kristof
                                           ------------------------------
                                           Mark B. Kristof
                                           Vice President - Finance and
                                           Chief Financial Officer


                                           (Duly Authorized Officer and
                                           Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  10.59       Loan Agreement, dated as of July 1, 1998, between Tarrant Apparel Group and Standard Chartered Bank

  10.60       Partnership Interest Purchase Agreement, dated as of July 2, 1998, among Rocky Acquisition, LLC,
              Tarrant Apparel Group, Limited Direct Associates, L.P., Rocky Apparel, Inc., and Gabriel
              Manufacturing Company

  10.61       Escrow Agreement made as of July 2, 1998, by and among Tarrant Apparel Group, Gabriel Manufacturing
              Company and Rocky Apparel, Inc.

     27       Financial Summary


