Form 10-Q
period 1998-09-30
TARRANT APPAREL GROUP
filed 1998-11-06
CIK 944948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 1998

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934, for the transition period from _____________ to
     _____________

                        Commission File Number:  0-26430


                             TARRANT APPAREL GROUP
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                         95-4181026
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


                         3151 EAST WASHINGTON BOULEVARD
                         LOS ANGELES, CALIFORNIA  90023
             (Address of principal executive offices)   (Zip code)

      Registrant's telephone number, including area code:  (323) 780-8250


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X]  No  [_]


Number of shares of Common Stock of the registrant outstanding as of November 6, 1998 was 13,713,330.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX


                       PART I. FINANCIAL INFORMATION                    PAGE
                                                                        ----
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets at
        September 30, 1998 and December 31, 1997 (Audited)............   3

        Consolidated Statements of Income for the
        Three and Nine Months Ended September 30, 1998
        and September 30, 1997........................................   4

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1998 and September 30, 1997...   5

        Notes to Consolidated Financial Statements....................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................   9

                          PART II.  OTHER INFORMATION
Item 1. Legal Proceedings.............................................  17

Item 2. Changes in Securities.........................................  17

Item 3. Defaults Upon Senior Securities...............................  17

Item 4. Submission of Matters to a Vote of Security Holders...........  17

Item 5. Other Information.............................................  17

Item 6. Exhibits and Reports on Form 8-K..............................  17

        SIGNATURES....................................................  18

        INDEX TO EXHIBITS.............................................  18

                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,                DECEMBER 31,
                                                                           1998                        1997
                                                                      ---------------              ------------
                              ASSETS                                  (Unaudited)
Current assets:
 Cash and cash equivalents.........................................        $   1,866,154            $ 5,305,129
 Accounts receivable, net..........................................           63,479,037             34,078,352
 Due from officers and affiliates..................................            3,392,452              1,605,140
 Inventory.........................................................           38,730,486             23,266,196
 Temporary quota...................................................            4,860,369              2,874,382
 Prepaid expenses..................................................            2,193,163              1,203,931
 Prepaid income taxes..............................................              102,509                478,050
                                                                            ------------           ------------
   Total current assets............................................          114,624,170             68,811,180

Property and equipment, net........................................            4,562,550              2,707,257
Permanent quota, net...............................................              205,413                145,268
Other assets.......................................................            4,701,661                196,973
Excess of cost over fair value of net assets acquired, net.........           14,981,225                    ---
                                                                            ------------           ------------
    Total assets...................................................         $139,075,019           $ 71,860,678
                                                                            ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings...................................................        $  25,105,736            $ 4,287,518
 Accounts payable..................................................           21,912,003             12,549,961
 Accrued expenses..................................................           15,787,700              5,117,183
 Income taxes......................................................            2,485,338                969,115
 Deferred tax liability............................................            1,172,573                582,957
                                                                            ------------           ------------
   Total current liabilities.......................................           66,463,350             23,506,734

Long-term obligations..............................................            3,087,193                     --
                                                                            ------------           ------------
   Total liabilities...............................................           69,550,543             23,506,734
Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued                           --                     --
   and outstanding.................................................
  Common stock, no par value, 20,000,000 shares authorized;                   20,173,702             16,100,483
   13,713,330 shares (1998), 13,219,928 shares (1997), issued and outstanding.................................................
  Contributed capital..............................................            1,434,259              1,434,259
  Retained earnings................................................           47,916,515             30,819,202
                                                                            ------------           ------------
   Total shareholders' equity......................................           69,524,476             48,353,944
                                                                            ------------           ------------
   Total liabilities and shareholders' equity......................         $139,075,019           $ 71,860,678
                                                                            ============           ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                       CONSOLIDATED STATEMENTS OF INCOME


                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                                       -------------------------------            --------------------------------
                                                         1998                  1997                 1998                  1997
                                                       ------------        -----------            ------------        ------------
                                                                  (Unaudited)                                (Unaudited)
Net sales......................................        $114,948,224        $69,217,716            $279,305,521        $196,701,774
Cost of sales..................................          95,258,023         59,527,963             228,403,202         167,161,595
                                                       ------------        -----------            ------------        ------------
Gross profit...................................          19,690,201          9,689,753              50,902,319          29,540,179
Selling and distribution expenses..............           3,055,548          2,075,759               7,569,704           6,325,934
General and administrative expenses............           5,260,433          3,551,201              15,726,802          10,667,296
                                                       ------------        -----------            ------------        ------------
Income from operations.........................          11,374,220          4,062,793              27,605,813          12,546,949
Interest expense...............................            (806,288)          (389,158)             (1,677,854)         (1,147,024)
Interest income................................              88,038             59,429                 236,757             109,367
Other income...................................             438,231            253,289                 522,597             263,676
                                                       ------------        -----------            ------------        ------------
Income before provision for income taxes.......          11,094,201          3,986,353              26,687,313          11,772,968
Provision for income taxes.....................          (4,000,000)        (1,275,000)             (9,590,000)         (3,775,000)
                                                       ------------        -----------            ------------        ------------
Net income.....................................        $  7,094,201        $ 2,711,353            $ 17,097,313        $  7,997,968
                                                       ============        ===========            ============        ============

Net income per share
     Basic.....................................               $0.52              $0.21                   $1.27               $0.61
                                                       ============        ===========            ============        ============
     Diluted...................................               $0.49              $0.20                   $1.21               $0.59
                                                       ============        ===========            ============        ============

Weighted average common and common
   equivalent shares outstanding
    Basic.....................................           13,591,741         13,202,828              13,435,151          13,163,829
                                                       ============        ===========            ============        ============
    Diluted....................................          14,453,810         13,612,454              14,154,577          13,582,771
                                                       ============        ===========            ============        ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                              1998                  1997
                                                                          -------------         ------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income..........................................................       $ 17,097,313         $ 7,997,968
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Deferred tax provision............................................            589,616             380,066
  Depreciation and amortization.....................................          1,487,367             654,378
  Provision for returns and discounts...............................          1,269,277              27,126
  Changes in operating assets and liabilities:
      Accounts receivable...........................................        (26,994,040)          8,684,062
      Due from affiliates and officers..............................         (1,787,312)         (2,226,750)
      Inventory.....................................................         (7,715,618)         (9,649,110)
      Temporary quota...............................................         (1,985,987)         (4,207,890)
      Prepaid expenses..............................................           (924,048)           (377,784)
      Prepaid income taxes..........................................            375,541             990,771
      Accounts payable..............................................          4,020,985            (193,457)
      Accrued expenses..............................................          9,643,947           1,895,665
      Income taxes payable..........................................          1,516,223           1,049,105
                                                                            -----------         -----------
        Net cash (used in) provided by operating activities.........         (3,406,736)          5,024,150
                                                                            -----------         -----------
INVESTING ACTIVITIES
Purchase of fixed assets............................................           (335,009)           (573,690)
Acquisition of MGI..................................................         (6,058,685)                ---
Acquisition of Rocky, net of cash...................................         (7,969,453)                ---
Purchase of permanent quota.........................................           (151,581)           (129,205)
Increase in other assets............................................         (4,479,127)                ---
                                                                            -----------         -----------
        Net cash used in investing activities.......................        (18,993,855)           (702,895)
                                                                            -----------         -----------
FINANCING ACTIVITIES
Bank borrowings, net................................................         17,364,577          (1,180,675)
Payment of long-term debt...........................................         (1,126,180)                ---
Exercise of stock options including related tax benefit.............          2,723,219             521,894
                                                                            -----------         -----------
        Net cash provided by (used in) financing activities.........         18,961,616            (658,781)
                                                                            -----------         -----------
(Decrease) increase in cash and cash equivalents....................         (3,438,975)          3,662,474

Cash and cash equivalents at beginning of period....................          5,305,129           1,120,456
                                                                            -----------         -----------
Cash and cash equivalents at end of period..........................        $ 1,866,154         $ 4,782,930
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

   Foreign currency gains and losses resulting from translation of assets and liabilities are included in the statements of income. Historically, such gains and losses have been immaterial. At September 30, 1998, the Hong Kong subsidiaries had shareholders' equity of $35.3 million and an intercompany receivable due from Tarrant Apparel Group of $35.1 million.

                             TARRANT APPAREL GROUP

                                  (UNAUDITED)
3. RECENT ACQUISITIONS

   On July 2, 1998, the Company purchased the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership ("Rocky"). Rocky operates manufacturing facilities in Mississippi and sources in Mexico. The purchase price consisted of $7,500,000 in cash and 80,890 shares of common stock of the Company, paid on closing. The purchase price was subsequently reduced by $122,000 based on an equal amount of negative net equity of Rocky at closing. In addition, the Company was required to repay $3.4 million of debt to one of the sellers on closing and to guarantee the bank indebtedness of Rocky in the amount of $5.0 million. The Company was granted a security interest in the 80,890 shares to secure the performance of obligations under the purchase agreement, including, without limitation, the indemnification obligations. This transaction has been accounted for as a purchase and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The operations of Rocky have been included with those of the Company commencing on July 1, 1998.

   Rocky designs, develops and contracts for the manufacture of men's, womens and childrens denim apparel, for Abercrombie & Fitch, Limited Stores, Express and Structure. The purchase price was financed by the Company from a new credit facility and cash flow from operations. For a description of such credit facility, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   In connection with this acquisition, Rocky extended the term of an existing employment agreement with Gabriel Zeitouni, the President and a former principal owner of Rocky. Under this employment agreement, Mr.Zeitouni will continue to be employed as the President of Rocky for a term ending on December 31, 2002, unless extended by the mutual agreement of the Company and Mr.Zeitouni, will be paid a base salary which increases from $350,000 for 1998 to $450,000 for 2002 and will receive cash bonuses based upon certain performance criteria. Also, Mr. Zeitouni was awarded a stock option for 75,000 shares of the Company's common stock which vests periodically through December 31, 2002. In the event the Company terminates his employment without cause, Mr.Zeitouni shall be entitled to receive (i)a lump sum payment equal to his base salary for the shorter of the balance of the term or two years and (ii)accrued bonus, if any, through the date of termination. In the event the Company terminates Mr.Zeitouni's employment with cause, the Company is obligated to pay the compensation required by the agreement only through the date of termination. In addition, Mr.Zeitouni has agreed not to compete with the Company during the two years following the termination of his employment for cause.

   On February 23, 1998, the Company purchased certain assets of MGI International Limited, a Turks and Caicos corporation. The assets purchased consist primarily of pending orders and related inventory. The purchase price consisted of (i) $5,050,000, together with an amount equal to seller's cost of the inventory purchased, paid in cash on closing, (ii) $500,000 paid on July
21, 1998, together with interest at 7% per annum, and (iii) 2% of the net sales of goods booked by the Company's newly formed Men's Division for delivery during 1999, provided the orders accepted for delivery in 1999 on March 1, 1999 meet specified gross profit and gross profit margin requirements.

   On February 23, 1998, the Company also purchased certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI USA"). The assets purchased consist primarily of pending orders and related inventory. The purchase price consisted of (i) $1,000,000, together with an amount equal to seller's cost of the inventory purchased, paid in cash on closing and (ii) $500,000 paid on July 21, 1998, together with interest at 7% per annum.

   MGI International Limited and MGI USA ("MGI") each designs, develops and contracts for the manufacture of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), for national chain department stores, including J.C. Penney and Goody's. The purchase price was financed by the Company from its cash flow from operations. This transaction has been accounted for as a purchase and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over five years. The operations of MGI have been included with those of the Company commencing on February 23, 1998.

4.  STOCK SPLIT

   On April 27, 1998, the Company announced a two-for-one stock split effective on May 8, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

                             TARRANT APPAREL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


5.   ACCOUNTS RECEIVABLE

   Accounts receivable consists of the following:

                                                               SEPTEMBER 30,              DECEMBER 31,
                                                                   1998                       1997
                                                               --------------            -------------
       U.S. trade accounts receivable.......................     $52,441,475               $13,411,719
       Foreign trade accounts receivable....................      16,958,970                 9,466,193
       Due (to) from factor.................................      (4,182,676)               12,028,633
       Other receivables....................................       1,086,357                   727,619
       Allowance for returns and discounts..................      (2,825,089)               (1,555,812)
                                                                 -----------               -----------
                                                                 $63,479,037               $34,078,352
                                                                 ===========               ===========

       Due (to) from factor consists of $5.5 million and $23.8 million of unmatured accounts receivable assigned to the factor, less $9.7 million and $11.8 million of advances received from the factor, at September 30, 1998 and December 31, 1997, respectively. Effective January 1, 1998, the Company substantially reduced the volume of receivables assigned to the factor.

6. INVENTORY

   Inventory consists of the following:

                                                               SEPTEMBER 30,              DECEMBER 31,
                                                                   1998                       1997
                                                               --------------            -------------
       Raw materials
            Fabric and trim accessories.....................   $ 8,900,084               $4,022,298
            Raw cotton......................................     3,479,051                       --
       Work-in-process......................................    12,027,471                4,315,703
       Finished goods shipments-in-transit..................     3,407,530                5,655,461
       Finished goods.......................................    10,916,350                9,272,734
                                                               -----------              -----------
                                                               $38,730,486              $23,266,196
                                                               ===========              ===========

7.  BANK BORROWINGS

    Bank borrowings consist of the following:

                                                               SEPTEMBER 30,              DECEMBER 31,
                                                                   1998                       1997
                                                               --------------            -------------
       Import trade bills payable...........................    $ 10,472,815              $ 4,287,518
       Other Hong Kong credit facilities....................         314,719                       --
       United States credit facilities......................      14,318,202                       --
                                                                ------------              -----------
                                                                $ 25,105,736              $ 4,287,518
                                                                ============              ===========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

GENERAL

   The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel, for women, men and children under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, mass merchandisers, Abercrombie & Fitch and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

   The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the third quarter of 1997, the Company has substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of commodity products. The Company believes that additional costs and inefficiencies that may occur as a result of this strategy will, over time, be offset by the benefits of lower cost production and greater control over the quality and reliability of its products.

     The Company is currently negotiating the acquisition of an established denim mill located in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. The Company anticipates that the purchase price for such mill will be approximately $100 million, consisting of approximately $50 million of the Company's Common Stock and approximately $50 million in notes or a combination of cash and notes.

     In addition, the Company is negotiating a contract to acquire a turn-key facility being constructed in Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is expected to have an annual capacity of approximately 18 million meters of twill and will also house cutting, washing, finishing, packing and shipping activities as well as a distribution center. Construction of this facility commenced in the third quarter of 1998, and it is anticipated that the Company will take possession of this facility in the year 2000. The Company anticipates that the cost of such facility will be approximately $35 million, of which approximately $15 million may be financed on a long-term basis by certain equipment suppliers.

     The Company currently anticipates that net sales of products sourced in Mexico will exceed $100 million in 1998.

   On July 2, 1998, the Company acquired Rocky Apparel, L.P. which designs, contracts for the manufacture of and sells private label apparel for men and women to national retailers, including Abercombie & Fitch and three divisions of The Limited. See "Note 3 to Notes to Consolidated Financial Statements--Recent Acquisitions."

   On February 23, 1998, the Company acquired certain assets of Marshall Gobuty International U.S.A., Inc. and MGI International Limited ("MGI"), which design, contract for the manufacture of and sell private label apparel for men and boys to national retailers, including J.C. Penney. See Note 3 to Notes to Consolidated Financial Statements--Recent Acquisitions."

FACTORS THAT MAY AFFECT FUTURE RESULTS

   This Report on Form 10-Q contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

     Vertical Integration. In late 1997, the Company commenced the vertical integration of a portion of its business. Key elements of this strategy may include (i) establishing cutting, sewing, washing, finishing, packing, shipping or distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. The Company has no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping activities upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "--Foreign Manufacturing."

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

   Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Express, Structure and Lane Bryant) accounted for approximately 65% of the Company's net sales in the first nine months of 1998 and approximately 70% of the Company's net sales in 1997. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

   Foreign Manufacturing. Approximately 85% of the Company's products were imported in 1997. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                          THREE MONTHS                                 NINE MONTHS
                                                        ENDED SEPTEMBER 30,                          ENDED SEPTEMBER 30,
                                                    ----------------------------                 ----------------------------
                                                       1998             1997                         1998            1997
                                                    -----------      -----------                 ------------     -----------
Net sales.......................................     100.0%             100.0%                      100.0%           100.0%
Cost of sales...................................      82.9               86.0                        81.8             85.0
                                                     ------             ------                      ------           ------
Gross profit....................................      17.1               14.0                        18.2             15.0
Selling and distribution expenses...............       2.7                3.0                         2.7              3.2
General and administration expenses *...........       4.5                5.1                         5.6              5.4
                                                     ------             ------                      ------           ------
Income from operations..........................       9.9                5.9                         9.9              6.4
Interest expense................................      (0.7)              (0.6)                       (0.6)            (0.6)
Other income....................................       0.5                0.5                         0.3              0.2
                                                     ------             ------                      ------           ------
Income before income taxes......................       9.7                5.8                         9.6              6.0
Income taxes....................................      (3.5)              (1.9)                       (3.5)            (1.9)
                                                     ------             ------                      ------           ------
Net income......................................       6.2%               3.9%                        6.1%             4.1%
                                                     ======             ======                      ======           ======

  * Includes amortization of excess of cost over fair value of net assets acquired.

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

Net Sales increased by $45.7 million, or 66.1%, from $69.2 million in the third quarter of 1997 to $114.9 million in the third quarter of 1998. The increase in net sales included an aggregate increase in sales (excluding Rocky) of $19.4 million to divisions of The Limited, primarily as a result of an increased volume of unit sales, and $29.5 million as a result of the MGI and Rocky Acquisitions, as offset by a $4.9 million decrease to mass merchandisers. Excluding acquisitions, sales increased by $16.2 million, or 23.4% over the same period last year. Overall, sales to divisions of The Limited in the third quarter of 1998 amounted to 63.5% of total net sales, as compared to 65.4% in the comparable prior period, whereas sales to mass merchandisers were 11.4% of total net sales as compared to 26.0% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the third quarter of 1998 was $19.7 million, or 17.1% of net sales, compared to $9.7 million, or 14.0% of net sales, in the comparable prior period, an increase in gross profit of 103.2%. The 3.1% increase in the gross profit margin included benefits of 2.0% from a reduction in returns and inventory markdown, 0.4% from domestic production of the Men's Division and 0.5% from a reduction of direct costs attributable to production as a percentage of net sales.

Selling and Distribution Expenses were $3.1 million in the third quarter of 1998 and $2.1 million in the third quarter of 1997. As a percentage of net sales, these expenses decreased from 3.0% in the third quarter of 1997 to 2.7% in the third quarter of 1998. After adjusting for expenses related to the operations of MGI and Rocky of $949,000, as compared to no such expenses in the third quarter of 1997, selling and distribution expenses increased by $31,000 in the third quarter of 1998 as compared to the third quarter of 1997.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $3.6 million in the third quarter of 1997 to $5.3 million in the third quarter of 1998. As a percentage of net sales, these expenses decreased from 5.1% in the third quarter of 1997 to 4.5% in the third quarter of 1998. This percentage decrease included a decrease in the allowance for bad debt, as offset by increases in amortization of the excess of cost over fair value of net assets acquired, bonus accruals and expenses related to the operations of MGI and Rocky. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The increase in the allowance for returns and discounts during the third quarter of 1997 was $189,000, or 0.3% of net sales, compared to a decrease in such allowance of $230,000, or 0.2% of net sales, during the third quarter of 1998. The most significant portions of the decrease in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. Bad debt expense was $48,000 in the third quarter of 1997 as compared to a recovery of $52,000 in the third quarter of 1998. Bonus accruals were $0 in the third quarter of 1997 as compared to $706,000 in the third quarter of 1998. After adjusting for the net decrease in the allowance for bad debt of $519,000, the $470,000 amortization of the excess of cost over fair value of net assets acquired in the third quarter of 1998, as compared to no such amortization in the third quarter of 1997, the $706,000 increase in bonus accruals and expenses related to the operations of MGI and Rocky of $870,000 in the third quarter of 1998 as compared to no such expenses in the third quarter of 1997, general and administrative expenses increased by $182,000 in the third quarter of 1998 as compared to the third quarter of 1997, as summarized below:

                                                Quarter Ended September 30,
                                               -----------------------------        Increase/
                                                   1998              1997           (Decrease)
                                               ------------     ------------      ------------
                                                $5,260,000        $3,551,000        $1,709,000

Less:  Bad Debt Expense                            (52,000)           48,000          (100,000)
       Allowance for Returns & Discounts          (230,000)          189,000          (419,000)
                                                ----------        ----------        ----------
       Allowance for Bad Debt                     (282,000)          237,000          (519,000)
       Amortization of Goodwill                    470,000               -0-           470,000
       Bonus Accruals                              706,000               -0-           706,000
       MGI and Rocky Operations                    870,000               -0-           870,000
                                                ----------        ----------        ----------
                                                $3,496,000        $3,314,000        $  182,000
                                                ==========        ==========        ==========

Operating Income in the third quarter of 1998 was $11.4 million, or 9.9% of net sales, compared to $4.1 million, or 5.9% of net sales, in the comparable prior period, an increase in operating income of 180.0% due to the factors described above. The 4.0% improvement in operating income as a percentage of net sales is attributable to a 3.1% increase in gross profit margin and a 1.3% decrease in operating expenses as offset by a 0.4% increase in the amortization of the excess of cost over fair value of net assets acquired.

Other Income increased from $313,000, or 0.5% of net sales, in the third quarter of 1997, to $526,000, or 0.5% of net sales, in the third quarter of 1998. The increase primarily resulted from an increase in management fee income from $0 in the third quarter of 1997 to $377,000 in the third quarter of 1998 as offset by the realization of a $275,000 gain on the sale of securities in the third quarter of 1997 as compared to no such gain in the third quarter of 1998.

FIRST NINE MONTHS 1998 COMPARED TO FIRST NINE MONTHS 1997

Net Sales increased by $82.6 million, or 42.0%, from $196.7 million in the first nine months of 1997 to $279.3 million in the first nine months of 1998. The increase in net sales included an aggregate increase in sales (excluding Rocky) of $34.7 million to divisions of The Limited, $0.8 million to mass merchandisers, primarily as a result of an increased volume of unit sales, and $50.5 million as a result of the MGI and Rocky Acquisitions. Excluding acquisitions, sales increased by $32.1 million, or 16.3% over the same period last year. Overall, sales to divisions of The Limited in the first nine months of 1998 amounted to 63.3% of total net sales, as compared to 68.1% in the comparable prior period, whereas aggregate sales to mass merchandisers were 17.3% of total net sales as compared to 24.2% in the same period last year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first nine months of 1998 was $50.9 million, or 18.2% of net sales, compared to $29.5 million, or 15.0% of net sales, in the comparable prior period, an increase in gross profit of 72.3%. The 3.2% increase in the gross profit margin included benefits of 1.8% from a reduction in returns and inventory markdown, 0.4% from domestic production of the Men's Division and 0.4% from a reduction of direct costs attributable to production as a percentage of net sales.

Selling and Distribution Expenses increased from $6.3 million in the first nine months of 1997 to $7.6 million in the first nine months of 1998. As a percentage of net sales, these expenses decreased from 3.2% in the first nine months of 1997 to 2.7% in the first nine months of 1998. After adjusting for expenses related to the operations of MGI and Rocky of $1.6 million, as compared to no such expenses in the first nine months of 1997, selling and distribution expenses decreased by $343,000 in the first nine months of 1998 as compared to the first nine months of 1997.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $10.7 million in the first nine months of 1997 to $15.7 million in the first nine months of 1998. As a percentage of net sales, these expenses increased from 5.4% in the first nine months of 1997 to 5.6% in the first nine months of 1998. This percentage increase included increases in the allowance for bad debt, amortization of the excess of cost over fair value of net assets acquired, bonus accruals and expenses related to the operations of MGI and Rocky. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The increase in the allowance for returns and discounts during the first nine months of 1997 was $191,000, or 0.1% of net sales, compared to an increase in such allowance of $841,000 or 0.3% of net sales, during the first nine months of 1998. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. Bad debt expense was $205,000 in the first nine months of 1997 as compared to $79,000 in the first nine months of 1998. Bonus accruals were $783,000 in the first nine months of 1997 as compared to $2.1 million in the first nine months of 1998. After adjusting for the net increase in the allowance for bad debt of $524,000, the $870,000 amortization of the excess of cost over fair value of net assets acquired in the first nine months of 1998, as compared to no such amortization in the first six months of 1997, the $1.3 million increase in bonus accruals and expenses related to the operations of MGI and Rocky of $1.9 million, as compared to no such expenses in the first nine months of 1997, general and administrative expenses increased by $457,000 in the first nine months of 1998 as compared to the first nine months of 1997, as summarized below:

                                                Nine Months Ended September 30,
                                                -------------------------------   Increase/
                                                     1998             1997        (Decrease)
                                                --------------   --------------   -----------

                                                   $15,727,000      $10,667,000   $5,060,000

  Less:  Bad Debt Expense                               79,000          205,000     (126,000)
         Allowance for Returns & Discounts             841,000          191,000      650,000
                                                   -----------      -----------   ----------
         Allowance for Bad Debt                        920,000          396,000      524,000
         Amortization of Goodwill                      870,000              -0-      870,000
         Bonus Accruals                              2,132,000          783,000    1,349,000
         MGI and Rocky Operations                    1,860,000              -0-    1,860,000
                                                   -----------      -----------   ----------
                                                   $ 9,945,000      $ 9,488,000   $  457,000
                                                   ===========      ===========   ==========

Operating Income in the first nine months of 1998 was $27.6 million, or 9.9% of net sales, compared to $12.5 million, or 6.4% of net sales, in the comparable prior period, an increase in operating income of 120.0% due to the factors described above. The 3.5% increase in operating income as a percentage of net sales is attributable to a 3.2% increase in gross profit margin and a 0.6% decrease in operating expenses as offset by a 0.3% increase in the amortization of the excess of cost over fair value of net assets acquired.

Other Income increased from $373,000, or 0.2% of net sales, in the first nine months of 1997 to $759,000, or 0.3% of net sales, in the first nine months of 1998. This increase primarily resulted from $109,000 and $0 of interest and management fee income, respectively, in the first nine months of 1997, which also included a $275,000 gain on the sale of stock, as compared to $237,000 and $431,000 of such income, respectively, in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary need for funds has been to finance acquisitions, inventory, finished goods shipments-in-transit and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital are cash flow from operations, borrowings under the Company's bank credit facilities, issuance of long-term debt, proceeds from exercise of stock options and proceeds from its initial public offering.

   During the first nine months of 1998, net cash used in operating activities was $3.4 million, which resulted primarily from net income of $17.1 million and a net increase in working capital items of $23.9 million. In this period, cash flow used in investing activities was $19.0 million which primarily consisted of $13.8 million for the MGI and Rocky Acquisitions and $3.1 million of capital expenditure commitments related to vertical integration programs while cash flow provided by financing activities equaled $19.0 million, a result of $17.4 million of additional bank borrowings, the payment of $1.1 million of long-term debt and $2.7 million of proceeds from the exercise of stock options.

   The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. Dollars plus one-half to three-quarters percent per annum. As of September 30, 1998, HKSB's U.S. Dollar prime rate equaled eight and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of September 30, 1998, SCB's Hong Kong dollar prime rate equaled ten percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

   The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially reduced the volume of receivables assigned to the factor. The Company may receive an advance from NBCC of up to 90% of accounts receivable, except receivables from Lerner New York and Target Stores. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York and Target Stores plus an over-advance of up to $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of September 30, 1998, the prime rates equaled eight and one-half percent and the LIBOR rates equaled five and six-tenths percent.

   The Company has an unsecured $10 million credit facility with SCB which is available for general corporate purposes. This facility is cross-defaulted to the Company's other bank credit facilities and interest on advances accrues at the rate of one and one-quarter percent over LIBOR.

   The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership. See "Note 3 to Notes to Consolidated Financial Statements -- Recent Acquisitions."

   The Company has financed its operations to date from its cash flow from operations, borrowings under its bank credit facilities and the proceeds from its initial public offering. The Company believes that its cash flow from operations and borrowings under its current financing facilities should be sufficient to fund its existing operations for the foreseeable future.

     The Company has commenced a capital investment program under which it currently anticipates investing approximately $135 million in the acquisition of a denim mill and the construction of a facility which will produce twill and house cutting, washing, finishing, packing and shipping activities and a distribution center in Puebla, Mexico. See "--General." The Company may seek to finance this and future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities and long-term financing provided by the sellers of such facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditure and working capital commitments aggregating $9.1 million and $3.5 million, respectively, have been made with respect to vertical integration programs by the Company. The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefore. There can be no assurance that such financing, if and when required, will be available on terms acceptable to the Company, or at all.

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

ITEM 2.  CHANGES IN SECURITIES.     None.
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.     None.
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.      None.
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION.
         -----------------

         The proxy materials for the 1998 annual meeting of stockholders held on May 1, 1998 were mailed to stockholders of the Company on March 20, 1998. Stockholder proposals to be presented at the 1999 annual meeting of stockholders must be received at the Company's executive offices at 3151 East Washington Boulevard, Los Angeles, California, 90023, addressed to the attention of the Corporate Secretary by November 20, 1998, in order to be considered for inclusion in the proxy materials relating to such meeting. Recently, the Securities and Exchange Commission amended its rule governing a company's ability to use discretionary proxy authority with respect to stockholder proposals which were not submitted by the stockholders in time to be included in the proxy statement. As a result of that rule change, in the event a stockholder proposal is not submitted to the Company prior to February 3, 1999, the proxies solicited by the Board of Directors for the 1999 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 1999 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a) Exhibits:  None.

         (b) Reports on Form 8-K:  None.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TARRANT APPAREL GROUP



Date:  November 6, 1998          By:   /s/ Mark B. Kristof
                                     ------------------------------
                                 Mark B. Kristof
                                 Vice President - Finance and
                                 Chief Financial Officer


                                 (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------




EXHIBIT
NUMBER            DESCRIPTION
------            -----------
      27          Financial Data Schedule

