Form 10-K405
period 1998-12-31
TARRANT APPAREL GROUP
filed 1999-03-09
CIK 944948

     As filed with the Securities and Exchange Commission on March 9, 1999

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

                  For the fiscal year ended December 31, 1998
                                      or

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

     (Registrant's telephone number, including area code): (323) 780-8250

       Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $241,700,000, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of March 1, 1999: 13,836,955.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 Item 1.  BUSINESS.......................................................     3
          General........................................................     3
          Business Strategy..............................................     4
          Acquisitions...................................................     5
          Vertical Integration...........................................     6
          Products.......................................................     7
          Customers......................................................     7
          Design, Merchandising and Sales................................     8
          Sourcing.......................................................     9
          Backlog........................................................    11
          Import Restrictions............................................    12
          Competition....................................................    13
          Employees......................................................    13

 Item 2.  PROPERTIES.....................................................    14

 Item 3.  LEGAL PROCEEDINGS..............................................    14

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    14

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................    15
          NASDAQ Listing.................................................    15
          Dividend Policy................................................    15
          Stock Split....................................................    15

 Item 6.  SELECTED FINANCIAL DATA........................................    16

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    17
          General........................................................    17
          Factors That May Affect Future Results.........................    17
          Results of Operations..........................................    21
          Quarterly Results of Operations................................    23
          Liquidity and Capital Resources................................    23

 Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    25

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    25

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    25

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS...............................    26

 Item 11. EXECUTIVE COMPENSATION.........................................    26

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    26

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    26

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
          K..............................................................    27

                                    PART I

Item 1. BUSINESS

General

  This 1998 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile and apparel markets, raw materials and other costs, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein.

  Tarrant Apparel Group (the "Company"), a leading provider of private label casual apparel, primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel for women, men and children, under private label. In 1998, management responsibilities were divided between two operating divisions, one responsible for the production of "fashion" garments and the other for "basic" garments. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and built a private label business which during 1998 served over 20 customers. The Company's current products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. See "Business--Products" and "--Customers."

  Over the past five years, the Company has achieved a compound annual growth rate in net sales of approximately 20% from $177.1 million in 1994 to $378.2 million in 1998. Pre-tax income has risen approximately 50% on a compound annual basis, from $7.6 million in 1994 to $37.1 million in 1998.

  The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the second quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico was $103.7 million in 1998.

  On February 22, 1999, the Company agreed to acquire a denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. The purchase price for such mill will consist of $22 million in cash payable on May 6, 1999 and two million shares of the Common Stock of the Company. The Company anticipates that this acquisition will be consummated on or about April 1, 1999. See "--Vertical Integration" and "Note 16 to Notes to Consolidated Financial Statements--Subsequent Events--Acquisitions."

  On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed near Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities. Construction of this facility commenced in the third quarter of 1998, and it is anticipated that the Company will take possession of this facility by the year 2000. The Company anticipates that the cost of this facility will be approximately $75 million. See "--Vertical Integration" and "Note 16 to Notes to Consolidated Financial Statements-- Subsequent Events--Acquisitions."

  The Company has no previous history of owning and operating fabric production facilities and has purchased textile raw materials from third party sources in the past.

  On July 2, 1998, the Company acquired Rocky Apparel, L.P. ("Rocky") which designs, contracts for the manufacture of and sells private label apparel for men and women to national retailers, including Abercrombie

& Fitch and three divisions of The Limited, Inc. ("The Limited"). See "-- Acquisitions" and "Note 5 to Notes to Consolidated Financial Statements-- Acquisitions."

  On February 23, 1998, the Company acquired certain assets of Marshall Gobuty International U.S.A., Inc. and MGI International Limited (collectively, "MGI") which design, contract for the manufacture of and sell private label apparel for men and boys to national retailers, including J.C. Penney. See "-- Acquisitions" and "Note 5 to Notes to Consolidated Financial Statements-- Acquisitions."

Business Strategy

  Management believes that the following trends currently are shaping apparel retailing and manufacturing:

  . The increasing acceptance of casual apparel in the workplace and emphasis on a casual, active lifestyle has increased the demand for casual, moderately-priced, private label products.

  . Consolidation among apparel retailers has increased their ability to demand value-added services from apparel manufacturers, including fashion expertise, rapid sourcing, just-in-time delivery and favorable pricing.

  . A decline in brand loyalty and increased competition among retailers due to consolidation have resulted in an increased demand for private label apparel which generally offers retailers higher margins and permits them to differentiate their products.

  . The North American Free Trade Agreement ("NAFTA") has reduced many trade barriers that previously limited apparel production in Mexico. Because of competitive labor costs and shorter transportation distances, Mexico represents a cost efficient and timely alternative for certain types of apparel production.

  . The current fashion cycle has increased the demand for apparel manufacturers who have demonstrated their ability to rapidly identify changes in fashion trends.

  The Company's strategy to take advantage of these trends to become a principal value-added supplier of casual, moderately-priced, private label apparel includes the following key elements:

  . The Company believes that it has established a reputation with its customers as a fashion resource--a manufacturer that is capable of designing and producing a broad range of quality merchandise and reacting rapidly to changing fashion trends.

  . The Company has developed a diversified network of international contract manufacturers and fabric suppliers which enables the Company to accept orders of varying size and delivery schedules and to produce a broad range of garments at varying prices depending upon lead time and other requirements of the customer.

  . The Company seeks to develop an in-depth understanding of the fashion and pricing strategies of its customers and to support those strategies with its design expertise, sample-making capability and ability to assist customers in market-testing designs by the rapid production of small, "test order" quantities of products.

  . The Company has commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that this strategy will increase its production capacity, increase its control over the production process, lower costs and shorten lead times.

  . The Company's size, access to public capital and ability to use its stock as currency in acquisitions provides the Company flexibility not afforded to other, smaller private label manufacturers.

  The Company believes that by employing these strategies it can attract new customers and increase sales to existing customers.

Acquisitions

 Rocky

  On July 2, 1998, the Company purchased the partnership interests of Rocky Apparel, L.P., a Delaware limited partnership ("Rocky"). Rocky operates manufacturing facilities in Mississippi and also sources garments in Mexico. The purchase price consisted of $7.4 million in cash and 81,000 shares of the Common Stock of the Company, valued at $1.4 million, paid on closing. In addition, the Company was required to repay $3.4 million of debt to one of the sellers on closing and to guarantee the bank indebtedness of Rocky in the amount of $5.0 million. The Company was granted a security interest in the 81,000 shares to secure the performance of obligations under the purchase agreement, including, without limitation, the indemnification obligations. This transaction has been accounted for as a purchase, and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The operations of Rocky have been included with those of the Company commencing on July 1, 1998.

  Rocky designs, develops and contracts for the manufacture of men's, women's and children's denim apparel, for Abercrombie & Fitch, Limited Stores, Express and Structure. The purchase price was financed by the Company from a new credit facility and cash flow from operations. For a description of such credit facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  In connection with this acquisition, Rocky extended the term of an existing employment agreement with Gabriel Zeitouni, the President and a former principal owner of Rocky. Under this employment agreement, Mr. Zeitouni will continue to be employed as the President of Rocky for a term ending on December 31, 2002, unless extended by the mutual agreement of the Company and Mr. Zeitouni, will be paid a base salary which increases from $350,000 for 1998 to $450,000 for 2002 and will receive cash bonuses based upon certain performance criteria. Also, Mr. Zeitouni was awarded a stock option for 75,000 shares of the Company's Common Stock which vests periodically through December 31, 2002 subject to certain performance criteria. In the event the Company terminates his employment without cause, Mr. Zeitouni shall be entitled to receive (i) a lump sum payment equal to his base salary for the shorter of the balance of the term or two years and (ii) accrued bonus, if any, through the date of termination. In the event the Company terminates Mr. Zeitouni's employment with cause, the Company is obligated to pay the compensation required by the agreement only through the date of termination. In addition, Mr. Zeitouni has agreed not to compete with the Company during the two years following the termination of his employment for cause.

 MGI

  On February 23, 1998, the Company purchased certain assets of MGI International Limited, a Turks and Caicos corporation. The assets purchased consisted primarily of inventory. The purchase price consisted of (i) $4.6 million, together with an amount equal to the seller's cost of the inventory purchased, paid in cash on closing and (ii) $500,000 paid on July 21, 1998, together with interest at 7% per annum.

  On February 23, 1998, the Company also purchased certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI USA"). The assets purchased consisted primarily of inventory. The purchase price consisted of (i) $500,000, together with an amount equal to the seller's cost of the inventory purchased, paid in cash on closing and (ii) $500,000 paid on July 21, 1998, together with interest at 7% per annum.

  MGI International Limited and MGI USA (collectively, "MGI") each designs, develops and contracts for the manufacture of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), for national chain department stores, including J.C. Penney and Goody's. The purchase price was financed by the Company from its cash flow from operations. This transaction has been accounted for as a purchase and the purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over five years. The operations of MGI have been included with those of the Company commencing on February 23, 1998.

Vertical Integration

 Acquisition of Denim Mill

  On February 22, 1999, the Company agreed to purchase certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters. The purchase price will consist of $22 million in cash payable on May 6, 1999 and two million shares (the "Shares") of the Company's Common Stock. The Shares will be distributed to the sellers in three equal installments on the first three anniversary dates of the closing date; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and (ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the Shares. Closing is anticipated to occur on or about April 1, 1999.

  The Company also will assume the obligations of the sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs (including, but not limited to, salaries and benefits) arising before the closing date or as a result of this acquisition.

  The Company has entered into a three-year employment agreement with Mr. Nacif, the principal shareholder of the sellers, pursuant to which Mr. Nacif shall be entitled to receive (i) an annual base salary of $1 million, subject to such periodic increases, if any, as the Company may deem to be appropriate,
(ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and (iv) the right (the "Option") for ten years to purchase up to 500,000 shares of the Company's Common Stock at an exercise price equal to the average closing price for the ten trading days prior to the closing date. The Option will vest in three equal installments on the first three anniversary dates of the closing date and will terminate upon the termination of Mr. Nacif's employment by the Company; provided, however, that (i) the vesting of any installment shall be deferred to the date ten business days before the stated expiration date in the event the operating income of the Company's Mexican operations does not reach certain levels, and (ii) if such termination of employment results from Mr. Nacif's death or permanent disability, any vested portion shall terminate on the earlier of the stated expiration date or the first anniversary of such termination of employment. In the event the Company terminates Mr. Nacif's employment without cause (as defined) the Company shall remain obligated to pay Mr. Nacif an amount equal to his base salary for the remainder of the stated term. In the event Mr. Nacif's employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to Mr. Nacif, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination.

 Acquisition of Twill Mill and Production Facility

  On December 2, 1998, the Company contracted with an affiliate of Mr. Nacif for the construction of a turn-key facility near Puebla, Mexico for the production of twill fabric which will also house ancillary facilities. The purchase price of the facility shall be the sum of (i) the cost of construction and equipment installed, which cost will not include operating expenses, estimated to be approximately $47 million, and (ii) a promissory note of the Company (the "Note") in the principal amount of $28 million.

  The principal balance of the Note will be payable on the third anniversary date of the closing date, and interest on the unpaid principal balance from time to time outstanding will be payable semi-annually in arrears on each June 30 and December 31 at the rate of 7% per annum. Payment under the Note will be subject to the right of the Company to set off any amount payable by (i) the developer to the Company under the facility development agreement, including, but not limited to, any amount payable under the indemnification provisions of the facility development agreement upon the breach by the developer of any representations, warranties or agreements contained in the facility development agreement, or (ii) the sellers of the denim mill assets under the asset purchase agreement, including, but not limited to, any amount payable under the indemnification provisions of such agreement.

Products

  In 1988, the Company received its first orders for private label women's denim jeans from Express, a division of The Limited. While women's jeans have historically been, and continue to be, the Company's principal product, in recent years the Company has expanded its sales of moderately-priced, women's apparel to include casual, denim and non-denim woven tops and bottoms and has commenced the sale of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), as a result of the acquisition of MGI on February 23, 1998. The Company's women's apparel products currently include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $3.00 to over $25.00 per garment.

  Over the past three years, approximately fifty percent of net sales were derived from the sale of pants and jeans, approximately fifteen percent from the sale of shorts and approximately ten percent from the sale of shirts. The balance of net sales consisted of sales of dresses, jackets, leggings and other products.

  The Company, in the ordinary course of its business, regularly evaluates new markets and potential acquisitions and believes that numerous opportunities exist due, in part, to the adverse effect on the earnings of many apparel companies of the recent decline in retail sales generally. Such opportunities could include transactions involving acquisitions or brand affiliations. Although the Company currently is evaluating several acquisitions, there are no existing commitments with respect to any acquisition or affiliation, except as described under "Business--Acquisitions" and "Vertical Integration."

Customers

  For the year ended December 31, 1998, affiliated stores owned by The Limited, including Express, Lerner New York, Limited Stores, Structure and Lane Bryant, accounted for approximately two-thirds of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in 1998. In the same period, virtually all of the Company's sales were of private label apparel. The Company currently serves over 20 customers which also include Target Stores (a division of Dayton Hudson), Abercrombie & Fitch and J.C. Penney. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

  The Company generally targets only high-volume retailers that it believes could grow into major accounts. By limiting its customer base to a select group of larger accounts, the Company seeks to build stronger long-term relationships and leverage its operating costs against large bulk orders. Although the Company continues to diversify its customer base, the majority of any growth in sales is expected to come from existing customers, as they consolidate their buying power over fewer key vendors.

  On October 22, 1998, Limited Direct Associates LP, an entity 100% owned by The Limited ("LDA"), acquired one million shares of the Company's Common Stock (or approximately 7.2% of the Common Stock outstanding as of March 1, 1999) through the exercise of an option granted by Mr. Guez and Mr. Kay, the Chairman and President, respectively, of the Company, to LDA at the time of the Company's initial public offering. The option granted LDA the right to purchase 10% of the total shares of Common Stock outstanding at the time of the initial public offering, or 1,299,998 shares, at a price of $3.60 per share (as adjusted for a two-for-one stock split effective May 8, 1998). The transaction was done on a cashless basis, whereby Mr. Guez and Mr. Kay transferred ownership of one million shares to LDA and, in lieu of receiving cash, Mr. Guez and Mr. Kay retained ownership of the remaining 299,998 shares. The one million shares are subject to a lockup provision, which prohibits LDA from selling the shares until October 9, 1999. Messrs. Guez and Kay will continue to have the right to vote the shares for one year following the exercise of the option, and will also have a right of first refusal to purchase such shares, subject to certain exceptions.

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

  As part of the Company's merchandising strategy, the Company produces, at its own expense, one or more samples of garments embodying new designs. The Company produces samples at its facilities in Guangdong Province, China, Hong Kong and Mexico. The Chinese facility, which has 120 employees, currently furnishes a significant portion of the Company's sample requirements.

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

Sourcing

 General

  When bidding for or filling an order, the Company's international sourcing network enables it to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, the Company has manufactured its products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China and has purchased its fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, the Company has expanded its network to include suppliers and manufacturers located in a number of additional countries, including Mexico. Key elements of the Company's sourcing strategy include (i) continuing to expand its production of basic denim and twill products in Mexico through both independent contractors and the acquisition or construction of cutting, sewing and finishing facilities and
(ii) seeking to acquire or construct denim and twill weaving mills in Mexico. The following table sets forth the percent of the Company's merchandise, on the basis of the free on board cost at the supplier's plant ("FOB Basis"), by country for the periods indicated:

                                                               1996  1997  1998
                                                               ----  ----  ----
     International Sourcing
      Hong Kong and China..................................... 78.3% 60.5% 50.4%
      Other(1)................................................  7.7  13.7  10.0
     Domestic Sourcing
      United States........................................... 13.8  14.9   5.7
      Mexico and Central America..............................  0.2  10.9  33.9

----------
(1)In 1998, such countries consisted of Thailand (3.9%), Philippines (2.5%), UAE/Oman (1.8%) and Indonesia (0.8%).

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

  Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, the Company's customers require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

  In addition, as is customary in the industry, the Company does not have any long-term contracts with independent fabric suppliers. The loss of any of its major fabric suppliers could have a material adverse effect on the Company's financial condition and results of operations until alternative arrangements are secured.

 Diversified Production Network

  The Company believes that it has the ability, through its production network, to operate on production schedules with lead times as short as 30 days. Typically, the Company's specialty retail customers attempt to respond quickly to changing fashion trends and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. These retailers, including divisions of The Limited, frequently require production schedules with lead times ranging from 30 to 120 days. Although mass merchandisers, such as Target Stores, are beginning to operate on shorter lead times, they are occasionally able to estimate their needs as much as six months to one year in advance for "program" business--basic products that do not change in style significantly from season to season. The Company's ability to operate on production schedules with a wide range of lead times helps it to meet its customers' varying needs.

  By allocating an order among different manufacturers, the Company seeks to fill the high-volume orders of its customers, while meeting their delivery requirements. Upon receiving an order, the Company determines which of its suppliers and manufacturers can best fill the order and meet the customer's price, quality and delivery requirements. The Company considers, among other things, the price charged by each manufacturer and the manufacturer's available production capacity to complete the order, as well as the availability of quota for the product from various countries and the manufacturer's ability to produce goods on a timely basis subject to the customer's quality specifications. The Company's personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that the Company stagger the delivery of products over several weeks.

 International Sourcing

  The Company conducts and monitors its international sourcing operations from its offices in Hong Kong and Mexico. At January 31, 1999, the Company had approximately 180 and 125 full-time employees in Hong Kong and Mexico, respectively, many of whom have extensive knowledge about and experience with sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of the Company's senior management, including local staff, visit and inspect the facilities and operations of the Company's international suppliers and manufacturers.

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

  While the Company is in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong or China, the Company still primarily contracts with manufacturers and suppliers located primarily in Hong Kong and China, and currently expects that it will continue to do so for the foreseeable future. Any significant disruption in the Company's operations or its relationships with its manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on the Company.

  The Company commenced manufacturing basic denim and twill products through independent contractors in Mexico in the second quarter of 1997, and anticipates continuing to expand its use of manufacturing facilities in this region. The Company believes that the further diversification of its international sourcing network by increasing the use of manufacturing facilities in Mexico will (i) reduce its cost of goods, (ii) enhance the proximity of the Company's sourcing operations to the Company's customers and the Company's executive offices, thereby improving delivery times and increasing management's control, and (iii) lessen certain risks of doing business in Asia. See "--Vertical Integration."

 The Sourcing Process

  As is customary in the industry, the Company does not have any long-term contracts with its manufacturers. The Company typically contracts (on the basis of a written purchase order) with one to three manufacturers to produce a bulk order. During the manufacturing process, the Company's quality control personnel visit each factory to inspect garments when the fabric is cut, as it is being sewn and as the garment is being finished. Daily information on the status of each order is transmitted from the various manufacturing facilities to the Company's offices in Hong Kong, Mexico and Los Angeles. The Company, in turn, keeps its customers apprised, often through daily telephone calls and frequent written reports. These calls and reports include candid assessments of the progress of a customer's order, including a discussion of the difficulties, if any, that have been encountered and the Company's plans to rectify them.

  The Company often arranges on behalf of manufacturers for the purchase of fabric from a single supplier. The Company has the fabric shipped directly to the factory and invoices the factory for the fabric. Generally, the factories pay the Company for the fabric with offsets against the price of the finished goods. For its longstanding program business, the Company may purchase fabric in advance of receiving the order, but in accordance with the customer's specifications. By procuring fabric for an entire order from one source, the Company believes that production costs per garment are reduced and customer specifications as to fabric quality and color can be better controlled. The Company's primary sources of working capital are cash flow from operations and borrowings under the Company's bank credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

Backlog

  At February 23, 1999, the Company had unfilled customer orders of approximately $137 million as compared to approximately $125 million at February 23, 1998. The Company believes that all of its backlog of orders as of February 23, 1999 will be filled within the current fiscal year. Backlog is based on the Company's estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product which, in some instances, depends on the customer's demands. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from its backlog.

Import Restrictions

Quotas

  The Company imported approximately 95% of its products (on an FOB Basis) in 1998, including approximately 35% imported from Mexico. In the case of Mexico, imports are subject to special rules under the North American Free Trade Agreement ("NAFTA"), which limits certain types of apparel imports into the United States from Mexico, but not nearly to the extent that imports are restricted from countries subject to bilateral textile agreements. Most of the remaining products imported were manufactured in a foreign jurisdiction (e.g., Hong Kong and China) with which the U.S. has entered into a bilateral textile agreement that, among other restrictions, imposes specific quantitative restraints, or "quotas," on the amounts of various categories of textiles and apparel that can be imported into the U.S. from that foreign jurisdiction during a particular quota year. These bilateral textile agreements also include provisions which allow the U.S. to impose quotas on categories of textiles and apparel not previously under quota or to "charge" (i.e., impose deductions upon) the quotas for origin-related violations. Accordingly, the Company's operations are subject to the restrictions imposed by these bilateral agreements.

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

  In 1998, products imported using Hong Kong quota accounted for approximately 35% of the Company's net sales (on an FOB Basis). Under the U.S. and Hong Kong rules of origin currently in effect, the Company conducts certain, non-origin conferring manufacturing operations in China for a significant portion of the products it imports using Hong Kong quota. As part of the URAA, the U.S. implemented new rules of origin which become effective on July 1, 1996. These new rules of origin had little actual impact on the country of origin of the merchandise imported by the Company. The Company is nevertheless attempting to diversify its sourcing network to reduce reliance on Hong Kong sources, in part to minimize the potential effects of this change in the rule of origin. It is also taking steps to obtain additional quota from China in the event that these new rules of origin result in changing the origin of the products presently subject to Hong Kong quota.

 Duties and Tariffs

  Merchandise imported by the Company into the U.S. is subject to rates of duty established by U.S. statute. In general, these rates vary, depending on the type of product, from 3.0% to 34.6% of the appraised value of the product. In addition to duties, in the ordinary course of its business, the Company, from time to time, may become subject to claims by the U.S. Customs Service for penalties, liquidated damages claims and other charges relating to import activities. Similarly, from time to time, the Company may be entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

  Products imported from China into the U.S. currently receive the same preferential tariff treatment accorded goods from countries granted MFN status. China's MFN status, which is granted on an annual basis, expires in July 1999. China's MFN status has been a contentious political issue for several years because of concerns regarding labor and human rights practices, weapons proliferation, trade policies and failure to protect U.S. intellectual property rights. Previous legislation attaching conditions to China's MFN status has been passed by both houses of the Congress, but did not survive presidential vetoes. There can be no assurance that the U.S. will not revoke China's MFN status entirely or place greater conditions or restrictions on this status, but absent a major deterioration in U.S.-China relations, it is anticipated that China will maintain its MFN status. If China's MFN status were to terminate, and Chinese origin products had to enter the U.S. without the benefit of MFN status, such goods would be subject to significantly higher duties than at present. Any such increased duties would increase the cost or reduce the supply of the Company's goods imported from China. In 1998, products imported using China quota accounted for approximately 15% of the Company's net sales (on an FOB Basis). The Company is taking steps to diversify its sourcing network to reduce its dependence on Chinese-origin products.

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

Competition

  There is intense competition in the sectors of the apparel industry in which the Company participates. The Company competes with many other manufacturers, many of which are larger and have greater resources than the Company. The Company also faces competition from its own customers and potential customers, many of which have established, or may establish, their own internal product development and sourcing capabilities. For example, The Limited's wholly-owned subsidiary, Mast Industries, Inc., competes with the Company and other private label apparel suppliers for orders from divisions of The Limited. The Company believes that it competes favorably on the basis of design and sample capabilities, quality and value of its products, price, the production flexibility that it enjoys as a result of its sourcing network and vertical integration initiatives and the long-term customer relationships it has developed.

Employees

  At January 31, 1999, the Company had approximately 440 full-time employees in the United States, 125 in Mexico, 180 in Hong Kong and 125 in China. The Company considers its relations with its employees to be good.

Item 2. PROPERTIES

  The Company currently conducts its operations from ten facilities, eight of which are leased. The Company's executive offices and warehouse facilities are located at 3151 East Washington Boulevard, Los Angeles, California 90023. The Company leases this facility for an annual rent of $595,000 from a California corporation which is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase on January 1, 2000 and every two years thereafter by an amount equal to at least five percent but no greater than ten percent. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, terminates in December 2003 subject to a renewal option for five additional years. The Company also leases 146,000 square feet of warehouse space in South Gate, California for an annual rent of $170,000 from an unrelated third party. The Company also leases approximately 36,000 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, expires in June 2004. The Company leases approximately 50,000 square feet which it uses to operate its sample-making facility in Guangdong Province, China. The lease for this facility terminates in 2001 and the annual rent is $55,000. The Company also owns two facilities in Ruleville, Mississippi and leases two facilities in Greenwood, Mississippi with an aggregate of 161,000 square feet. These facilities are production, distribution, and administrative offices, the annual rent is $28,000 and the leases expire on and after the year 2005. The Company also leases a 5,000 square foot showroom in New York City. The annual rent is $104,000 and this lease expires in May, 2003. The Company also leases 1,600 square feet of office space in Tehaucan, Mexico for an annual rent of $19,000 and this lease expires in November, 1999. See "Note 8 to Notes to Consolidated Financial Statements" for additional information with respect to these facilities.

  On February 22, 1999, the Company agreed to acquire a 250,000 square foot denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. In addition, on December 2, 1998, the Company contracted to acquire a 750,000 square foot turn-key facility being constructed near Puebla, Mexico which is ultimately expected to have an annual capacity of approximately 18 million meters of twill. See "Item 1. Business-- Vertical Integration."

  The Company believes that all of its existing facilities are well maintained, in good operating condition and adequate to meet its current and foreseeable needs.

Item 3. LEGAL PROCEEDINGS

  On November 14, 1997, the Federal judge in the civil lawsuit brought by the American Textile Manufacturers Institute ("ATMI") against, among others, the Company, Mr. Guez and Mr. Kay, dismissed, with prejudice, ATMI's complaint. On December 22, 1997, the judge granted ATMI's motion to excuse himself from the case, and denied ATMI's motion to vacate the decision and judgment previously entered dismissing the case. On May 21, 1998, the dismissal of ATMI's complaint and denial of ATMI's motion to vacate the decision and judgment previously entered was reaffirmed. On June 5, 1998, ATMI filed a motion to appeal these decisions which is currently pending.

  The Company is not involved in any other pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the its financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1998.

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

                                                                   Low    High
                                                                  ------ ------
     1997
     First Quarter............................................... $ 6.13 $ 9.88
     Second Quarter.............................................. $ 6.88 $ 9.00
     Third Quarter............................................... $ 6.97 $ 9.63
     Fourth Quarter.............................................. $ 5.75 $ 8.75
     1998
     First Quarter............................................... $ 7.38 $12.31
     Second Quarter.............................................. $11.50 $19.50
     Third Quarter............................................... $17.50 $25.50
     Fourth Quarter.............................................. $13.50 $41.25
     1999
     First Quarter (through March 1)............................. $34.75 $43.69

  On March 1, 1999, the last reported sale price of the Company's Common Stock as reported on NASDAQ was $41.50. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 1, 1999, there were 23 shareholders of record of the Company. However, proxy data indicates that there are over 1,000 beneficial owners of shares of the Common Stock.

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

                                       Year Ended December 31,
                          ---------------------------------------------------------
                            1994         1995         1996       1997       1998
                          ---------    ---------    ---------  ---------  ---------
                           (In thousands, except share and per share data)
Income Statement Data:
Net sales...............  $ 177,108    $ 205,174    $ 229,861  $ 260,093  $ 378,155
Cost of sales...........    148,740      172,959      192,288    220,996    307,077
                          ---------    ---------    ---------  ---------  ---------
 Gross profit...........     28,368       32,215       37,573     39,097     71,078
Selling and distribution
 expenses...............      6,118        6,761        7,124      8,499     11,274
General and
 administrative
 expenses...............     12,359       13,493       13,990     13,518     19,896
Amortization of excess
 of cost over fair
 market value of net
 assets acquired(1).....         --           --           --         --      1,337
LDA Option(2)...........         --        1,734           --         --         --
                          ---------    ---------    ---------  ---------  ---------
 Income from operations.      9,891       10,227       16,459     17,080     38,571
Interest expense........     (3,696)      (4,003)      (1,865)    (1,471)    (2,423)
Interest income.........         78          773          337        171        360
Other
 income/(expense)(3)....      1,367        1,274         (302)       242        568
                          ---------    ---------    ---------  ---------  ---------
Income before provision
 for income taxes and
 cumulative effect of
 accounting change......      7,640        8,271       14,629     16,022     37,076
Provision for income
 taxes(4)...............       (597)        (961)      (4,627)    (5,235)   (12,410)
                          ---------    ---------    ---------  ---------  ---------
Income before cumulative
 effect of accounting
 change.................      7,043        7,310       10,002     10,787     24,666
Cumulative effect of
 accounting change(5)...         94           --           --         --         --
                          ---------    ---------    ---------  ---------  ---------
Net income..............  $   7,137    $   7,310    $  10,002  $  10,787  $  24,666
                          =========    =========    =========  =========  =========
Net income per common
 share
 Basic..................  $    0.60(6) $    0.69(6) $    0.77  $    0.82  $    1.82
 Diluted................  $    0.60(6) $    0.69(6) $    0.76  $    0.80  $    1.71
Weighted average shares
 outstanding
 Basic..................      9,000       10,707       13,016     13,175     13,520
 Diluted................      9,000       10,707       13,096     13,567     14,417
                                         As of December 31,
                          ---------------------------------------------------------
                            1994         1995         1996       1997       1998
                          ---------    ---------    ---------  ---------  ---------
                                           (In thousands)
Balance Sheet Data:
Working capital.........  $   2,594    $  23,003    $  34,029  $  45,304  $  57,082
Total assets............     44,017       57,840       63,420     71,861    153,891
Bank borrowings and
 long-term obligations..     19,313       15,940        6,810      4,288     36,694
Shareholders' equity....      7,848       26,416       36,953     48,335     79,210

-------
(1)  See "Item 1. Business--Acquisitions."
(2) On the effective date of its initial public offering, the Company incurred a non-recurring charge to earnings related to a grant by Messrs. Guez and Kay to Limited Direct Associates, L.P., an affiliate of The Limited, Inc., of a four-year option (the "LDA Option") to purchase an aggregate of 1,299,998 shares, or 10% of the Company's Common Stock, at an exercise price equal to $3.60 per share. See "Item 1. Business-- Customers" and "Note 15 to Notes to Consolidated Financial Statements."
(3) Major components of Other income/(expense) (as presented above) include fees paid by affiliate entities for management and administrative services provided by the Company and royalty income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) For federal and state tax purposes in 1994 and 1995, Tarrant Apparel Group and certain of the companies included in the historical results of operations were treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws. (See Note 6 below.)
(5) Reflects the cumulative effect of the adoption on January 1, 1994 of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities."
(6) Reflects, in 1994 and 1995 only, income per common share based upon pro forma net income of $5,358 (1994) and $7,408 (1995) adjusted by providing an income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods. 1996, 1997 and 1998 have no adjustments since the Company was a C Corporation in such years. The 1995 pro forma net income reflects a $1.7 million adjustment related to the grant of the LDA Option.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, as well as Target Stores (a division of Dayton Hudson), Abercrombie & Fitch and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

  Over the past five years, the Company has achieved a compound annual growth rate in net sales of approximately 20% from $177.1 million in 1994 to $378.2 million in 1998. Pre-tax income has risen approximately 50% on a compound annual basis, from $7.6 million in 1994 to $37.1 million in 1998.

  The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the third quarter of 1997, the Company has substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico were approximately $19 million and $104 million in 1997 and 1998, respectively. The Company has also commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that these strategies will create a more diversified sourcing base, increase the Company's access to emerging providers of low cost production, enhance the proximity of the Company's sourcing base to the Company's customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

  On February 22, 1999, the Company agreed to acquire a denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. The purchase price for such mill will consist of $22 million in cash payable on May 6, 1999 and two million shares of the Common Stock of the Company. See "Item 1. Business--Vertical Integration."

  On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed in Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities. Construction of this facility commenced in the third quarter of 1998, and it is anticipated that the Company will take possession of this facility by the year 2000. The Company anticipates that the cost of this facility will be approximately $75 million. See "Item 1. Business-- Vertical Integration."

  On February 23, 1998, the Company acquired certain assets of Marshall Gobuty International U.S.A., Inc. and MGI International Limited which design, contract for the manufacture of and sell private label apparel for men and boys to national retailers, including J.C. Penney (the "Gobuty Acquisition"). On July 2, 1998, the Company acquired Rocky Apparel, L.P. which designs, contracts for the manufacture of and sells private label apparel for men and women to national retailers, including Abercrombie & Fitch and three divisions of The Limited (the "Rocky Acquisition"). See "Item 1. Business--General" and "--Acquisitions."

Factors That May Affect Future Results

  This Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

  Vertical Integration. In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping or distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. The Company has no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "Item 1. Business--Vertical Integration" and "--Foreign Manufacturing."

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

  Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for two thirds of the Company's net sales in 1998 and 1997. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

  Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited, require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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

  Foreign Manufacturing. Approximately 95% of the Company products were imported in 1998. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

  Year 2000 Issue. The Year 2000 issue is primarily the result of computer programs being written using two-digits, as opposed to four digits, to indicate the year. Any of the Company's computer programs or hardware that have time-sensitive software or embedded chips may be unable to interpret dates beyond the year 1999. This could result in a system failure or miscalculations, leading to disruption in operation of such systems, including among other things, inability to process transactions, send invoices or engage in similar normal business activities. In 1997, the Company designated the MIS department to coordinate the project of Year 2000 compliance.

  The Company is currently evaluating, replacing or upgrading its information systems in an effort to make them Year 2000 compliant, and expects to have remediation efforts completed for its critical computer systems by June of 1999. This includes the implementation of a new packaged software system, hardware and EDI system for its U.S. and Mexico operations. The developer of this information system has provided the Company with written assurance that the system will correctly function across the year 2000, as verified by previous system tests. The Company's Hong Kong operations have completed remediation and expect to complete software and hardware upgrades, including testing, by April of 1999. The testing and remediation of voice/data communication systems, such as network hubs, routers and phone/voice mail, is expected to be completed by the end of the second quarter of 1999. Although the Company expects successful completion of remediation and testing by the target dates, foreign testing and implementation of procedures may not be as timely as in the United States.

  As part of the Company's compliance program, formal communications with customers, suppliers and other support service providers have been initiated. All of the Company's customers which are established as EDI trading partners are testing interface capability of the EDI program. The Company anticipates completion of testing no later than June 1999. To date, the Company is not aware of any supplier or subcontractor with a Year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. The Company will continue to monitor the Year 2000 compliance of third parties with which it does business.

  The costs associated with the Year 2000 Compliance Program are not expected to be substantial. To date, approximately $500,000 has been allocated to address the Year 2000 issue, substantially all of which had been incurred as of December 31, 1998. The Company does not expect future costs to have a material effect on the Company's financial condition or results of operation.

  While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of the new and upgraded information systems, or a failure to identify all Year 2000 dependencies in the Company's systems and the systems of its suppliers and customers could have material adverse consequences, including inability to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. The amount of potential lost revenue cannot be reasonably estimated at this time.

  The Company is currently gathering data in an effort to assess the potential effects of the failure of its Year 2000 compliance program. This evaluation is expected to be completed in July 1999 and will determine whether a contingency plan is necessary. If necessary, the Company is committed to allocating additional personnel during the millennium transition to immediately address any potential Year 2000 problems that may arise.

Results of Operations

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
   Net sales........................................    100.0%   100.0%   100.0%
   Cost of sales....................................     83.7     84.9     81.2
                                                      -------  -------  -------
   Gross profit.....................................     16.3     15.1     18.8
   Selling and distribution expenses................      3.1      3.3      3.0
   General and administration expenses..............      6.1      5.2      5.2
   Amortization of excess of cost over fair value of
    net assets acquired(1)..........................       --       --      0.4
                                                      -------  -------  -------
   Operating income.................................      7.1      6.6     10.2
   Interest expense.................................     (0.8)    (0.6)    (0.6)
   Other income.....................................      0.0      0.2      0.2
                                                      -------  -------  -------
   Income before income taxes.......................      6.3      6.2      9.8
   Income taxes.....................................     (2.0)    (2.0)    (3.3)
                                                      -------  -------  -------
   Net income.......................................      4.3%     4.2%     6.5%
                                                      =======  =======  =======

--------
(1) Reflects amortization of the excess of cost over fair value of assets acquired in acquisitions of MGI and Rocky.

 Comparison of 1998 to 1997

  Net sales increased by $118.1 million, or 45.4%, from $260.1 million in 1997 to $378.2 million in 1998. The increase in net sales included an aggregate increase in sales (excluding Rocky) of $36.7 million to divisions of The Limited, primarily as a result of an increased volume of unit sales, $75.8 million as a result of the MGI and Rocky Acquisitions and $2.7 million to mass merchandisers. Excluding acquisitions, sales increased by $42.3 million, or 16.3% over last year. Overall, sales to divisions of The Limited in 1998 amounted to 63.3% of total net sales, as compared to 69.7% in 1997.

  Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 1998 was $71.1 million, or 18.8% of net sales, compared to $39.1 million, or 15.1% of net sales, in 1997, an increase of 81.8% in gross profit. The 3.7% increase in the gross profit margin included benefits of 1.5% from a reduction in returns and inventory markdown, 0.4% from domestic production of the Men's Division, 0.3% from a reduction of direct costs attributable to production as a percentage of net sales and the elimination of certain nonrecurring costs incurred in 1997 on the Company's production in the U.S. and Mexico.

  Selling and distribution expenses increased from $8.5 million in 1997 to $11.3 million in 1998. As a percentage of net sales, these expenses decreased from 3.3% in 1997 to 3.0% in 1998. This percentage decrease is primarily due to a decrease in freight and commission expenses, each of which amounted to 0.1% of net sales.

  General and administrative expenses increased from $13.5 million in 1997 to $19.9 million in 1998. As a percentage of net sales, these expenses were 5.2% in both years. Overall, 1998 expenses included increases in the allowance for bad debt, bonus accrual and expenses related to the operations of MGI and Rocky. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The increase in the allowance for returns and discounts during 1998 was $541,000, or 0.1% of net sales, compared to a decrease in such allowance of $282,000 during 1997. The most significant portions of the decrease in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. Bad debt expense was $189,000 in 1997 as compared to a recovery of $7,000 in 1998. Bonus accrual was $910,000 in 1997 as compared to $3.0 million in 1998. After adjusting for the net increase in the allowance for bad debt of $627,000, the $2.1 million increase in bonus accrual and expenses generated by the operations of MGI and Rocky of $2.4 million in 1998 as compared to no such expenses in 1997, general and administrative expenses increased by $1.3 million in 1998 as compared to 1997, as summarized below:

                                  Year Ended December 31,
                                  ------------------------
                                     1998         1997      Increase/(Decrease)
                                  -----------  -----------  -------------------
                                  $19,897,000  $13,518,000      $6,379,000
   Less: Bad debt expense*......       (7,000)     189,000        (196,000)
     Allowance for returns and
      discounts*................      541,000     (282,000)        823,000
                                  -----------  -----------      ----------
     Allowance for bad debt*....      534,000      (93,000)        627,000
     Bonus accruals*............    2,964,000      910,000       2,054,000
     MGI and Rocky operations...    2,352,000          -0-       2,352,000
                                  -----------  -----------      ----------
                                  $14,047,000  $12,701,000      $1,346,000
                                  ===========  ===========      ==========

--------
*  Excluding MGI and Rocky.

  Operating income was $17.1 million in 1997, or 6.6% of net sales, compared to $38.6 million in 1998, or 10.2% of net sales, due to the factors described above. This increase in operating income as a percentage of net sales was due to the increase in the gross profit margin, which amounted to 3.7% of net sales, a decrease in selling and distribution expenses, which amounted to 0.3% of net sales, and an increase in amortization of excess of cost over fair value of net assets acquired, which amounted to 0.4% of net sales.

  Other income increased from $413,000, or 0.2% of net sales, in 1997 to $928,000, or 0.2% of net sales, in 1998. This increase is primarily the result of interest income of $171,000 in 1997 compared to $361,000 in 1998, the realization of no gains on the sale of securities in 1998 as compared to $237,000, or 0.1% of net sales, of such income in 1997, and management fee income of $441,000, or 0.1% of net sales, in 1998 compared to no such income in 1997.

  Income before income taxes was $16.0 million in 1997 and $37.1 million in 1998, representing 6.2% and 9.8% of net sales, respectively. This increase in income before taxes as a percentage of net sales was due to the increase in the gross profit margin, which amounted to 3.7% of net sales, a decrease in selling and distribution expenses, which amounted to 0.3% of net sales, and the increase in amortization of excess of cost over fair value of net assets acquired, which amounted to 0.4% of net sales.

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

  Other income increased from $35,000 in 1996 to $413,000, or 0.2% of net sales, in 1997. This increase is primarily the result of interest income of $337,000 in 1996 compared to $171,000 in 1997, the realization of no gains on the sale of securities in 1996 as compared to $237,000 of such income in 1997, management fee income of $60,000 in 1996 compared to no such income in 1997 and a non-operating expense accrual of $400,000 in 1996 compared to no similar accrual in 1997. See "Note 8 to Consolidated Financial Statements." Management fee income was derived from an agreement with FIS which sourced and sold garments under the B.U.M. Equipment label until it ceased operations in the second quarter of 1996.

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

Quarterly Results of Operations

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                                 Quarter Ended
                 --------------------------------------------------------------------------------------------------------------
                 Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                   1996     1996     1996      1996     1997     1997     1997      1997     1998     1998     1998      1998
                 -------- -------- --------- -------- -------- -------- --------- -------- -------- -------- --------- --------
                                                                 (In millions)
Net sales.......  $42.1    $68.9     $50.0    $68.9    $53.6    $73.9     $69.2    $63.4    $64.3    $100.1   $114.9    $98.9
Gross profit....    7.1     11.3       8.2     11.0      8.8     11.1       9.7      9.6     10.9      20.3     19.7     20.2
Operating
 income.........    2.4      5.5       3.7      4.9      3.4      5.1       4.1      4.5      4.5      11.7     11.4     11.0
Net income......    1.5      3.6       2.2      2.7      2.0      3.3       2.7      2.8      2.8       7.2      7.1      7.6
                                                                 Quarter Ended
                 --------------------------------------------------------------------------------------------------------------
                 Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                   1996     1996     1996      1996     1997     1997     1997      1997     1998     1998     1998      1998
                 -------- -------- --------- -------- -------- -------- --------- -------- -------- -------- --------- --------
Net sales.......  100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%    100.0%   100.0%   100.0%
Gross profit....   16.8     16.4      16.5     16.0     16.4     15.0      14.0     15.1     17.0      20.2     17.1     20.4
Operating
 income.........    5.6      8.0       7.5      7.1      6.3      6.9       5.9      7.2      7.1      11.7      9.9     11.1
Net income......    3.5      5.2       4.4      4.0      3.8      4.4       3.9      4.4      4.3       7.2      6.2      7.7

  As is typical for the Company, quarterly net sales fluctuated significantly because the Company's customers typically place bulk orders with the Company, and a change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

Liquidity and Capital Resources

  The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank credit facilities, issuance of long-term debt and the proceeds from the exercise of stock options.

  During 1998, net cash used in operating activities was $10.5 million, which resulted primarily from net income of $24.7 million, as offset by a net increase in working capital items, including an increase of $28.8 million in accounts receivable and an increase in inventory of $18.2 million. The increase in accounts receivable resulted from an increase in sales and a $10.8 million decrease in advances from the factor, which advances are accounted for as an offset to accounts receivable. At December 31, 1998, advances from the factor were $1.0 million as compared to $11.8 million of such advances at December 31, 1997.

  During 1998, cash flow used in investing activities was $23.1 million, which included $17.1 million for the MGI and Rocky acquisitions and $4.2 million of capital expenditures for Mexican investment programs.

  In 1998, cash flow provided by financing activities equaled $32.6 million, including $25.5 million of bank borrowings, $4.8 million from the exercise of stock options and $2.6 million of proceeds from issuance of long-term obligations.

  The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of December 31, 1998, HKSB's U.S. dollar prime rate equaled seven and three-quarters percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of December 31, 1998, SCB's Hong Kong dollar prime rate equaled nine percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio. As of December 31, 1998 there were $21.5 million of outstanding borrowings under these facilities.

  The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially eliminated its use of the factor. The Company may receive an advance from NBCC of up to 90% of accounts receivable, except certain receivables which are liened to CIT. CIT will advance up to 100% of the amount of accounts receivable liened to it plus an over-advance of up to $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of December 31, 1998, the prime rates equaled seven and three-quarters percent and the LIBOR rates averaged five and three-tenths percent. As of December 31, 1998 there were $1.4 million of outstanding advances under these facilities.

  The Company has an unsecured $10 million credit facility with SCB maturing June 30, 1999 which is available for general corporate purposes. This facility is cross-defaulted to the Company's other bank credit facilities and interest on advances accrues at the rate of one and one-quarter percent over LIBOR. At December 31, 1998, $10.0 million was outstanding under this facility.

  The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

At December 31, 1998, $1.2 million was outstanding under this facility. See "Business--Acquisitions" and "Note 5 to Notes to Consolidated Financial Statements--Acquisitions."

  The Company has financed its operations from its cash flow from operations, borrowings under its bank credit facilities, issuance of long-term debt and the proceeds from the exercise of stock options. The Company believes that these sources of cash should be sufficient to fund its existing operations for the foreseeable future.

  The Company has commenced a capital investment program in Mexico under which it will invest approximately $150 million in the acquisition of a denim mill and the construction of a facility which will produce twill and house ancillary facilities. See "Item 1. Business--General and--Acquisitions." The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditure and working capital commitments aggregating $9.1 million and $1.1 million, respectively, have been made with respect to vertical integration programs initiated by the Company. The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefor. There can be no assurance that such financing, if and when required, will be available on terms acceptable to the Company, or at all.

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

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1--Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

  The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1--Election of Directors" contained in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information--Security Ownership of Principal Shareholders and Management" and "Proposal 1--Election of Directors" contained in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1-- Election of Directors--Certain Relationships and Related Transactions" contained in the Proxy Statement.

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

  (b) Reports on Form 8-K. None.

  (c) Exhibits. The following is a list of exhibits filed as a part of this report.

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Restated Articles of Incorporation of the Company(/1/)
   3.2   Restated Bylaws of the Company(/1/)
   4.1   Specimen of Common Stock Certificate(/2/)
  10.1   Note in the principal amount of $2,600,000 dated March 15, 1995 in favor of Imperial Bank(/1/)
  10.2   General Security Agreement dated March 15, 1995, by and between the
         Company and Imperial Bank(/1/)
  10.3   Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation(/1/)
  10.4   1995 Stock Option Plan dated as of May 1, 1995(/1/)
  10.5   Letter Agreement dated February 17, 1995 between Tarrant Company
         Limited and The Hongkong and Shanghai Banking Corporation Limited(/1/)
  10.6   Letter dated April 18, 1995 from The Hongkong and Shanghai Banking
         Corporation Limited to Tarrant Company Limited regarding the release of certain security interests(/1/)
  10.7   Commercial Lease dated January 1, 1994 and GET and the Company(/1/)
  10.8   Tenancy Agreement dated July 15, 1994 between Lynx International
         Limited and Tarrant Company Limited, as amended by that certain
         Supplementary Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary Tenancy Agreement dated December 31,
         1994(/1/)
  10.9   Lease Agreement dated June 10, 1994, between Yip Sik Kin and Tarrant
         Company Limited (translated from Chinese)(/1/)
  10.10  Tenancy Contract effective as of December 24, 1994, between Khalifa al
         Muhairi and Tarrant Trading Co. Ltd.(/1/)
  10.11  Agreement dated as of June 1, 1995, by and among Pret-A-Porter, the
         Company, French Designers, Inc., Bernard Aidan, Gerard Guez and Todd
         Kay(/5/)
  10.12  Services Agreement dated as of April 1, 1995, by and between F.I.S.,
         Inc. and the Company(/2/)
  10.13  Services Agreement dated as of October 1, 1994, by and between the
         Company and GET(/1/)
  10.14  Services Agreement dated as of October 1, 1994, by and between the
         Company and Lynx International Limited(/1/)
  10.15  Indemnification Agreement dated as of March 14, 1995, by and among the
         Company, Gerard Guez and Todd Kay(/2/)
  10.16  Promissory Note in the initial principal amount of $2 million dated
         February 8, 1995, by Gerard Guez in favor of the Company(/2/)

 Exhibit
 Number                                Description
 -------                               -----------
 10.17   Promissory Note in the initial principal amount of $1 million dated
         February 8, 1995, by Todd Kay in favor of the Company(/2/)
 10.18   Promissory Note in the principal amount of $1,334,566.71 dated
         December 31, 1994, by F.I.S., Inc. in favor of the Company(/2/)
 10.19   Release dated as of June 1, 1995, by and between the Company and certain other parties signatory thereto(/2/)
 10.20   Option Agreement dated as of July 28, 1995, by and among Limited
         Direct Associates, L.P., Gerard Guez, Todd Kay and the Company(/5/)
 10.21   Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P.(/5/)
 10.22   Reorganization and Tax Indemnification Agreement dated as of June 13,
         1995, by and among the Company and its shareholders(/5/)
 10.23   Employment Agreement January 1, 1995, by and between the Company and
         Gerard Guez(/2/)
 10.23.1 Employment Agreement effective January 1, 1998, by and between the
         Company and Gerard Guez
 10.24   Agreement dated as of January 1, 1995, by and between the Company and
         Todd Kay(/1/)
 10.24.1 Employment Agreement effective January 1, 1998, by and between the
         Company and Todd Kay
 10.25   Employment Agreement dated as of January 1, 1994, by and between the
         Company and Jimmy Esebag, as amended, by that certain Amendment No. 1 dated as of June 1, 1995(/2/)
 10.26   Employment Agreement dated as of November 18, 1994, by and between the
         Company and Mark B. Kristof(/1/)
 10.27   Employment Agreement dated as of July 5, 1994, by and between the
         Company and Bradley R. Kenson(/1/)
 10.28   License Agreement dated January 1, 1994, by and between the Company and GET(/1/)
 10.29   Assignment dated as of June 1, 1995 with respect to the GET!
         trademark, executed by GET in favor of the Company(/2/)
 10.30   Amendment No. 1 to Commercial Lease dated as of April 1, 1995, by and between GET and the Company(/2/)
 10.31   Lease and Services Agreement dated as of June 1, 1995, by and between
         Tarrant Company Limited and French Designers, Inc.(/2/)
 10.32   Note in the principal amount of $2,600,000 dated May 15, 1995, by the
         Company in favor of Imperial Bank(/2/)
 10.33   Letter Agreement dated May 17, 1995, by and between Tarrant Company
         Limited and The Hongkong and Shanghai Banking Corporation Limited(/2/)
 10.34   Buying Agency Agreement executed as of December 19, 1992, between
         F.I.S., Inc. and Tarrant Company Ltd.(/2/)
 10.35   Buying Agency Agreement executed as of April 4, 1995, by Azteca
         Production International, Inc. and Tarrant Company Ltd., with the
         Company acknowledging as to certain matters(/2/)
 10.36   Tripartite Agreement Assignment of Factoring Proceeds (Advances)
         executed and delivered June 6, 1995, by the Company, and accepted and agreed to by The Hongkong and Shanghai Banking Corporation Limited and
         NationsBanc Commercial Corporation(/2/)
 10.36.1 Amendment to Three Party Special Deposit Account Agreement(/8/)
 10.37   Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of June 6, 1995, by and between the Hongkong and Shanghai Banking
         Corporation Limited and the Company(/2/)

 Exhibit
 Number                                Description
 -------                               -----------
 10.38   Security Agreement (Tarrant Co. Ltd. Draft Acceptance) entered into as of June 6, 1995, by and between The Hongkong and Shanghai Banking
         Corporation Limited and the Company(/2/)
 10.39   Agreement dated March 14, 1995, by and among Tarrant Company Limited,
         Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(/3/)
 10.40   Agreement dated March 17, 1995, by and among Tarrant Company Limited,
         Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(/3/)
 10.41   Underwriting Agreement dated as of July 24, 1995, by and among the
         Company, Gerard Guez, Todd Kay and Prudential Securities
         Incorporated(/5/)
 10.42   Letter agreement dated August 10, 1995, by and among the Company and
         NationsBanc Commercial Corporation(/4/)
 10.42.1 Amendment dated June 9, 1997 to Factoring Agreement effective as of
         September 28, 1993, as amended, by and between the Company and
         NationsBanc Commercial Corporation(/8/)
 10.43   Letter agreement dated January 30, 1996, by and between Tarrant
         Company Limited and The Hongkong Shanghai Banking Corporation
         Limited(/5/)
 10.43.1 Letter agreement dated May 28, 1996, by and between Tarrant Company
         Limited and The Hongkong and Shanghai Banking Corporation Limited(/8/)
 10.43.2 Letter agreement dated April 16, 1998, by and between Tarrant Company
         Limited and The Hongkong and Shanghai Banking Corporation
         Limited(/11/)
 10.44   Promissory Note in the principal amount of $3 million dated March 25,
         1996, by GET in favor of the Company(/6/)
 10.45   Deed of Trust dated March 25, 1996 by and between GET and the
         Company(/6/)
 10.46   Guaranty, Pledge & Security Agreement entered into as of March 25,
         1996, by and between Gerard Guez and the Company(/6/)
 10.47   Guaranty, Pledge & Security Agreement entered into as of March 25,
         1996, by and between Todd Kay and the Company(/6/)
 10.48   Letter agreement dated February 22, 1996, by and between Tarrant
         Company Limited and Standard Chartered Bank(/7/)
 10.49   Letter agreement dated March 8, 1996, by and between Tarrant Company
         Limited and Standard Chartered Bank(/7/)
 10.50   Guarantee Agreement entered into as of August 30, 1996, by and between
         Standard Chartered Bank and the Company(/7/)
 10.51   Letter of Undertaking entered into as of August 30, 1996, by and between Standard Chartered Bank and the Company(/7/)
 10.52   Intercreditor Agreement entered into as of November 1, 1996, between
         The Hongkong and Shanghai Banking Corporation Limited, Standard
         Chartered Bank and Tarrant Company Limited(/7/)
 10.53   Security Agreement entered into as of November 1, 1996, by and between
         Standard Chartered Bank and the Company(/7/)
 10.54   Amendment to Security Agreement (Guaranty of Tarrant Co. Ltd. Debt)
         entered into as of November 1, 1996, between The Hongkong and Shanghai
         Banking Corporation Limited and the Company(/7/)
 10.55   Agreement dated January 29, 1997 by and among Tarrant Company Limited,
         Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(/7/)
 10.56   Form of Indemnification Agreement with directors and certain executive officers(/8/)

 Exhibit
 Number                                Description
 -------                               -----------
 10.57   Special Deposit Account Agreement(/8/)
 10.58   Accounts Receivable Financing Agreement dated June 13, 1997, by and between the Company and The CIT Group/Commercial Services, Inc.(/8/)
 10.58.1 Letter Agreement dated October 1, 1997 regarding Accounts Receivable
         Financing Agreement, by and between the Company and The CIT
         Group/Commercial Services, Inc.
 10.59*+ Asset Purchase Agreement dated February 18, 1998, by and between
         Marble Limited and MGI International Limited(/10/)
 10.60*+ Asset Purchase Agreement dated February 18, 1998, by and between the
         Company and Marshall Gobuty International U.S.A., Inc.(/10/)
 10.61   Employment Agreement dated February 23, 1998, by and between the
         Company and Marshall Gobuty(/10/)
 10.62   Noncompetition Agreement dated February 23, 1998, by and between
         Marshall Gobuty International U.S.A., Inc. and Marshall Gobuty, on the
         one hand, and the Company, on the other hand(/10/)
 10.63   Noncompetition Agreement dated February 23, 1998, by and between MGI
         International Limited and Marshall Gobuty, on the one hand, and the
         Company, on the other hand(/10/)
 10.64   Loan Agreement dated as of July 1, 1998, between the Company and
         Standard Chartered Bank(/12/)
 10.65   Partnership Interest Purchase Agreement dated as of July 2, 1998, among Rocky Acquisition, LLC, the Company, Limited Direct Associates,
         L.P., Rocky Apparel, Inc., and Gabriel Manufacturing Company
 10.66   Escrow Agreement made as of July 2, 1998, by and among the Company,
         Gabriel Manufacturing Company and Rocky Apparel, Inc.
 10.67   Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de
         C.V.
 10.68+  Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V.,
         Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides
         Montes De Oca.
 23      Consent of Ernst & Young LLP
 27      Financial Data Summary

----------
  *  Confidential treatment has been requested for portions of this document.

  + All schedules and/or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

(10) Filed as exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(12) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           ----
Financial Statements
 Report of Independent Auditors--Ernst & Young, LLP.......................  F-2
 Consolidated Balance Sheets--December 31, 1997 and 1998..................  F-3
 Consolidated Statements of Income--Three year period ended December 31,
  1998....................................................................  F-4
 Consolidated Statements of Shareholders' Equity--Three year period ended
  December 31, 1998.......................................................  F-5
 Consolidated Statements of Cash Flows--Three year period ended December
  31, 1998................................................................  F-6
 Notes to Consolidated Financial Statements...............................  F-7
Financial Statement Schedule
 Schedule II--Valuation and Qualifying Accounts........................... F-21

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Tarrant Apparel Group

  We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 1996, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Los Angeles, California
February 26, 1999

                             TARRANT APPAREL GROUP

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                        ------------------------
                                                           1997         1998
                                                        ----------- ------------
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 5,305,129 $  4,318,520
  Accounts receivable, net (Note 2)...................   34,078,352   65,946,055
  Due from affiliates (Note 12).......................        3,470    2,143,527
  Due from officers (Note 12).........................    1,601,670    4,477,461
  Inventory (Note 3)..................................   23,266,196   49,230,847
  Temporary quota.....................................    2,874,382    1,192,888
  Prepaid expenses....................................    1,203,931    1,527,392
  Income taxes........................................      478,050      501,334
                                                        ----------- ------------
    Total current assets..............................   68,811,180  129,338,024
Property and equipment, net (Note 4)..................    2,707,257    5,306,308
Permanent quota, net..................................      145,268      245,464
Other assets..........................................      196,973    4,468,517
Excess of cost over fair value of net assets acquired,
 net..................................................           --   14,532,193
                                                        ----------- ------------
    Total assets......................................  $71,860,678 $153,890,506
                                                        =========== ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (Note 6)............................  $ 4,287,518 $ 33,288,267
  Accounts payable....................................   12,549,961   24,200,202
  Accrued expenses....................................    5,117,183    8,738,522
  Income taxes........................................      969,115    5,048,288
  Deferred tax liability..............................      582,957           --
  Current portion of long-term obligations............           --      981,124
                                                        ----------- ------------
    Total current liabilities.........................   23,506,734   72,256,403
Long-term obligations.................................           --    2,424,439
                                                        ----------- ------------
    Total liabilities.................................   23,506,734   74,680,842
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none
   issued and outstanding.............................           --           --
  Common stock, no par value, 20,000,000 shares
   authorized; 13,219,928 shares (1997) and 13,832,955
   (1998) issued and outstanding......................   16,100,483   22,290,539
  Contributed capital.................................    1,434,259    1,434,259
  Retained earnings...................................   30,819,202   55,484,866
                                                        ----------- ------------
    Total shareholders' equity........................   48,353,944   79,209,664
                                                        ----------- ------------
    Total liabilities and shareholders' equity........  $71,860,678 $153,890,506
                                                        =========== ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1996          1997          1998
                                      ------------  ------------  ------------
Net sales............................ $229,861,024  $260,092,777  $378,155,527
Cost of sales........................  192,287,596   220,995,754   307,077,111
                                      ------------  ------------  ------------
Gross profit.........................   37,573,428    39,097,023    71,078,416
Selling and distribution expenses....    7,124,732     8,498,976    11,274,384
General and administrative expenses..   13,989,826    13,518,441    19,896,522
Amortization of excess of cost over
 fair value of net assets acquired...           --            --     1,336,791
                                      ------------  ------------  ------------
Income from operations...............   16,458,870    17,079,606    38,570,719
Interest expense.....................   (1,864,734)   (1,470,762)   (2,423,482)
Interest income......................      336,785       171,385       360,580
Other income (expense) (Note 8)......     (301,509)      241,235       567,847
                                      ------------  ------------  ------------
Income before provision for income
 taxes...............................   14,629,412    16,021,464    37,075,664
Provision for income taxes (Note 7)..    4,627,786     5,235,000    12,410,000
                                      ------------  ------------  ------------
Net income........................... $ 10,001,626  $ 10,786,464  $ 24,665,664
                                      ============  ============  ============
Net income per share:
  Basic.............................. $       0.77  $       0.82  $       1.82
                                      ============  ============  ============
  Diluted............................ $       0.76  $       0.80  $       1.71
                                      ============  ============  ============
Weighted average shares outstanding:
  Basic..............................   13,015,866    13,175,256    13,519,517
  Diluted............................   13,095,662    13,567,254    14,416,850




                            See accompanying notes.

                             TARRANT APPAREL GROUP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Total
                               Common     Contributed  Retained   Shareholders'
                               Stock        Capital    Earnings      Equity
                            ------------  ----------- ----------- -------------
Balance at December 31,
 1995......................  $14,950,222  $1,434,259  $10,031,112  $26,415,593
 Net income................           --          --   10,001,626   10,001,626
 Exercise of stock options.      446,634          --           --      446,634
 Income tax benefit from
  exercise of stock
  options..................       88,878          --           --       88,878
                            ------------  ----------  -----------  -----------
Balance at December 31,
 1996......................   15,485,734   1,434,259   20,032,738   36,952,731
 Net income................           --          --   10,786,464   10,786,464
 Exercise of stock options.      495,254          --           --      495,254
 Income tax benefit from
  exerciseof stock options.      119,495          --           --      119,495
                            ------------  ----------  -----------  -----------
Balance at December 31,
 1997......................   16,100,483   1,434,259   30,819,202   48,353,944
 Net income................           --          --   24,665,664   24,665,664
 Exercise of stock options.    3,343,492          --           --    3,343,492
 Issuance of shares for
  acquisition..............    1,350,000          --           --    1,350,000
 Income tax benefit from
  exercise of stock
  options..................    1,496,564          --           --    1,496,564
                            ------------  ----------  -----------  -----------
Balance at December 31,
 1998...................... $ 22,290,539  $1,434,259  $55,484,866  $79,209,664
                            ============  ==========  ===========  ===========





                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                        ----------------------------------------
                                            1996          1997          1998
                                        ------------  ------------  ------------
Operating activities
Net income............................  $ 10,001,626  $ 10,786,464  $ 24,665,664
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:................
  Deferred taxes......................       127,372       598,273      (606,241)
  Depreciation and amortization.......       905,786       867,022     2,356,259
  Loss on sale of fixed assets........        57,375         3,698        21,587
  Stock compensation expense..........        66,050            --            --
  Provision for returns and discounts.      (432,594)     (359,344)      593,447
  Changes in operating assets and
   liabilities:
    Accounts receivable...............   (14,818,441)   10,764,877   (28,785,228)
    Due from affiliates and officers..       764,689    (1,508,724)   (5,015,848)
    Inventory.........................     2,988,492   (12,446,028)  (18,215,979)
    Temporary quota...................      (349,717)   (1,151,297)    1,681,494
    Prepaid expenses..................      (147,000)     (849,422)     (185,579)
    Prepaid income taxes..............      (990,771)    1,300,887            --
    Accounts payable..................     3,076,430    (1,650,268)    5,906,194
    Accrued expenses and income tax
     payable..........................     1,031,877       629,236     7,100,702
                                        ------------  ------------  ------------
      Net cash (used in) provided by
       operating activities...........     2,281,174     6,985,374   (10,483,528)
Investing activities
Purchase of fixed assets..............      (466,272)     (764,087)   (1,490,728)
Acquisition of MGI....................            --            --    (6,108,685)
Acquisition of Rocky, net of cash.....            --            --   (10,993,407)
Sale of fixed assets..................       218,306            --            --
Purchase of permanent quota...........      (133,002)     (129,205)     (226,115)
Increase in other assets..............            --            --    (4,245,981)
                                        ------------  ------------  ------------
    Net cash used in investing
     activities.......................      (380,968)     (893,292)  (23,064,916)
Financing activities
Bank borrowings, net..................    (9,130,422)   (2,522,158)   25,547,109
Proceeds from long term obligations...            --            --     2,635,000
Paydown of long term obligations......            --            --      (460,330)
Exercise of stock options including
 related tax benefit..................       469,462       614,749     4,840,056
                                        ------------  ------------  ------------
    Net cash provided by (used in)
     financing activities.............    (8,660,960)   (1,907,409)   32,561,835
                                        ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents..........................    (6,760,754)    4,184,673      (986,609)
Cash and cash equivalents at beginning
 of year..............................     7,881,210     1,120,456     5,305,129
                                        ------------  ------------  ------------
Cash and cash equivalents at end of
 year.................................  $  1,120,456  $  5,305,129  $  4,318,520
                                        ============  ============  ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1. Summary of Significant Accounting Policies

  Organization and Basis of Consolidation

  The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California Corporation (formerly Fashion Resource, Inc.) (the Parent Company or the Company), NO! Jeans, Inc. (NO), Rocky Mexico, Inc. (RM), Rocky Apparel, L.L.C. (RA) and Tag Mex, Inc., United States corporations; the following Hong Kong corporations: Tarrant Company Limited (Tarrant HK) and Marble Limited (Marble); Tarrant Trading Limited, a United Arab Emirates corporation (Tarrant UAE); and Tag Mex, S.A., a Mexican corporation which is a wholly-owned subsidiary of Tag Mex, Inc. NO, RM and Marble are wholly-owned subsidiaries of Tarrant Apparel Group, Tag Mex, Inc. and Tarrant HK, respectively. Tag Mex, Inc. and RA are wholly-owned subsidiaries of Tarrant Apparel Group. Tarrant HK owns a 49% interest in Tarrant UAE. However, since Tarrant HK effectively controls Tarrant UAE, the results of Tarrant UAE had been consolidated. The third-party interest in Tarrant UAE is immaterial.

  The Company serves both specialty retail and mass merchandise store chains by designing, merchandising and contracting for the manufacture and selling of casual, moderately priced apparel, for women, men and children under private label.

  Revenue Recognition

  Revenues are recorded, net of anticipated returns, at the time of shipment of merchandise.

  Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

  Quota

  The Company purchases quota rights to be used in the importation of its products from certain foreign countries. The effect of quota transactions is accounted for as product cost.

  Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and amounted to $145,000, net of amortization of $925,000 at December 31, 1997 and $245,000, net of amortization of $1.1 million at December 31, 1998.

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

                             TARRANT APPAREL GROUP

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

  Intangibles

  The excess of cost over fair value of net assets acquired is being amortized over five to fifteen years. Accumulated amortization at December 31, 1997 and 1998 was $0 and $1,337,000, respectively.

  Income Taxes

  The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

  The Company's Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 16%. No domestic tax provision has been provided for $41.7 million of unremitted retained earnings of these Hong Kong corporations, as the Company intends to maintain these amounts in Hong Kong on a permanent basis in support of its working capital requirements.

  Net Income Per Share

  Net income per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, "Earnings Per Share" (see
Note 10). A two-for-one stock split became effective May 8, 1998. All share and per share amounts have been restated to reflect the split.

  Product Design, Advertising and Sales Promotion Costs

  Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of income (excluding the costs of manufacturing samples) amounted to approximately $1,419,000, $1,528,000, and $840,000 in 1996, 1997 and 1998, respectively.

  Foreign Currency Translation

  Assets and liabilities of the Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currency in which the Company transacts business is the Hong Kong dollar. A majority of all significant transactions in Mexico are conducted in U.S. dollars.

  Foreign currency gains and losses resulting from translation of assets and liabilities are included in the statements of income. Historically, such gains and losses have been immaterial. At December 31, 1998, the Hong Kong subsidiaries have retained earnings of $41.7 million and an intercompany receivable due from Tarrant Apparel Group of $37.0 million.

                             TARRANT APPAREL GROUP

  Financial Instruments

  The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise described, the fair values of financial instruments approximate their recorded values.

  The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). Under SFAS No. 115, marketable securities portfolios consisting of debt and equity securities held primarily for sale in the near term (trading securities) are valued at fair value, with realized and unrealized holding gains and losses included in the statements of income. The Company realized losses on the sale of marketable securities of approximately $0 and $16,000 in 1998 and 1996, respectively, and a gain of $237,000 in 1997.

  Concentration of Credit Risk

  Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash equivalents, trade accounts receivable and amounts due from factor.

  The Company's products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain of its domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For nonfactored receivables, account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. The following table presents the percentage of net sales concentrated with certain customers. Customer A represents a group of customers under common ownership.

                                                               1996  1997  1998
                                                               ----  ----  ----
     Customer A............................................... 67.1% 69.7% 63.3%
     Customer B............................................... 24.3  18.7   8.6

  Products representing over 90% of the Company's net sales, on the basis of the free on board cost at the supplier's plant, were manufactured by third party contractors located in foreign countries. There can be no assurance that the Company will not experience difficulties with third parties responsible for the manufacture of its products.

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

  Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based

                             TARRANT APPAREL GROUP
compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996.

2. Accounts Receivable

  Accounts receivable consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
     U.S. trade accounts receivable................... $13,411,719  $53,693,368
     Foreign trade accounts receivable................   9,466,193    8,406,558
     Due from factor..................................  12,028,633    4,725,869
     Other receivables................................     727,619    1,367,266
     Allowance for returns and discounts..............  (1,555,812)  (2,247,006)
                                                       -----------  -----------
                                                       $34,078,352  $65,946,055
                                                       ===========  ===========

  The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially eliminated its use of the factor. The Company may receive an advance from NBCC of up to 90% of certain accounts receivable. Such advances approximated $11.8 million and $1.0 million at December 31, 1997 and 1998, respectively. CIT will advance up to 100% of the amount of certain accounts receivable plus an over-advance of up to $10 million, up to a maximum amount of $25 million. Such advances approximated $0 and $435,000 at December 31, 1997 and 1998, respectively. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of December 31, 1998, the prime rates equaled seven and three quarters percent and the LIBOR rates averaged five and three tenths percent.

3. Inventory

  Inventory consists of the following:

                                                             December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
     Raw materials
       Fabric and trim accessories..................... $ 4,022,298 $10,424,416
       Raw cotton......................................          --   1,043,449
     Work-in-process...................................   4,315,703   7,620,403
     Finished goods shipments-in-transit...............   5,655,461  10,331,867
     Finished goods....................................   9,272,734  19,810,712
                                                        ----------- -----------
                                                        $23,266,196 $49,230,847
                                                        =========== ===========

                             TARRANT APPAREL GROUP

4. Property and Equipment

  Property and equipment consists of the following:

                                                             December 31,
                                                         ----------------------
                                                            1997        1998
                                                         ----------  ----------
     Equipment, furniture and fixtures.................. $3,300,921  $6,265,367
     Leasehold improvements.............................  2,147,474   2,402,965
     Vehicles...........................................     94,826     260,480
                                                         ----------  ----------
                                                          5,543,221   8,928,812
     Less accumulated depreciation and amortization..... (2,835,964) (3,622,504)
                                                         ----------  ----------
                                                         $2,707,257  $5,306,308
                                                         ==========  ==========

5. Acquisitions

  Rocky

  On July 2, 1998, the Company purchased the partnership interests of Rocky Apparel, L.P., a Delaware limited partnership ("Rocky"). Rocky operates manufacturing facilities in Mississippi and also sources garments in Mexico. The purchase price consisted of $7.4 million in cash and 81,000 shares of the Common Stock of the Company, valued at $1.4 million, paid on closing. In addition, the Company was required to repay $3.4 million of debt to one of the sellers on closing and to guarantee the bank indebtedness of Rocky in the amount of $5.0 million of which $1.2 million was outstanding at December 31, 1998. The Company was granted a security interest in the 81,000 shares to secure the performance of obligations under the purchase agreement, including, without limitation, the indemnification obligations. This transaction has been accounted for as a purchase, and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The operations of Rocky have been included with those of the Company commencing on July 1, 1998.

  Rocky designs, develops and contracts for the manufacture of men's, women's and children's denim apparel, for Abercrombie & Fitch, Limited Stores, Express and Structure. The purchase price was financed by the Company from a new credit facility and cash flow from operations.

  MGI

  On February 23, 1998, the Company purchased certain assets of MGI International Limited, a Turks and Caicos corporation. The assets purchased consist primarily of related inventory. The purchase price consisted of (i) $4.6 million together with an amount equal to seller's cost of the inventory purchased, paid in cash on closing and (ii) $500,000 paid on July 21, 1998, together with interest at 7% per annum.

  On February 23, 1998, the Company also purchased certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI USA"). The assets purchased consist primarily of related inventory. The purchase price consisted of (i) $500,000, together with an amount equal to seller's cost of the inventory purchased, paid in cash on closing and (ii) $500,000 paid on July 21, 1998, together with interest at 7% per annum.

  MGI International Limited and MGI USA (collectively, "MGI") each designs, develops and contracts for the manufacture of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), for national chain department stores, including J.C. Penney and Goody's. The purchase price was financed by the

                             TARRANT APPAREL GROUP

Company from its cash flow from operations. This transaction has been accounted for as a purchase and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over five years. The operations of MGI have been included with those of the Company commencing on February 23, 1998.

6. Debt

  Bank borrowings consist of the following:

                                                              December 31,
                                                         ----------------------
                                                            1997       1998
                                                         ---------- -----------
     Import trade bills payable......................... $4,287,518 $ 4,466,119
     Bank direct acceptances............................         --  16,969,565
     Other Hong Kong credit facilities..................         --      47,603
     United States credit facilities....................         --  11,804,980
                                                         ---------- -----------
                                                         $4,287,518 $33,288,267
                                                         ========== ===========

  The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of December 31, 1998, HKSB's U.S. dollar prime rate equaled seven and three-quarters percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of December 31, 1998, SCB's Hong Kong dollar prime rate equaled nine percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio. As of December 31, 1998, this aggregate net worth, as adjusted, amounted to approximately $65 million. At December 31, 1997 and 1998, there were $4.3 million and $21.5 million of outstandings under the HKSB and SCB facilities, respectively.

  The Company has an unsecured $10 million credit facility with SCB maturing June 30, 1999 which is available for general corporate purposes. This facility is cross-defaulted to the Company's other bank credit facilities and interest on advances accrues at the rate of one and one-quarter percent over LIBOR. At December 31, 1998, $10.0 million was outstanding under this facility.

  At December 31, 1998, long term debt consisted of a $2.4 million term loan and $1.1 million in capital lease obligations. The term loan is due in May 2003 and bears interest at 7% per annum. Annual maturities for the long term debt and capital lease obligations are $981,000 (1999), $860,000 (2000), $576,000 (2001), $579,000 (2002), $318,000 (2003) and $92,000 thereafter.

                             TARRANT APPAREL GROUP

7. Income Taxes

  The provision for domestic and foreign income taxes is as follows:

                                                 Year Ended December 31,
                                            -----------------------------------
                                               1996        1997        1998
                                            ----------  ----------  -----------
   Current:
     Federal............................... $2,673,505  $2,470,848  $ 8,684,999
     State.................................    757,017     741,581    2,220,313
     Foreign...............................  1,324,636   1,424,298    2,271,961
                                            ----------  ----------  -----------
                                             4,755,158   4,636,727   13,177,273
   Deferred (credit):
     Federal...............................    (70,081)    702,539     (748,629)
     State.................................    (53,704)   (112,257)     (11,157)
     Foreign...............................     (3,587)      7,991       (7,487)
                                            ----------  ----------  -----------
                                              (127,372)    598,273     (767,273)
                                            ----------  ----------  -----------
       Total............................... $4,627,786  $5,235,000  $12,410,000
                                            ==========  ==========  ===========

  The source of income before the provision for taxes is as follows:

                                                   Year Ended December 31,
                                             -----------------------------------
                                                1996        1997        1998
                                             ----------- ----------- -----------
     United States.......................... $ 7,425,497 $ 7,459,582 $23,401,514
     Foreign................................   7,203,915   8,561,882  13,674,150
                                             ----------- ----------- -----------
       Total................................ $14,629,412 $16,021,464 $37,075,664
                                             =========== =========== ===========

  Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $70,000 and $63,000 at December 31, 1997 and 1998, respectively.

  A reconciliation of the statutory federal income tax provision to the reported tax provision on income is as follows:

                                                Year Ended December 31,
                                          -------------------------------------
                                             1996         1997         1998
                                          -----------  -----------  -----------
   Income tax based on federal statutory
    rate................................  $ 4,974,000  $ 5,447,297  $12,976,482
   State income taxes...................      464,186      415,354    1,443,203
   Effect of foreign income taxes at
    lower tax rates.....................   (1,128,282)  (1,478,751)  (2,521,479)
   Valuation allowance and other........      317,882      851,100      511,794
                                          -----------  -----------  -----------
                                          $ 4,627,786  $ 5,235,000  $12,410,000
                                          ===========  ===========  ===========

                             TARRANT APPAREL GROUP

  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets are as follows:

                                                           December 31,
                                                      ------------------------
                                                         1997         1998
                                                      -----------  -----------
     Current deferred tax assets:
       Provision for doubtful accounts and unissued
        credits...................................... $   370,691  $   763,218
       Provision for other reserves..................     363,309      664,495
       Deferred compensation and benefits............     150,108      220,863
       State taxes...................................     242,724      655,745
                                                      -----------  -----------
         Total current deferred tax assets...........   1,126,832    2,304,321
     Current deferred tax liabilities:
       Accounts receivable valuation.................    (479,929)    (308,930)
       Other.........................................    (858,373)  (1,600,620)
                                                      -----------  -----------
                                                       (1,338,302)  (1,909,550)
     Valuation allowance for deferred tax assets.....    (371,487)    (371,487)
                                                      -----------  -----------
     Net current deferred tax asset (liability)...... $  (582,957) $    23,284
                                                      ===========  ===========

8. Commitments and Contingencies

  The Company has entered into various noncancelable operating lease agreements, principally for executive office, warehousing facilities and production facilities with unexpired terms in excess of one year. The future minimum lease payments under these noncancelable operating leases are as follows:

                                                             Related
                                                              Party     Other
                                                            ---------- --------
     1999.................................................. $1,268,898 $169,395
     2000..................................................  1,298,666  132,592
     2001..................................................  1,298,666  112,334
     2002..................................................  1,329,924   43,414
     2003..................................................  1,329,924       --
     Thereafter............................................    336,774       --
                                                            ---------- --------
       Total future minimum lease payments................. $6,862,852 $457,735
                                                            ========== ========

  Certain of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, of the premises. Total rent expense under the operating leases amounted to approximately $1,535,000, $1,509,000 and $1,768,000 for 1996, 1997 and 1998, respectively.

  The Company had open letters of credit of $14,432,000 and $18,276,000 as of December 31, 1997 and 1998, respectively.

  The Company has two employment contracts dated January 1, 1998 with two executives providing for base compensation and other incentives. Commitments under these agreements for base compensation amount to $1,000,000 for each of the two executives annually through December 31, 2002. Each contract also provides for annual bonuses of up to $2,000,000 for each executive and vesting of stock options based on attaining specified performance criteria. In addition, in connection with two acquisitions (see Notes 5 and 16) the Company has or will enter into employment agreements with two additional executives. Such agreements extend through 2002

                             TARRANT APPAREL GROUP
and initially provide for base compensation of $1,350,000, annually, increasing to $1,450,000 over the term. These agreements also provide for cash bonuses and vesting of stock options based on attaining specified performance criteria.

  The Company recorded a $400,000 charge in other expense during the year ended December 31, 1996 to reflect potential obligations to the Chairman and President with respect to an agreement entered into concurrently with the Offering.

  The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, resolution of such matters will not have a material effect on its financial position or results of operations.

  On November 14, 1997, the Federal judge in the civil lawsuit brought by the American Textile Manufacturers Institute ("ATMI") against, among others, the Company, Gerard Guez, its Chairman and Chief Executive Officer, and Todd Kay, its President, dismissed, with prejudice, ATMI's complaint. On December 22, 1997, the judge granted ATMI's motion to excuse himself from the case, and denied ATMI's motion to vacate the decision and judgment previously entered dismissing the case. On May 21, 1998, the dismissal of ATMI's complaint and denial of ATMI's motion to vacate the decision and judgment previously entered was reaffirmed. On June 5, 1998, ATMI filed a motion to appeal these decisions which is currently pending. In the opinion of the Company's management, resolution of such matter will not have a material effect on its financial position or results of operations.

9. Equity

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

  The Company's 1995 Stock Option Plan, as amended and restated in January 1997 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 2,600,000 shares (as adjusted for a stock split effective May 1998) of the Company's common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant. The Plan was also amended to expand the types of awards which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits.

  In October 1998 the Company granted 1,000,000 non-qualified stock options not under the Plan. The options were granted to the Chairman and President of the Company at $13.50 per share, the closing sales price of the Common Stock on the day of the grant. The options expire in 2008 and vest over four years, subject to certain performance criteria.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6%

                             TARRANT APPAREL GROUP
for 1996, 1997 and 1998; dividend yields of 0% for 1996, 1997 and 1998;
weighted-average volatility factors of the expected market price of the Company's common stock of 0.52 for 1996, 0.53 for 1997 and 0.58 for 1998; and a weighted-average expected life of the option of four years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 1996       1997       1998
                                              ---------- ---------- -----------
     Pro forma net income.................... $9,682,000 $9,999,000 $21,251,000
     Pro forma earnings per share............ $     0.74 $     0.75 $      1.56

  A summary of the Company's stock option activity, and related information for the years ended December 31 (as adjusted for a two-for-one stock split effective May 8, 1998) follows:

                                    1996                      1997                      1998
                          ------------------------- ------------------------- -------------------------
                                        Weighted                  Weighted                  Weighted
                                        Average                   Average                   Average
                           Options   Exercise Price  Options   Exercise Price  Options   Exercise Price
                          ---------  -------------- ---------  -------------- ---------  --------------
Outstanding at beginning
 of year................  1,091,330      $4.50      1,495,110      $5.38      1,419,734      $ 5.64
 Granted................    752,000       6.09         78,000       7.62      1,624,000       13.94
 Exercised..............   (104,552)      3.64       (115,376)      4.30       (532,137)       6.28
 Forfeited..............   (243,668)      4.40        (38,000)      3.59       (110,000)       6.53
                          ---------      -----      ---------      -----      ---------      ------
Outstanding at end of
 year...................  1,495,110      $5.38      1,419,734      $5.64      2,401,597      $11.06
                          =========      =====      =========      =====      =========      ======
Exercisable at end of
 year...................    296,328                   568,566                   759,667
Weighted average per
 option fair value of
 options granted during
 the year...............                 $2.97                     $1.71                     $ 7.22

  Exercise prices for options outstanding as of December 31, 1998 ranged from 1,019,722 options at $3.00 to $9.40, 1,363,375 options at $13.50 to $18.50 and
18,500 options at $31.00 to $33.125. The weighted average remaining contractual life of those options is 8.9 years. Options vest over a period of three or four years from respective grant dates.

10. Earnings Per Share

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

                             TARRANT APPAREL GROUP

  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                  Year Ended December 31,
                                            -----------------------------------
                                               1996        1997        1998
                                            ----------- ----------- -----------
Basic EPS Computation:
 Numerator................................. $10,001,626 $10,786,464 $24,665,664
 Denominator:
  Weighted average common shares
   outstanding.............................  13,015,866  13,175,256  13,519,517
                                            ----------- ----------- -----------
    Total shares...........................  13,015,866  13,175,256  13,519,517
                                            ----------- ----------- -----------
Basic EPS.................................. $      0.77 $      0.82 $      1.82
                                            =========== =========== ===========
Diluted EPS Computation:
 Numerator................................. $10,001,626 $10,786,464 $24,665,664
 Denominator:
  Weighted average common shares
   outstanding.............................  13,015,866  13,175,256  13,519,517
  Incremental shares from assumed exercise
   of options..............................      79,796     391,998     897,333
                                            ----------- ----------- -----------
    Total shares...........................  13,095,662  13,567,254  14,416,850
                                            ----------- ----------- -----------
Diluted EPS................................ $      0.76 $      0.80 $      1.71
                                            =========== =========== ===========

11. Supplemental Schedule of Cash Flow Information

                                                  1996       1997       1998
                                               ---------- ---------- ----------
   Cash paid for interest..................... $  526,000 $  660,000 $2,079,000
                                               ========== ========== ==========
   Cash paid for income taxes................. $6,036,000 $2,825,000 $7,816,000
                                               ========== ========== ==========

12. Related-Party Transactions

  Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                     1996      1997      1998
                                                   -------- ---------- --------
   Sales to related parties....................... $387,000 $3,531,000 $     --
   Purchases from related parties.................   19,000    620,000  725,000

  As of December 31, 1997 and 1998, noncombined affiliates were indebted to the Company in the amounts of $3,000 and $2.1 million respectively. Total interest paid by noncombined affiliates and the Chairman and President was $71,000 and $195,000 for the years ended December 31, 1997 and 1998, respectively.

  The Company has, from time to time, advanced funds to officers including the Chairman and President and to corporations owned by the Chairman and President. The maximum outstanding amounts of such loans during 1997 and 1998 were $1.6 million and $4.0 million, respectively. Loans made to these persons in 1997 and 1998 bore interest at the rate of 7% per annum.

  In each of 1997 and 1998, the Company advanced an aggregate of $2.0 million to a corporation controlled by parties related to one of the Original Shareholders. Such advances were repaid within 90 days.

                             TARRANT APPAREL GROUP

  Under lease agreements entered into between the Company and two entities owned by the Chairman and President, the Company paid $1,241,000 in 1997 and $1,269,000 in 1998, for rent for office and warehouse facilities.

  In 1998, a California limited liability company owned by the Chairman and President of the Company purchased 2,300,000 shares of the Common Stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. On December 1, 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of the Company in Mexico. The Company transferred $3.0 million of trim inventory to Tag-It in December 1998. This arrangement is terminable by either the Company or Tag-It at any time. The Company believes that the terms of this arrangement, which is subject to the acceptance of the Company's customers, are no less favorable to the Company than could be obtained from unaffiliated third parties.

13. Operations by Geographic Areas

  The Company operates primarily in one industry segment, the design, manufacturing and importation of private label, moderately-priced, casual apparel. Information about the Company's operations in the United States and Asia is presented below. Intercompany revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                      Adjustments
                                                          and
                          United States     Asia     Eliminations      Total
                          ------------- ------------ -------------  ------------
1996
Sales.................... $226,920,000  $  2,941,000 $          --  $229,861,000
Intercompany sales.......           --   140,167,000  (140,167,000)           --
                          ------------  ------------ -------------  ------------
Total revenue............ $226,920,000  $143,108,000 $(140,167,000) $229,861,000
                          ============  ============ =============  ============
Income from operations... $  9,479,000  $  6,980,000 $          --  $ 16,459,000
                          ============  ============ =============  ============
Total assets............. $ 51,150,000  $ 41,675,000 $ (29,405,000) $ 63,420,000
                          ============  ============ =============  ============
1997
Sales.................... $252,136,000  $  7,956,000 $          --  $260,092,000
Intercompany sales.......           --   148,613,000  (148,613,000)           --
                          ------------  ------------ -------------  ------------
Total revenue............ $252,136,000  $156,569,000 $(148,613,000) $260,092,000
                          ============  ============ =============  ============
Income from operations... $  8,581,000  $  8,499,000 $          --  $ 17,080,000
                          ============  ============ =============  ============
Total assets............. $ 56,352,000  $ 46,656,000 $ (31,147,000) $ 71,861,000
                          ============  ============ =============  ============
1998
Sales.................... $345,685,000  $ 32,471,000 $          --  $378,156,000
Intercompany sales.......   11,289,000   151,957,000  (163,246,000)           --
                          ------------  ------------ -------------  ------------
Total revenue............ $356,974,000  $184,428,000 $(163,246,000) $378,156,000
                          ============  ============ =============  ============
Income from operations... $ 24,751,000  $ 13,820,000 $          --  $ 38,571,000
                          ============  ============ =============  ============
Total assets............. $143,211,000  $ 78,431,000 $ (67,751,000) $153,891,000
                          ============  ============ =============  ============

  The Company commenced sourcing operations in Mexico in 1997. Sales of such operations were approximately $104 million and $19 million in 1998 and 1997, respectively, and total assets at December 31, 1998 and 1997 were $1.1 million and $0, respectively.

                             TARRANT APPAREL GROUP

14. Employee Benefit Plans

  On August 1, 1992, Tarrant HK established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant HK. Participants may contribute up to 5% of their salary to the plan. Annual matching contributions are made by the Company. Costs of the plan charged to operations for 1996, 1997 and 1998 amounted to approximately $46,000, $59,000 and $84,000, respectively.

  On July 1, 1994, the Parent Company established a defined contribution retirement plan covering all of its U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of the Parent Company. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. The Company's contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, the Company may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 1996, 1997 and 1998 amounted to approximately $121,000, $143,000 and $166,000, respectively.

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

15. LDA Option

  On October 22, 1998, Limited Direct Associates LP, an entity 100% owned by The Limited ("LDA"), acquired 1,000,000 shares of the Company's Common Stock (or approximately 7.2% of the Common Stock outstanding as of March 1, 1999). The shares were acquired through the exercise of an option granted by Mr. Guez and Mr. Kay to LDA at the time of the Company's initial public offering. The option granted LDA the right to purchase 10% of the total shares of Common Stock outstanding at the time of the initial public offering, or 1,299,998 shares, at a price of $3.60 per share (as adjusted for a two-for-one stock split effective May 8, 1998). The transaction was done on a cashless basis, whereby Mr. Guez and Mr. Kay transferred ownership of 1,000,000 shares to LDA and, in lieu of receiving cash, Mr. Guez and Mr. Kay retained ownership of the remaining 299,998 shares. The 1,000,000 shares are subject to a lockup provision, which prohibits LDA from selling the shares until October 9, 1999. Messrs. Guez and Kay will continue to have the right to vote the shares for one year following the exercise of the option, and will also have a right of first refusal to purchase such shares, subject to certain exceptions.

16. Subsequent Events--Acquisitions (unaudited)

  On February 22, 1999, the Company agreed to purchase certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters. The purchase price will consist of $22 million in cash payable on May 6, 1999 and two million shares (the "Shares") of the Company's Common Stock. The Shares will be distributed to the sellers in three equal installments on the first three anniversary dates of the closing date; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and (ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distribution of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the Shares. Closing is anticipated to occur on April 1, 1999.

                             TARRANT APPAREL GROUP

  On December 2, 1998, the Company contracted with an affiliate of the seller of the denim mill described above for the construction of a turn-key facility near Puebla, Mexico for the production of twill fabric which will also house ancillary facilities. The cost of this facility will be the sum of (i) the cost of construction and equipment installed, which cost will not include operating expenses, estimated to be approximately $47 million, and (ii) a promissory note of the Company (the "Note") in the principal amount of $28 million.

17. Quarterly Results of Operations (Unaudited)

  The following is a summary of the quarterly results of operations for the years ended December 31, 1996, 1997 and 1998:

                                       Quarter Ended
                         ------------------------------------------ Year Ended
                         March 31 June 30  September 30 December 31 December 31
                         -------- -------- ------------ ----------- -----------
                                 (In thousands, except per share data)
1996
Net sales............... $42,093  $ 68,870   $ 50,008     $68,890    $229,861
Gross profit............   7,067    11,267      8,237      11,002      37,573
Operating income........   2,360     5,504      3,739       4,856      16,459
Net income.............. $ 1,490  $  3,558   $  2,209     $ 2,745    $ 10,002
Net income per common
 share:
  Basic................. $   .11  $    .27   $    .17     $   .21    $   0.77
  Diluted............... $   .11  $    .27   $    .17     $   .21    $   0.76
Weighted average shares
 outstanding:
  Basic.................  13,000    13,000     13,000      13,064      13,016
  Diluted...............  13,000    13,030     13,026      13,326      13,096

1997
Net sales............... $53,605  $ 73,879   $ 69,218     $63,391    $260,093
Gross profit............   8,782    11,068      9,690       9,557      39,097
Operating income........   3,393     5,091      4,063       4,533      17,080
Net income.............. $ 2,022  $  3,265   $  2,711     $ 2,789    $ 10,787
Net income per common
 share:
  Basic................. $   .15  $    .25   $    .21     $   .21    $    .82
  Diluted............... $   .15  $    .24   $    .20     $   .21    $    .80
Weighted average shares
 outstanding:
  Basic.................  13,110    13,178     13,202      13,210      13,176
  Diluted...............  13,544    13,592     13,612      13,520      13,568

1998
Net sales............... $64,257  $100,100   $114,948     $98,850    $378,155
Gross profit............  10,947    20,265     19,690      20,176      71,078
Operating income........   4,558    11,674     11,374      10,965      38,571
Net income.............. $ 2,780  $  7,223   $  7,094     $ 7,569    $ 24,666
Net income per common
 share:
  Basic................. $   .21  $    .54   $    .52     $   .55    $   1.82
  Diluted............... $   .20  $    .51   $    .49     $   .50    $   1.71
Weighted average shares
 outstanding:
  Basic.................  13,281    13,432     13,592      13,773      13,520
  Diluted...............  13,756    14,254     14,454      15,204      14,417

                                                                     SCHEDULE II

                             TARRANT APPAREL GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                                      Additions
                          Balance at  Charged to    Additions
                         Beginning of Costs and     Charged to              Balance at
                             Year      Expenses   Other Accounts Deductions End of Year
                         ------------ ----------  -------------- ---------- -----------
For the year ended
 December 31, 1996
 Allowance for returns
  and discounts.........  $2,347,750  $(432,594)      $ --         $ --     $1,915,156
                          ==========  =========       =====        =====    ==========
For the year ended
 December 31, 1997
 Allowance for returns
  and discounts.........  $1,915,156  $(359,344)      $ --         $ --     $1,555,812
                          ==========  =========       =====        =====    ==========
For the year ended
 December 31, 1998
 Allowance for returns
  and discounts.........  $1,555,812  $ 691,194       $ --         $ --     $2,247,006
                          ==========  =========       =====        =====    ==========

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 1999.

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

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ Gerard Guez             Chairman, Chief Executive       March 8, 1998
____________________________________  Officer and Director
            Gerard Guez               (Principal Executive
                                      Officer)

           /s/ Todd Kay              President and Director          March 8, 1998
____________________________________
              Todd Kay

       /s/ Mark B. Kristof           Vice President--Finance,        March 8, 1998
____________________________________  Chief Financial Officer and
          Mark B. Kristof             Director (Principal
                                      Financial and Accounting
                                      Officer)

      /s/ Karen S. Wasserman         Executive Vice President,       March 8, 1998
____________________________________  General Merchandising
         Karen S. Wasserman           Manager and Director

          /s/ Barry Aved             Director                        March 8, 1998
____________________________________
             Barry Aved

       /s/ James R. Miller           Director                        March 8, 1998
____________________________________
          James R. Miller

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
 10.23.1 Employment Agreement effective January 1, 1998, between the Company and Gerard Guez
 10.24.1 Employment Agreement effective January 1, 1998, between the Company and Todd Kay
 10.58.1 Letter Agreement dated October 1, 1997 regarding Accounts Receivable
         Financing Agreement
 10.65   Partnership Interest Purchase Agreement, dated as of July 2, 1998, among Rocky Acquisition, LLC, Tarrant Apparel Group, Limited Direct
         Associates, L.P., Rocky Apparel, Inc., and Gabriel Manufacturing
         Company
 10.66   Escrow Agreement made as of July 2, 1998, by and among Tarrant Apparel
         Group, Gabriel Manufacturing Company and Rocky Apparel, Inc.
 10.67   Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de
         C.V.
 10.68   Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. De R.L. de C.V., Jamil Textil, S.A. de C.V.,
         Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides
         Montes De Oca
 23      Consent of Ernst & Young LLP
 27      Financial Data Summary