Form 10-K405/A
period 1998-12-31
TARRANT APPAREL GROUP
filed 1999-03-17
CIK 944948

     As filed with the Securities and Exchange Commission on March 17, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ Gerard Guez             Chairman, Chief Executive       March 8, 1999
____________________________________  Officer and Director
            Gerard Guez               (Principal Executive
                                      Officer)

           /s/ Todd Kay              President and Director          March 8, 1999
____________________________________
              Todd Kay

       /s/ Mark B. Kristof           Vice President--Finance,        March 8, 1999
____________________________________  Chief Financial Officer and
          Mark B. Kristof             Director (Principal
                                      Financial and Accounting
                                      Officer)

      /s/ Karen S. Wasserman         Executive Vice President,       March 8, 1999
____________________________________  General Merchandising
         Karen S. Wasserman           Manager and Director

          /s/ Barry Aved             Director                        March 8, 1999
____________________________________
             Barry Aved

       /s/ James R. Miller           Director                        March 8, 1999
____________________________________
          James R. Miller