Form 10-Q
period 1999-03-31
TARRANT APPAREL GROUP
filed 1999-05-10
CIK 944948

      As filed with the Securities and Exchange Commission on May 8, 1999.
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1999

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

                                                               Yes [X]   No  [ ]


Number of shares of Common Stock of the registrant outstanding as of May 3, 1999: 15,942,205.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                PAGE
                                                                ----

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets at March 31, 1999
        and December 31, 1998 (Audited)........................   3

        Consolidated Statements of Income for the
        Three Months Ended March 31, 1999 and March 31, 1998...   4

        Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1999 and March 31, 1998...   5

        Notes to Consolidated Financial Statements.............   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................   9

                      PART II.  OTHER INFORMATION

Item 1. Legal Proceedings......................................  15

Item 2. Changes in Securities..................................  15

Item 3. Defaults Upon Senior Securities........................  15

Item 4. Submission of Matters to a Vote of Security Holders....  15

Item 5. Other Information......................................  15

Item 6. Exhibits and Reports on Form 8-K.......................  15

        SIGNATURES.............................................  16

        INDEX TO EXHIBITS......................................  17

                    PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
            --------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                   March 31,          December 31,
                                                                     1999                 1998
                                                                 --------------    ---------------
                           ASSETS                                 (Unaudited)
                                                                                   C>
Current assets:
  Cash and cash equivalents...................................   $    2,059,098          4,318,520
  Accounts receivable, net....................................       54,958,442         65,946,055
  Due from affiliates.........................................          290,721          2,143,527
  Due from officers...........................................        5,075,543          4,477,461
  Inventory...................................................       51,248,173         49,230,847
  Temporary quota.............................................        3,228,527          1,192,888
  Prepaid expenses............................................        1,693,975          1,527,392
  Prepaid income taxes........................................          478,050            501,334
                                                                 --------------    ---------------
       Total current assets...................................      119,032,529        129,338,024

Property and equipment, net...................................        5,823,774          5,306,308
Permanent quota, net..........................................          859,167            245,464
Other assets..................................................       11,525,101          4,468,517
Excess of cost over fair value of net assets acquired.........       20,090,659         14,532,193
                                                                 --------------    ---------------
       Total assets...........................................   $  157,331,230        153,890,506
                                                                 ==============    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings.............................................   $   31,419,406    $    33,288,267
  Accounts payable............................................       19,133,267         24,200,202
  Accrued expenses............................................        7,451,099          8,738,522
  Due to affiliates...........................................        1,890,421                 --
  Income taxes................................................        6,514,921          5,048,288
  Deferred tax liability......................................           50,785                 --
  Current portion of long-term obligations....................          969,732            981,124
                                                                 --------------    ---------------
       Total current liabilities..............................       67,429,631         72,256,403
Long-term obligations.........................................        4,500,464          2,424,439
                                                                 --------------    ---------------
       Total liabilities......................................       71,930,095         74,680,842

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none
     issued and outstanding...................................               --                 --
  Common stock, no par value, 20,000,000 shares
     authorized; 13,942,205 shares (1999) and 13,832,955
     shares (1998), issued and outstanding....................       23,882,671         22,290,539
  Contributed capital.........................................        1,434,259          1,434,259
  Retained earnings...........................................       60,084,205         55,484,866
                                                                 --------------    ---------------
       Total shareholders' equity.............................       85,401,135         79,209,664
                                                                 --------------    ---------------
       Total liabilities and shareholders' equity.............   $  157,331,230    $   153,890,506
                                                                 ==============    ===============

                            See accompanying notes.

                           TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended March 31,
                                                          --------------------------------
                                                               1999              1998
                                                          --------------------------------
                                                                    (Unaudited)
Net sales                                                 $   84,063,292    $   64,257,177
Cost of sales                                                 68,075,452        53,309,710
                                                          ---------------   --------------
Gross profit                                                  15,987,840        10,947,467
Selling and distribution expenses                              2,820,515         2,097,921
General and administrative expenses                            4,765,026         4,191,702
Amortization of excess of cost over fair value
   of net assets acquired..............................          466,459           100,000
                                                          ---------------   --------------
Income from operations.................................        7,935,840         4,557,844
Interest expense.......................................         (858,442)         (324,262)
Interest income........................................          191,559            51,118
Other income...........................................           30,382            65,659
                                                          ---------------   --------------
Income before provision for income taxes...............        7,299,339         4,350,359
Provision for income taxes.............................       (2,700,000)       (1,570,000)
                                                          ---------------   --------------
Net income.............................................   $    4,599,339    $    2,780,359
                                                          ===============   ==============
Net income per share
     Basic.............................................   $         0.33    $         0.21
                                                          ===============   ==============
     Diluted...........................................   $         0.30    $         0.20
                                                          ===============   ==============
Weighted average common and common equivalent shares
     Basic.............................................       13,853,461        13,281,262
                                                          ===============   ==============
     Diluted...........................................       15,524,066        13,756,100
                                                          ===============   ==============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                              -------------------------------------
                                                                       1999               1998
                                                              -------------------------------------
                                                                            (Unaudited)
Operating activities
Net income...................................................    $     4,599,339    $     2,780,359
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization..............................            888,420            265,067
  Loss on sale of fixed assets...............................                 --             43,375
  Deferred taxes.............................................             74,069                 --
  Provision for returns and discounts........................           (351,492)           225,670
  Changes in operating assets and liabilities:
      Accounts receivable....................................         11,339,105        (20,190,231)
      Due from affiliates and officers.......................          3,145,145         (1,805,027)
      Inventory..............................................         (2,017,326)         1,208,486
      Temporary quota........................................         (2,035,639)        (1,085,586)
      Prepaid expenses.......................................           (166,583)          (887,686)
      Accounts payable.......................................         (5,066,935)           932,587
      Accrued expenses.......................................            179,211          1,747,120
                                                                 ----------------   ----------------
      Net cash provided by (used in) operating activities....          10,587,314        (16,765,866)
                                                                 ----------------   ---------------

Investing activities
Purchase of fixed assets.....................................           (424,180)           (53,232)
Acquisition of MGI...........................................                 --         (6,050,000)
Acquisition of CMG...........................................         (4,275,000)                --
Purchase of permanent quota..................................           (705,474)           (29,445)
Increase in other assets.....................................         (7,056,985)                --
                                                                 ----------------   ---------------
      Net cash used in investing activities..................        (12,461,639)        (6,132,677)
                                                                 ----------------   ---------------
Financing activities
Bank borrowings, net.........................................         (1,880,253)        17,917,330
Issuance of short-term debt..................................                 --          1,000,000
Paydown of long term obligations.............................            (96,975)                --
Exercise of stock options including related tax benefit......          1,592,132          1,174,986
                                                                 ----------------   ---------------
     Net cash provided by (used in) financing activities.....           (385,097)        20,092,316
                                                                 ----------------   ---------------
Decrease in cash and cash equivalents........................         (2,259,422)        (2,806,227)
Cash and cash equivalents at beginning of period.............          4,318,520          5,305,129
                                                                 ----------------   ---------------
Cash and cash equivalents at end of period...................    $     2,059,098    $     2,498,902
                                                                 ================   ===============

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

     The consolidated financial data at December 31, 1998 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Assets and liabilities of the Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currency in which the Company transacts business is the Hong Kong dollar. Foreign currency gains and losses resulting from translation of assets and liabilities are included in the statements of income. Historically, such gains and losses have been immaterial. A majority of all significant transactions in Mexico are transacted in U.S. dollars.

3.   Accounts Receivable

     Accounts receivable consists of the following:

                                              March 31,          December 31,
                                                1999                1998
                                        -----------------   ----------------
   U.S. trade accounts receivable.....   $    56,345,182    $     53,693,368
   Foreign trade accounts receivable..         9,956,166           8,406,558
   Due (to) from factor...............       (11,234,169)          4,725,869
   Other receivables..................         1,786,778           1,367,266
   Allowance for returns and discounts        (1,895,515)         (2,247,006)
                                        -----------------   ----------------
                                         $    54,958,442    $     65,946,055
                                        =================   ================

     Due (to) from factor consists of $3.6 million and $5.7 million of unmatured accounts receivable assigned to the factor, less $14.8 million and $1.0 million of advances received from the factor, at March 31, 1999 and December 31, 1998, respectively. Effective January 1, 1998, the Company substantially eliminated its use of the factor.

                             TARRANT APPAREL GROUP

                                  (Unaudited)

4.      Inventory

Inventory consists of the following:                March 31,          December 31,
                                                       1999                1998
                                                 ---------------  -----------------
Raw materials
      Fabric and trim accessories..............   $   14,634,096   $     10,424,416
      Raw cotton...............................          872,826          1,043,449
   Work-in-process.............................        7,646,702          7,620,403
   Finished goods shipments-in-transit.........        5,590,822         10,331,867
   Finished goods..............................       22,503,727         19,810,712
                                                 ---------------  -----------------
                                                  $   51,248,173   $     49,230,847
                                                 ===============  =================

5.   Bank Borrowings

     Bank borrowings consist of the following:

                                            March 31,          December 31,
                                               1999                1998
                                         ---------------  -----------------
   Import trade bills payable..........   $    3,628,010   $      4,466,119
   Direct bank acceptances.............       13,311,617         16,969,565
   Other Hong Kong credit facilities...              ---             47,603
   United States credit facilities.....       14,479,779         11,804,980
                                         ---------------  -----------------
                                          $   31,419,406   $     33,288,267
                                         ===============  =================

6.   Acquisition of Chazzz

     On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs, produces and sells private label and "CHAZZZ"(R) branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears and Mervyns. The purchase price consisted of (i) $4,275,000 and an amount equal to seller's cost of the inventory purchased, payable in cash on closing, (ii) a $2,500,000 noninterest-bearing promissory note payable in three equal annual installments on the first three anniversary dates of the closing convertible into 62,550 shares of common stock of the Company, (iii) $500,000 payable in two equal installments of $250,000 on the second and third anniversary dates of closing, and (iv) $1,500,000 payable in three equal installments of $500,000 on the first three anniversary dates of closing provided the CMG Division meets specified net sales and pretax income requirements. The purchase price paid on closing was financed by the Company from its cash flow from operations. The Company was granted a security interest in the 62,550 shares to secure the performance of obligations under the purchase agreement, including, without limitation, the indemnification obligations. This transaction has been accounted for as a purchase, and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The operations of CMG have been included with those of the Company commencing on March 23, 1999.

     The Company has entered into an employment agreement with Charles Ghailian, the sole shareholder of CMG, under which he is employed as President - Chazzz Division of the Company for a term commencing on March 23, 1999 and ending on March 31, 2002, and will be paid an annual base salary of $480,000. In the event the Company terminates his employment without cause, Mr. Ghailian shall be entitled to receive a lump sum payment of $480,000. In addition, Mr. Ghailian has agreed not to compete with the Company during the two years following the termination of his employment for any reason.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

General

     The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, as well as Target Stores and Mervyns (divisions of Dayton Hudson), Abercrombie & Fitch, Sears and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

     The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the third quarter of 1997, the Company has substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments, through its office in Tehuacan, Mexico ("Tag Mex"). The Company has also commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that these strategies will create a more diversified sourcing base, increase the Company's access to emerging providers of low cost production, enhance the proximity of the Company's sourcing base to the Company's customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

     On February 22, 1999, the Company agreed to acquire a denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. The purchase price for such mill consisted of $22 million in cash paid on May 7, 1999 and two million shares of the Common Stock of the Company issued upon closing of this acquisition on April 1, 1999.

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

     On February 23, 1998, the Company acquired certain assets of Marshall Gobuty International U.S.A., Inc. and MGI International Limited which design, contract for the manufacture of and sell private label apparel for men and boys to national retailers, including J.C. Penney (the "MGI Acquisition"). On July 2, 1998, the Company acquired Rocky Apparel, L.P. which designs, contracts for the manufacture of and sells private label apparel for men and women to national retailers, including Abercrombie & Fitch and three divisions of The Limited (the
"Rocky Acquisition").   On March 23, 1999, the Company acquired certain assets
of CMG, Inc. which designs, produces and sells private label and "CHAZZZ"(R) branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears and Mervyns (the "Chazzz Acquisition").

     On April 27, 1999, the Company and Burlington Industries, Inc. announced that they had signed a letter of intent to form a 50/50 joint venture company to produce denim and twill casual apparel products in Mexico for branded customers. This transaction is subject to standard conditions, including due diligence, regulatory and Board approvals of both companies.

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

     Acquisition Strategy. A principal component of the Company's growth strategy is to acquire smaller apparel manufacturers with customers or product lines that complement the Company's existing business. The Company's ability to maintain or exceed its historical growth rate may depend in part on its ability to execute successfully its acquisition strategy. The successful execution of this strategy will depend on the Company's ability to identify and to compete for appropriate acquisition candidates, to consummate such acquisitions on terms favorable to the Company (including obtaining acquisition financing, if necessary), to retain and expand the sales and profitability of the acquired businesses and to integrate the acquired businesses into its product development, manufacturing, marketing, financial control and data processing systems. See "--Management of Growth." The success of the Company's acquisition strategy also is subject to the Company's ability to anticipate the changes that continued growth would impose on these systems and management. There can be no assurance that the Company will be successful in executing its strategy. Although the Company regularly evaluates potential acquisition candidates, and believes that numerous acquisition opportunities exist due, in part, to the adverse effect on the earnings of many apparel manufacturers of the continuing consolidation in its industry, there are no existing commitments or agreements with respect to any acquisition, other than as described above.

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

     Economic Conditions. The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company's results of operations. In addition, certain retailers, including some of the Company customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such retailers. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

     Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately two thirds and one-half of the Company's net sales in 1998 and the first quarter of 1999, respectively. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

     Dependence on Contract Manufacturers. All of the Company's products, with the exception of certain test runs and samples, are manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a material adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

     Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited, require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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

     Year 2000 Issue. The Year 2000 issue is primarily the result of computer programs being written using two-digits, as opposed to four digits, to indicate the year. Any of the Company's computer programs or hardware that have time-sensitive software or embedded chips may be unable to interpret dates beyond the year 1999. This could result in a system failure or miscalculations, leading to disruption in operation of such systems, including, among other things, inability to process transactions, send invoices or engage in similar normal business activities. In 1997, the Company designated the MIS department to coordinate the project of Year 2000 compliance.

     The Company is currently evaluating, replacing or upgrading its information systems in an effort to make them Year 2000 compliant, and expects to have remediation efforts completed for its critical computer systems by June of 1999. This includes the implementation of a new packaged software system, hardware and EDI system for its U.S. and Mexico operations. The developer of this information system has provided the Company with written assurance that the system will correctly function across the year 2000, as verified by previous system tests. The Company's Hong Kong operations have completed remediation and expect to complete software and hardware upgrades, including testing, by July of 1999. The testing and remediation of voice/data communication systems, such as network hubs, routers and phone/voice mail, is expected to be completed by the end of the second quarter of 1999. Although the Company expects successful completion of remediation and testing by the target dates, foreign testing and implementation of procedures may not be as timely as in the United States.

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

     The costs associated with the Year 2000 Compliance Program are not expected to be substantial. To date, approximately $500,000 has been allocated to address the Year 2000 issue, substantially all of which had been incurred as of March 31, 1999. The Company does not expect future costs to have a material effect on the Company's financial condition or results of operations.

     While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of the new and upgraded information systems, or a failure to identify all Year 2000 dependencies in the Company's systems and the systems of its suppliers and customers could have material adverse consequences, including inability to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. The amount of potential loss of revenue cannot be reasonably estimated at this time.

     Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                            Three Months
                                           Ended March 31,
                                       ---------------------
                                          1999        1998
                                       ---------   ---------
Net sales..............................   100.0%      100.0%
Cost of sales..........................    81.0        82.9
                                       ---------   ---------
Gross profit...........................    19.0        17.1
Selling and distribution expenses......     3.4         3.3
General and administration expenses*...     6.2         6.7
                                       ---------   ---------
Operating income.......................     9.4         7.1
Interest expense.......................    (1.0)       (0.5)
Other income...........................     0.3         0.2
                                       ---------   ---------
Income before income taxes.............     8.7         6.8
Income taxes...........................    (3.2)       (2.5)
                                       ---------   ---------
Net income.............................     5.5%        4.3%
                                       =========   =========

     * Includes amortization of excess of cost over fair value of net assets acquired.

First Quarter 1999 Compared to First Quarter 1998

Net Sales increased by $19.8 million, or 30.8%, from $64.3 million in the first quarter of 1998 to $84.1 million in the first quarter of 1999. The increase in net sales included an aggregate increase in sales of $6.9 million to mass merchandisers and $10.0 million as a result of the MGI, Rocky and Chazzz Acquisitions (the "Acquisitions") as offset by an aggregate decrease of $2.6 million to divisions of The Limited. Excluding the Acquisitions, sales increased by $9.8 million, or 16.1% over last year. Overall, sales to divisions of The Limited in the first quarter of 1999 amounted to 44.7% of total net sales, as compared to 62.5% in the comparable prior period, whereas sales to mass merchandisers were 29.9% of total net sales as compared to 28.3% in the same period last year. Due to sales growth on account of both the Acquisitions and core business, particularly the new relationships with J.C. Penney, Mervyns and Abercrombie & Fitch, sales concentration with The Limited is expected to be maintained in the 40% range for the foreseeable future.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first quarter of 1999 was $16.0 million, or 19.0% of net sales, compared to $10.9 million, or 17.1% of net sales, in the comparable prior period, an increase in gross profit of 1.9%. The increase in the gross profit margin resulted from a decrease in inventory markdown, equivalent to 1.0% of net sales, and an overall favorable sourcing mix.

Selling and Distribution Expenses increased from $2.1 million in the first quarter of 1998 to $2.8 million in the first quarter of 1999. As a percentage of net sales, these expenses increased from 3.3% in the first quarter of 1998 to 3.4% in the first quarter of 1999. These increases included $1.5 million of expenses related to the Acquisitions and Tag Mex in the first quarter of 1999 as compared to $1.0 million of such expenses in the same period last year. After adjusting for the $509,000 increase in such expenses, selling and distribution expenses were $1.1 million in the first quarter of 1998 as compared to $1.3 million in the first quarter of 1999.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $4.3 million in the first quarter of 1998 to $5.2 million in the first quarter of 1999. As a percentage of net sales, these expenses decreased from 6.7% in the first quarter of 1998 to 6.2% in the first quarter of 1999. This percentage decrease included a decrease in bonus accruals, as offset by increases in amortization of the excess of cost over fair value of net assets acquired and expenses related to the Acquisitions and Tag Mex. Bonus accruals were $655,000 in the first quarter of 1998 as compared to $127,000 in the first quarter of 1999. After adjusting for $466,000 of amortization of the excess of cost over fair value of net assets acquired in the first quarter of 1999, as compared to $100,000 of such amortization in the first quarter of 1998, the $528,000 decrease in bonus accruals and expenses related to the Acquisitions and Tag Mex of $2.1 million in the first quarter of 1999 as compared to $1.4 million of such expenses in the first quarter of 1998, general and administrative expenses increased to $2.6 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998.

Operating Income in the first quarter of 1999 was $7.9 million, or 9.4% of net sales, compared to $4.6 million, or 7.1% of net sales, in the comparable prior period, an increase in operating income of 74.1% due to the factors described above. The 2.3% improvement in operating income as a percentage of net sales is attributable to a 0.4% decrease in operating expenses and a 1.9% increase in gross profit margin.

Other Income increased from $117,000 in the first quarter of 1998, or 0.2% of net sales, to $222,000 in the first quarter of 1999, or 0.3% of net sales. This increase primarily resulted from an increase in interest income from $51,000 in the first quarter of 1998 to $192,000 in the first quarter of 1999.

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

     During the first three months of 1999, net cash provided by operating activities was $10.6 million, which resulted primarily from net income of $4.6 million and a net increase in working capital items of $5.4 million, cash flow used in investing activities was $12.5 million, which primarily consisted of the Chazzz Acquisition and investment in capital expenditures related to vertical integration programs in Mexico, and cash flow used in financing activities equaled $0.4 million, a result of a $2.0 million reduction of bank borrowings, the issuance of a $2.5 million noninterest-bearing promissory note convertible into 62,550 shares of common stock of the Company to fund a portion of the Chazzz Acquisition and $1.6 million of proceeds from the exercise of stock options.

     The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of March 31, 1999, HKSB's U.S. dollar prime rate equaled seven and three-quarters percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of March 31, 1999, SCB's Hong Kong dollar prime rate equaled eight and three-quarters percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

     The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC") and The CIT Group/Commercial Services, Inc. ("CIT"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially eliminated its use of the factor. The Company may receive an advance from NBCC of up to 90% of accounts receivable, except receivables from Lerner New York, Structure and Target Stores. CIT will advance up to 100% of the amount of accounts receivable from Lerner New York, Structure and Target Stores plus an over-advance of up to $10 million, up to a maximum amount of $25 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of March 31, 1999, the prime rates equaled seven and three-quarters percent and the LIBOR rates averaged four and nine-tenths percent.

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

     The Company has financed its operations from its cash flow from operations, borrowings under its bank credit facilities and the proceeds from the exercise of stock options. The Company believes that these sources of cash should be sufficient to fund its existing operations for the foreseeable future.

     The Company has commenced a capital investment program in Mexico under which it will invest approximately $150 million in the acquisition of a denim mill and the construction of a facility which will produce twill and house ancillary facilities. The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. Through March 31, 1999, capital expenditure and working capital commitments aggregating $10.1 million and $0.9 million, respectively, have been made with respect to vertical integration programs initiated by the Company, excluding $22 million in cash payable May 6, 1999 and two million shares of the Common Stock of the Company issued upon closing of the acquisition of a denim mill on April 1, 1999. The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefor. There can be no assurance that such financing, if and when required, will be available on terms acceptable to the Company, or at all.

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

  Item 3.  Defaults Upon Senior Securities.     None.
           -------------------------------

  Item 4.  Submission of Matters to a Vote of Security Holders.  None.
           ---------------------------------------------------

  Item 5.  Other Information.   None.
           -----------------

  Item 6.  Exhibits and Reports on Form 8-K.
           --------------------------------

    (a) Exhibits: Reference is made to the Index to Exhibits on page 17 for a description of the exhibits filed as part of this Report on Form 10-Q.

    (b)    Reports on Form 8-K:  None.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TARRANT APPAREL GROUP


Date: May 8, 1999                     By: /s/ Mark B. Kristof
                                          -----------------------------
                                          Mark B. Kristof
                                          Vice President-Finance and
                                          Chief Financial Officer

                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number                   Description
------                   -----------

10.69 Agreement for Purchase of Assets effective as of the twenty-third day of March, 1999, by and among CMG, Inc., Charles Ghailian, CHAZZZ Acquisition, L.L.C. and the Company

10.70 Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and the Company

10.71         Non-Negotiable Promissory Note dated March 23, 1999

10.72 Escrow Agreement, by and among the Company, Tarrant Mexico, S. de R.L. de C.V. and Jamil Textil, S.A. de C.V. dated as of April 1, 1999.

10.73 Employment Agreement dated as of April 1, 1999 by and between Kamel Nacif and Tarrant Mexico, S. de R.L. de C.V.

27            Financial Data