Form 10-Q
period 1999-06-30
TARRANT APPAREL GROUP
filed 1999-08-12
CIK 944948

                     As filed with the SEC on August 12, 1999
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1999

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

                                                                Yes [X]  No  [ ]


Number of shares of Common Stock of the registrant outstanding as of July 27, 1999: 15,804,815.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX

                       PART I.  FINANCIAL INFORMATION                    PAGE
                                                                         ----
Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets at
          June 30, 1999 and December 31, 1998 (Audited).................   3

          Consolidated Statements of Income for the
          Three and Six Months Ended  June 30, 1999 and June 30, 1998...   4

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and June 30, 1998..............   5

          Notes to Consolidated Financial Statements....................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  10

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  19

Item 2.   Changes in Securities.........................................  19

Item 3.   Defaults Upon Senior Securities...............................  19

Item 4.   Submission of Matters to a Vote of Security Holders...........  19

Item 5.   Other Information.............................................  20

Item 6.   Exhibits and Reports on Form 8-K..............................  20

                SIGNATURES..............................................  21

                INDEX TO EXHIBITS.......................................  22

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                          June 30,          December 31,
                                                                            1999               1998
                                                                      ----------------  -----------------
                              ASSETS                                    (Unaudited)
Current assets:
 Cash and cash equivalents.......................................     $     4,032,928   $      4,318,520
 Accounts receivable, net........................................          60,487,027         65,946,055
 Due from affiliates.............................................           1,017,729          2,143,527
 Due from officers...............................................           6,193,063          4,477,461
 Inventory.......................................................          67,136,206         49,230,847
 Temporary quota.................................................           2,509,812          1,192,888
 Prepaid expenses................................................           3,244,425          1,527,392
 Deferred tax asset..............................................             389,257             23,284
 Prepaid income taxes............................................             478,050            478,050
                                                                      ----------------  -----------------
       Total current assets......................................         145,488,497        129,338,024

Property and equipment, net......................................          79,123,489          5,306,308
Permanent quota, net.............................................             758,809            245,464
Other assets.....................................................          11,344,816          4,468,517
Excess of cost over fair value of net assets acquired, net.......          20,094,079         14,532,193
                                                                      ----------------  -----------------
       Total assets..............................................     $   256,809,690   $    153,890,506
                                                                      ================  =================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank borrowings.................................................     $    62,786,311   $     33,288,267
 Accounts payable................................................          35,425,568         24,200,202
 Accrued expenses................................................           6,514,377          8,738,522
 Income taxes....................................................           9,074,432          5,048,288
 Current portion of long-term obligations........................             938,244            981,124
                                                                      ----------------  -----------------
       Total current liabilities.................................         114,738,932         72,256,403
Long-term obligations............................................           4,156,716          2,424,439
                                                                      ----------------  -----------------
       Total liabilities.........................................         118,895,648         74,680,842

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued
   and outstanding...............................................                  --                 --
  Common stock, no par value, 20,000,000 shares
   authorized; 15,698,705 shares (1999) and 13,832,955
   shares (1998), issued and outstanding.........................          70,743,412         22,290,539
  Contributed capital............................................           1,434,259          1,434,259
  Retained earnings..............................................          65,736,371         55,484,866
                                                                      ----------------  -----------------
       Total shareholders' equity................................         137,914,042         79,209,664
                                                                      ----------------  -----------------
       Total liabilities and shareholders' equity................     $   256,809,690   $    153,890,506
                                                                      ================  =================

                            See accompanying notes.

                             TARRANT APPAREL GROUP
                       CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                     ----------------------------     --------------------------------
                                                         1999            1998             1999              1998
                                                     ------------    ------------     ------------        ------------
                                                             (Unaudited)                        (Unaudited)
Net sales........................................    $109,761,967    $100,100,120     $193,825,258        $164,357,297
Cost of sales....................................      90,753,462      79,835,469      158,828,914         133,145,179
                                                     ------------    ------------     ------------        ------------
Gross profit.....................................      19,008,505      20,264,651       34,996,344          31,212,118
Selling and distribution expenses................       3,030,495       2,416,235        5,851,010           4,514,156
General and administrative expenses..............       5,688,901       5,874,666       10,453,927          10,066,369
Amortization of excess of cost over fair value            567,476         300,000        1,033,935             400,000
      of net assets acquired.....................
                                                     ------------    ------------     ------------        ------------
Income from operations...........................       9,721,633      11,673,750       17,657,472          16,231,593
Interest expense.................................      (1,172,801)       (547,305)      (2,031,243)           (871,567)
Interest income..................................          92,434          97,601          283,993             148,719
Other income.....................................         205,901          18,706          236,283              84,366
                                                     ------------    ------------     ------------        ------------
Income before provision for income taxes.........       8,847,167      11,242,752       16,146,505          15,593,111
Provision for income taxes.......................      (3,195,000)     (4,020,000)      (5,895,000)         (5,590,000)
                                                     ------------    ------------     ------------        ------------
Net income.......................................    $  5,652,167    $  7,222,752     $ 10,251,505        $ 10,003,111
                                                     ============    ============     ============        ============

Net income per share
     Basic.......................................    $       0.37    $       0.54     $       0.70        $       0.75
                                                     ============    ============     ============        ============
     Diluted.....................................    $       0.33    $       0.51     $       0.63        $       0.71
                                                     ============    ============     ============        ============

  Weighted average common and common
      equivalent shares outstanding
     Basic.......................................      15,361,364      13,432,451       14,607,413          13,356,856
                                                     ============    ============     ============        ============
     Diluted......................................     17,130,923      14,253,822       16,327,495          14,004,961
                                                     ============    ============     ============        ============


                            See accompanying notes.

                             TARRANT APPAREL GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended June 30,
                                                                     ----------------------------------
                                                                          1999                1998
                                                                     ---------------     --------------
                                                                                 (Unaudited)
Operating activities
Net income.........................................................  $    10,251,505    $    10,003,111
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Deferred tax provision..........................................         (365,973)           693,794
   Depreciation and amortization...................................        3,397,935            816,086
   Provision for returns and discounts.............................         (132,746)         1,224,277
   Changes in operating assets and liabilities:
      Accounts receivable..........................................        5,591,774        (46,323,490)
      Due from affiliates and officers.............................         (589,804)        (1,298,682)
      Inventory....................................................      (17,905,359)        (2,571,501)
      Temporary quota..............................................       (1,316,924)        (2,890,700)
      Prepaid expenses.............................................       (1,717,033)          (229,253)
      Accounts payable.............................................       11,225,366          4,762,661
      Accrued expenses.............................................       (2,442,426)         5,184,506
      Income taxes payable.........................................        4,026,143          1,691,464
                                                                     ---------------     --------------

      Net cash provided by (used in) operating activities..........       10,022,458        (28,937,727)
                                                                     ---------------     --------------

Investing activities
Purchase of fixed assets...........................................      (30,611,571)          (226,723)
Acquisition of MGI.................................................               --         (6,027,223)
Acquisition of CMG.................................................       (4,312,254)                --
Purchase of permanent quota........................................         (691,124)          (142,290)
Increase in other assets...........................................       (6,876,700)        (3,320,132)
                                                                     ---------------     --------------
      Net cash used in investing activities........................      (42,491,649)        (9,716,368)
                                                                     ---------------     --------------

Financing activities
Bank borrowings, net...............................................       29,498,044         30,667,049
Issuance of short-term debt........................................          (42,880)         1,000,000
Issuance of long-term debt.........................................         (440,723)         2,371,500
Exercise of stock options including related tax benefit............        3,169,158          1,616,938
                                                                     ---------------     --------------

      Net cash provided by financing activities....................       32,183,599         35,655,487
                                                                     ---------------     --------------

Decrease in cash and cash equivalents..............................         (285,592)        (2,998,608)

Cash and cash equivalents at beginning of period...................        4,318,520          5,305,129
                                                                     ---------------     --------------

Cash and cash equivalents at end of period.........................  $     4,032,928    $     2,306,521
                                                                     ===============    ===============


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

3. Accounts Receivable

        Accounts receivable consists of the following:

                                             June 30,          December 31,
                                               1999               1998
                                         ---------------    ----------------
U.S. trade accounts receivable........   $    62,234,658    $     53,693,368
Foreign trade accounts receivable.....        11,027,148           8,406,558
Due (to) from factor..................       (16,885,792)          4,725,869
Other receivables.....................         6,225,273           1,367,266
Allowance for returns and discounts...        (2,114,260)         (2,247,006)
                                         ---------------    ----------------
                                         $    60,487,027    $     65,946,055
                                         ===============    ================

          Due (to) from factor consists of $2.2 million and $5.7 million of unmatured accounts receivable assigned to the factor, less $19.1 million and $1.0 million of advances received from the factor, at June 30, 1999 and December 31, 1998, respectively. Effective January 1, 1998, the Company substantially eliminated its use of the factor for credit verification and approval purposes.

                             TARRANT APPAREL GROUP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)

4. Inventory

          Inventory consists of the following:

                                                   June 30,        December 31,
                                                    1999              1998
                                               --------------   ----------------
Raw materials
     Fabric and trim accessories............   $   20,070,464   $     10,424,416
     Raw cotton.............................        1,513,155          1,043,449
Work-in-process.............................       18,376,279          7,620,403
Finished goods shipments-in-transit.........        3,564,390         10,331,867
Finished goods..............................       23,611,918         19,810,712
                                               --------------   ----------------
                                               $   67,136,206   $     49,230,847
                                               ==============   ================

5. Property and Equipment

          Property and equipment, net consists of the following:

                                                June 30,        December 31,
                                                  1999             1998
                                            --------------   ----------------
Land...................................     $    1,332,109   $         85,000
Buildings...........................            11,198,694            559,240
Equipment, furniture and fixtures...            63,369,368          3,123,630
Leasehold improvements.................          2,130,750          1,322,765
Vehicles...............................          1,092,568            215,673
                                            --------------   ----------------
                                            $   79,123,489   $      5,306,308
                                            ==============   ================

6. Bank Borrowings

         Bank borrowings consist of the following:

                                             June 30,        December 31,
                                               1999             1998
                                         --------------   ----------------
Import trade bills payable..........     $    5,413,253   $      4,466,119
Direct bank acceptances.............         21,579,401         16,969,565
Other Hong Kong credit facilities...          1,431,788             47,603
United States credit facilities.....         34,361,869         11,804,980
                                         --------------   ----------------
                                         $   62,786,311   $     33,288,267
                                         ==============   ================

7. Acquisitions

          The Company has entered into an agreement to purchase effective as of August 1, 1999 all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide finished package production of 110,000 units per week. The purchase price consists of (i) $1,000,000 paid on closing, (ii) a $3,000,000 noninterest-bearing promissory note payable in three installments of $1,000,000 on each of September 30, October 29 and November 30, 1999 and (iii) $8,000,000 payable in installments of $833,000, $3,000,000, $1,667,000, $1,667,000 and $883,000 on each of March
31, 2000, August 31, 2000, March 31, 2001, March 31, 2002 and September 30, 2002
provided, except with respect to the payment due August 31, 2000, that the Grupo Famian subsidiary meets specified pretax income requirements. The purchase price paid on closing will be financed by the Company under its existing bank credit facilities. The former shareholders of Grupo Famian were granted a security interest in the shares of Grupo Famian which will be released when the $3,000,000 promissory note is paid in full. This transaction will be accounted for as a purchase, and the purchase price will be allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired will be amortized over 15 years. The operations of Grupo Famian will be included with those of the Company commencing on August 1, 1999.

          On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). The purchase price consisted of $22.0 million in cash paid on May 7, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock issued on May 24, 1999 valued at $45.3 million. (The common stock component of the purchase price was thereby reduced by 276,000 shares from the 2,000,000 shares previously disclosed.) The Shares will be distributed to the sellers in three equal installments on April 1, 2000, 2001 and 2002; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and
(ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the Shares.

          The Company will also assume the obligations of the sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs (including, but not limited to, salaries and benefits) arising before the closing date or as a result of this acquisition.

          The Company has entered into a three-year employment agreement with Mr. Nacif, the principal shareholder of the sellers, pursuant to which Mr. Nacif shall be entitled to receive (i) an annual base salary of $1 million, subject to such periodic increases, if any, as the Company may deem to be appropriate, (ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and
(iv) the right (the "Option") for ten years to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $25 per share. The Option will vest in three equal installments on April 1, 2000, 2001 and 2002 and will terminate upon the termination of Mr. Nacif's employment by the Company; provided, however, that (i) the vesting of any installment shall be deferred to the date ten business days before the stated expiration date in the event the operating income of the Company's Mexican operations does not reach certain levels, and (ii) if such termination of employment results from Mr. Nacif's death or permanent disability, any vested portion shall terminate on the earlier of the stated expiration date or the first anniversary of such termination of employment. In the event the Company terminates Mr. Nacif's employment without cause (as defined) the Company shall remain obligated to pay Mr. Nacif an amount equal to his base salary for the remainder of the stated term. In the event Mr. Nacif's employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to Mr. Nacif, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

General

     The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Express, Lane Bryant, Limited Stores, Lerner New York and Structure, all of which are divisions of The Limited, as well as Target Stores, Walmart and Mervyns (divisions of Dayton Hudson), Abercrombie & Fitch, Sears and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

     The Company identified changing needs of its customers and developed a strategy to reposition its sourcing in order to better serve a diverse customer base. The Company has geographically diversified its sourcing operations. Commencing in the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments, through its office in Tehuacan, Mexico ("Tag Mex"). The Company also commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that continuing to expand its presence in Mexico will increase access to emerging providers of efficient production, bring a sourcing arm closer to its customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

     The Company has entered into an agreement to purchase effective as of August 1, 1999 all of the outstanding stock of Grupo Famian, which is composed of two Mexican corporations which operate seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide finished package production (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. For a description of the Grupo Famian acquisition, see Note 7 to Notes to Consolidated Financial Statements.

     On April 18, 1999, the Company finalized an agreement to acquire a denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. The purchase price for such mill consisted of $22 million in cash paid on May 7, 1999 and 1,724,000 shares of the Common Stock of the Company issued on May 24, 1999.

     On April 27, 1999, the Company and Burlington Industries, Inc. announced that they had signed a letter of intent to form a 50/50 joint venture company to produce denim and twill casual apparel products in Mexico for branded customers. This letter of intent was subsequently terminated on May 26, 1999.

     On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed in Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities. Construction of this facility commenced in the third quarter of 1998, and it is anticipated that the Company will take possession of
this facility by the year 2000.   The Company currently anticipates that the
cost of this facility will be approximately $88 million.

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

     Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately two thirds and four-tenths of the Company's net sales in 1998 and the first half of 1999, respectively. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

     Dependence on Contract Manufacturers. All of the Company's products, with the exception of certain test runs and samples, are manufactured by independent cutting, sewing and finishing contractors except for facilities acquired with Grupo Famian. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a material adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

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

     Foreign Manufacturing. Approximately 95% of the Company products were imported in 1998 and the first six months of 1999. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

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

     The Company has evaluated, replaced and/or upgraded its information systems in an effort to make them Year 2000 compliant, and remediation efforts have been completed for its critical computer systems. This includes the implementation of a new packaged software system, hardware and EDI system for its U.S. and Mexico operations. The developer of this information system has provided the Company with written assurance that the system will correctly function across the year 2000, as verified by previous system tests. The Company's Hong Kong operations have also completed remediation and software and hardware upgrades, including testing. The testing and remediation of voice/data communication systems, such as network hubs, routers and phone/voice mail, is expected to be completed by the end of the third quarter of 1999. Although the Company expects successful completion of remediation and testing by the target dates, foreign testing and implementation of procedures may not be as timely as in the United States.

     As part of the Company's compliance program, formal communications with customers, suppliers and other support service providers have been initiated. All of the Company's customers which are established as EDI trading partners are testing or have confirmed interface capability of the EDI program. To date, the Company is not aware of any supplier or subcontractor with a Year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. The Company will continue to monitor the Year 2000 compliance of third parties with which it does business.

     The costs associated with the Year 2000 Compliance Program are not expected to be substantial. To date, approximately $500,000 has been allocated to address the Year 2000 issue, substantially all of which had been incurred as of June 30, 1999. The Company does not expect future costs to have a material effect on the Company's financial condition or results of operations.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                             Three Months                  Six Months
                                            Ended June 30,               Ended June 30,
                                          ------------------         --------------------
                                           1999        1998           1999          1998
                                          ------      ------         ------        ------
Net sales...............................   100.0%      100.0%         100.0%        100.0%
Cost of sales...........................    82.7        79.8           82.0          81.0
                                          ------      ------         ------        ------
Gross profit............................    17.3        20.2           18.0          19.0
Selling and distribution expenses.......     2.7         2.4            3.0           2.7
General and administration expenses *...     5.7         6.2            5.9           6.4
                                          ------      ------         ------        ------
Income from operations                       8.9        11.6            9.1           9.9
Interest expense........................    (1.1)       (0.5)          (1.1)         (0.5)
Other income............................     0.3         0.1            0.3           0.1
                                          ------      ------         ------        ------
Income before income taxes..............     8.1        11.2            8.3           9.5
Income taxes............................     2.9         4.0            3.0           3.4
                                          ------      ------         ------        ------
Net income..............................     5.2%        7.2%           5.3%          6.1%
                                          ======      ======         ======        ======

     * Includes amortization of excess of cost over fair value of net assets acquired.

Second Quarter 1999 Compared to Second Quarter 1998

Net Sales increased by $9.7 million, or 9.7%, from $100.1 million in the second quarter of 1999 to $109.8 million in the second quarter of 1999. The increase in net sales included an aggregate increase in sales of $13.0 million to mass merchandisers and $10.9 million as a result of the MGI, Rocky and Chazzz acquisitions (the "Acquisitions"), as offset by an aggregate decrease of $19.1 million to divisions of the Limited. Sales to divisions of The Limited in the second quarter of 1999 amounted to 40.6% of total net sales, as compared to 63.6% in the comparable prior period, whereas sales to mass merchandisers were 27.6% of total net sales as compared to 17.2% in the same period last year. As previously disclosed, the Company expects that sales to The Limited will continue to be in the range of approximately 40% of total sales for the foreseeable future.

Sales were approximately $12 million less than expected in the second quarter of 1999 because of the inability of the Company to ship certain orders scheduled for delivery in the latter part of the period due to production delays including disruption caused by an earthquake which struck the Tehuacan, Mexico area in June 1999. Substantially all of these orders were subsequently shipped in the third quarter of 1999.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the second quarter of 1999 was $19.0 million, or 17.3% of net sales, compared to $20.3 million, or 20.2% of net sales, in the comparable prior period, a decrease in gross profit of 6.2%. The 2.9% decrease in the gross profit margin included a 1.1% increase in direct costs attributable to production as a percentage of net sales and 0.7% decrease in benefit from domestic production of the Men's Division. Gross margins in the second quarter of 1999 were less than expected in part because unanticipated costs were incurred to fill certain orders and reduced Mexican shipments resulted in lower consumption of proprietary denim which substantially eliminated the profit contribution of Jamil.

Selling and Distribution Expenses were $3.0 million in the second quarter of 1999 and $2.4 million in the second quarter of 1998. As a percentage of net sales, these expenses increased from 2.4% in the second quarter of 1998 to 2.7% in the second quarter of 1999. After adjusting for expenses related to the Rocky and Chazzz Acquisitions of $908,000, as compared to no such expenses in the second quarter of 1998, selling and distribution expenses decreased by $294,000 in the second quarter of 1999 as compared to the second quarter of 1998.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $6.2 million in the second quarter of 1998 to $6.3 million in the second quarter of 1999. As a percentage of net sales, these expenses decreased from 6.2% in the second quarter of 1998 to 5.7% in the second quarter of 1999. This percentage decrease included decreases in the allowance for bad debt and bonus accruals, as offset by increases in amortization of the excess of cost over fair value of net assets acquired and expenses related to the Acquisitions. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. After adjusting for the items specifically identified below, general and administrative expenses increased by $746,000 in the second quarter of 1999 as compared to the second quarter of 1998, as a result of overhead related to the Mexico initiatives, as summarized below:


                                                           Quarter Ended June 30,
                                                          ------------------------   Increase /
                                                             1999          1998      (Decrease)
                                                          ----------    ----------   ---------

                                                          $6,256,000    $6,175,000   $  81,000

Less:  Bad Debt Expense                                       31,000       164,000    (133,000)
       Allowance for Returns & Discounts                     163,000       946,000    (783,000)
                                                          ----------    ----------   ---------
       Allowance for Bad Debt                                194,000     1,110,000    (916,000)

       Amortization of Goodwill                              567,000       300,000     267,000

       Bonus Accruals                                        115,000       645,000    (530,000)

       Acquisitions                                        1,267,000       753,000     514,000
                                                          ----------    ----------   ---------
                                                          $4,113,000    $3,367,000   $ 746,000
                                                          ==========    ==========   =========


Operating Income in the second quarter of 1999 was $9.7 million, or 8.9% of net sales, compared to $11.7 million, or 11.6% of net sales, in the comparable prior period, a decrease in operating income of 16.7% due to the factors described above. The 2.7% reduction in operating income as a percentage of net sales is attributable to a 2.9% decrease in gross profit margin as offset by a 0.2% decrease in operating expenses.

Other Income increased from $116,000, or 0.1% of net sales, in the second quarter of 1998, to $298,000, or 0.3% of net sales, in the second quarter of 1999.

First Six Months 1999 Compared to First Six Months 1998

Net Sales increased by $29.5 million, or 17.9%, from $164.4 million in the first six months of 1998 to $193.8 million in the first six months of 1999. The increase in net sales included an aggregate increase in sales of $20.0 million to mass merchandisers and $20.7 million as a result of the Acquisitions, as offset by an aggregate decrease of $21.7 million to divisions of The Limited. Overall, sales to divisions of The Limited in the first six months of 1999 amounted to 42.4% of total net sales, as compared to 63.2% in the comparable prior period, whereas aggregate sales to mass merchandisers were 28.6% of total net sales as compared to 21.5% in the same period last year. As previously disclosed, the Company expects that sales to The Limited will continue to be in the range of approximately 40% of total sales for the foreseeable future.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first six months of 1999 was $35.0 million, or 18.0% of net sales, compared to $31.2 million, or 19.0% of net sales, in the comparable prior period, an increase in gross profit of 12.1%. The 1.0% decrease in the gross profit margin included a 0.8% increase in direct costs attributable to production as a percentage of net sales.

Selling and Distribution Expenses increased from $4.5 million in the first six months of 1998 to $5.9 million in the first six months of 1999. As a percentage of net sales, these expenses increased from 2.7% in the first six months of 1998 to 3.0% in the first six months of 1999. After adjusting for expenses related to the Acquisitions of $1.8 million, as compared to $637,000 of such expenses in the first six months of 1998, selling and distribution expenses increased by $181,000 in the first six months of 1999 as compared to the first six months of 1998.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $10.5 million in the first six months of 1998 to $11.5 million in the first six months of 1999. As a percentage of net sales, these expenses decreased from 6.4% in the first six months of 1998 to 5.9% in the first six months of 1999. This percentage decrease included decreases in the allowance for bad debt and bonus accruals as offset by increases in amortization of the excess of cost over fair value of net assets acquired and expenses related to the Acquisitions. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. The allowance for returns and discounts is primarily based on a percentage of receivables which increases with the age of the receivables, but is not a reflection on the credit worthiness of the customer. The most significant portions of the increase in the allowance for returns and discounts resulted from changes in the amount and aging of accounts receivable. After adjusting for the specified items below, general and administrative expenses increased by $1.5 million in the first six months of 1999 as compared to the first six months of 1998, as a result of overhead related to the Mexico initiatives, as summarized below:

                                               Six Months Ended June 30,
                                               --------------------------     Increase /
                                                   1999           1998        (Decrease)
                                               -----------    -----------    -----------

                                               $11,488,000    $10,466,000     $1,022,000

Less:  Bad Debt Expense                             73,000        131,000        (58,000)
       Allowance for Returns & Discounts           154,000      1,071,000       (917,000)
                                               -----------    -----------    -----------
       Allowance for Bad Debt                      227,000      1,202,000       (975,000)

       Amortization of Goodwill                  1,034,000        400,000        634,000

       Bonus Accruals                              242,000      1,331,000     (1,089,000)

       Acquisitions                              1,918,000      1,011,000        907,000
                                               -----------    -----------     ----------
                                               $ 8,067,000    $ 6,522,000     $1,545,000
                                               ===========    ===========     ==========

Operating Income in the first six months of 1999 was $17.7 million, or 9.1% of net sales, compared to $16.2 million, or 9.9% of net sales, in the comparable prior period, an increase in operating income of 8.8% due to the factors described above. The 0.8% decrease in operating income as a percentage of net sales is attributable to a 1.0% decrease in gross profit margin as offset by a 0.2% decrease in operating expenses.

Other Income increased from $233,000, or 0.1% of net sales, in the first six months of 1998 to $520,000, or 0.3% of net sales, in the first six months of 1999. This increase primarily resulted from $149,000 and $54,000 of interest and management fee income, respectively, in the first six months of 1998 as compared to $284,000 and $0 of such income, respectively, in the first six months of 1999.

Liquidity and Capital Resources

   The Company's liquidity requirements arise from acquisitions and the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (The Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility) and the proceeds from the exercise of stock options.

   During the first six months of 1999, net cash provided by operating activities was $10.0 million, which resulted primarily from net income of $10.3 million and a net decrease in working capital items of $3.1 million, cash flow used in investing activities was $42.5 million, which primarily consisted of the Jamil and Chazzz Acquisitions and investment in capital expenditures related to vertical integration programs in Mexico, and cash flow provided by financing activities equaled $32.2 million, a result of a $29.5 million increase in bank borrowings, the issuance of a $2.5 million noninterest-bearing promissory note convertible into 62,550 shares of common stock of the Company to fund a portion of the Chazzz Acquisition and $3.2 million of proceeds from the exercise of stock options.

   The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of June 30, 1999, HKSB's U.S. dollar prime rate equaled six and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of June 30, 1999, SCB's Hong Kong dollar prime rate equaled eight and one quarter percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

   The Company has accounts receivable-secured credit facilities with NationsBanc Commercial Corporation ("NBCC"), The CIT Group/Commercial Services, Inc. ("CIT") and Finova Capital Corporation ("FCC"). Prior to January 1, 1998, NBCC acted as the Company's factor for accounts receivable. Effective January 1, 1998, the Company substantially eliminated its use of the factor for credit verification and approval purposes. The Company may receive advances from NBCC and FCC of up to 90% of certain accounts receivable, and CIT will advance up to 100% of the amount of other accounts receivable plus an over-advance of up to $15 million through August 15, 1999, up to a maximum amount of $40 million. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both NBCC, FCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of June 30, 1999, the prime rates averaged seven and eight-tenths percent and the LIBOR rates averaged five percent.

   The Company has an unsecured $10 million credit facility with SCB maturing December 31, 1999 which is available for general corporate purposes. This facility is cross-defaulted to the Company's other bank credit facilities and interest on advances accrues at the rate of one and one-quarter percent over LIBOR.

   The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

   The Company has received commitments totaling $25 million from General Electric Credit Corporation and Bank of America Leasing for loans secured by equipment located in the Puebla, Mexico denim mill. Interest will accrue at the rate of two and one-quarter percent over the LIBOR rate and the final maturity of these loans will be in the year 2005. These facilities will be subject to the same restrictive covenants as apply to the HKSB and SCB facilities. It is anticipated that these loans will be closed by August 31, 1999.

   The Company has financed its operations from its cash flow from operations, borrowings under its bank credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility) and the proceeds from the exercise of stock options. The Company believes that these sources of cash should be sufficient to fund its existing operations for the foreseeable future.

   The Company has commenced a capital investment program in Mexico under which it will invest approximately $170 million in the acquisition of a denim mill and the construction of a facility which will produce twill and house ancillary facilities. The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. Through June 30, 1999, capital expenditure commitments aggregating $83.7 million have been made with respect to vertical integration programs initiated by the Company, including $22 million in cash paid May 7, 1999 and 1,724,000 shares of the Common Stock of the Company issued as of May 24, 1999. The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefor. There can be no assurance that such financing, if and when required, will be available on terms acceptable to the Company, or at all.

                           PART II - OTHER INFORMATION


  Item 1.  Legal Proceedings.     None.
           -----------------


  Item 2.  Changes in Securities.     None.
           ---------------------


  Item 3.  Defaults Upon Senior Securities.     None.
           -------------------------------


  Item 4.  Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

           The Company held its 1999 annual meeting of shareholders (the "Meeting") on May 3, 1999. At the Meeting, the Company's shareholders considered and voted upon the following matters:

           1. Election of Directors. The re-election of the following three persons on the Board of Directors of the Company, to serve until the 2001 annual meeting of shareholders and until their successors have been elected and qualified:

              ------------------------------------------------------
                     Name                 For      Against   Abstain
              ------------------------------------------------------
              James R. Miller         12,381,250       ---    87,711
              Mark B. Kristof         12,245,750       ---   223,331
              Karen S. Wasserman      12,245,700       ---   223,361

           2. Amendment of Employee Incentive Plan. To approve an amendment of the Employee Incentive Plan increasing from 2,600,000 to 3,600,000 the number of shares of the Company's Common Stock which may be subject to awards granted pursuant thereto.

              -------------------------------------------
                 For       Against    Abstain   Non-Votes
              -------------------------------------------
              9,468,274   1,833,355   12,904    1,154,528

           3. Ratification of 1999 Employee Incentive Awards. To ratify the grant of 1999 awards to certain executive officers pursuant to the Employee Incentive Plan.

              ------------------------------------------
                  For      Against   Abstain   Non-Votes
              ------------------------------------------
              12,365,106    76,658   13,260    14,037

           4. Ratification of Stock Option Grants. To ratify the grant of options to purchase an aggregate of 1,000,000 shares of Common Stock of the Company to certain executive officers.

              --------------------------------------------
                 For        Against   Abstain   Non-Votes
              --------------------------------------------
              9,664,971   1,635,333   14,229    1,154,528

           5. Ratification of the Appointment of Independent Auditor. To ratify the appointment of Ernst & Young LLP as the Company's Independent Auditors for the fiscal year ending December 31, 1999.

              --------------------------------------------------------
                  For        Abstain       Against        Non-Votes
              --------------------------------------------------------
              12,454,412      9,252         5,297           ---

Item 5.  Other Information.  None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits: Reference is made to the Index to Exhibits on page 22 for a description of the exhibits filed as part of this Report on Form 10-Q.

         (b) Reports on Form 8-K:  None.

                                    SIGNATURES
                                    ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TARRANT APPAREL GROUP



Date: August 11, 1999         By: /s/ Mark B. Kristof
                                  ----------------------------
                                  Mark B. Kristof
                                  Vice President-Finance and
                                  Chief Financial Officer



                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number                                                 Description
------                                                 -----------

  10.68.1     Final Agreement for Purchase of Assets dated as of April 18, 1999, by and among Tarrant
              Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V.,
              Kamel Nacif and Irma Benavides Montes De Oca

  10.72.1     Final Escrow Agreement dated as of May 24, 1999, by and among Tarrant Apparel Group,
              Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de
              C.V., Kamel Nacif and Irma Benavides Montes De Oca

  10.74       Agreement for Purchase of Stock dated as of August 1, 1999, by and among Tag Mex, Inc.,
              NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of
              Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V.  *

  27          Financial Data Summary



__________________

* Schedules have been omitted, but will be provided to the Securities and Exchange Commission upon request.