Form 10-Q
period 1999-09-30
TARRANT APPAREL GROUP
filed 1999-11-15
CIK 944948

                  As filed with the SEC on November 15, 1999

--------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 1999

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _________ to _________

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


Number of shares of Common Stock of the registrant outstanding as of November 15, 1999: 15,802,315.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX


                                        PART I.  FINANCIAL INFORMATION                                      PAGE
                                                                                                            ----
Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets at
              September 30, 1999 and December 31, 1998 (Audited)........................................       3

              Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 1999 and September 30, 1998.....................       4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1999 and September 30, 1998...............................       5

              Notes to Consolidated Financial Statements................................................       6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................      10


                                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................................................      18

Item 2.  Changes in Securities..........................................................................      18

Item 3.  Defaults Upon Senior Securities................................................................      18

Item 4.  Submission of Matters to a Vote of Security Holders............................................      18

Item 5.  Other Information .............................................................................      19

Item 6.  Exhibits and Reports on Form 8-K...............................................................      19

              SIGNATURES   .............................................................................      20

              INDEX TO EXHIBITS ........................................................................      21

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                            September 30,             December 31,
                                                                                1999                     1998
                                                                        --------------------     ---------------------
                               ASSETS                                            (Unaudited)
Current assets:
  Cash and cash equivalents........................................     $          4,224,029     $          4,318,520
  Accounts receivable, net (Note 3)................................               78,390,875               65,946,055
  Due from affiliates..............................................                1,244,512                2,143,527
  Due from officers................................................                   43,622                4,477,461
  Inventory (Note 4)...............................................               63,298,716               49,230,847
  Temporary quota..................................................                1,937,258                1,192,888
  Prepaid expenses.................................................                4,596,586                1,527,392
  Deferred tax asset...............................................                  268,952                   23,284
  Prepaid income taxes ............................................                  102,449                  478,050
                                                                        --------------------     --------------------
         Total current assets......................................              154,106,999              129,338,024

Property and equipment, net........................................               93,747,740                5,306,308
Permanent quota, net...............................................                  671,606                  245,464
Other assets.......................................................               12,823,454                4,468,517
Excess of cost over fair value of net assets acquired, net........                25,365,569               14,532,193
                                                                        --------------------     --------------------
         Total assets..............................................     $        286,715,368     $        153,890,506
                                                                        ====================     ====================
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (Note 6).........................................     $         61,504,572     $         33,288,267
  Accounts payable.................................................               32,883,129               24,200,202
  Accrued expenses.................................................                8,891,735                8,738,522
  Income taxes.....................................................               11,455,464                5,048,288
  Current portion of long-term obligations.........................                7,499,806                  981,124
                                                                        --------------------     --------------------
         Total current liabilities.................................              122,234,706               72,256,403
Long-term obligations..............................................               20,712,090                2,424,439
                                                                        --------------------     --------------------
         Total liabilities.........................................              142,946,796               74,680,842

Shareholders' equity:
    Preferred stock, 2,000,000 shares authorized; none issued
       and outstanding.............................................                       --                       --
    Common stock, no par value, 20,000,000 shares
       authorized; 15,800,315 shares (1999) and 13,832,955
         shares (1998), issued and outstanding.....................               71,728,298               22,290,539
    Contributed capital............................................                1,434,259                1,434,259
    Retained earnings..............................................               70,606,015               55,484,866
                                                                        --------------------     --------------------
         Total shareholders' equity................................              143,768,572               79,209,664
                                                                        --------------------     --------------------
         Total liabilities and shareholders' equity................     $        286,715,368     $        153,890,506
                                                                        ====================     ====================

                             See accompanying notes.

                              TARRANT APPAREL GROUP

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                    -------------------------------       --------------------------------
                                                        1999               1998               1999                1998
                                                    ------------       ------------       ------------        ------------
                                                              (Unaudited)                            (Unaudited)
Net sales......................................     $110,542,148       $114,948,224       $304,367,407        $279,305,521

Cost of sales..................................       91,273,243         95,258,023        250,102,157         228,403,202
                                                    ------------       ------------       ------------        ------------

Gross profit...................................       19,268,905         19,690,201         54,265,250          50,902,319

Selling and distribution expenses..............        3,788,705          3,055,548          9,639,714           7,569,704

General and administrative expenses............        5,839,593          4,790,376         16,293,520          14,856,745

Amortization of excess of cost over fair
  value of net assets acquired.................          609,796            470,057          1,643,731             870,057
                                                    ------------       ------------       ------------        ------------

Income from operations.........................        9,030,811         11,374,220         26,688,285          27,605,813

Interest expense...............................       (1,363,464)          (806,288)        (3,394,707)         (1,677,854)

Interest income................................          (16,008)            88,038            262,990             236,757

Other income...................................           78,304            438,231            319,581             522,597
                                                    ------------       ------------       ------------        ------------

Income before provision for income taxes.......        7,729,643         11,094,201         23,876,149          26,687,313

Provision for income taxes.....................       (2,860,000)        (4,000,000)        (8,755,000)         (9,590,000)
                                                    ------------       ------------       ------------        ------------
Net income.....................................     $  4,869,643       $  7,094,201       $ 15,121,149        $ 17,097,313
                                                    ============       ============       ============        ============

Net income per share
    Basic......................................     $       0.31       $       0.52       $       1.01        $       1.27
                                                    ============       ============       ============        ============
    Diluted....................................     $       0.30       $       0.49       $       0.92        $       1.21
                                                    ============       ============       ============        ============

Weighted average common and common
  equivalent shares outstanding
    Basic......................................       15,783,278         13,591,741         14,999,368          13,435,151
                                                    ============       ============       ============        ============
    Diluted....................................       16,437,796         14,453,810         16,364,261          14,154,577
                                                    ============       ============       ============        ============

                             See accompanying notes.

                              TARRANT APPAREL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended September 30,
                                                                    ------------------------------------------
                                                                          1999                     1998
                                                                    ----------------       ------------------
                                                                                   (Unaudited)
Operating activities
Net income.....................................................       $     15,121,149    $     17,097,313
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Deferred tax provision.....................................               (245,668)            589,616
    Depreciation and amortization..............................              6,607,744           1,487,367
    Provision for returns and discounts........................                119,790           1,269,277
    Changes in operating assets and liabilities:
        Accounts receivable                                                (10,683,259)        (26,994,040)
        Due from affiliates and officers.......................              5,332,853          (1,787,312)
        Inventory..............................................            (14,062,242)         (7,715,618)
        Temporary Quota........................................               (744,370)         (1,985,987)
        Prepaid expenses.......................................             (3,056,133)           (924,048)
        Prepaid income taxes...................................                375,601             375,541
        Accounts payable.......................................              7,757,670           4,020,985
        Accrued expenses.......................................               (858,513)          9,643,947
        Income taxes payable...................................              6,038,124           1,516,223
        Foreign currency transaction (gain)/loss...............                437,402                  __
                                                                      ----------------    ----------------
        Net cash provided by (used in) operating activities....             12,140,148          (3,406,736)
                                                                      ----------------    ----------------
Investing activities
Purchase of fixed assets.......................................            (44,550,492)           (335,009)
Acquisition of MGI.............................................                     __          (6,058,685)
Acquisition of Rocky, net of cash..............................                     __          (7,969,453)
Acquisition of CMG.............................................             (4,331,232)                 __
Acquisition of Famian..........................................             (6,757,133)                 __
Purchase of permanent quota                                                   (691,124)           (151,581)
Increase in other assets ......................................             (8,355,338)         (4,479,127)
                                                                      ----------------    ----------------
        Net cash used in investing activities..................            (64,685,319)        (18,993,855)
                                                                      ----------------    ----------------
Financing activities
Bank borrowings, net...........................................             26,212,642                  __
Issuance of short-term debt....................................              6,518,682          17,364,577
Issuance of long-term debt ....................................             16,002,714          (1,126,180)
Exercise of stock options including related tax benefit........              3,716,642           2,723,219
                                                                      ----------------    ----------------
        Net cash provided by financing activities..............             52,450,680          18,961,616
                                                                      ----------------    ----------------
Decrease in cash and cash equivalents..........................                (94,491)         (3,438,975)

Cash and cash equivalents at beginning of period...............              4,318,520           5,305,129
                                                                      ----------------    ----------------
Cash and cash equivalents at end of period  ...................       $      4,224,029    $      1,866,154
                                                                      ================    ================

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

3.   Accounts Receivable

     Accounts receivable consists of the following:

                                                        September 30,      December 31,
                                                            1999               1998
                                                       ---------------   ---------------
     U.S. trade accounts receivable................... $    58,543,727   $    53,693,368
     Foreign trade accounts receivable................      12,063,041         8,406,558
     Due (to) from factor.............................       2,839,570         4,725,869
     Other receivables................................       7,311,334         1,367,266
     Allowance for returns and discounts..............      (2,366,797)       (2,247,006)
                                                       ---------------   ---------------
                                                       $    78,390,875   $    65,946,055
                                                       ===============   ===============

     Due (to) from factor consists of $3.5 million and $5.7 million of unmatured accounts receivable assigned to the factor, less $0.7 million and $1.0 million of advances received from the factor, at September 30, 1999 and December 31, 1998, respectively. Effective January 1, 1998, the Company substantially eliminated its use of the factor for credit verification and approval purposes on major accounts.

                              TARRANT APPAREL GROUP

                                   (Unaudited)

4.   Inventory

     Inventory consists of the following:

                                                                   September 30,       December 31,
                                                                      1999                 1998
                                                                 ---------------     ---------------
Raw materials
     Fabric and trim accessories ..........................      $    17,228,401     $    10,424,416
     Raw cotton............................................            1,564,814           1,043,449
Work-in-process............................................           16,300,839           7,620,403
Finished goods shipments-in-transit........................            1,848,534          10,331,867
Finished goods.............................................           26,356,128          19,810,712
                                                                 ---------------     ---------------
                                                                 $    63,298,716     $    49,230,847
                                                                 ===============     ===============

5.   Property and Equipment

     Property and equipment, net consists of the following:

                                                                   September 30,       December 31,
                                                                      1999                 1998
                                                                 ---------------     ---------------
     Land..................................................      $     1,340,106     $        85,000
     Buildings ............................................           10,869,743             559,240
     Equipment, furniture and fixtures.....................           77,859,201           3,123,630
     Leasehold improvements................................            2,532,894           1,322,765
     Vehicles..............................................            1,145,796             215,673
                                                                 ---------------     ---------------
                                                                 $    93,747,740     $     5,306,308
                                                                 ===============     ===============

6.   Bank Borrowings

     Bank borrowings consist of the following:

                                                                   September 30,       December 31,
                                                                      1999                 1998
                                                                 ---------------     ---------------
     Mexican credit facilities.............................      $     1,377,778     $            __
     Import trade bills payable............................            3,511,673           4,466,119
     Direct bank acceptances...............................            7,119,312          16,969,565
     Other Hong Kong credit facilities.....................            1,277,746              47,603
     United States credit facilities.......................           48,218,063          11,804,980
                                                                 ---------------     ---------------
                                                                 $    61,504,572     $    33,288,267
                                                                 ===============     ===============

7.   Acquisitions

     Effective August 1, 1999, the Company purchased all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. The purchase price consisted of (i) $1,000,000 paid on closing, (ii) a $3,000,000 noninterest-bearing promissory note payable in three installments of $1,000,000 on each of August 31, September 30 and October 29, 1999 and (iii) $8,000,000 payable in installments of $833,000, $3,000,000, $1,667,000, $1,667,000 and $883,000 on each of March 31,
2000, August 31, 2000, March 31, 2001, March 31, 2002 and September 30, 2002
provided, except with respect to the payment due August 31, 2000, that the Grupo Famian subsidiary meets specified pretax income requirements. The purchase price paid on closing was financed by the Company under its existing bank credit facilities. The former shareholders of Grupo Famian were granted a security interest in the shares of Grupo Famian which was released following the October 29, 1999 payment, subsequent to this period. This transaction has been accounted for as a purchase, and the purchase price was allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired will be amortized over 15 years. The operations of Grupo Famian are included with those of the Company commencing on August 1, 1999.

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

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

General

     The Company primarily serves both specialty retail and mass merchandise store chains by designing, merchandising, contracting for the manufacture of and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Express, Lane Bryant, Limited Stores, Lerner New York and Structure, all of which are divisions of The Limited, as well as Target Stores and Mervyns (divisions of Dayton Hudson), Abercrombie & Fitch, Walmart, Sears and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

     The Company identified changing needs of its customers and developed a strategy to reposition its sourcing in order to better serve a broad customer base. The Company has geographically diversified its sourcing operations. Commencing in the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments, through its office in Tehuacan, Mexico ("Tag Mex"). The Company believes that continuing to expand its presence in Mexico will increase access to emerging providers of efficient production, bring a sourcing arm closer to its customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

     The Company commenced the vertical integration of its business through the acquisition of a fabric producing mill and the development of garment production capacity in Mexico.

     The agreement to acquire a denim mill in Puebla, Mexico was finalized on April 18, 1999. The purchase price for such mill consisted of $22 million in cash paid on May 7, 1999 and 1,724,000 shares of the Common Stock of the Company issued on May 24, 1999. This facility has an annual capacity of approximately 18 million meters of denim.

     On December 2, 1998, the Company contracted to acquire a turn-key complex being constructed in Puebla, Mexico by an affiliate of the seller of the denim mill described above. This complex is ultimately expected to have an annual capacity of approximately 18 million meters of twill, sewing capacity of 200,000 units per week and ancillary facilities. Construction of this facility commenced in the third quarter of 1998, and it is anticipated that the Company will take possession of this facility during Spring of Year 2000. The Company currently anticipates that the cost of this facility will be approximately $90 million.

     Effective August 1, 1999, the Company purchased all of the outstanding stock of Grupo Famian, which is composed of two Mexican corporations which operate seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide full package production of 110,000 units per week. For a description of the Grupo Famian acquisition, see Note 7 to Notes to Consolidated Financial Statements.

     The Company believes that through vertical integration, it has enhanced capabilities to control the quality and availability of product on time, and on specification. This positions the Company to provide supply chain management in support of future growth with new and existing customers.

     The Company has added future growth potential through strategic acquisitions which have added important new channels of product distribution such as men's and children's apparel, access to department stores, and vehicles for penetration of consolidated vendor structures at the largest national retailers.

     On February 23, 1998, the Company acquired certain assets of Marshall Gobuty International U.S.A., Inc. and MGI International Limited which design, contract for the manufacture of and sell private label apparel for men and boys to national retailers, including J.C. Penney (the "MGI Acquisition").

     On July 2, 1998, the Company acquired Rocky Apparel, L.P. which designs, contracts for the manufacture of and sells private label apparel for men and women to national retailer, including Abercrombie & Fitch and three divisions of The Limited (the "Rocky Acquisition"). Rocky also produces for widely recognized brands, providing access to department store distribution. On October 2, 1999, Rocky announced that it would be closing its garment production in Mississippi, and shifting this production to existing facilities in Mexico.

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

     Vertical Integration. In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. The Company has no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories.

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

     Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately two thirds and four-tenths of the Company's net sales in 1998 and the nine months of 1999, respectively. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

     Dependence on Contract Manufacturers. With the exception of Grupo Famian, and the Company's denim mill, the Company's products are manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a material adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

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

     Foreign Manufacturing. Approximately 45% of the Company's products were produced offshore during the first nine months of 1999. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

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

     The Company has evaluated, replaced and/or upgraded its information systems in an effort to make them Year 2000 compliant, and remediation efforts have been completed for its critical computer systems. This includes the implementation of a new packaged software system, hardware and EDI system for its U.S. and Mexico operations. The developer of this information system has provided the Company with written assurance that the system will correctly function across the year 2000, as verified by previous system tests. The Company's Hong Kong operations have also completed remediation and software and hardware upgrades, including testing. The testing and remediation of voice/data communication systems, such as network hubs, routers and phone/voice mail, was completed in the third quarter of 1999. Although the Company expects successful completion of remediation and testing by the target dates, foreign testing and implementation of procedures may not be as timely as in the United States.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                            Three Months                Nine Months
                                                         Ended September 30,         Ended September 30,
                                                        ---------------------       ---------------------
                                                         1999           1998         1999           1998
                                                        ------         ------       ------         ------
Net sales                                               100.0%         100.0%       100.0%         100.0%
Cost of sales                                            82.6           82.9         82.2           81.8
                                                        ------         ------       ------         ------
Gross profit                                             17.4           17.1         17.8           18.2
Selling and distribution expenses                         3.4            2.7          3.1            2.7
General and administration expenses *                     5.8            4.5          5.9            5.6
                                                        ------         ------       ------         ------
Income from operations                                    8.2            9.9          8.8            9.9
Interest expense                                         (1.2)          (0.7)        (1.1)          (0.6)
Other income                                              0.0            0.5          0.2            0.3
                                                        ------         ------       ------         ------
Income before income taxes                                7.0            9.7          7.9            9.6
Income taxes                                              2.6            3.5          2.9            3.5
                                                        ------         ------       ------         ------
Net income                                                4.4%           6.2%         5.0%           6.1%
                                                        ======         ======       ======         ======

     * Includes amortization of excess of cost over fair value of net assets acquired.

Third Quarter 1999 Compared to Third Quarter 1998

Net Sales decreased by $4.4 million, or 3.8%, from $114.9 million in the third quarter of 1998 to $110.5 million in the third quarter of 1999. The decrease in net sales included an aggregate increase in sales of $14.8 million to mass merchandisers and $4.1 million as a result of the MGI, Rocky and Chazzz acquisitions (the "Acquisitions"), as offset by an aggregate decrease of $25.2 million to divisions of the Limited. Sales to divisions of The Limited in the third quarter of 1999 amounted to 35.6% of total net sales, as compared to 63.5% in the comparable prior period, whereas sales to mass merchandisers were 25.2% of total net sales as compared to 11.4% in the same period last year. The Company expects that sales to The Limited will continue to be in the range of approximately 35%-45% of total sales for the foreseeable future.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the third quarter of 1999 was $19.3 million, or 17.4% of net sales, compared to $19.7 million, or 17.1% of net sales, in the comparable prior period, an increase in gross profit of 0.3%.

Selling and Distribution Expenses were $3.8 million in the third quarter of 1999 and $3.1 million in the third quarter of 1998. As a percentage of net sales, these expenses increased from 2.7% in the third quarter of 1998 to 3.4% in the third quarter of 1999. This was the result of higher freight costs in order to meet delivery schedules.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $5.3 million in the third quarter of 1998 to $6.4 million in the third quarter of 1999. As a percentage of net sales, these expenses increased from 4.5% in the third quarter of 1998 to 5.8% in the third quarter of 1999. This percentage increase included decreases in bonus accruals, as offset by increases in amortization of the excess of cost over fair value of net assets acquired, allowance for bad debts, and expenses related to the Acquisitions. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. After adjusting for these items, general and administrative expenses increased by $1,149,000 in the third quarter of 1999 as compared to the third quarter of 1998, as a result of overhead related to the Mexico initiatives.

Operating Income in the third quarter of 1999 was $9.0 million, or 8.2% of net sales, compared to $11.4 million, or 9.9% of net sales, in the comparable prior period, a deccrease in operating income of 1.7%. The 1.7% decrease in operating income as a percentage of net sales is attributable to a 0.3% increase in gross profit margin and a 2.0% decrease in operating expenses.

Other Income decreased from $526,000, or 0.5% of net sales, in the third quarter of 1998, to $62,000, or 0.05% of net sales, in the third quarter of 1999. The decrease primarily resulted from a decrease in management fee income from $377,000, or 0.3% of net sales, in the third quarter of 1998 to $0 in the third quarter of 1999.

First Nine Months 1999 Compared to First Nine Months 1998

Net Sales increased by $25.1 million, or 9%, from $279.3 million in the first nine months of 1998 to $304.4 million in the first nine months of 1999. The increase in net sales included an aggregate increase in sales of $34.8 million to mass merchandisers and $25.1 million as a result of the Acquisitions, as offset by an aggregate decrease of $46.9 million to divisions of The Limited. Overall, sales to divisions of The Limited in the first nine months of 1999 amounted to 39.9% of total net sales, as compared to 63.3% in the comparable prior period, whereas aggregate sales to mass merchandisers were 27.3% of total net sales as compared to 17.3% in the same period last year. As previously disclosed, the Company expects that sales to The Limited will continue to be in the range of approximately 35% - 45% of total sales for the foreseeable future.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first nine months of 1999 was $54.3 million, or 17.8% of net sales, compared to $50.9 million, or 18.2% of net sales, in the comparable prior period, a decrease in gross profit of 0.4%.

Selling and Distribution Expenses increased from $7.6 million in the first nine months of 1998 to $9.6 million in the first nine months of 1999. As a percentage of net sales, these expenses increased from 2.7% in the first nine months of 1998 to 3.1% in the first nine months of 1999.

General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $15.7 million in the first nine months of 1998 to $17.9 million in the first nine months of 1999. As a percentage of net sales, these expenses increased from 5.6% in the first nine months of 1998 to 5.9% in the first nine months of 1999. This percentage increase included decreases in bonus accruals and the allowance for bad debt and expenses related to the Acquisitions as offset by increases in amortization of the excess of cost over fair value of net assets acquired. The allowance for bad debt includes an allowance for returns and discounts as well as bad debt expense. After adjusting for these items, general and administrative expenses increased by $2.9 million in the first nine months of 1999 as compared to the first nine months of 1998, as a result of overhead related to the Mexico initiatives.

Operating Income in the first nine months of 1999 was $26.7 million, or 8.8% of net sales, compared to $27.6 million, or 9.9% of net sales, in the comparable prior period, a decrease in operating income of 1.1%. The 1.1% decrease in operating income as a percentage of net sales is attributable to a 0.4% decrease in gross profit margin and a 0.7% increase in operating expenses.

Other Income decreased from $759,000, or 0.3% of net sales, in the first nine months of 1998 to $583,000, or 0.2% of net sales, in the first nine months of 1999. This decrease primarily resulted from $237,000 and $431,000 of interest and management fee income, respectively, in the first nine months of 1998 as compared to $268,000 and $0 of such income, respectively, in the first nine months of 1999.

Liquidity and Capital Resources

     The Company's liquidity requirements arise from acquisitions and the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. (In some instances, the Company purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices.) The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility) and the proceeds from the exercise of stock options.

     During the first nine months of 1999, net cash provided by operating activities was $12.1 million, which resulted primarily from net income of $15.1 million and a net decrease in working capital items of 3.0 million. Cash flow used in investing activities was $64.7 million, which primarily consisted of the Jamil, Chazzz and Famian Acquisitions and investment in capital expenditures related to vertical integration programs in Mexico. Cash flow provided by financing activities equaled $52.5 million, a result of a $26.2 million increase in bank borrowings, issuance of notes of $22.5 million, (including a $2.2 million noninterest-bearing promissory note convertible into 62,550 shares of common stock of the Company to fund a portion of the Chazzz Acquisition, the issuance of $3 million Promissory Notes to fund a portion of the Famian Acquisition) and $3.7 million of proceeds from the exercise of stock options.

     The Company has credit facilities of $33 million and $10 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of September 30, 1999, HKSB's U.S. dollar prime rate equaled eight and one quarter percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of September 30, 1999, SCB's Hong Kong dollar prime rate equaled eight and one half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, that the Company will not incur two consecutive quarterly losses and that the Company will maintain a certain debt to equity ratio.

     The Company has accounts receivable-secured credit facilities with The CIT Group/Commercial Services, Inc. ("CIT") and Finova Capital Corporation ("FCC"). Effective January 1, 1998, the Company substantially eliminated its use of a factor for credit verification and approval purposes on major accounts.

The Company may receive advances from FCC of up to 90% of certain accounts receivable, and CIT will advance up to 100% of the amount of other accounts receivable plus an over-advance of up to $15 million through November 30, 1999. The Company is currently negotiating to replace this facility. The CIT facility is subject to the same restrictive covenants as apply to the HKSB and SCB facilities. Interest on advances from both FCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates, except for the CIT over-advance for which interest accrues at two percent over the LIBOR rate. As of September 30, 1999, the prime rates averaged eight and a quarter percent and the LIBOR rates averaged five and eight tenths percent.

     The Company has an unsecured $10 million credit facility with SCB maturing December 29, 1999 which is available for general corporate purposes. This facility is cross-defaulted to the Company's other bank credit facilities and interest on advances accrues at the rate of one and one-quarter percent over LIBOR.

     The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

     The Company has received commitments totaling $5.2 million from Bank of America Leasing for loans secured by equipment located in the Puebla, Mexico denim mill. Interest will accrue at the rate of two and one-quarter percent over the LIBOR rate and the final maturity of these loans will be in the year 2004. These facilities will be subject to the same restrictive covenants as apply to the HKSB and SCB facilities.

     The Company has financed its operations from its cash flow from operations, borrowings under its bank credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility) and the proceeds from the exercise of stock options. The Company believes that its cash flow from all sources of cash should be sufficient to fund its existing operations for the foreseeable future.

     The Company has commenced a capital investment program in Mexico under which it will invest approximately $170 million in cash and equities in the acquisition of a denim mill and the construction of a facility which when fully operational will spin, weave and dye twill fabric and provide the capability to cut, launder and ship finished garments. The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. Through September 30, 1999, capital expenditures aggregating $95 million have been made with respect to vertical integration programs initiated by the Company, including $22 million in cash paid on May 7, 1999 and 1,724,000 shares of the Common Stock of the Company issued as of May 24, 1999. The success of the Company's vertical integration strategy may depend, in part, on its ability to obtain financing therefor. There can be no assurance that such financing, if and when required, will be available on terms acceptable to the Company, or at all.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------

          On October 2, 1999, summons were issued by the Hong Kong Special Administrative Region Magistrate's Court to Tarrant Company Limited ("TCL"), a wholly owned Hong Kong subsidiary of the Company. The summons allege that TCL exported apparel to the United States which it claimed was of Hong Kong origin, using Hong Kong export licenses, when in fact the goods were not of Hong Kong origin, in violation of Hong Kong's Import and Export Ordinance. An initial hearing on this matter is scheduled for December 28, 1999. TCL believes that any violations of Hong Kong law resulted from actions of its non-related suppliers. Depending on the final outcome of this legal proceeding, TCL's exports to the United States may become subject to significantly increased Customs Service scrutiny, which could cause delays in the entry of goods into the United States, or in a worst case scenario, prohibit the entry of such goods into the United States. TCL believes it has strong defenses to these charges, and will vigorously defend itself against them. The Company is confident that the policies and procedures are in place to provide maximum assurances that our suppliers are in strict compliance with all international trade regulations.

          In September 1999, the Company was served with a complaint in an action brought in the Supreme Court of the State of New York, New York County, by DLLC and Direct Corp. LLC ("Direct"), as plaintiffs. The complaint alleges that the Company and DLLC entered into a joint venture for the purpose of producing and selling apparel products.

          The complaint further alleges that the Company breached its obligations under the joint venture. The complaint seeks monetary damages of $50,000,000, plus interest, and further seeks permanent injunctive relief.

          The Company has submitted its Answer to the Complaint which generally denies the principal allegations therein, denies any liability to plaintiffs and alleges a number of affirmative defenses to the claims made by plaintiffs. No discovery has taken place in the action to date.

          The Company believes that it has valid defenses to the claims set forth in the plaintiff's complaint and intends to vigorously defend against said claims.

          A subsidiary of the Company has commenced a separate action against plaintiffs in the Superior Court of the State of California, Los Angeles County, seeking damages of $623,138.90 for goods sold and delivered to plaintiffs.

Item 2.   Changes in Securities. None.
          ---------------------

Item 3.   Defaults Upon Senior Securities. None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. None.
          ---------------------------------------------------

Item 5.   Other Information.
          -----------------

          On August 11, 1999, the Company announced that Barry Aved has been appointed President of the Company, effective September 7, 1999. Todd Kay, previously President of the Company, assumed the position of Vice Chairman.

          On August 27, 1999, the Company announced that Scott Briskie has been appointed Chief Financial Officer of the Company, effective September 13, 1999. Mark B. Kristof, previously was Vice President-Finance, Chief Financial Officer and Director prior to his departure from the Company.

          On September 7, 1999, the Company announced that Nicolas Berggruen had been elected to the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a) Exhibits: Reference is made to the Index to Exhibits on page 21 for a description of the exhibits filed as part of this Report on Form 10-Q.

          (b)  Reports on Form 8-K: None.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TARRANT APPAREL GROUP



Date: November 15, 1999                     By: /s/ Scott Briskie
                                                -------------------------------
                                                Scott Briskie
                                                Chief Financial Officer



                                                (Duly Authorized Officer and
                                                Principal Financial and
                                                Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------


Exhibit
Number                               Description
------                               -----------

10.75 Noncompetition Agreement dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V.

10.77 Loan Agreement dated September 1, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group

10.77.1 Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group

10.78 Promissory Note dated September 1, 1999 to pay to the order of General Electric Capital Corporation the loan amount referred to in Exhibit 10.77

10.79         Corporate Guaranty dated September 1, 1999 by Tarrant Mexico, S.
              De R.L. de C.V. in connection with loan agreement referred to in
              Exhibit 10.77

10.79.1 Amendment No. 1 to Corporate Guaranty dated September 12, 1999 by Tarrant Mexico, S. De R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77

10.80 Master Security Agreement made as of September 1, 1999 by and between General Electric Capital Corporation and Tarrant Mexico,
              S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77

10.80.1 Amendment No. 1 to Master Security Agreement made as of September 12, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77

27            Financial Data Schedule