Form 10-K405
period 1999-12-31
TARRANT APPAREL GROUP
filed 2000-03-30
CIK 944948

    As filed with the Securities and Exchange Commission on March 30, 2000
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1999
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ___________to___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $118,511,003 based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of March 1, 2000: 15,801,467.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1999.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    -----
Item 1.   BUSINESS................................................................................................      3
          General.................................................................................................      3
          Business Strategy.......................................................................................      5
          Acquisitions............................................................................................      6
          Vertical Integration....................................................................................      8
          Products................................................................................................      9
          Customers...............................................................................................      9
          Design, Merchandising and Sales.........................................................................     10
          Sourcing................................................................................................     11
          Backlog.................................................................................................     13
          Import Restrictions.....................................................................................     13
          Competition.............................................................................................     14
          Employees...............................................................................................     15

Item 2.   PROPERTIES..............................................................................................     15

Item 3.   LEGAL PROCEEDINGS.......................................................................................     15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................     16

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.................................................................................................     17
          NASDAQ Listing..........................................................................................     17
          Dividend Policy.........................................................................................     17
          Stock Split.............................................................................................     17

Item 6.   SELECTED FINANCIAL DATA.................................................................................     18

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...................................................................................     19
          General.................................................................................................     19
          Factors That May Affect Future Results..................................................................     20
          Results of Operations...................................................................................     22
          Quarterly Results of Operations.........................................................................     24
          Liquidity and Capital Resources.........................................................................     24

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................     26

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................     26

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE................................................................................     26

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS........................................................................     27

Item 11.  EXECUTIVE COMPENSATION..................................................................................     27

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..............................................................................................     27

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................     27

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................     28

SIGNATURES........................................................................................................    S-1

                                    PART I

Item 1.   BUSINESS
          --------

General

     This 1999 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive and economic factors in the textile and apparel markets, raw materials and other costs, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein.

     Tarrant Apparel Group (the "Company"), a leading provider of private label casual apparel, serves specialty retail, mass merchandise and discount department store chains by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children, under private label. In 1999, management responsibilities were divided between two operating divisions, one responsible for the production of "fashion" garments and the other for "basic" garments. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and built a private label business which during 1999 served over 20 customers. The Company's current products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. See "Business--Products" and "--Customers."

     Over the past five years, the Company has achieved a compound annual growth rate in net sales of approximately 19% from $205 million in 1995 to $395 million in 1999. Pre-tax income has risen approximately 25% on a compound annual basis, from $8.3 million in 1995 to $20.3 million in 1999.

     The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the second quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico was $271 million in 1999. The Company expects that the costs and inefficiencies that initially will occur as a result of this strategy will, over time, be offset by the benefits of lower cost production and better quality control over its products.

On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian. S.A. de C.V., and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehucan, Mexico which have the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. The purchase price consisted of (i) $1,000,000 cash paid at closing, (ii) a $3,000,000 non interest bearing promissory note paid in three installments of $1,000,000 each on August 31, September 30 and October 29, 1999 and (iii) $8,000,000 payable in installments
                 ----------------
of $833,000, $3,000,000, $1,667,000, $1,667,000 and $833,000 on each of March
31, 2000, August 31, 2000, March 31, 2001, March 31, 2002, and September 30,
2002 provided, except with respect to the payment due August 31, 2000, the Grupo Famian subsidiary meets specified pretax income requirements. See "--Vertical Integration" and "Acquisitions".

On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). The purchase price consisted of $22.0 million paid in cash on May 7, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock issued on May 24, 1999 valued at $45.3 million. See "--Vertical Integration" and "Acquisitions".

On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs, produces and sells private label and "CHAZZZ" branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penny, Sears and Mervyns. The purchase price consisted of (i) $4,275,000 plus inventory at cost payable at closing, (ii) a $2,500,000 non-interest bearing promissory note payable in three equal installments on the first three anniversary dates of the closing convertible into 62,550 shares of common stock of the Company, (iii) $500,000 payable in two equal installments of $250,000 on the second and third anniversary dates of the closing, and (iv) $1,500,000 payable in three equal installments of $500,000 on the first three anniversary dates of the closing provided the CMG division meets specified net sales and pretax income requirements. See "--Acquisitions".

     On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed near Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities to cut, launder and finish garment production. Construction of this facility commenced in the third quarter of 1998. During the fourth quarter of 1999, the Company began using this facility for washing, finishing and packing. It is anticipated that the Company will take full possession of this facility and begin spinning, weaving, dying and cutting during the year 2000. The Company anticipates that the cost of this facility will be approximately $90 million. See "--Vertical Integration".

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

Acquisitions

Grupo Famian

     Effective August 1, 1999, the Company purchased all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. The purchase price consisted of (i) $1,000,000 paid on closing, (ii) a $3,000,000 non-interest bearing promissory note payable in three installments of $1,000,000 on each of August 31, September 30 and October 29, 1999 and (iii) $8,000,000 payable in installments of $833,000, $3,000,000, $1,667,000, $1,667,000 and $883,000 on each of March 31,
2000, August 31, 2000, March 31, 2001, March 31, 2002 and September 30, 2002
provided, except with respect to the payment due August 31, 2000, that the Grupo Famian subsidiary meets specified pretax income requirements. The purchase price paid on closing was financed by the Company under its existing bank credit facilities. The former shareholders of Grupo Famian were granted a security interest in the shares of Grupo Famian which was released following the October 29, 1999 payment. This transaction has been accounted for as a purchase, and the purchase price was allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired will be amortized over 15 years. The operations of Grupo Famian are included with those of the Company commencing on August 1, 1999.

Jamil Denim Plant

     On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). The purchase price consisted of $22.0 million in cash paid on May 7, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock issued on May 24, 1999 valued at $45.3 million. The Shares will be distributed to the sellers in three equal installments on April 1, 2000, 2001 and 2002; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and
(ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right
to vote the Shares.   The Company has also assumed the obligations of the
sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs (including, but not limited to, salaries and benefits) arising before the closing date or as a result of this acquisition.

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

C M G (Chazzz)

     On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs,produces and sells private label and "CHAZZZ"(R) branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears and Mervyns. The purchase price consisted of (i) $4,275,000 and an amount equal to seller's cost of the inventory purchased, payable in cash on closing, (ii) a $2,500,000 non-interest bearing promissory note payable in three equal annual installments on the first three anniversary dates of the closing convertible into 62,550 shares of common stock of the Company, (iii) $500,000 payable in two equal installments of $250,000 on the second and third anniversary dates of closing, and (iv) $1,500,000 payable in three equal installments of $500,000 on the first three anniversary dates of closing provided the CMG Division meets specified net sales and pretax income requirements. The purchase price paid on closing was financed by the Company from its cash flow from operations. The Company was granted a security interest in the 62,550 shares to secure the performance of obligations under the purchase agreement, including, without limitation, the indemnification obligations. This transaction has been accounted for as a purchase, and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The operations of CMG have been included with those of the Company commencing on March 23, 1999.

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

     During 1999, as part of the Company's consolidation effort to improve efficiencies, the Company discontinued operations at two Rocky facilities and moved this production to its Mexico based plants.

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

     MGI International Limited and MGI USA (collectively, "MGI") each designs, develops and contracts for the manufacture of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), for national chain department stores, including J.C. Penney and Goody's. The purchase price was financed by the Company from its cash flow from operations. This transaction has been accounted for as a purchase and the purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over five years. The operations of MGI have been included with those of the Company commencing on February 23, 1998. During 1999 management of operations for the MGI division was consolidated with Chazzz.

Vertical Integration

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

  Acquisition of Denim Mill

     On April 18, 1999, the Company finalized an agreement to purchase certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters. The purchase price consisted of $22 million in cash paid on May 6, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock. The Shares will be distributed to the sellers in three equal installments on April 1, 2000, 2001, 2002; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and (ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the Shares.

     The Company has also assumed the obligations of the sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs (including, but not limited to, salaries and benefits) arising before the closing date or as a result of this acquisition.

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

  Acquisition of Twill Mill and Production Facility

     On December 2, 1998, the Company contracted with an affiliate of Mr. Nacif, the seller of the denim mill described above, for the construction of a turn-key facility near Puebla, Mexico for the production of twill fabric. The facility will also house ancillary facilities. The purchase price of the facility shall be the sum of (i) the cost of construction and equipment installed, which cost will not include operating expenses, estimated to be approximately $60 million, and (ii) a promissory note of the Company (the "Note") in the principal amount of $28 million.

     The principal balance of the Note will be payable on the third anniversary date of the closing date, and interest on the unpaid principal balance from time to time outstanding will be payable semi-annually in arrears on each June 30 and December 31 at the rate of 7% per annum. Payment under the Note will be subject to the right of the Company to set off any amount payable by (i) the developer to the Company under the facility development agreement, including, but not limited to, any amount payable under the indemnification provisions of the facility development agreement upon the breach by the developer of any representations, warranties or agreements contained in the facility development agreement, or (ii) the sellers of the denim mill assets under the asset purchase agreement, including, but not limited to, any amount payable under the indemnification provisions of such agreement. During the fourth quarter of 1999 the Company began using a portion of this facility to wash, finish and pack. The building should be completed and fully operational by the end of fiscal year 2000.

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

     The Company, in the ordinary course of its business, regularly evaluates new markets and potential acquisitions and believes that numerous opportunities exist due, in part, to the adverse effect on the earnings of many apparel companies of the recent decline in retail sales, and consolidation among retailers. Such opportunities could include transactions involving acquisitions or brand affiliations. Although the Company currently is evaluating several acquisitions, there are no existing commitments with respect to any acquisition or affiliation, except as described under "Business--Acquisitions" and "Vertical Integration."

Customers

     For the year ended December 31, 1999, affiliated stores owned by The Limited, including Express, Lerner New York, Limited Stores, Structure and Lane Bryant, accounted for approximately 42.5% of the Company's net sales. In addition in 1999 sales to Target Stores (a division of Dayton Hudson) and Walmart accounted for approximately 12.4% and 11.4% of net sales respectively. No other customer accounted for more than 10% of the Company's net sales. In the same period, virtually all of the Company's sales were of private label apparel. The Company currently serves over 20 customers which also include, K-Mart, Mervyns, Sears, Abercrombie & Fitch and J.C. Penney. Additionally, the Company manufactures "branded" merchandise for several major designers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

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

     On October 22, 1998, Limited Direct Associates LP, an entity 100% owned by The Limited ("LDA"), acquired one million shares of the Company's Common Stock (or approximately 6.3% of the Common Stock outstanding as of March 1, 2000) through the exercise of an option granted by Mr. Guez and Mr. Kay, the Chairman and President, respectively, of the Company, to LDA at the time of the Company's initial public offering. The option granted LDA the right to purchase 10% of the total shares of Common Stock outstanding at the time of the initial public offering, or 1,299,998 shares, at a price of $3.60 per share (as adjusted for a two-for-one stock split effective May 8, 1998). The transaction was done on a cashless basis, whereby Mr. Guez and Mr. Kay transferred ownership of one million shares to LDA and, in lieu of receiving cash, Mr. Guez and Mr. Kay retained ownership of the remaining 299,998 shares. The one million shares were subject to a lockup provision, which expired October 9, 1999.

     The Company does not have long-term contracts with any of its customers and, therefore, there can be no assurance that any customer will continue to place orders with the Company of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

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

     Each team is responsible for all aspects of its customer's needs, including designing products, developing product samples and test items, obtaining orders, coordinating fabric choices and procurement, monitoring production and delivering finished products. In particular, the team seeks to identify prevailing fashion trends that meet its customer's retail strategies and design garments incorporating those trends. The team also works with the buyers of its customer to revise designs as necessary to better reflect the style and image that the customer wishes to project to consumers. During the production process, the team is responsible for informing the customer about the progress of the order, including any difficulties that might affect the timetable for delivery. In this way, the Company and its customer can make appropriate arrangements regarding any delay or other change in the order. The Company believes that this team approach enables its employees to develop an understanding of the customer's distinctive styles and production requirements in order to respond effectively to the customer's needs. During 1999, the Company opened an office in Columbus, Ohio to support this approach and better service the needs of The Limited.

     As part of the Company's merchandising strategy, the Company produces, at its own expense, one or more samples of garments embodying new designs. The Company produces samples at its facilities in Guangdong Province, China, Hong Kong and Mexico. The Chinese facility, which has 121 employees, currently furnishes a significant portion of the Company's sample requirements. As the Company continues to develop its Mexico based operation a significant amount of sample production has shifted to Mexico during 1999.

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

Sourcing

  General

     When bidding for or filling an order, the Company's international sourcing network enables it to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, the Company has manufactured its products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China and has purchased its fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, the Company has expanded its network to include suppliers and manufacturers located in a number of additional countries, including Thailand, Korea and Mexico. Key elements of the Company's sourcing strategy include (i) continuing to expand its production of basic denim and twill products in Mexico through both independent contractors and the acquisition or construction of cutting, sewing and finishing facilities and (ii) acquiring or constructing denim and twill weaving mills in Mexico. The following table sets forth the percent of the Company's merchandise, on the basis of the free on board cost at the supplier's plant ("FOB Basis"), by country for the periods indicated:

                                                                                      1996   1997   1998   1999
                                                                                      -----  -----  -----  -----
     International Sourcing
       Hong Kong and China..........................................................  78.3%  60.5%  50.4%  36.3%
       Other(1).....................................................................   7.7   13.7   10.0   12.3
     Domestic Sourcing
       United States................................................................  13.8   14.9    5.7    2.6
       Mexico and Central America...................................................   0.2   10.9   33.9   48.8

__________________
(1) In 1999, such countries consisted of Thailand, Philippines, UAE/Oman, and Indonesia and Korea.

  Dependence on Contract Manufacturers

     The Company has reduced its reliance on outside third party contractors through its Mexico vertical integration strategy. However, all international and a portion of its Mexico sourcing is manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

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

     In addition, as is customary in the industry, the Company does not have any long-term contracts with independent fabric suppliers. The loss of any of its major fabric suppliers could have a material adverse effect on the Company's financial condition and results of operations until alternative arrangements are secured. The impact of such a loss will may be offset in part by the acquisition of or development of fabric mills and production facilities in Mexico. See "____ Vertical Integration"

  Diversified Production Network

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

     By allocating an order among different manufacturers, the Company seeks to fill the high-volume orders of its customers, while meeting their delivery requirements. Upon receiving an order, the Company determines which of its suppliers and manufacturers, (both owned and third party contractors) can best fill the order and meet the customer's price, quality and delivery requirements. The Company considers, among other things, the price charged by each manufacturer and the manufacturer's available production capacity to complete the order, as well as the availability of quota for the product from various countries and the manufacturer's ability to produce goods on a timely basis subject to the customer's quality specifications. The Company's personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that the Company stagger the delivery of products over several weeks.

  International Sourcing

     The Company conducts and monitors its international sourcing operations from its international offices. At December 31, 1999, the Company had offices in Hong Kong, China, Thailand, Korea and Mexico. The staff at these locations have extensive knowledge about and experience with sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of the Company's senior management, including local staff, visit and inspect the facilities and operations of the Company's international suppliers and manufacturers.

     Foreign manufacturing is subject to a number of risk factors, including, among other things, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas). In addition to these risk factors, the Company faces additional risks arising from the uncertainty regarding the future status of Hong Kong since resumption of Chinese sovereignty on July 1, 1997, the continuation of favorable trade relations between the U.S. and China (in particular the continuation of China's Normal Trade Relations ("NTR") status for tariff purposes), and the continuation of economic reform programs in China which encourage private economic activity. Each of these factors could have a material adverse effect on the Company.

     While the Company is in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong or China, the Company still primarily contracts with manufacturers and suppliers located primarily in Hong Kong and China for its international sourcing needs (not including Mexico), and currently expects that it will continue to do so for the foreseeable future. Any significant disruption in the Company's operations or its relationships with its manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on the Company.

     The Company commenced manufacturing basic denim and twill products through independent contractors in Mexico in the second quarter of 1997, and is continuing to expand its use of manufacturing facilities in this region. During 1999 the Company continued to expand its Mexico production capabilities, and acquired several Mexico manufacturing operations. The Company believes that the further diversification of its international sourcing network by increasing the use of manufacturing facilities in Mexico along with its Vertical Integration Strategy will (i) reduce its cost of goods, (ii) enhance the proximity of the Company's sourcing operations to the Company's customers and the Company's executive offices, thereby improving delivery times and increasing management's control, and (iii) lessen certain risks of doing business in Asia. See "-- Vertical Integration," and "Acquisitions".

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

     The Company often arranges on behalf of manufacturers for the purchase of fabric from a single supplier. The Company has the fabric shipped directly to the cutting factory and invoices the factory for the fabric. Generally, the factories pay the Company for the fabric with offsets against the price of the finished goods. For its longstanding program business, the Company may purchase, or produce fabric in advance of receiving the order, but in accordance with the customer's specifications. By procuring fabric for an entire order from one source, the Company believes that production costs per garment are reduced and customer specifications as to fabric quality and color can be better controlled.

Backlog

     At February 23, 2000, the Company had unfilled customer orders of approximately $142 million as compared to approximately $137 million at February 23, 1999. The Company believes that all of its backlog of orders as of February 23, 2000 will be filled within the current fiscal year. Backlog is based on the Company's estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product which, in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from its backlog.


Import Restrictions

Quotas

     The Company imported approximately 96% of its products (on an FOB Basis) in 1999, including approximately 55% imported from Mexico. In the case of Mexico, imports are subject to special rules under the North American Free Trade Agreement ("NAFTA"), which limits certain types of apparel imports into the United States from Mexico, but not nearly to the extent that imports are restricted from countries subject to bilateral textile agreements. Most of the remaining products imported were manufactured in a foreign jurisdiction (e.g., Hong Kong and China) with which the U.S. has entered into a bilateral textile agreement that, among other restrictions, imposes specific quantitative restraints, or "quotas," on the amounts of various categories of textiles and apparel that can be imported into the U.S. from that foreign jurisdiction during a particular quota year. These bilateral textile agreements also include provisions which allow the U.S. to impose quotas on categories of textiles and apparel not previously under quota or to "charge" (i.e., impose deductions upon) the quotas for origin-related violations. Accordingly, the Company's operations are subject to the restrictions imposed by these bilateral agreements.

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

     In 1999, products imported using Hong Kong quota accounted for approximately 30% of the Company's net sales (on an FOB Basis). Under the U.S. and Hong Kong rules of origin currently in effect, the Company conducts certain, non-origin conferring manufacturing operations in China for a significant portion of the products it imports using Hong Kong quota. As part of the URAA, the U.S. implemented new rules of origin which become effective on July 1, 1996. These new rules of origin had little actual impact on the country of origin of the merchandise imported by the Company.

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

     Products imported from China into the U.S. currently receive the same preferential tariff treatment accorded goods from countries granted NTR status. China's NTR status, which is granted on an annual basis, expires in July 2000. China's NTR status has been a contentious political issue for several years because of concerns regarding labor and human rights practices, weapons proliferation, trade policies and failure to protect U.S. intellectual property rights. Previous legislation attaching conditions to China's NTR status has been passed by both houses of the Congress, but did not survive presidential vetoes. There can be no assurance that the U.S. will not revoke China's NTR status entirely or place greater conditions or restrictions on this status, but absent a major deterioration in U.S.-China relations, it is anticipated that China will maintain its NTR status. If China's NTR status were to terminate, and Chinese origin products had to enter the U.S. without the benefit of NTR status, such goods would be subject to significantly higher duties than at present. Any such increased duties would increase the cost or reduce the supply of the Company's goods imported from China. In 1999, products imported using China quota accounted for approximately 6% of the Company's net sales (on an FOB Basis). The Company is taking steps to diversify its sourcing network to reduce its dependence on Chinese-origin products.

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

Employees

     At December 31, 1999, the Company had approximately 226 full-time employees in the United States, 4,366 in Mexico (which includes all manufacturing labor to produce fabric, and cut, sew, trim, wash and pack finished garments), 170 in Hong Kong, 142 in China, 8 in Thailand and 3 in Korea. The Company considers its relations with its employees to be good.

Item 2. PROPERTIES
        ----------

     The Company currently conducts its operations from 26 facilities, 24 of which are leased. The Company's executive offices are located at 3151 East Washington Boulevard, Los Angeles, California 90023. The Company leases this facility for an annual rent of $ 540,000 from a California corporation which is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase on January 1, 2002 based on the Consumer Price Index. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, terminates in December 2003 subject to a renewal option for five additional years. The Company also leases 146,000 square feet of warehouse space in South Gate, California for an annual rent of $160,000 from an unrelated third party. An additional warehouse for the Chazzz division is being closed during 2000. In Columbus, Ohio the Company opened an adminstrative office during 1999 to handle business related to The Limited. This facility is leased until 2004, for approximately 6000 square feet at an annual rental of approximately $75,000. The Company leases approximately 36,000 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, expires in June 2004. The Company leases approximately 50,000 square feet which it uses to operate its sample-making facility in Giang Dong Province, China. The lease for this facility terminates in 2004 and the annual rent is $60,000. The Company also leases office space in Bangkok, Thailand and Seoul, Korea to house the small staff it maintains in these nations. The Company also owns two facilities in Ruleville, Mississippi and leases two facilities in Greenwood, Mississippi with an aggregate of 161,000 square feet. These facilities are production, distribution, and administrative offices, the annual rent is $28,000 and the leases expire during the year 2000 and 2001. The Company also leases three locations in New York City for showroom and sales operations. The aggregate square footage of these locations is approximately 15,000 with an annual base rent of $300,000. These leases expire during the years 2000 and 2002. These spaces are currently being consolidated during 2000. The Company also leases 1,600 square feet of office space in Tehaucan, Mexico for an annual rent of $40,000 and this lease expires in September, 2008. Through its subsidiary, Grupo Famian, the company leases seven sewing and washing plants in and around Tehucan, Mexico. These leases terminate in 10 years and have a combined annual rental of $314,000. See "Note 8 to Notes to Consolidated Financial Statements" for additional information with respect to these facilities.

     On February 22, 1999, the Company agreed to acquire a 250,000 square foot denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. In addition, on December 2, 1998, the Company contracted to acquire a 1,500,000 square foot turn-key facility being constructed near Puebla, Mexico which is ultimately expected to have an annual capacity of approximately 18 million meters of twill, and house ancillary garment production facilities to cut, launder, finish and ship finished garments. See "Item 1. Business-- Vertical Integration."

     The Company believes that all of its existing facilities are well maintained, in good operating condition and adequate to meet its current and foreseeable needs.


Item 3. LEGAL PROCEEDINGS
        -----------------

     On October 2, 1999, summons were issued by the Hong Kong Special Administrative Region Magistrate's Court to Tarrant Company Limited ("TCL"), a wholly owned Hong Kong subsidiary of the Company. The summons allege that TCL exported apparel to the United States which it claimed was of Hong Kong origin, using Hong Kong export licenses, when the goods were not of Hong Kong origin, in violation of Hong Kong's Import and Export Ordinance. TCL believes that any violations of Hong Kong law resulted from actions of its non-related suppliers, and that the Company had no knowledge or control of these actions. Depending on the final outcome of this legal proceeding, TCL's exports to the United States may become subject to significantly increased Customs Service scrutiny, which could cause delays in the entry of goods into the United States, or in a worst case scenario, prohibit the entry of such goods into the United States. TCL believes it has strong defenses to these charges, and will vigorously defend itself against them. The Company is confident that the policies and procedures are in place to provide maximum assurances that our suppliers are in strict compliance with all international trade regulations.

     In Sepember 1999, the Company was served with a complaint in an action brought in the Supreme Court of the State of New York, New York County, by DLLC and Direct Corp., LLC ("Direct"), as plaintiffs. The complaint alleges that the Company and DLLC entered into a joint venture for the purpose of producing and selling apparel products. The complaint further alleges that the Company breached its obligations under the joint venture. The complaint seeks monetary damages of $50,000,000, plus interest and further seeks permanent injunctive relief. The Company has submitted its Answer to the Complaint which generally denies the principal allegations therin, denies any liability to the plaintiffs and alleges a number of affirmative defenses to the claims made by plaintiffs. No discovery has taken place in the action to date. The Company believes that it has valid defenses to the claims set forth in the plaintiff's complaint and intends to vigorously defend against said claims. A subsidiary of the Company has commenced a separate action against the plaintiffs in the Superior Court of the State of California, Los Angeles County, seeking damages of $623,138.90 for goods sold and delivered to plaintiffs.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

NASDAQ Listing

     The Company's Common Stock began trading on The Nasdaq Stock Market's National Market ("NASDAQ") under the symbol "TAGS" on July 24, 1995.

     The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's Common Stock as reported by NASDAQ.

                                                                Low        High
                                                              -------     ------
          1998
          First Quarter.....................................  $  7.38      12.31
          Second Quarter....................................    11.50      19.50
          Third Quarter.....................................    17.50      25.50
          Fourth Quarter....................................    13.50      41.25

          1999
          First Quarter.....................................   34.750     45.875
          Second                                               21.000     48.625
          Quarter...........................................
          Third Quarter.....................................    9.750     26.750
          Fourth Quarter....................................    8.969     14.875

          2000
          First Quarter (through March 10)..................    6.000     10.250

     On March 1, 2000, the last reported sale price of the Company's Common Stock as reported on NASDAQ was $7.500. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 1, 2000, there were 29 shareholders of record of the Company. However, proxy data indicates that there are over 2150 beneficial owners of shares of the Common Stock.

Dividend Policy

     The Company intends to retain future earnings for use in its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, the new credit agreement entered into on January 21, 2000, prohibits the payment of dividends during the term of the agreement. See Note 16 to the consolidated financial statements.

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

                                                                                             Year Ended December 31,
                                                                                --------------------------------------------------
                                                                                  1995        1996      1997      1998      1999
                                                                                --------    --------  --------  --------  --------
                                                                                  (In thousands, except share and per share data)
Income Statement Data:
Net sales..................................................................     $205,174    $229,861  $260,093  $378,155  $395,341
Cost of sales..............................................................      172,959     192,288   220,996   307,077   329,131
                                                                                --------    --------  --------  --------  --------
  Gross profit.............................................................       32,215      37,573    39,097    71,078    66,210
Selling and distribution expenses..........................................        6,761       7,124     8,499    11,274    13,692
General and administrative expenses........................................       13,493      13,990    13,518    19,896    25,259
Amortization of excess of cost over fair market value of net assets
  acquired(1)..............................................................           --          --        --     1,337     2,312

LDA Option(2)..............................................................        1,734          --        --        --        --
                                                                                --------    --------  --------  --------  --------
  Income from operations...................................................       10,227      16,459    17,080    38,571    24,947
Interest expense...........................................................       (4,003)     (1,865)   (1,471)   (2,423)   (5,771)
Interest income............................................................          773         337       171       360       396
Other income/(expense)(3)..................................................        1,274        (302)      242       568       748
                                                                                --------    --------  --------  --------  --------
Income before provision for income taxes ..................................        8,271      14,629    16,022    37,076    20,320
Provision for income taxes(4)..............................................         (961)     (4,627)   (5,235)  (12,410)   (7,439)
                                                                                --------    --------  --------  --------  --------

Net income.................................................................     $  7,310    $ 10,002  $ 10,787  $ 24,666  $ 12,881
                                                                                ========    ========  ========  ========  ========
Net income per common share
  Basic....................................................................     $   0.69    $   0.77  $   0.82  $   1.82  $   0.85
  Diluted..................................................................     $   0.69    $   0.76  $   0.80  $   1.71  $   0.79
Weighted average shares outstanding
  Basic....................................................................       10,707      13,016    13,175    13,520    15,200
  Diluted..................................................................       10,707      13,096    13,567    14,417    16,314

                                                                                                 As of December 31,
                                                                                --------------------------------------------------
                                                                                  1995        1996      1997      1998      1999
                                                                                --------    --------  --------  --------  --------
                                                                                                   (In thousands)
Balance Sheet Data:
Working capital............................................................     $ 23,003    $ 34,029  $ 45,304  $ 57,082  $ 25,196
Total assets...............................................................       57,840      63,420    71,861   153,891   295,042
Bank borrowings and long-term obligations..................................       15,940       6,810     4,288    36,694    99,072
Shareholders' equity.......................................................       26,416      36,953    48,335    79,210   139,403

(1)  See "Item 1. Business--Acquisitions."
(2) On the effective date of its initial public offering, the Company incurred a non-recurring charge to earnings related to a grant by Messrs. Guez and Kay to Limited Direct Associates, L.P., an affiliate of The Limited, Inc., of a four-year option (the "LDA Option") to purchase an aggregate of 1,299,998 shares, or 10% of the Company's Common Stock, at an exercise price equal to $3.60 per share. See "Item 1. Business--Customers" and "Note 15 to Notes to Consolidated Financial Statements."
(3) Major components of Other income/(expense) (as presented above) include fees paid by affiliate entities for management and administrative services provided by the Company, royalty income, and foreign currency gains. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) Reflects, 1995 only, income per common share based upon pro forma net income of $7,408 adjusted by providing an income tax provision which is the sum of (i) U.S. income taxes computed as if the Company had been taxed as a C Corporation at an effective tax rate of 40% for federal and state tax purposes for the period it was an S Corporation and (ii) the historical tax provision of the Company and its non-U.S. consolidated subsidiaries for all other periods. 1996, 1997, 1998, and 1999 have no adjustments since the Company was a C Corporation in such years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

General

     The Company serves specialty retail, mass merchandise and discount store chains by designing, merchandising, contracting for the manufacture of, manufacturing directly, and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, as well as Target Stores (a division of Dayton Hudson), Abercrombie & Fitch, Mervyns, Sears, K-Mart, Walmart and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

     Over the past five years, the Company has achieved a compound annual growth rate in net sales of approximately 19% from $205 million in 1995 to $395 million in 1999. Pre-tax income has risen approximately 25 % on a compound annual basis, from $8.3 million in 1995 to $20.3 million in 1999.

     The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico were approximately $104 million and $271 million in 1998 and 1999, respectively. The Company has also commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that these strategies will create a more diversified sourcing base, increase the Company's access to emerging providers of low cost production, enhance the proximity of the Company's sourcing base to the Company's customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

     On August 1, 1999 the Company acquired all of the outstanding stock of Industrial Exportadora Famian. S.A. de C.V., and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehucan, Mexico which have the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. For a description of the terms of acquisition see "--Vertical Integration" and "Business Acquisitions".

     On April 18, 1999 the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). For a description of the terms of acquisition, see "- -Vertical Integration" and "Business Acquisitions".

     On March 23, 1999, the Company purchased certain assets of CMG, Inc., a
California corporation ("CMG").   CMG designs, produces and sells private label
and "CHAZZZ" branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penny, Sears and Mervyns. For a description of the terms of acquisition, see "--Acquisitions".

     On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed near Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities. Construction of this facility commenced in the third quarter of 1998. During the fourth quarter of 1999 the Company began using this facility for washing, finishing and packing. It is anticipated that the Company will take full possession of this facility and begin spinning, weaving, dying and cutting during the year 2000. The Company anticipates that the cost of this facility will be approximately $90 million. See "--Vertical Integration".

     During 1999, the Company began a consolidation strategy to gain efficiencies as a result of its acquistions. As a result the Company has discontinued use of two of the four Mississippi Rocky Apparel plants and shifted this production to its Mexico facilities.

     Management focused much of its attention during 1999 on transforming the Company from a sourcing company to a fully vertical integrated manufacturer, providing full package production from raw materials, (mostly cotton) to finished garments. Its manufacturing operations were developed in Mexico through acquistion and development of manufacturing plants, while its traditional sourcing business continues at the same time predominantly out of the Far East.

The transition has been challenging and the Company has experienced lower gross margins and higher operating expenses during 1999 as a result. In addition, gross margins were impacted by inventory variance and markdowns, while the SGA expenses were impacted by an increase in the reserve against accounts receivable, and an asset impairment to write off its old computer systems. During the year 2000 the company is installing new computer systems and controls. Although, the integration process continues, the Company has made significant progress at developing this strategy, and expects to begin to see the benefits of lower productions costs, and greater control over quality and delivery schedules during 2000.

Subsequent to the year-end 1999, the Company opened a new credit agreement allowing it to borrow up to $105 million. The line of credit is granted by three institutions, GMAC, Finova Capital Corporation, and Sanwa Bank of California.

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

     Variability of Quarterly Results. The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company's introduction of new product lines, the level of consumer acceptance of each new product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonality of the markets in which the Company participates, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the weather, transportation delays, quotas, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

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

     Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately 43% and 66% of the Company's net sales in 1999 and 1998, respectively. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

     Dependence on Contract Manufacturers. The Company has reduced its reliance on outside third party contractors through its Mexico vertical integretion strategy. However, all international and a portion of its domestic sourcing is manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

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

     Foreign Manufacturing. Approximately 96% of the Company products were imported (including Mexico) in 1999. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

     Year 2000 Issue. In prior years , the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $250,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                                                                 Year Ended December 31,
                                                                                            ---------------------------------
                                                                                             1997         1998          1999
                                                                                            ------       ------        ------
     Net sales.......................................................................       100.0%       100.0%        100.0%
     Cost of sales...................................................................        84.9         81.2          83.3
                                                                                            -----        -----         -----
     Gross profit....................................................................        15.1         18.8          16.7
     Selling and distribution expenses...............................................         3.3          3.0           3.5
     General and administration expenses.............................................         5.2          5.2           6.3
     Amortization of excess of cost over fair value of net assets acquired(1)........          --          0.4           0.6
                                                                                            -----        -----         -----
     Operating income................................................................         6.6         10.2           6.3
     Interest expense................................................................        (0.6)        (0.6)         (1.4)
     Other income....................................................................         0.2          0.2           0.2
                                                                                            -----        -----         -----
     Income before income taxes......................................................         6.2          9.8           5.1
     Income taxes....................................................................       ( 2.0)        (3.3)         (1.9)
                                                                                            -----        -----         -----
     Net income......................................................................         4.2%         6.5%          3.2%
                                                                                            -----        -----         -----

(1) Reflects amortization of the excess of cost over fair value of assets acquired in acquisitions of MGI and Rocky.

     Comparison of 1999 to 1998

          Net sales increased by $17.2 million or 4.5%, from $378.2 million in 1998 to $395.3 million in 1999. The increase in net sales includes $41.7 million in sales related to the acquired Chazzz division, which was acquired in 1999, a decrease of approximately $70 million in sales to divisions of The Limited, and an increase to other customers such as mass merchants, discounters and branded designs. During 1999, sales to divisions of The Limited accounted for 42.5% of total sales as compared to 63.3% in 1998.

          Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 1999 was $66.2 million, or 16.7% of net sales, compared to $71.1 million, or 18.8 % of net sales, a decrease of 2.1%. The decrease was primarily attributable to production inefficiencies that the Company experienced as it integrated its newly acquired companies (Jamil, and Grupo Famian) into its operating structure. In addition, the Company recorded a charge of approximately $2 million as a result of year-end book to physical adjustments in the fourth quarter of 1999.

          Selling and distribution expenses increased from $11.3 million in 1998 to $13.7 million in 1999. As a percentage of sales these expenses increased from 3.0% in 1998 to 3.5% in 1999. This increase was caused by the development of the personnel and infrastructure to support the development of Mexico production facilites and the additional overhead of the Chazzz division of $750,000 compared to zero in 1998.

          General and administrative expenses increased from $19.9 million in 1998 to $25.3 million in 1999, an increase of 27%. Generally, this increase was the result of the Company building its infrastructure to support the development of Mexico manufacturing operations plus $2.6 million of overhead expenses for the Chazzz division acquired during 1999. The Company incurred approximately $1.0 million in charges to replace its old computer systems, which are being replaced during 2000. This charge included both costs to support the system in 1999 and costs related to the acceleration of depreciation.

          Operating income was $38.6 million in 1998, or 10.2% of net sales, compared to $24.9 million in 1999 or 6.3% of net sales due to the factors described above. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit margin, which amounted to 2.1% of net sales, an increase in general and adminstrative expenses of 1.1% of net sales, and an increase in amortization of excess cost over fair value of net assets acquired, which amounted to 0.1% of net sales.

          Other income increased from $928,000 in 1998 to $1,144,000 in 1999. As a percentage of net sales there was no change. Included in other income in 1999 is a $668,000 foreign currency gain related to debt repayable in a foreign currency.

          Income before taxes was $37.1 million in 1998 and $20.3 in 1999, representing 9.8% and 5.1% of net sales respectively. The decrease in income before taxes as a percentage of net sales was due to the decrease in gross profit margin, an increase in general and administrative expense as discussed above, and an increase in interest expense which amounted to 0.8% of net sales associated with increased debt levels pertaining to the expansion of Mexico operations.


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

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                       1998               1997            Increase/(Decrease)
                                                                       ----               ----            -------------------
                                                                   $19,897,000        $13,518,000             $6,379,000
  Less: Bad debt expense*...................................            (7,000)           189,000               (196,000)
        Allowance for returns and discounts*................           541,000           (282,000)               823,000
                                                                   -----------        -----------             ----------
        Allowance for bad debt*.............................           534,000            (93,000)               627,000
        Bonus accruals*.....................................         2,964,000            910,000              2,054,000
        MGI and Rocky operations............................         2,352,000                -0-              2,352,000
                                                                   -----------        -----------             ----------
                                                                   $14,047,000        $12,701,000             $1,346,000
                                                                   ===========        ===========             ==========

_____________
*    Excluding MGI and Rocky.

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

Quarterly Results of Operations

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                                                    Quarter Ended
                        ---------------------------------------------------------------------------------------------------
                        Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,
                          1997       1997        1997       1997       1998       1998        1998       1998       1999
                        ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------  ---------
                                                                                   (In millions)
Net sales.............    $ 53.6     $ 73.9      $ 69.2     $ 63.4     $ 64.3     $100.1      $114.9     $ 98.9     $ 84.1
Gross profit..........       8.8       11.1         9.7        9.6       10.9       20.3        19.7       20.2       16.0
Operating income......       3.4        5.1         4.1        4.5        4.5       11.7        11.4       11.0        7.9
Net Income/(loss)            2.0        3.3         2.7        2.8        2.8        7.2         7.1        7.6        4.6

                        -------------------------------
                        June 30,   Sept. 30,   Dec. 31,
                          1999        1999       1999
                        ---------  ----------  ---------

Net sales.............  $109.8      $110.5     $ 90.9
Gross profit..........    19.0        19.3       11.9
Operating income......     9.7         9.0       (1.7)
Net Income/(loss)          5.7         4.9       (2.3)


                                                                             Quarter Ended
                        --------------------------------------------------------------------------------------------------
                        Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,
                            1997       1997        1997       1997       1998       1998        1998       1998       1999
                        --------   --------   ---------   --------   --------   --------   ---------   --------   --------
Net sales.............     100.0%     100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%
Gross profit..........      16.4       15.0        14.0       15.1       17.0       20.2        17.1       20.4       19.1
Operating Inc/(loss)         6.3        6.9         5.9        7.2        7.1       11.7         9.9       11.1        9.4
Net Income/(loss)            3.8        4.4         3.9        4.4        4.3        7.2         6.2        7.7        5.5


                        -------------------------------
                        June 30,   Sept. 30,   Dec. 31,
                            1999        1999       1999
                        --------   ---------   --------
Net sales.............   100.0%      100.0%     100.0%
Gross profit..........    17.3        17.5       13.1
Operating Inc/(loss)       8.8         8.1       (1.9)
Net Income/(loss)          5.2         4.4       (2.5)


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

  During 1999, net cash provided by operating activities was $2.2 million, which resulted primarily from net income of $12.9 million plus depreciation and amortization of $8.0 million, as offset by a net increase in working capital items, including an increase of $4.1 million in accounts receivable and an increase in inventory of $13.1 million. The increase in inventory primarily resulted from the company beginning to do its own manufacturing in Mexico as part of its vertical integration strategy. The Company now carries inventories on its books of raw materials, work in process, and finished goods as a result of this operation.

  During 1999, cash flow used in investing activities was $84.0 million, which included $4.2 million for the CMG acquisition, $6.8 million for the Famian acquisition. The remaining investment was used to acquire fixed assets and construction costs in Mexico to build production facilities.

  In 1999, cash flow provided by financing activities equaled $79.9 million, including $61.7 million of net additional bank borrowings and long term debt. The balance was $16.1 million interim financing from a shareholder, and $2.0 million from the exercise of stock options net of the companies stock repurchase plan expenditures

  The Company has credit facilities of $33 million and $13 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of December 31, 1999, HKSB's U.S. dollar prime rate equaled eight and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of December 31, 1999, SCB's Hong Kong dollar prime rate equaled eight and one-half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio. As of December 31, 1999 there were $21.0 million of outstanding borrowings under these facilities.

     The Company had accounts receivable-secured credit facilities with the CIT Group/Commercial Services, Inc. ("CIT") and Finova Capital Corporation ("FCC"). Effective January 1, 1998 the Company substantially eliminated its use of a factor for credit verification and approval purposes on major accounts. The Company may receive advances from FCC of up to 90% of certain accounts receivable, and advances from CIT up to 90-100% of the amount of other accounts receivable. Subsequent to the year-end, these facilities from FCC and CIT have been replaced by a syndicated facility of $105 million lead managed by GMAC Commercial Credit and participated by GMAC, Finova, and Sanwa Bank of California.

     The Company had an unsecured $10 million credit facility with SCB which matured on December 29, 1999 and has been replaced by an uncommitted and unsecured Money Market Line for the same amount. The Money Market Line is cross defaulted to the Company's other credit facilities and interest on advances accrues at the rate of one an one quarter percent over Libor. At December 31, 1999, $4.0 million was outstanding under this facility.

     The Company guarantees a $2.5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

     The Company assumed certain bank liabilities of Grupo Famian upon its acquisition during the year. As of December 31, 1999 these amounted to $1 million due to Banco Bilbao and $222,222 due to Banco International.

     The Company had two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing respectively. The leases are secured by equipment located in Puebla and Tlaxcala Mexico. The outstanding amounts as of December 31, 1999 were $15.5 million due to GE Capital and $5.1 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to the same restrictive covenants as applicable to the HKSB and SCB facilities.

     During 1999 the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5%, are payable in semiannual payments commencing in February 2000. Of the $16.9 million outstanding as of December 31, 1999, $10.9 million is denominated in Deutsch Marks and $1.1 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

     The Company has financed its operations from its cash flow from operations, borrowings under its bank credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility), and the proceeds from the exercise of stock options. The Company believes that these sources of cash should be sufficient to fund its existing operations for the foreseeable future.

     The Company has commenced a capital investment program in Mexico under which it will invest approximately $160 million in the acquisition of a denim mill and the construction of a new facility which when fully operational will spin, weave and dye twill fabric, and provide the capability to cut, launder, finish and ship finished garments. See "Item 1. Business--General and-- Acquisitions." The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditures aggregating approximately $116 million have been made with respect to vertical integration programs initiated by the Company.

     The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of certain debt denominated in the Deutsch Mark and the Euro. At December 31, 1999 the Company had $10.9 million in U.S. dollars repayable in Deutsch Marks and $1.1 million U.S. dollars repayable in Euros. The Company bears the risk of exchange rate gains and losses that may result in the future as a result of this financing structure. During 1999 the Company recorded a $668,000 exchange rate gain as a result of a fluctuation. At December 31, 1999 the result of a 10% deterioration of the Deutsch Mark and Euro to the U.S. dollar would result in an exchange rate loss of $1.3 million. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and does not take into account any actions the Company would likely take to mitigate any exposure.

     The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on the Company's debt. A majority of the Company's credit facilities are at variable rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         --------------------------------

  The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1-- Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

Item 11. EXECUTIVE COMPENSATION
         ----------------------

  The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1--Election of Directors" contained in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

  The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information--Security Ownership of Principal Shareholders and Management" and "Proposal 1--Election of Directors" contained in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

  The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1--Election of Directors--Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

  (a) Financial Statements and Schedule. Reference is made to the Index to
      ----------------------------------
Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

  (b) Reports on Form 8-K. None.
      --------------------

  (c) Exhibits. The following is a list of exhibits filed as a part of this
      ---------
report.


Exhibit Number
Description

3.1       Restated Articles of Incorporation of the Company/(1)/

3.2       Restated Bylaws of the Company/(1)/

4.1       Specimen of Common Stock Certificate/(2)/

10.1 Note in the principal amount of $2,600,000 dated March 15, 1995 in favor of Imperial Bank/(1)/

10.2 General Security Agreement dated March 15, 1995, by and between the Company and Imperial Bank/(1)/

10.3 Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation/(1)/

10.4      1995 Stock Option Plan dated as of May 1, 1995/(1)/

10.5 Letter Agreement dated February 17, 1995 between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited/(1)/

10.6 Letter dated April 18, 1995 from The Hongkong and Shanghai Banking Corporation Limited to Tarrant Company Limited regarding the release of certain security interests/(1)/

10.7      Commercial Lease dated January 1, 1994 and GET and the
          Company/(1)/

10.8 Tenancy Agreement dated July 15, 1994 between Lynx International Limited and Tarrant Company Limited, as amended by that certain Supplementary Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary Tenancy Agreement dated December 31, 1994/(1)/

10.9 Lease Agreement dated June 10, 1994, between Yip Sik Kin and Tarrant Company Limited (translated from Chinese)/(1)/

10.10 Tenancy Contract effective as of December 24, 1994, between Khalifa al Muhairi and Tarrant Trading Co. Ltd./(1)/

10.11 Agreement dated as of June 1, 1995, by and among Pret-A-Porter, the Company, French Designers, Inc., Bernard Aidan, Gerard Guez and Todd Kay/(5)/

10.12 Services Agreement dated as of April 1, 1995, by and between F.I.S., Inc. and the Company/(2)/

10.13 Services Agreement dated as of October 1, 1994, by and between the Company and GET/(1)/

10.14 Services Agreement dated as of October 1, 1994, by and between the Company and Lynx International Limited/(1)/

10.15 Indemnification Agreement dated as of March 14, 1995, by and among the Company, Gerard Guez and Todd Kay/(2)/

10.16 Promissory Note in the initial principal amount of $2 million dated February 8, 1995, by Gerard Guez in favor of the Company/(2)/

10.17 Promissory Note in the initial principal amount of $1 million dated February 8, 1995, by Todd Kay in favor of the Company/(2)/

10.18 Promissory Note in the principal amount of $1,334,566.71 dated December 31, 1994, by F.I.S., Inc. in favor of the Company/(2)/

10.19 Release dated as of June 1, 1995, by and between the Company and certain other parties signatory thereto/(2)/

10.20 Option Agreement dated as of July 28, 1995, by and among Limited Direct Associates, L.P., Gerard Guez, Todd Kay and the Company/(5)/

10.21 Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P./(5)/

10.22 Reorganization and Tax Indemnification Agreement dated as of June 13, 1995, by and among the Company and its shareholders/(5)/

10.23 Employment Agreement January 1, 1995, by and between the Company and Gerard Guez/(2)/

10.23.1 Employment Agreement effective January 1, 1998, by and between the Company and Gerard Guez

10.24 Agreement dated as of January 1, 1995, by and between the Company and Todd Kay/(1)/

10.24.1 Employment Agreement effective January 1, 1998, by and between the Company and Todd Kay

10.25 Employment Agreement dated as of January 1, 1994, by and between the Company and Jimmy Esebag, as amended, by that certain Amendment No. 1 dated as of June 1, 1995/(2)/

10.26 Employment Agreement dated as of November 18, 1994, by and between the Company and Mark B. Kristof/(1)/

10.27 Employment Agreement dated as of July 5, 1994, by and between the Company and Bradley R. Kenson/(1)/

10.28 License Agreement dated January 1, 1994, by and between the Company and GET/(1)/

10.29 Assignment dated as of June 1, 1995 with respect to the GET! trademark, executed by GET in favor of the Company/(2)/

10.30 Amendment No. 1 to Commercial Lease dated as of April 1, 1995, by and between GET and the Company/(2)/

10.31 Lease and Services Agreement dated as of June 1, 1995, by and between Tarrant Company Limited and French Designers, Inc./(2)/

10.32 Note in the principal amount of $2,600,000 dated May 15, 1995, by the Company in favor of Imperial Bank/(2)/

10.33 Letter Agreement dated May 17, 1995, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited/(2)/

10.34 Buying Agency Agreement executed as of December 19, 1992, between F.I.S., Inc. and Tarrant Company Ltd./(2)/

10.35 Buying Agency Agreement executed as of April 4, 1995, by Azteca Production International, Inc. and Tarrant Company Ltd., with the Company acknowledging as to certain matters/(2)/

10.36 Tripartite Agreement Assignment of Factoring Proceeds (Advances) executed and delivered June 6, 1995, by the Company, and accepted and agreed to by The Hongkong and Shanghai Banking Corporation Limited and NationsBanc Commercial Corporation/(2)/

10.36.1   Amendment to Three Party Special Deposit Account Agreement/(8)/

10.37 Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of June 6, 1995, by and between the Hongkong and Shanghai Banking Corporation Limited and the Company/(2)/

10.38 Security Agreement (Tarrant Co. Ltd. Draft Acceptance) entered into as of June 6, 1995, by and between The Hongkong and Shanghai Banking Corporation Limited and the Company/(2)/

10.39 Agreement dated March 14, 1995, by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong/(3)/

10.40 Agreement dated March 17, 1995, by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong/(3)/

10.41 Underwriting Agreement dated as of July 24, 1995, by and among the Company, Gerard Guez, Todd Kay and Prudential Securities Incorporated/(5)/

10.42 Letter agreement dated August 10, 1995, by and among the Company and NationsBanc Commercial Corporation/(4)/

10.42.1 Amendment dated June 9, 1997 to Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation/(8)/

10.43 Letter agreement dated January 30, 1996, by and between Tarrant Company Limited and The Hongkong Shanghai Banking Corporation Limited/(5)/

10.43.1 Letter agreement dated May 28, 1996, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited/(8)/

10.43.2 Letter agreement dated April 16, 1998, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited/(11)/

10.44 Promissory Note in the principal amount of $3 million dated March 25, 1996, by GET in favor of the Company/(6)/

10.45 Deed of Trust dated March 25, 1996 by and between GET and the Company/(6)/

10.46 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Gerard Guez and the Company/(6)/

10.47 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Todd Kay and the Company/(6)/

10.48 Letter agreement dated February 22, 1996, by and between Tarrant Company Limited and Standard Chartered Bank/(7)/

10.49 Letter agreement dated March 8, 1996, by and between Tarrant Company Limited and Standard Chartered Bank/(7)/

10.50 Guarantee Agreement entered into as of August 30, 1996, by and between Standard Chartered Bank and the Company/(7)/

10.51 Letter of Undertaking entered into as of August 30, 1996, by and between Standard Chartered Bank and the Company/(7)/

10.52 Intercreditor Agreement entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation Limited, Standard Chartered Bank and Tarrant Company Limited/(7)/

10.53 Security Agreement entered into as of November 1, 1996, by and between Standard Chartered Bank and the Company/(7)/

10.54 Amendment to Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation Limited and the Company/(7)/

10.55 Agreement dated January 29, 1997 by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong/(7)/

10.56 Form of Indemnification Agreement with directors and certain executive officers/(8)/

10.57     Special Deposit Account Agreement/(8)/

10.58 Accounts Receivable Financing Agreement dated June 13, 1997, by and between the Company and The CIT Group/Commercial Services, Inc./(8)/

10.58.1 Letter Agreement dated October 1, 1997 regarding Accounts Receivable Financing Agreement, by and between the Company and The CIT Group/Commercial Services, Inc.

10.59*+ Asset Purchase Agreement dated February 18, 1998, by and between Marble Limited and MGI International Limited/(10)/

10.60*+ Asset Purchase Agreement dated February 18, 1998, by and between the Company and Marshall Gobuty International U.S.A., Inc./(10)/

10.61 Employment Agreement dated February 23, 1998, by and between the Company and Marshall Gobuty/(10)/

10.62 Noncompetition Agreement dated February 23, 1998, by and between Marshall Gobuty International U.S.A., Inc. and Marshall Gobuty, on the one hand, and the Company, on the other hand/(10)/

10.63 Noncompetition Agreement dated February 23, 1998, by and between MGI International Limited and Marshall Gobuty, on the one hand, and the Company, on the other hand/(10)/

10.64 Loan Agreement dated as of July 1, 1998, between the Company and Standard Chartered Bank/(12)/

10.65 Partnership Interest Purchase Agreement dated as of July 2, 1998, among Rocky Acquisition, LLC, the Company, Limited Direct Associates, L.P., Rocky Apparel, Inc., and Gabriel Manufacturing Company

10.66 Escrow Agreement made as of July 2, 1998, by and among the Company, Gabriel Manufacturing Company and Rocky Apparel, Inc.

10.67 Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. nd Tex Transas, S.A. de C.V.

10.68 + Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca.

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

10.74 Agreement for Purchase of Stock dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V. *

10.75 Noncompetition Agreement dated as of August 1, 1999, by and among ag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V.

10.77 Loan Agreement dated September 1, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group

10.77.1 Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group

10.78 Promissory Note dated September 1, 1999 to pay to the order of General Electric Capital Corporation the loan amount referred to in Exhibit 10.77

10.79 Corporate Guaranty dated September 1, 1999 by Tarrant Mexico, S. De R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77

10.79.1 Amendment No. 1 to Corporate Guaranty dated September 12, 1999 by Tarrant Mexico, S. De R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77

10.80 Master Security Agreement made as of September 1, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77

10.80.1 Amendment No. 1 to Master Security Agreement made as of September 12, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77

10.81 Loan Agreement dated December 30, 1999 by and between Standard Chartered Bank and Tarrant Apparel Group.

10.82 Factoring Agreement dated November 24, 1999 by and between MTB Bank and Rocky Apparel, LLC.

10.83 Machinery and Equipment Agreement dated November 17, 1999 by and between Tarrant Mexico, S. De R.L. De C.V. and Banc of America Leasing & Capital, L.L.C.

10.84 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Antonio Haddad Haddad

10.85 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Mario Alberto Haddad Yunes

10.86 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Marco Antonio Haddad Yunes

10.87 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Miguel Angel Haddad Yunes

10.88 Non - Negotiable Promissory Note dated August 1, 1999 to pay to the order of Antonio Haddad Haddad

10.89 Stock Pledge Agreement dated August 1, 1999 by and between TAG MEX, INC. and those individuals whose names appear on the signature page

10.90 Revolving Credit, Factoring and Security Agreement dated January 21, 2000 by and between Tarrant Apparel Group, TAG MEX, INC., and GMAC COMMERCIAL CREDIT LLC

23        Consent of Ernst & Young LLP

27        Financial Data Summary

__________
 *   Confidential treatment has been requested for portions of this document.

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

(10) Filed as exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(12) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

27        Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.

                                             TARRANT APPAREL GROUP

                                          By:     /s/ Gerard Guez
                                             -----------------------------------
                                             Gerard Guez,
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----

/s/ Gerard Guez             Chairman, Chief Executive Officer    March 22, 2000
------------------------    and Director (Principal
Gerard Guez                 Executive Officer)

/s/ Todd Kay                Vice Chairman and Director           March 22, 2000
------------------------
Todd Kay

/s/ Barry Aved              President and Director               March 22, 2000
------------------------
Barry Aved

/s/ Scott Briskie           Vice President Finance Chief         March 22, 2000
------------------------    Financial Officer and Director
Scott Briskie               (Principal Financial and
                            Accounting Officer)

/s/ Karen S. Wasserman      Executive Vice President, General    March 22, 2000
------------------------    Merchandising Manager and
Karen S. Wasserman          Director

/s/ James R. Miller         Director                             March 22, 2000
------------------------
James R. Miller

/s/ Nicolas Berggruen       Director                             March 22, 2000
------------------------
Nicolas Berggruen

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                        Page
                                                                                                                        ----
Financial Statements

   Report of Independent Auditors--Ernst & Young, LLP...............................................................    F-2

   Consolidated Balance Sheets--December 31, 1998 and 1999..........................................................    F-3

   Consolidated Statements of Income--Three year period ended December 31, 1999.....................................    F-4

   Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 1999.......................    F-5

   Consolidated Statements of Cash Flows--Three year period ended December 31, 1999.................................    F-6

   Notes to Consolidated Financial Statements.......................................................................    F-7

Financial Statement Schedule

   Schedule II--Valuation and Qualifying Accounts...................................................................    F-25

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Tarrant Apparel Group

     We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 1997, 1998 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Los Angeles, California                           /s/ ERNST & YOUNG LLP
March 17, 2000

                             TARRANT APPAREL GROUP

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                         ------------
                                                                                       1998             1999
                                                                                       ----             ----
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................................      $  4,318,520      $  2,239,511
  Accounts receivable, net..................................................        65,946,055        70,922,626
  Due from affiliates.......................................................         2,143,527         1,031,879
  Due from officers.........................................................         4,477,461         1,891,739
  Inventory.................................................................        49,230,847        62,362,409
  Temporary quota...........................................................         1,192,888         4,521,200
  Prepaid expenses and other receivables....................................         1,527,392         3,413,416
  Income taxes..............................................................           501,334           296,681
                                                                                  ------------      ------------
     Total current assets...................................................       129,338,024       146,679,461

Property and equipment, net.................................................         5,306,308       111,520,497
Permanent quota, net........................................................           245,464           584,402
Other assets................................................................         4,468,517        11,658,832
Excess of cost over fair value of net assets acquired, net..................        14,532,193        24,599,215
                                                                                  ------------      ------------
     Total assets...........................................................      $153,890,506      $295,042,407
                                                                                  ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank borrowings...........................................................      $ 33,288,267      $ 55,144,818
  Accounts payable..........................................................        24,200,202        27,915,169
  Accrued expenses..........................................................         8,738,522         7,814,114
  Income taxes..............................................................         5,048,288         4,694,483
  Due to shareholders/officers..............................................                 -        16,143,238
  Current portion of long-term obligations..................................           981,124         9,771,867
                                                                                  ------------      ------------
     Total current liabilities..............................................        72,256,403       121,483,689
Long-term obligations.......................................................         2,424,439        34,155,247
                                                                                  ------------      ------------
     Total liabilities......................................................        74,680,842       155,638,936

Commitments and contingencies

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued and
    outstanding.............................................................                 -                 -
  Common stock, no par value, 20,000,000 shares authorized;
    13,832,955 shares (1998) and 15,802,315 (1999) issued and
    outstanding.............................................................        22,290,539        69,595,141
  Contributed capital.......................................................         1,434,259         1,434,259
  Retained earnings.........................................................        55,484,866        68,365,373
  Accumulated other comprehensive income....................................                 -             8,698
                                                                                  ------------      ------------
     Total shareholders' equity.............................................        79,209,664       139,403,471
                                                                                  ------------      ------------
     Total liabilities and shareholders' equity.............................      $153,890,506      $295,042,407
                                                                                  ============      ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                     1997               1998               1999
                                                                     ----               ----               ----
Net sales..................................................      $260,092,777       $378,155,527       $395,341,275
Cost of sales..............................................       220,995,754        307,077,111        329,131,063
                                                                 ------------       ------------       ------------
Gross profit...............................................        39,097,023         71,078,416         66,210,212
Selling and distribution expenses..........................         8,498,976         11,274,384         13,691,796
General and administrative expenses........................        13,518,441         19,896,522         25,259,733
Amortization of excess of cost over fair value of net
 assets acquired...........................................                 -          1,336,791          2,311,522
                                                                 ------------       ------------       ------------
Income from operations.....................................        17,079,606         38,570,719         24,947,161
Interest expense...........................................        (1,470,762)        (2,423,482)        (5,771,250)
Interest income............................................           171,385            360,580            395,523
Other income (expense).....................................           241,235            567,847            748,139
                                                                 ------------       ------------       ------------
Income before provision for income taxes...................        16,021,464         37,075,664         20,319,573
Provision for income taxes.................................         5,235,000         12,410,000          7,439,066
                                                                 ------------       ------------       ------------
Net income.................................................      $ 10,786,464       $ 24,665,664       $ 12,880,507
                                                                 ============       ============       ============

Net income per share:
  Basic....................................................      $       0.82       $       1.82       $       0.85
                                                                 ============       ============       ============
  Diluted..................................................      $       0.80       $       1.71       $       0.79
                                                                 ============       ============       ============
Weighted average shares outstanding:
  Basic....................................................        13,175,256         13,519,517         15,199,893
  Diluted..................................................        13,567,254         14,416,850         16,314,129

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     Accumulated
                                                                                        Other           Total
                                             Common      Contributed    Retained    Comprehensive   Shareholders'
                                              Stock        Capital      Earnings        Income          Equity
                                           -----------    ----------   -----------  -------------   -------------
Balance at December 31, 1996............   $15,485,734    $1,434,259   $20,032,738  $           -    $ 36,952,731
 Net income.............................             -             -    10,786,464              -      10,786,464
 Exercise of stock options..............       495,254             -             -              -         495,254
 Income tax benefit from exercise
  of stock options......................       119,495             -             -              -         119,495
                                           -----------    ----------   -----------  -------------    ------------
Balance at December 31, 1997............    16,100,483     1,434,259    30,819,202              -      48,353,944
 Net income.............................             -             -    24,665,664              -      24,665,664
 Exercise of stock options..............     3,343,492             -             -              -       3,343,492
 Issuance of shares for acquisition.....     1,350,000             -             -              -       1,350,000
 Income tax benefit from exercise
  of stock options......................     1,496,564             -             -              -       1,496,564
                                           -----------    ----------   -----------  -------------    ------------
Balance at December 31, 1998............    22,290,539     1,434,259    55,484,866              -      79,209,664
 Net income.............................                                12,880,507              -      12,880,507
 Currency translation...................             -             -             -          8,698           8,698
                                                                                                     ------------
 Comprehensive income...................             -             -             -              -      12,889,205
 Exercise of stock options..............     1,569,887             -             -              -       1,569,887
 Issuance of shares for
  acquisition-Jamil.....................    45,283,716             -             -              -      45,283,716
 Repurchase of shares...................      (806,633)            -             -              -        (806,633)
 Income tax benefit from exercise
  of stock options......................     1,257,632             -             -              -       1,257,632
                                           -----------    ----------   -----------  -------------    ------------
Balance at December 31, 1999............   $69,595,141    $1,434,259   $68,365,373  $       8,698    $139,403,471
                                           ===========    ==========   ===========  =============    ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                         1997             1998             1999
                                                                         ----             ----             ----
Operating activities
Net income.......................................................    $ 10,786,464     $ 24,665,664     $ 12,880,507
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:..............................
  Deferred taxes.................................................         598,273         (606,241)        (169,919)
  Depreciation and amortization..................................         867,022        2,356,259        8,001,897
  Loss on sale of fixed assets...................................           3,698           21,587           64,562
  Unrealized gain on foreign currency............................               -                -         (667,623)
  Provision for returns and discounts............................        (359,344)         593,447          961,311
  Changes in operating assets and liabilities:
     Accounts receivable.........................................      10,764,877      (28,785,228)      (4,056,532)
     Due (from) to affiliates and officers.......................      (1,508,724)      (5,015,848)       3,697,370
     Inventory...................................................     (12,446,028)     (18,215,979)     (13,125,935)
     Temporary quota.............................................      (1,151,297)       1,681,494       (3,328,312)
     Prepaid expenses............................................        (849,422)        (185,579)      (2,527,640)
     Prepaid income taxes........................................       1,300,887                -                -
     Accounts payable............................................      (1,650,268)       5,906,194        2,789,709
     Accrued expenses and income tax payable.....................         629,236        7,100,702       (2,284,419)
                                                                     ------------     ------------     ------------
        Net cash (used in) provided by operating activities......       6,985,374      (10,483,528)       2,234,976

Investing activities
Purchase of fixed assets.........................................        (764,087)      (1,490,728)     (65,316,947)
Acquisition of MGI...............................................               -       (6,108,685)               -
Acquisition of Rocky, net of cash................................               -      (10,993,407)               -
Acquisition of CMG, Inc..........................................               -                -       (4,233,069)
Acquisition of Famian, net of cash...............................               -                -       (6,757,133)
Purchase of permanent quota......................................        (129,205)        (226,115)        (691,124)
Increase in other assets.........................................               -       (4,245,981)      (7,190,315)
                                                                     ------------     ------------     ------------
     Net cash used in investing activities.......................        (893,292)     (23,064,916)     (84,188,588)

Financing activities
Bank borrowings, net.............................................      (2,522,158)      25,547,109       21,856,551
Proceeds from long term obligations..............................               -        2,635,000       42,232,032
Paydown of long term obligations.................................               -         (460,330)      (2,378,104)
Advance from shareholders/officers...............................               -                -       16,143,238
Repurchase of shares.............................................               -                -         (806,633)
Exercise of stock options including related tax benefit..........         614,749        4,840,056        2,827,519
                                                                     ------------     ------------     ------------
     Net cash provided by (used in) financing
       activities................................................      (1,907,409)      32,561,835       79,874,603
                                                                     ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents.................       4,184,673         (986,609)      (2,079,009)
Cash and cash equivalents at beginning of year...................       1,120,456        5,305,129        4,318,520
                                                                     ------------     ------------     ------------
Cash and cash equivalents at end of year.........................    $  5,305,129     $  4,318,520     $  2,239,511
                                                                     ============     ============     ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


1.   Summary of Significant Accounting Policies

     Organization and Basis of Consolidation

     The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California Corporation (formerly Fashion Resource, Inc.) (the Parent Company or the Company), NO! Jeans, Inc. (NO), Rocky Mexico, Inc. (RM), Rocky Apparel, L.L.C. (RA) and Tag Mex, Inc., United States corporations; the following Hong Kong corporations: Tarrant Company Limited (Tarrant HK) and Marble Limited (Marble); Tarrant Trading Limited, a United Arab Emirates corporation (Tarrant UAE); and Tag Mex, S.A., a Mexican corporation which are wholly-owned subsidiaries of Tag Mex, Inc. Tarrant HK owns a 49% interest in Tarrant UAE. However, since Tarrant HK effectively controls Tarrant UAE, the results of Tarrant UAE had been consolidated. The third-party interest in Tarrant UAE is immaterial.

     The Company serves both specialty retail and mass merchandise store chains by designing, merchandising and contracting for the manufacture and selling of casual, moderately priced apparel, for women, men and children under private label. Commencing in 1999, the Company began production of fabric (denim) for use in the manufacturing process.

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

     Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and amounted to $245,000, net of amortization of $1.1 million at December 31, 1998 and $584,000, net of amortization of $1.2 million at December 31, 1999.

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

     Intangibles

     The excess of cost over fair value of net assets acquired is being amortized over five to fifteen years. Accumulated amortization at December 31, 1998 and 1999 was $1,337,000 and $ 2,312,000, respectively.

     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining useful lives of goodwill and other long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based upon the anticipated future income and cash flow from operations, in the opinion of Company management, there has been no impairment.

     Impairment of Long-Lived Assets

     In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

     Income Taxes

     The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

     The Company's Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 16%. No domestic tax provision has been provided for $47.6 million of unremitted retained earnings of these Hong Kong corporations, as the Company intends to maintain these amounts in Hong Kong on a permanent basis in support of its working capital requirements.

     Net Income Per Share

     Net income per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, "Earnings Per Share" (see
Note 10). A two-for-one stock split became effective May 8, 1998. All share and per share amounts have been restated to reflect the split.

                             TARRANT APPAREL GROUP

     Product Design, Advertising and Sales Promotion Costs

     Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of income (excluding the costs of manufacturing samples) amounted to approximately $1,528,000, $840,000 and $1,740,000 in 1997, 1998 and 1999, respectively.

     Foreign Currency Translation

     Assets and liabilities of the Mexico, Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currency in which the Company transacts business is the Hong Kong dollar and the peso in Mexico.

     Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income. Historically, such gains and losses have been immaterial. At December 31, 1999, the Hong Kong subsidiaries have retained earnings of $ 47.6 million and an intercompany receivable due from Tarrant Apparel Group of $ 41.8 million.

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

                                                         1997    1998    1999
                                                         ----    ----    ----
        Customer A.....................................  69.7%   63.3%   42.5%
        Customer B.....................................  18.7     8.6    12.4
        Customer C.....................................     -     8.2    11.4

                             TARRANT APPAREL GROUP

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

     New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for financial statements ending June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of SFAS 133 to have a material impact on consolidated results of operations.

    Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFASB Statement No. 133" ("SFAS 137"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 137 defers the effective date of SFAS 133. The Company does not expect adoption of SFAS 137 to have a material impact on consolidated results of operations.

2.   Accounts Receivable

     Accounts receivable consist of the following:

                                                                    December 31,
                                                                    ------------
                                                                 1998          1999
                                                                 ----          ----
        U.S. trade accounts receivable....................   $53,693,368   $54,546,617
        Foreign trade accounts receivable.................     8,406,558    10,954,919
        Due from factor...................................     4,725,869     2,161,897
        Other receivables.................................     1,367,266     6,467,511
        Allowance for returns and discounts...............    (2,247,006)   (3,208,318)
                                                             -----------   -----------
                                                             $65,946,055   $70,922,626
                                                             ===========   ===========

     The Company had accounts receivable-secured credit facilities with The CIT Group/Commercial Services, Inc. ("CIT") and Finova Capital Corporation ("FCC"). During the year, the Company could receive advances from FCC of up to 90% of certain accounts receivable. Such advances approximated $5.3 million at December 31, 1999. CIT advanced up to 100% of the amount of certain accounts receivable plus an over-advance of up to $10 million, up to a maximum amount of $25 million. Such advances approximated $1.4 million and $13.7 million at December 31, 1998 and 1999, respectively. Interest on advances from both FCC and CIT accrues at the rate of one and one-quarter percent below the bank's respective prime rates or, at the option of the Company, one and one-quarter percent over the respective LIBOR rates. As of December 31, 1999, the prime rates equaled 8.5% and the LIBOR rates averaged 6.0%. Subsequent to year end these facilities were replaced by a syndication facility (Note 16).

                             TARRANT APPAREL GROUP

3.   Inventory

     Inventory consists of the following:

                                                                             December 31,
                                                                             ------------
                                                                          1998          1999
                                                                          ----          ----
         Raw materials
            Fabric and trim accessories...........................    $10,424,416   $16,932,830
            Raw cotton............................................      1,043,449     1,555,752
         Work-in-process..........................................      7,620,403     9,949,447
         Finished goods shipments-in-transit......................     10,331,867     7,112,939
         Finished goods...........................................     19,810,712    26,811,441
                                                                      -----------   -----------
                                                                      $49,230,847   $62,362,409
                                                                      ===========   ===========

4.   Property and Equipment

     Property and equipment consists of the following:

                                                                             December 31,
                                                                             ------------
                                                                          1998          1999
                                                                          ----          ----
           Land...................................................    $    85,000   $  1,318,265
           Buildings..............................................        559,240     10,943,725
           Equipment, furniture and fixtures......................      5,621,127     98,168,827
           Leasehold improvements.................................      2,402,965      9,961,426
           Vehicles...............................................        260,480      1,456,984
                                                                      -----------   ------------
                                                                        8,928,812    121,849,227
           Less accumulated depreciation and amortization.........     (3,622,504)   (10,328,730)
                                                                      -----------   ------------
                                                                      $ 5,306,308   $111,520,497
                                                                      ===========   ============

Included in property and equipment is $36.3 million in equipment purchased for the turn-key twill facility. Depreciation has not yet commenced on the equipment.

5.   Acquisitions

     Grupo Famian

     On August 1, 1999, the Company has entered into an agreement to purchase all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Techuacan, Mexico. The purchase price consists of (i) $1,000,000 paid on closing, (ii) a $3,000,000 noninterest-bearing promissory note payable in three monthly installments of $1,000,000 through October 29, 1999 and (iii) $8,000,000 payable in installments of $833,000, $3,000,000, $1,667,000, $1,667,000 and $883,000 on
each of March 31, 2000, August 31, 2000, March 31, 2001, March 31, 2002 and
September 30, 2002 provided, except with respect to the payment due August 31, 2000, that the Grupo Famian subsidiary meets specified pretax income requirements. The purchase price paid on closing was financed by the Company under its existing bank credit facilities. The transaction has been accounted for as a purchase and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired of $ 5.8 million is being amortized over 15 years. The operations of Grupo Famian have been included with those of the Company commencing on August 1, 1999.

                             TARRANT APPAREL GROUP

     Jamil

     On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico ("Jamil"). The price paid for the asset acquisition consisted of $22.0 million in cash paid on May 7, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock issued on May 24, 1999 valued at $45.3 million. The shares will be distributed to the sellers in three equal installments on April 1, 2000, 2001 and 2002; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and (ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the shares. The acquisition of the denim plant has been accounted for as the acquisition of a discrete operating asset. The Company did assume obligations of the sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs ( including, but not limited to, salaries and benefits) arising before the closing date or as a result of the transaction.

     CMG

     On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs, produces and sells private label and "CHAZZZ" branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears and Mervyns. The purchase price consisted of (i) $4,275,000 and an amount equal to the seller's cost of inventory purchased, payable in cash on closing, (ii) a $2,500,000 noninterest-bearing promissory note payable in three equal annual installments on the first three anniversary dates of the closing and convertible into 62,550 shares of Common Stock of the Company, (iii) $500,000 payable in two equal installments of $250,000 on the second and third anniversary dates of the closing, and (iv) $1,500,000 payable in three equal installments of $500,000 on the first three anniversary dates of the closing provided that CMG Division meets specified net sales and pretax income requirements. The purchase paid was financed from cash flow form operations. The transaction has been accounted for as a purchase and the purchase has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired of $6.0 million is being amortized over 15 years. The operation of CMG have been included with those of the Company commencing on March 23, 1999.

     Twillmill

     On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed in Puebla, Mexico by an affiliate of the seller of the denim mill described above ("Jamil"). This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities. Construction of this facility commenced in the third quarter of 1998, and it is anticipated that the Company will take possession of this facility by the year 2000. The Company currently anticipates that the cost of this facility will be approximately $90 million. Of this amount the Company has purchased related equipment for installation in the Twillmill in the amount of $36.3 million as of December 31, 1999. Such amount is included in property and equipment in the accompanying financial statements. The purchase of this equipment has been financed by certain equipment financing. In addition, $8.8 million has been advanced related to the construction of the twill facility in Puebla. Such amount is included in other assets in the accompanying financial statements.

                             TARRANT APPAREL GROUP

6.   Debt

     Bank borrowings consist of the following:

                                                                December 31,
                                                                ------------
                                                             1998          1999
                                                             ----          ----
       Import trade bills payable......................  $ 4,466,119   $ 5,315,382
       Bank direct acceptances.........................   16,969,565    15,697,171
       Other foreign credit facilities.................       47,603     2,536,033
       United States credit facilities.................   11,804,980    31,596,232
                                                         -----------   -----------
                                                         $33,288,267   $55,144,818
                                                         ===========   ===========

     Long term debt consists of the following:



       Vendor financing................................  $ 2,371,500   $21,427,158
       Equipment loans and capital leases .............    1,034,063    21,115,075
       Other debt......................................            -     1,384,881
                                                         -----------   -----------
                                                           3,405,563    43,927,114
       Less current portion............................     (981,124)   (9,771,867)
                                                         -----------   -----------
                                                         $ 2,424,439   $34,155,247
                                                         ===========   ===========

     The Company has credit facilities of $33 million and $13 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of December 31, 1999, HKSB's U.S. dollar prime rate equaled 8.5%. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of December 31, 1999, SCB's Hong Kong dollar prime rate equaled 8.5%. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio. As of December 31, 1999, this aggregate net worth, as adjusted, amounted to approximately $114.8 million. At December 31, 1998 and 1999, there were $21.5 million and $21.0 million of outstandings under the HKSB and SCB facilities, respectively.

     The Company had an unsecured $10 million credit facility with SCB which matured on December 29, 1999. This facility has been replaced by an unsecured money market line for $10.0 million. The new facility is cross-defaulted to the Company's other bank credit facilities and interest on advances accrues at the rate of one and one-quarter percent over LIBOR. At December 31, 1999, $4.0 million was outstanding under this facility.

     The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing respectively secured by equipment located in Puebla and Tlaxcala Mexico. The outstanding loans as of December 31, 1999 were $15.5 million due to GE Capital Leasing and $5.1 million due to Bank of America Leasing. Interest accrues at a rate of 2-1/2% over LIBOR. The loan from GE Capital Leasing will mature in the year 2005 and the loan from Bank of America Leasing in the year 2004. These facilities are subject to the same restrictive covenants as applicable to the HKSB and SCB facilities.

     During 1999 certain equipment purchased by the Company was financed by the vendors. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5%, are payable in semi-annual payments commencing in February 2000.

                             TARRANT APPAREL GROUP

Of the $16.9 million outstanding at December 31, 1999, $10.9 million is denominated in Deutsch Marks and $1.1 million in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to the debt. An unrealized gain of $668,000 was recorded during the year related to this fluctuation and is recorded in other income in the accompanying financial statements.

                             TARRANT APPAREL GROUP

     Annual maturities for the long term debt and capital lease obligations are $9,772,000 (2000), $8,129,000 (2001), $8,251,000 (2002), $7,337,000 (2003);
$7,228,000 (2004) and $3,210,000 thereafter.

7.   Income Taxes

     The provision for domestic and foreign income taxes is as follows:

                                                           Year Ended December 31,
                                                           -----------------------
                                                     1997           1998           1999
                                                     ----           ----           ----
   Current:
      Federal.................................    $2,470,848    $ 8,684,999    $5,038,514
      State...................................       741,581      2,220,313     1,335,804
      Foreign.................................     1,424,298      2,271,961     1,234,667
                                                  ----------    -----------    ----------
                                                   4,636,727     13,177,273     7,608,985
   Deferred (credit):
      Federal.................................       702,539       (748,629)       (8,030)
      State...................................      (112,257)       (11,157)     (155,261)
      Foreign.................................         7,991         (7,487)       (6,628)
                                                  ----------    -----------    ----------
                                                     598,273       (767,273)     (169,919)
                                                  ----------    -----------    ----------
         Total................................    $5,235,000    $12,410,000    $7,439,066
                                                  ==========    ===========    ==========

     The source of income before the provision for taxes is as follows:

                                                           Year Ended December 31,
                                                           -----------------------
                                                     1997           1998           1999
                                                     ----           ----           ----
   Federal....................................    $ 7,459,582   $23,401,514    $13,527,366
   Foreign....................................      8,561,882    13,674,150      6,792,207
                                                  -----------   -----------    -----------
         Total................................    $16,021,464   $37,075,664    $20,319,573
                                                  ===========   ===========    ===========

     Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $63,000 and $56,000 at December 31, 1998 and 1999, respectively.

                             TARRANT APPAREL GROUP

     A reconciliation of the statutory federal income tax provision to the reported tax provision on income is as follows:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                 1997           1998           1999
                                                                 ----           ----           ----
   Income tax based on federal statutory rate.........       $ 5,447,297    $12,976,482   $ 7,111,850
   State income taxes.................................           415,354      1,443,203       900,030
   Effect of foreign income taxes at lower rate.......        (1,478,751)    (2,521,479)   (1,147,044)
   Valuation allowance and other......................           851,100        511,794       574,230
                                                             -----------    -----------   -----------
                                                             $ 5,235,000    $12,410,000   $ 7,439,066
                                                             ===========    ===========   ===========

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets are as follows:

                                                                                      December 31,
                                                                                      ------------
                                                                                  1998            1999
                                                                                  ----            ----
        Current deferred tax assets:
           Provision for doubtful accounts and unissued credits.........      $   763,218     $ 1,171,428
           Provision for other reserves.................................          664,495       1,053,343
           Deferred compensation and benefits...........................          220,863         156,455
           State taxes..................................................          655,745         304,182
                                                                              -----------     -----------
              Total current deferred tax assets.........................        2,304,321       2,685,408
        Current deferred tax liabilities:
           Unrealized gain..............................................                -        (272,030)
           Accounts receivable valuation................................         (308,930)       (184,718)
           Other........................................................       (1,600,620)     (1,662,941)
                                                                              -----------     -----------
                                                                               (1,909,550)     (2,119,689)
        Valuation allowance for deferred tax assets.....................         (371,487)       (371,487)
                                                                              -----------     -----------
        Net current deferred tax asset..................................      $    23,284     $   194,232
                                                                              ===========     ===========

     Income tax asset on the balance sheet includes income taxes receivable of $478,050 in 1998 and $102,449 in 1999 in addition to the net deferred asset.

8.   Commitments and Contingencies

     The Company has entered into various noncancelable operating lease agreements, principally for executive office, warehousing facilities and production facilities with unexpired terms in excess of one year. The future minimum lease payments under these noncancelable operating leases are as follows:

                                                                             Related
                                                                              Party       Other
                                                                              -----       -----
     2000...............................................................   $1,298,666   $384,556
     2001...............................................................    1,298,666    305,103
     2002...............................................................    1,329,924     81,836
     2003...............................................................    1,329,924     42,821
     2004...............................................................      336,774     25,554
     Thereafter.........................................................            -          -
                                                                           ----------   --------
        Total future minimum lease payments.............................   $5,593,954   $839,870
                                                                           ==========   ========

                             TARRANT APPAREL GROUP

     Certain of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, of the premises. Total rent expense under the operating leases amounted to approximately $1,509,000, $1,768,000 and $1,730,000 for 1997, 1998 and 1999, respectively.

     The Company had open letters of credit of $18,276,000 and $19,208,000 as of December 31, 1998 and 1999, respectively.

     The Company has two employment contracts dated January 1, 1998 with two executives providing for base compensation and other incentives. Commitments under these agreements for base compensation amount to $1,000,000 for each of the two executives annually through December 31, 2002. Each contract also provides for annual bonuses of up to $2,000,000 for each executive and vesting of stock options based on attaining specified performance criteria. In addition, in connection with two acquisitions (see Notes 5 and 16) the Company has or will enter into employment agreements with two additional executives. Such agreements extend through 2002 and initially provide for base compensation of $1,350,000, annually, increasing to $1,450,000 over the term. These agreements also provide for cash bonuses and vesting of stock options based on attaining specified performance criteria.

     In connection with the Jamil transaction, the Company entered into a three-year employment agreement with the principal shareholder of the sellers, pursuant to which the principal shareholder shall be entitled to receive (i) an annual base salary of $1 million, subject to such periodic increases, if any, as the Company may deem to be appropriate, (ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and (iv) the right (the "Option") for ten years to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $25 per share. The Option will vest in three equal installments on April 1, 2000, 2001 and 2002 and will terminate upon the termination of the principal shareholders' employment by the Company; provided, however, that (i) the vesting of any installment shall be deferred to the date ten business days before the stated expiration date in the event the operating income of the Company's Mexican operations does not reach certain levels, and (ii) if such termination of employment results from principal shareholder's death or permanent disability, any vested portion shall terminate on the earlier of the stated expiration date or the first anniversary of such termination of employment. In the event the Company terminates principal shareholder's employment without cause (as defined) the Company shall remain obligated to pay the principal shareholder an amount equal to his base salary for the remainder of the stated term. In the event the principal shareholder's employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to the principal shareholder, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination.

     The Company has entered into an employment agreement with the sole shareholder of CMG, under which he is employed as President - Chazzz Division of the Company for a term commencing on March 23, 1999 and ending on March 31, 2002, and will be paid an annual base salary of $480,000. In the event the Company terminates his employment without cause, the sole shareholder shall be entitled to receive a lump sum payment of $480,000. In addition, the sole shareholder has agreed not to compete with the Company during the two years following the termination of his employment for any reason.

     The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, resolution of such matters will not have a material effect on its financial position or results of operations.

                             TARRANT APPAREL GROUP

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6% for 1997, 1998 and 1999; dividend yields of 0% for 1997, 1998 and 1999; weighted-average volatility factors of the expected market price of the Company's common stock of 0.53 for 1997, 0.58 for 1998 and 0.63 for 1999; and a weighted-average expected life of the option of four years.

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

                             TARRANT APPAREL GROUP

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                          1997             1998             1999
                                                                     ---------------  ---------------  ---------------
   Pro forma net income............................................       $9,999,000      $21,251,000       $8,676,000
   Pro forma earnings per share:
       Basic.......................................................       $     0.76      $      1.57       $     0.57
       Diluted.....................................................       $     0.75      $      1.56       $     0.55

     A summary of the Company's stock option activity, and related information for the years ended December 31 (as adjusted for a two-for-one stock split effective May 8, 1998) follows:

                                                   1997                         1998                         1999
                                                   ----                         ----                         ----
                                                          Weighted                     Weighted                     Weighted
                                                          Average                      Average                      Average
                                                          Exercise                     Exercise                     Exercise
                                            Options        Price         Options        Price         Options        Price
                                        ---------------  ----------  ---------------  ----------  ---------------  ----------
Outstanding at beginning of year......       1,495,110        $5.38       1,419,734       $ 5.64       2,401,597       $11.06
  Granted.............................          78,000         7.62       1,624,000        13.94         779,000        22.47
  Exercised...........................        (115,376)        4.30        (532,137)        6.28        (245,360)       26.32
  Forfeited...........................         (38,000)        3.59        (110,000)        6.53         (66,376)       17.36
                                             ---------        -----       ---------       ------       ---------       ------
Outstanding at end of year............       1,419,734        $5.64       2,401,597       $11.06       2,868,861       $14.43
                                             =========        =====       =========       ======       =========       ======
Exercisable at end of year............         568,566                      759,667                      740,211
Weighted average per option fair
 value of options granted during
 the year.............................                        $1.71                       $ 7.22                       $10.64

     Exercise prices for options outstanding as of December 31, 1999 ranged from 857,111 options at $3.00 to $11.25, 1,449,750 options at $13.31 to $18.94 and
562,000 options at $25.00 to $45.50. The weighted average remaining contractual life of those options is 8.4 years. Options vest over a period of three or four years from respective grant dates.

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

                             TARRANT APPAREL GROUP

     A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                                                 Year Ended December 31,
                                                                    -------------------------------------------------
                                                                         1997             1998             1999
                                                                    ---------------  ---------------  ---------------
Basic EPS Computation:
 Numerator........................................................      $10,786,464      $24,665,664      $12,880,507
 Denominator:.....................................................
  Weighted average common shares outstanding......................       13,175,256       13,519,517       15,199,893
                                                                        -----------      -----------      -----------
     Total shares.................................................       13,175,256       13,519,517       15,199,893
                                                                        -----------      -----------      -----------
Basic EPS.........................................................      $      0.82      $      1.82      $      0.85
                                                                        ===========      ===========      ===========
Diluted EPS Computation:
 Numerator........................................................      $10,786,464      $24,665,664      $12,880,507
 Denominator:.....................................................
  Weighted average common shares outstanding......................       13,175,256       13,519,517       15,199,893
  Incremental shares from assumed exercise of options.............          391,998          897,333        1,114,236
                                                                        -----------      -----------      -----------
     Total shares.................................................       13,567,254       14,416,850       16,314,129
                                                                        -----------      -----------      -----------
Diluted EPS.......................................................      $      0.80      $      1.71      $      0.79
                                                                        ===========      ===========      ===========

Options to purchase 741,000 shares of common stock exercisable at prices in excess of the average market value were outstanding during 1999 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

11.  Supplemental Schedule of Cash Flow Information

                                                                           1997             1998             1999
                                                                        -----------      -----------      -----------
     Cash paid for interest..........................................    $  660,000       $2,079,000       $4,340,000
                                                                         ==========       ==========       ==========
     Cash paid for income taxes......................................    $2,825,000       $7,816,000       $7,024,000
                                                                         ==========       ==========       ==========

12.  Related-Party Transactions

     Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                                         1997             1998             1999
                                                                    ---------------  ---------------  ---------------

  Sales to related parties........................................       $3,531,000  $            --      $ 2,623,000
  Purchases from related parties..................................       $  620,000  $       725,000      $15,163,000

     As of December 31, 1998 and 1999, noncombined affiliates were indebted to the Company in the amounts of $2.1 million and $1.0 million, respectively. Total interest paid by noncombined affiliates and the Chairman and President was $195,000 and $214,000 for the years ended December 31, 1998 and 1999, respectively.

     The Company has, from time to time, advanced funds to officers including the Chairman and President and to corporations owned by the Chairman and President. The maximum outstanding amounts of such loans during 1998 and 1999 were $4.0 million $5.7 million, respectively. Loans made to these persons in 1998 and 1999 bore interest at the rate of 7% and 7.75% per annum, respectively. In addition, in December 1999 advances were received by the Company from the Chairman and President for working capital purposes. The maximum outstanding was $16.1 million at December 31, 1999. Total interest paid on such advances amounted to $257,000 for the year.

     In 1998, the Company advanced an aggregate of $2.0 million to a corporation controlled by parties related to one of the Original Shareholders. Such advances were repaid within 90 days.

                             TARRANT APPAREL GROUP

     Under lease agreements entered into between the Company and two entities owned by the Chairman and President, the Company paid $1,269,000 in 1998 and $1,269,000 in 1999 for rent for office and warehouse facilities.

     In 1998, a California limited liability company owned by the Chairman and President of the Company purchased 2,300,000 shares of the Common Stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. On December 1, 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of the Company in Mexico. The Company transferred $3.0 million of trim inventory to Tag-It in December 1998. This arrangement is terminable by either the Company or Tag-It at any time. The Company believes that the terms of this arrangement, which is subject to the acceptance of the Company's customers, are no less favorable to the Company than could be obtained from unaffiliated third parties. The Company purchased $15.2 million worth of trim from Tag-it in 1999.

13.  Operations by Geographic Areas

     The Company operates primarily in one industry segment, the design, manufacturing and importation of private label, moderately-priced, casual apparel. Information about the Company's operations in the United States and Asia is presented below. Intercompany revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                                             Adjustments
                                                                                                 and
                                        United States         Asia            Mexico        Eliminations          Total
                                       ---------------  ----------------  --------------  -----------------  ----------------
1997
Sales................................     $252,136,000      $  7,956,000                     $           -       $260,092,000
Intercompany sales...................                -       148,613,000                      (148,613,000)                 -
                                          ------------      ------------                     -------------       ------------
Total revenue........................     $252,136,000      $156,569,000                     $(148,613,000)      $260,092,000
                                          ============      ============                     =============       ============
Income from operations...............     $  8,581,000      $  8,499,000                     $           -       $ 17,080,000
                                          ============      ============                     =============       ============
Total assets.........................     $ 56,352,000      $ 46,656,000                     $ (31,147,000)      $ 71,861,000
                                          ============      ============                     =============       ============

1998
Sales................................     $345,685,000      $ 32,471,000                     $           -       $378,156,000
Intercompany sales...................       11,289,000       151,957,000                      (163,246,000)                 -
                                          ------------      ------------                     -------------       ------------
Total revenue........................     $356,974,000      $184,428,000                     $(163,246,000)      $378,156,000
                                          ============      ============                     =============       ============
Income from operations...............     $ 24,751,000      $ 13,820,000                     $           -       $ 38,571,000
                                          ============      ============                     =============       ============
Total assets.........................     $143,211,000      $ 78,431,000                     $ (67,751,000)      $153,891,000
                                          ============      ============                     =============       ============

1999
Sales................................     $376,952,000      $ 13,278,000    $  5,111,000     $           -       $395,341,000
Intercompany sales...................       17,517,000       112,517,000      40,597,000      (170,631,000)                 -
                                          ------------      ------------    ------------     -------------       ------------
Total revenue........................     $394,469,000      $125,795,000    $ 45,708,000     $(170,631,000)      $395,341,000
                                          ============      ============    ============     =============       ============
Income from operations...............     $ 16,859,000      $  7,092,000    $    996,000     $           -       $ 24,947,000
                                          ============      ============    ============     =============       ============
Total assets.........................     $182,286,000      $ 81,219,000    $122,827,000     $ (91,290,000)      $295,042,000
                                          ============      ============    ============     =============       ============

                             TARRANT APPAREL GROUP

     The Company commenced sourcing operations in Mexico in 1997. Sales of such operations were approximately $104 million in 1998, and total assets at December 31, 1998 were $1.1 million.

14.  Employee Benefit Plans

     On August 1, 1992, Tarrant HK established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant HK. Participants may contribute up to 5% of their salary to the plan. Annual matching contributions are made by the Company. Costs of the plan charged to operations for 1997, 1998 and 1999 amounted to approximately $59,000, $84,000 and $101,000, respectively.

     On July 1, 1994, the Parent Company established a defined contribution retirement plan covering all of its U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of the Parent Company. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. The Company's contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, the Company may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 1997, 1998 and 1999 amounted to approximately $143,000, $166,000 and $191,000, respectively.

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

                             TARRANT APPAREL GROUP

16.  Subsequent Events

     On January 21, 2000 the Company entered into a revolving credit, factoring and security agreement ("Debt Facility") with a syndicate of lending institutions. The Debt Facility provides for a revolving facility of $105.0, million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio, as defined. The facility is collaterlized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition the facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, interest coverage ratios among others and prohibits the payment of dividends.

17.  Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997, 1998 and 1999:


                                                                                                                Year
                                                                          Quarter Ended                         Ended
                                                                          -------------
                                                           March        June        September     December     December
                                                            31           30             30           31           31
                                                          -------    ---------      ---------    ---------    ---------
                                                                     (In thousands, except per share data)
1997
Net sales............................................     $53,605     $ 73,879      $ 69,218       $63,391      $260,093
Gross profit.........................................       8,782       11,068         9,690         9,557        39,097
Operating income.....................................       3,393        5,091         4,063         4,533        17,080
Net income...........................................     $ 2,022     $  3,265      $  2,711       $ 2,789      $ 10,787
Net income per common share:
  Basic..............................................     $   .15     $    .25      $    .21       $   .21      $    .82
  Diluted............................................     $   .15     $    .24      $    .20       $   .21      $    .80
Weighted average shares outstanding:
  Basic..............................................      13,110       13,178        13,202        13,210        13,176
  Diluted............................................      13,544       13,592        13,612        13,520        13,568

1998
Net sales............................................     $64,257     $100,100      $114,948       $98,850      $378,155
Gross profit.........................................      10,947       20,265        19,690        20,176        71,078
Operating income.....................................       4,558       11,674        11,374        10,965        38,571
Net income...........................................     $ 2,780     $  7,223      $  7,094       $ 7,569      $ 24,666
Net income per common share:
  Basic..............................................     $   .21     $    .54      $    .52       $   .55      $   1.82
  Diluted............................................     $   .20     $    .51      $    .49       $   .50      $   1.71
Weighted average shares outstanding:
  Basic..............................................      13,281       13,432        13,592        13,773        13,520
  Diluted............................................      13,756       14,254        14,454        15,204        14,417

                             TARRANT APPAREL GROUP

                                                                                                                 Year
                                                                          Quarter Ended                          Ended
                                                                          -------------
                                                           March        June       September      December      December
                                                             31          30           30             31            31
                                                          -------     --------     ---------      --------      --------
                                                                     (In thousands, except per share data)
1999
Net sales............................................     $84,063     $109,762      $110,542       $90,974       $395,341
Gross profit.........................................      15,988       19,008        19,269        11,945         66,210
Operating income(loss)(1)............................       7,936        9,722         9,030        (1,741)        24,947
Net income(loss)(1)..................................     $ 4,599     $  5,652      $  4,870       $(2,241)      $ 12,880
Net income(loss) per common share:
  Basic..............................................     $   .33     $    .37      $    .31       $ (0.14)      $    .85
  Diluted............................................     $   .30     $    .33      $    .30       $ (0.14)      $    .79
Weighted average shares outstanding:
  Basic..............................................      13,853       15,361        15,783        15,801         15,200
  Diluted............................................      15,524       17,131        16,438        15,801         16,314

(1) During the fourth quarter of 1999 the company recorded a change of approximately $2.0 million as a result of a year end book to physical inventory adjustment.

                                                                     SCHEDULE II

                             TARRANT APPAREL GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   Additions   Additions
                                                     Balance at   Charged to   Charged to
                                                    Beginning of   Costs and     Other                 Balance at
                                                                                 -----
                                                        Year       Expenses     Accounts   Deductions  End of Year
                                                    ------------  -----------  ----------  ----------  -----------
For the year ended December 31, 1997
 Allowance for returns and discounts..............    $1,915,156   $(359,344)  $        -  $        -   $1,555,812
                                                      ==========   =========   ==========  ==========   ==========
For the year ended December 31, 1998
 Allowance for returns and discounts..............    $1,555,812   $ 691,194   $        -  $        -   $2,247,006
                                                      ==========   =========   ==========  ==========   ==========
For the year ended December 31, 1999
 Allowance for returns and discounts..............    $2,247,006   $ 961,312   $           $            $3,208,318
                                                      ==========   =========   ==========  ==========   ==========