Form 10-K405/A
period 1999-12-31
TARRANT APPAREL GROUP
filed 2000-03-31
CIK 944948

    As filed with the Securities and Exchange Commission on March 31, 2000
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1

                                      TO

                                  FORM 10-K/A

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

     The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the second quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico was approximately $200 million in 1999. The Company expects that the costs and inefficiencies that initially will occur as a result of this strategy will, over time, be offset by the benefits of lower cost production and better quality control over its products.

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

     The Company continues to geographically diversify its worldwide sourcing operations. Commencing in the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico were approximately $104 million and $200 million in 1998 and 1999, respectively. The Company has also commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that these strategies will create a more diversified sourcing base, increase the Company's access to emerging providers of low cost production, enhance the proximity of the Company's sourcing base to the Company's customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2000.

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

        Signature                         Title                       Date
        ---------                         -----                       ----

/s/ Gerard Guez             Chairman, Chief Executive Officer    March 31, 2000
------------------------    and Director (Principal
Gerard Guez                 Executive Officer)

/s/ Todd Kay                Vice Chairman and President          March 31, 2000
------------------------
Todd Kay

/s/ Scott Briskie           Vice President Finance Chief         March 31, 2000
------------------------    Financial Officer and Director
Scott Briskie               (Principal Financial and
                            Accounting Officer)

/s/ Karen S. Wasserman      Executive Vice President, General    March 31, 2000
------------------------    Merchandising Manager and
Karen S. Wasserman          Director

/s/ James R. Miller         Director                             March 31, 2000
------------------------
James R. Miller

/s/ Nicolas Berggruen       Director                             March 31, 2000
------------------------
Nicolas Berggruen

/s/ Barry Aved              Director                             March 31, 2000
------------------------
Barry Aved