Form 10-Q
period 2000-03-31
TARRANT APPAREL GROUP
filed 2000-05-15
CIK 944948

As filed with the Securities and Exchange Commission on May 15, 2000.
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 2000

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

                                                Yes [X]  No [_]

Number of shares of Common Stock of the registrant outstanding as of May 3, 2000: 15,818,315.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                                         PAGE
                                                                                                                       ---------
Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31,  2000 and December 31, 1999 (Audited).........................           3

             Consolidated Statements of Income for the Three Months Ended March 31, 2000 and March 31, 1999.........           4

             Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
             and March 31, 1999.....................................................................................           5

             Notes to Consolidated Financial Statements.............................................................           6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..................           8

                                                   PART II. OTHER INFORMATION

Item 1.      Legal Proceedings......................................................................................          14

Item 2.      Changes in Securities..................................................................................          14

Item 3.      Defaults Upon Senior Securities........................................................................          14

Item 4.      Submission of Matters to a Vote of Security Holders....................................................          14

Item 5.      Other Information......................................................................................          14

Item 6.      Exhibits and Reports on Form 8-K.......................................................................          14

             SIGNATURES.............................................................................................          15


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,      December 31,
                                                                                            2000            1999
                                                                                         ------------    ------------
                                         ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents..........................................................    $    468,684       2,239,511
  Accounts receivable, net...........................................................      88,405,003      70,922,626
  Due from affiliates................................................................         667,342       1,031,879
  Due from officers..................................................................       1,449,519       1,891,739
  Inventory..........................................................................      59,891,398      62,362,409
  Temporary quota....................................................................       4,801,324       4,521,200
  Prepaid expenses...................................................................       6,791,389       3,413,416
  Prepaid income taxes...............................................................         102,449         296,681
                                                                                         ------------    ------------
  Total current assets...............................................................     162,577,108     146,679,461


Property and equipment, net                                                               118,870,815     111,520,497
Permanent quota, net.................................................................         704,221         584,402
Other assets.........................................................................      15,248,637      11,658,832
Excess of cost over fair value of net assets acquired................................      23,534,459      24,599,215
                                                                                         ------------    ------------
  Total assets.......................................................................    $320,935,240    $295,042,407
                                                                                         ============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings.....................................................................    $ 36,892,080    $ 55,144,818
 Accounts payable....................................................................      27,380,315      27,915,169
 Accrued expenses....................................................................       8,482,671       7,814,114
 Income taxes........................................................................       3,754,517       4,694,483
 Deferred tax liability                                                                       255,233              --
 Due to shareholders/officers                                                               4,207,539      16,143,238
 Current portion of long-term obligations............................................      34,724,627       9,771,867
                                                                                         ------------    ------------
   Total current liabilities.........................................................     115,696,982     121,483,689
Long-term obligations................................................................      61,418,585      34,155,247
                                                                                         ------------    ------------
   Total liabilities.................................................................     177,115,567     155,638,936

Commitments and contingencies

Shareholders' equity:
 Preferred stock, 2,000,000 shares authorized; none
  issued and outstanding.............................................................              --              --
 Common stock, no par value, 20,000,000 shares
  authorized; 15,802,315 shares (2000) and 13,832,955
  shares (1999), issued and outstanding..............................................      69,567,224      69,595,141
 Contributed capital.................................................................       1,434,259       1,434,259
 Retained earnings...................................................................      70,256,668      68,365,373
 Accumulated other comprehensive income..............................................       2,561,522           8,698
                                                                                         ------------    ------------
   Total shareholders' equity........................................................     143,819,673     139,403,471
                                                                                         ------------    ------------
   Total liabilities and shareholders' equity........................................    $320,935,240    $295,042,407
                                                                                         ============    ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                Three Months Ended March 31,
                                                                                              --------------------------------
                                                                                              2000                        1999
                                                                                              ----                        ----
                                                                                                         (Unaudited)
Net sales...........................................................................          $102,415,815           $84,063,292
Cost of sales.......................................................................            85,472,864            68,075,452
                                                                                              ------------           -----------
Gross profit........................................................................            16,942,951            15,987,840
Selling and distribution expenses...................................................             4,201,174             2,820,515
General and administrative expenses.................................................             7,568,567             4,765,026
Amortization of excess of cost over fair value of net assets acquired...............               667,791               466,459
                                                                                              ------------           -----------
Income from operations..............................................................             4,505,419             7,935,840
Interest expense....................................................................            (1,941,762)             (858,442)
Interest income.....................................................................                43,568               191,559
Other income........................................................................               394,834                30,382
                                                                                              ------------           -----------
Income before provision for income taxes............................................             3,002,059             7,299,339
Provision for income taxes..........................................................            (1,110,762)           (2,700,000)
                                                                                              ------------           -----------
Net income..........................................................................          $  1,891,297           $ 4,599,339
                                                                                              ============           ===========

Net income per share
  Basic.............................................................................
                                                                                                     $0.12                 $0.33
                                                                                              ============           ===========
  Diluted...........................................................................
                                                                                                     $0.12                 $0.30
                                                                                              ============           ===========
Weighted average common and common equivalent shares
  Basic.............................................................................
                                                                                                15,802,315            13,853,461
                                                                                              ============           ===========
  Diluted...........................................................................
                                                                                                15,953,117            15,524,066
                                                                                              ============           ===========

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,
                                                                                         ------------------------------
                                                                                            2000                1999
                                                                                         -----------       ------------
                                                                                                  (Unaudited)

Operating activities
Net income............................................................................       1,891,297    $  4,599,339
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.......................................................       2,799,817         888,420
  Deferred taxes......................................................................         449,465          74,069
  Provision for returns and discounts.................................................          35,010        (351,492)
  Changes in operating assets and liabilities:
     Accounts receivable..............................................................     (17,517,387)     11,339,105
     Due from affiliates and officers.................................................         751,855       3,145,145
     Inventory........................................................................       2,471,011      (2,017,326)
     Temporary quota..................................................................        (280,124)     (2,035,639)
     Prepaid expenses.................................................................      (3,377,973)       (166,583)
     Accounts payable.................................................................        (534,854)     (5,066,935)
     Accrued expenses.................................................................         (53,127)        179,211
                                                                                           -----------    ------------
     Net cash provided by (used in) operating activities..............................     (13,365,010)     10,587,314
                                                                                           -----------    ------------
Investing activities
Purchase of fixed assets..............................................................      (9,064,867)       (424,180)
Acquisition of CMG....................................................................             ---      (4,275,000)
Purchase of permanent quota...........................................................        (221,936)       (705,474)
Increase in other assets..............................................................      (3,589,807)     (7,056,985)
                                                                                           -----------    ------------
     Net cash used in investing activities............................................     (12,876,610)    (12,461,639)
                                                                                           -----------    ------------
Financing activities
Reduction in Bank borrowings, ........................................................     (18,252,738)     (1,880,253)
Issuance of debt......................................................................      55,519,944              --
Payment long term obligations.........................................................      (3,303,846)        (96,975)
Payment of advance from shareholders..................................................     (11,880,797)
Exercise of stock options including related tax benefit...............................        (122,525)      1,592,132
Repurchase of stock                                                                            112,500              --
                                                                                           -----------    ------------
     Net cash provided by (used in) financing activities..............................      22,072,538        (385,097)
                                                                                           -----------    ------------
     Effect of exchange rate on cash                                                         2,398,255              --
                                                                                           -----------    ------------
Net increase (decrease) in cash and cash equivalents..................................      (1,770,827)     (2,259,422)
Cash and cash equivalents at beginning of period......................................       2,239,511       4,318,520
                                                                                           -----------    ------------
Cash and cash equivalents at end of period............................................         468,684    $  2,059,098
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

   The consolidated financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Assets and liabilities of the Mexico, Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currency in which the Company transacts business is the Hong Kong dollar and peso in Mexico.

3. Accounts Receivable

   Accounts receivable consists of the following:

                                                                                     March 31,                December 31,
                                                                                       2000                       1999
                                                                                     ----------                -----------
U.S. trade accounts receivable..........................................             74,524,060                $54,546,617
Foreign trade accounts receivable.......................................             11,760,304                 10,954,919
Due from factor.........................................................              1,224,576                  2,161,897
Other receivables.......................................................              4,139,391                  6,467,511
Allowance for returns and discounts.....................................             (3,243,328)                (3,208,318)
                                                                                     ----------                -----------
                                                                                     88,405,003                $70,922,626
                                                                                     ==========                ===========

                             TARRANT APPAREL GROUP

                                  (Unaudited)

4.   Inventory

Inventory consists of the following:                                                  March 31,    December 31,
                                                                                        2000           1999
                                                                                      ----------    -----------
Raw materials......................................................................
       Fabric and trim accessories.................................................   20,202,135    $16,932,830
       Raw cotton..................................................................    1,760,527      1,555,752
Work-in-process....................................................................   10,314,503      9,949,447
Finished goods shipments-in-transit................................................    4,319,361      7,112,939
Finished goods.....................................................................   23,294,872     26,811,441
                                                                                      ----------    -----------
                                                                                      59,891,398    $62,362,409
                                                                                      ==========    ===========

5.  Debt

Bank borrowings consist of the following:

                                                                                      March 31,    December 31,
                                                                                        2000           1999
                                                                                      ----------    -----------
Import trade bills payable.........................................................    3,129,418    $ 5,315,382
Direct bank acceptances............................................................   20,625,181     15,697,171
Other foreign credit facilities....................................................    1,772,399      2,536,033
United States credit facilities....................................................   11,365,082     31,596,232
                                                                                      ----------    -----------
                                                                                      36,892,080    $55,144,818
                                                                                      ==========    ===========

Long term debt consists of certain secured and unsecured equipment financings related to the capital investment program in Mexico. At total of $10.9 million at March 31, 2000 of this debt is denominated in Deutsch marks and the Euro. The Company bears the risk of any foreign currency fluctuation with regards to this debt. The majority of the long term debt at March 31, 2000 pertains to a revolving credit, factoring and security agreement ("Debt Facility") entered into on January 21, 2000 with a syndicare of lending institutions. The Debt Facility provides for a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio, as defined. The facility is secured by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition the facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, interest coverage ratios among others and prohibits the payment of dividends.


6.  Acquisition of Jane Doe

Subsequent to the end of this quarter, on April 12, 2000 the Company formed a new company Jane Doe International, LLC, (JDI). This company was formed by purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Tarrant Apparel Group, and 49% by Needletex, Inc. The purchase price was $1,200,000 cash paid at closing. The collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations.
----------------------

General

  The Company serves specialty retail, mass merchandise and national department store chains by designing, merchandising, contracting for the manufacture of, manufacturing directly, and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, as well as Target Stores (a division of Dayton Hudson), Abercrombie & Fitch, Mervyns, Sears, K-Mart, Walmart and J.C. Penney. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

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

On April 18, 1999 the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). For a description of the terms of acquisition, see "-- Vertical Integration" and "Business Acquisitions".


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

  Management continues to focus much of its attention on transforming the Company from a sourcing company to a fully vertical integrated manufacturer, providing full package production from raw materials, (mostly cotton) to finished garments. Its manufacturing operations were developed in Mexico through acquistion and development of manufacturing plants, while its traditional sourcing business continues at the same time predominantly out of the Far East.

Factors That May Affect Future Results

  This Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

  Vertical Integration. In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. The Company has no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "Item 1. Business-- Vertical Integration" and "--Foreign Manufacturing."

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

  Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately 43% and 39% of the Company's net sales in Fiscal 1999 and the first quarter of 2000 respectively. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

  Results of Operations

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                                   -----------------
                                                                                                     2000      1999
                                                                                                    -----     -----
Net sales.......................................................................................    100.0%    100.0%
Cost of sales...................................................................................     83.5      81.0
                                                                                                    -----     -----
Gross profit....................................................................................     16.5      19.0
Selling and distribution expenses...............................................................      4.1       3.4
General and administration expenses*............................................................      8.0       6.2
                                                                                                    -----     -----
Operating income................................................................................      4.4       9.4
Interest expense................................................................................     (1.9)     (1.0)
Other income....................................................................................      0.4       0.3
                                                                                                    -----     -----
Income before income taxes......................................................................      2.9       8.7
Income taxes....................................................................................     (1.1)     (3.2)
                                                                                                    -----     -----
Net income......................................................................................      1.8%      5.5%
                                                                                                    =====     =====


  * Includes amortization of excess of cost over fair value of net assets acquired.

First Quarter 2000 Compared to First Quarter 1999

  Net Sales increased by $18.3 million, or 21.8%, from $84.1 million in the first quarter of 1999 to $102.4 million in the first quarter of 2000. The increase in net sales included an aggregate increase in sales of $1.7 million to mass merchandisers, an increase of $2.8 million to divisions of The Limited and an increase of $11.4 million as a result of the Chazzz acquisition that was completed on March 23, 1999. Overall, sales to divisions of the Limited in the first quarter of 2000 amounted to 39% of net sales, as compared to 45% in the comparable prior year.

  Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first quarter of 2000 was $16.9 million, or 16.5% of net sales, compared to $16.0 million, or 19.0% of net sales, in the comparable prior period. The decrease in the gross profit margin resulted from an increase in fixed costs related to production volume at the Company's new Mexico facilities that are still in the start up phase and not yet running at optimal capacity utilization. This relates primarily to new sewing facilities and certain operations at the twillmill facility. In addition the planned reduciton in certain excess inventory during the quarter at reduced margins.

   Selling and Distribution Expenses increased from $2.8 million in the first quarter of 1999 to $4.2 million in the first quarter of 2000. As a percentage of net sales, these expenses increased from 3.4% in 1999 to 4.1% in 2000. General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $5.2 million in the first quarter of 1999 to $8.2 million in the first quarter of 2000. As a percentage of net sales, these expenses increased from 6.2% in the first quarter of 1999 to
8.0% in the first quarter of 2000.   This increase is the result of the
Company's continuing transition from primarily a Far East sourcing company, to a company that produces nearly 50% of its sales as a fully vertically integrated manufacturer in Mexico. To accomplish this task the Company has increased its corporate overhead to properly manage the transition and support the ongoing business model.

   Operating Income in the first quarter of 2000 was $4.5 million, or 4.4% of net sales, compared to $7.9 million, or 9.4% of net sales, in the comparable prior period as a result of the factors discussed above.

   Other Income increased from $30,382 in the first quarter of 1999, to $394,834 in the first quarter of 2000. This increase primarily resulted from a gain on foreign currency on debt for new machinery financed with a credit facility denominated in Deutsch Marks and Euro dollar. Net Interest expense increased by $1.2 million in the first quarter of 2000, or 2.0% of net sales, to $1.9 million as compared to $666,883 for the first quarter of 1999. This increase was primarily attributable to the increase in long term debt to finance the Mexico vertical integration strategy.

Liquidity and Capital Resources

The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. In Hong Kong the Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank credit facilities, issuance of long-term debt and the proceeds from the exercise of stock options.

During the first quarter of fiscal year 2000, net cash used in operating activities was $13.4 million, which resulted primarily from net income of $1.9 million plus depreciation and amortization of $2.8 million, as offset by a net decrease in working capital items of 18.5 million including an increase of $17.5 million in accounts receivable and a decrease in inventory of $2.5 million.

During 2000, cash flow used in investing activities was $12.9 million, which was primarily equipment purchsed for Mexico to build production facilities.

In 2000, cash flow provided by financing activities equaled $22.1 million, including $18.3 million of net reduction of bank borrowings and issuance of $52.2 million long term debt. The Company paid back a shareholder $11.9 million of interim bridge financing.

The Company has credit facilities of $33 million and $13 million with the Hongkong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of March 31, 2000, HKSB's U.S. dollar prime rate equaled eight and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of March 31, 2000, SCB's Hong Kong dollar prime rate equaled eight and one-half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio. As of March 31, 2000 there were $21.0 million of outstanding borrowings under these facilities.

The Company had an unsecured $10 million credit facility with SCB which matured on December 29, 1999 and has been replaced by an uncommitted and unsecured Money Market Line for the same amount. The Money Market Line is cross defaulted to the Company's other credit facilities and interest on advances accrues at the rate of one an one quarter percent over Libor. At March 31, 2000, $10.9 million was outstanding under this facility. This facility was fully repaid on April 18, 2000.

The Company guarantees a $2.5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

The Company assumed certain bank liabilities of Grupo Famian upon its acquisition during the year. As of March 31, 2000 these amounted to $800,000 due to Banco Bilbao and $166,667 due to Banco International.

The Company had two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing respectively. The leases are secured by equipment located in Puebla and Tlaxcala Mexico. The outstanding amounts as of March 31, 2000 were $14.8 million due to GE Capital and $5.1 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to the same restrictive covenants as applicable to the HKSB and SCB facilities.

  During 1999 the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5%, are payable in semiannual payments commencing in February 2000. Of the $1.2 million outstanding as of March 31, 2000, $8.8 million is denominated in Deutsch Marks and $0.9 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

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

On January 21, 2000 the Company entered into a new revolving credit, factoring and security agreement ("Debt Facility") with a syndicate of lending institutions. The Debt Facility provides a revolving facility of $105.0 million including a letter of credit facility not to exceed $20.0 million and matures on January 31, 2005. The Debt Facility provides an interest at libor plus libor rate margin determined by the total leverage ratio as defined. The facility is collaterized by receivables, intangibles, inventory and various other specified non-equipment assets of the company. In addition the facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, interest coverage ratios among others and prohibits the payment of dividends. A total of $64 million was outstanding under the facility at March 31, 2000.

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

                          PART II - OTHER INFORMATION


       Item 1. LEGAL PROCEEDINGS
               -----------------

       On October 2, 1999, summons were issued by the Hong Kong Special Administrative Region Magistrate's Court to Tarrant Company Limited ("TCL"), a wholly owned Hong Kong subsidiary of the Company. The summons alleged that TCL exported apparel to the United States from Hong Kong improperly. During the first quarter 2000 TCL received a ruling in its favor on this matter.

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

Item 3.  Defaults Upon Senior Securities.     None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   None.
         ---------------------------------------------------

Item 5.  Other Information.                                     None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         Exhibit 27 Financial Data Summary

(a) Exhibits: Reference is made to the Index to Exhibits on page 16 for a description of the exhibits filed as part of this Report on Form 10-Q.

(b)      Reports on Form 8-K: None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TARRANT APPAREL GROUP


Date: May 15, 2000                 By: /s/ Scott Briskie
                                      -----------------------------
                                      Scott Briskie
                                      Vice President-Finance and
                                      Chief Financial Officer

                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)