Form 10-Q
period 2000-06-30
TARRANT APPAREL GROUP
filed 2000-08-14
CIK 944948

   As filed with the Securities and Exchange Commission on August 14, 2000.
   ------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934, for the quarterly period ended June 30, 2000

                                       OR

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934, for the transition period from              to

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

                                Yes [X]  No [ ]

Number of shares of Common Stock of the registrant outstanding as of August 4, 2000: 15,832,315.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX

                         PART I. FINANCIAL INFORMATION


                                                                                                                               PAGE
                                                                                                                               ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 (Audited)........................................    3

         Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and June 30, 1999................    4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and June 30, 1999......................    5

         Notes to Consolidated Financial Statements..........................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............................    8

                                                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................................   14

Item 2.  Changes in Securities...............................................................................................   14

Item 3.  Defaults Upon Senior Securities.....................................................................................   14

Item 4.  Submission of Matters to a Vote of Security Holders.................................................................   14

Item 5.  Other Information...................................................................................................   14

Item 6.  Exhibits and Reports on Form 8-K....................................................................................   14

         SIGNATURES..........................................................................................................   15

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                             TARRANT APPAREL GROUP
                          cCONSOLIDATED BALANCE SHEETS

                                                                                        June 30, 2000    December 31,1999
                                                                                       ---------------  ------------------
                                                                                         (Unaudited)
                                      ASSETS
Current assets:
   Cash and cash equivalents......................................................       $  3,771,718        $  2,239,511
   Accounts receivable, net.......................................................         90,433,766          70,922,626
   Due from affiliates............................................................          1,530,344           1,031,879
   Due from shareholders/officers.................................................          3,469,087           1,891,739
   Inventory......................................................................         65,844,634          62,362,409
   Temporary quota................................................................          1,894,726           4,521,200
   Prepaid expenses...............................................................          8,127,308           3,413,416
   Prepaid income taxes...........................................................            869,287             296,681
                                                                                         ------------        ------------

   Total current assets...........................................................        175,940,870         146,679,461

Property and equipment, net.......................................................        114,416,320         111,520,497
Permanent quota, net..............................................................            608,171             584,402
Other assets......................................................................         16,599,317          11,658,832
Excess of cost over fair value of net assets acquired.............................         25,344,482          24,599,215
                                                                                          ------------        ------------

   Total assets...................................................................        $332,909,160        $295,042,407
                                                                                          ============        ============

                        LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
   Bank borrowings................................................................        $ 34,122,330        $ 55,144,818
   Accounts payable...............................................................          36,214,801          27,915,169
   Accrued expenses...............................................................          11,632,884           7,814,114
   Income taxes...................................................................           4,927,261           4,694,483
   Deferred tax liability.........................................................             259,432                 ---
   Due to shareholders/officers...................................................                 ---          16,143,238
   Current portion of long term debt..............................................          34,625,959           9,771,867
                                                                                          ------------        ------------

   Total current liabilities......................................................         121,782,667         121,483,689
Long-term obligations.............................................................          72,602,402          34,155,247
Minority interest payable.........................................................           1,431,371                 ---
                                                                                          ------------        ------------

   Total liabilities..............................................................         195,816,440         155,638,936

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; none issued and outstanding......                 ---                 ---
   Common stock, no par value, 20,000,000 shares authorized; 15,822,215                     69,653,644          69,595,141
   shares (2000) and 15,802,315 shares (1999) issued and outstanding..............
   Contributed capital............................................................           1,434,259           1,434,259
   Retained earnings..............................................................          71,985,751          68,365,373
   Accumulated other comprehensive (loss)/income..................................          (5,980,934)              8,698
                                                                                          ------------        ------------

   Total shareholders' equity.....................................................         137,092,720         139,403,471
                                                                                          ------------        ------------

   Total liabilities and shareholders' equity.....................................        $332,909,160        $295,042,407
                                                                                          ============        ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                           -----------------------------    ---------------------------
                                                                2000            1999            2000            1999
                                                           --------------  -------------    ------------  -------------
Net sales............................................      $104,359,600    $109,761,967    $206,775,416    $193,825,258
Cost of sales........................................        85,051,320      90,753,462     170,524,185     158,828,914
                                                           ------------    ------------    ------------    ------------

Gross margin.........................................        19,308,280      19,008,505      36,251,231      34,996,344
Selling and distribution expenses....................         4,390,121       3,030,495       8,591,295       5,851,010
General and administrative expenses..................         8,700,108       5,688,901      16,268,676      10,453,927
Amortization of excess of cost over fair value of
   net assets acquired...............................           684,456         567,476       1,352,247       1,033,935
                                                           ------------    ------------    ------------    ------------

Income from operations...............................         5,533,595       9,721,633      10,039,013      17,657,472
Interest expense.....................................        (2,579,194)     (1,172,801)     (4,520,955)     (2,031,243)
Interest income......................................            93,450          92,434         137,018         283,993
Other (expense)/income...............................           (24,846)        205,901         369,988         236,283
Minority interest....................................          (278,430)            ---        (278,430)            ---
                                                           ------------    ------------    ------------    ------------

Income before provision for income taxes.............         2,744,575       8,847,167       5,746,634      16,146,505
Provision for income taxes...........................        (1,015,493)     (3,195,000)     (2,126,255)     (5,895,000)
                                                           ------------    ------------    ------------    ------------

Net income...........................................      $  1,729,082    $  5,652,167    $  3,620,379    $ 10,251,505
                                                           ============    ============    ============    ============

Net income per share:
   Basic.............................................             $0.11           $0.37           $0.23           $0.70
                                                           ============    ============    ============    ============

   Diluted...........................................             $0.11           $0.33           $0.23           $0.63
                                                           ============    ============    ============    ============

Weighted average common and common equivalent shares:
   Basic.............................................        15,811,831      15,361,364      15,807,073      14,607,413
                                                           ============    ============    ============    ============

   Diluted...........................................        15,970,147      17,130,923      15,961,632      16,327,495
                                                           ============    ============    ============    ============




                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended June 30,
                                                                                         --------------------------
                                                                                             2000           1999
                                                                                         -----------     -----------
                                                                                         (Unaudited)     (Unaudited)
Operating activities
Net income........................................................................      $  3,620,379    $ 10,251,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization..................................................         5,954,254       3,397,935
   Deferred taxes.................................................................           453,664        (365,973)
   Provision for returns and discounts............................................           231,604        (132,746)
   Minority Interest..............................................................           278,430             ---
   Changes in operating assets and liabilities:
      Accounts receivable.........................................................       (19,742,746)      5,591,774
      Due from affiliates and officers............................................        (4,507,654)       (589,804)
      Inventory...................................................................        (3,482,225)    (17,905,359)
      Temporary quota.............................................................         2,626,474      (1,316,924)
      Prepaid expenses............................................................        (5,480,730)     (1,717,033)
      Accounts payable............................................................         8,532,410      15,251,509
      Accrued expenses............................................................         4,037,053      (2,442,426)
                                                                                        ------------    ------------

      Net cash (used in) provided by operating activities.........................        (7,479,087)     10,022,458
                                                                                        ------------    ------------
Investing activities
   Purchase of fixed assets.......................................................       (11,005,346)    (30,611,571)
   Acquisition of CMG.............................................................               ---      (4,312,254)
   Increase of permanent quota....................................................          (221,935)       (691,124)
   Acquisition of Famian, earnout.................................................          (833,334)            ---
   Acquisition of Jane Doe........................................................        (1,200,000)            ---
   Increase in other assets.......................................................        (4,940,487)     (6,876,700)

      Net cash used in investing activities.......................................       (18,201,102)    (42,491,649)
                                                                                        ------------    ------------
Financing activities
   Increase/(decrease) in bank borrowings.........................................       (21,022,487)     29,498,044
   Increase/(decrease) in debt....................................................        66,361,654         (42,880)
   Increase/(decrease) in long term obligations...................................        (3,060,406)       (440,723)
   Increase/(decrease) in advance from shareholders...............................       (13,711,397)            ---
   Exercise of stock options including related tax effect.........................           198,921       3,169,158
   Repurchase of stock............................................................          (122,525)            ---
                                                                                        ------------    ------------

      Net cash provided by financing activities...................................        28,643,760      32,183,599
                                                                                        ------------    ------------

      Effect of exchange rate on cash.............................................        (1,431,364)            ---
                                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents..............................         1,532,207        (285,592)
Cash and cash equivalents at beginning of period..................................         2,239,511       4,318,520
                                                                                        ------------    ------------

Cash and cash equivalents at end of period........................................      $  3,771,718    $  4,032,928
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

Assets and liabilities of the Mexico, Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currencies in which the Company transacts business are the Hong Kong dollar and the Mexican peso. As of June 30, 2000, the peso had lost value to the US dollar, from a conversion rate
9.3 at December 31,1999 to 9.9 at June 30, 2000. This resulted in a $6.0 million other comprehensive loss being recorded in equity. The fluctuation in the peso occurred at the times of national elections in Mexico. The peso has since returned to a conversion rate of 9.35 at August 1, 2000.

3. Accounts Receivable

Accounts receivable consists of the following:

                                                                                         June 30, 2000     December 31, 1999
                                                                                        ---------------   -------------------
U.S. trade accounts receivable....................................................        $70,972,492          $54,546,617
Foreign trade accounts receivable.................................................         14,705,911           10,954,919
Due from factor...................................................................          2,343,548            2,161,897
Other receivables.................................................................          5,851,737            6,467,511
Allowance for returns and discounts...............................................         (3,439,922)          (3,208,318)
                                                                                          -----------          -----------

                                                                                          $90,433,766          $70,922,626
                                                                                          ===========          ===========

4.      Inventory

Inventory consists of the following:

                                                                                         June 30, 2000     December 31, 1999
                                                                                        ---------------   -------------------
Raw materials
   Fabric and trim accessories...................................................         $21,649,515         $16,932,830
   Raw cotton....................................................................           1,502,379           1,555,752
Work-in-process..................................................................          20,827,949           9,949,447
Finished goods shipments-in-transit..............................................           4,941,128           7,112,939
Finished goods...................................................................          16,923,663          26,811,441
                                                                                          -----------         -----------
                                                                                          $65,844,634         $62,362,409
                                                                                          ===========         ===========

d
                             TARRANT APPAREL GROUP

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)


5.  Debt

Bank borrowings consist of the following:

                                                                                        June 30, 2000   December 31, 1999
                                                                                         -----------         -----------
Import trade bills payable........................................................       $ 8,107,307         $ 5,315,382
Direct bank acceptances...........................................................        21,061,917          15,697,171
Other foreign credit facilities...................................................         2,023,155           2,536,033
United States credit facilities...................................................         2,929,951          31,596,232
                                                                                         -----------         -----------

                                                                                         $34,122,330         $55,144,818
                                                                                         ===========         ===========

Long term debt consists of the following:

                                                                                        June 30, 2000    December 31, 1999
                                                                                        -------------    -----------------
Vendor financing..................................................................       $ 20,483,533          $21,427,158
Equipment loans and capital leases................................................         19,475,899           21,115,075
Debt facility.....................................................................         66,361,654                  ---
Other debt........................................................................            907,275            1,384,881
                                                                                         ------------          -----------
                                                                                          107,228,361           43,927,114

Less current portion..............................................................        (34,625,959)          (9,771,867)
                                                                                         ------------          -----------
                                                                                         $ 72,602,402          $34,155,247
                                                                                         ============          ===========

Long term debt consists of certain secured and unsecured equipment financings related to the capital investment program in Mexico. A total of $7.7 million at June 30, 2000 of this debt is denominated in Deutsch marks and the Euro. The Company bears the risk of any foreign currency fluctuation with regard to this debt. The majority of the long term debt at June 30, 2000 pertains to a revolving credit, factoring and security agreement (the "Debt Facility") entered into on January 21, 2000 with a syndicate of lending institutions. The Debt Facility provides for a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio, as defined. The Debt facility is secured by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the Debt facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratio, and interest coverage ratios, among others, and prohibits the payment of dividends. The Company was either in compliance or had commitments for waivers and amendments to the Debt facility with regards to the June 30, 2000 covenants.

6.  Acquisition of Jane Doe

On March 29, 2000, the Company formed a new company, Jane Doe International, LLC, ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., the owner of the Jane Doe brand. Jane Doe is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of Tarrant Apparel Group, and 49% by Needletex, Inc. The purchase price was $1,200,000 in cash paid at closing, plus approximately $600,000 representing Needletex's actual out-of-pocket costs associated with the work-in-process and inventory acquired to fulfill current season customer's order's and certain employee costs associated with fulfilling such orders. The collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations.
---------------------

General

The Company serves specialty retail, mass merchandise and national department store chains by designing, merchandising, contracting for the manufacture of, manufacturing directly, and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, as well as Target Stores (a division of Dayton Hudson), Abercrombie & Fitch, J.C. Penney, K-Mart, Mervyns, Sears, and Walmart. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

Commencing in the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. The gross sales of products sourced in Mexico were approximately $104 million and $200 million in fiscal 1998 and 1999, respectively. The Company has also commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that these strategies will create a more diversified sourcing base, increase the Company's access to emerging providers of low cost production, enhance the proximity of the Company's sourcing base to the Company's customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions). The Company's vertical integration strategy has encountered delays and costs customary for the startup of new businesses, including the development of policies, procedures and systems and locating and retaining qualified management. In addittion, these startup delays and costs have been exacerbated by the need to understand local customs, the significant political, economic and cultural changes in Mexico and the delays and costs associated with developing manufacturing operations. See "Factors That May Affect Future Results."

On June 28, 2000, the Company signed an exclusive production agreement with Manufacturers Cheja. The agreement provides the Company with 100% of Cheja's production capacity of nine million garments per year.

On April 12, 2000, the Company formed a new company Jane Doe International, LLC, ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Tarrant Apparel Group, and 49% by Needletex, Inc. The collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States.

On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V., and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 110,000 units per week.

On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil").

On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed near Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities. Construction of this facility commenced in the third quarter of 1998. During the fourth quarter of 1999, the Company began using this facility for washing, finishing and packing. The Company anticipates that the cost of this facility will be approximately $97 million.

During 1999, the Company began a consolidation strategy to gain efficiencies as a result of its acquisitions. As a result, the Company has discontinued use of its Mississippi Rocky Apparel plants and shifted this production to its Mexico facilities.

Management continues to focus much of its attention on transforming the Company from a sourcing company to a fully vertical integrated manufacturer, providing full package production from raw materials (mostly cotton) to finished garments. Its manufacturing operations were developed in Mexico through acquisition and development of manufacturing plants, while its traditional sourcing business continues at the same time predominantly out of the Far East.

Factors That May Affect Future Results

This Report on Form 10-Q contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Vertical Integration. In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established mills or the construction of new mills. The Company has no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations prior to beginning this strategy upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories.

Start-up Costs. The Company's vertical integration strategy has encountered delays and costs customary for the start-up of new businesses, including the development of policies, procedures and systems and locating and retaining qualified management. In addition, these startup delays and costs have been exacerbated by the need to understand local customs the significant political, economic and cultural changes in Mexico and the delays and costs associated with developing manufacturing operations.

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

Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately 43% and 44% of the Company's net sales in fiscal 1999 and the six months ended June 30, 2000 respectively. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company has no control over its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors could result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited, require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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

 Results of Operations

 The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ---------------------------     ------------------------
                                                               2000            1999           2000           1999
                                                               ----            ----           ----           ----
Net Sales............................................         100.0%          100.0%         100.0%         100.0%
Cost of sales........................................          81.5            82.7           82.5           82.0
                                                              -----           -----          -----          -----

Gross profit.........................................          18.5            17.3           17.5           18.0
Selling and distribution expenses....................           4.2             2.7            4.2            3.0
General and administration expenses*.................           9.0             5.7            8.5            5.9
                                                              -----           -----          -----          -----

Operating income.....................................           5.3             8.9            4.8            9.1
Interest expense.....................................          (2.5)           (1.1)          (2.2)          (1.1)
Other income.........................................           0.1             0.3            0.3            0.3
Minority interest....................................          (0.3)            ---           (0.1)           ---
                                                              -----           -----          -----          -----

Income before taxes..................................           2.6             8.1            2.8            8.3
Income taxes.........................................           0.9             2.9            1.0            3.0
                                                              -----           -----          -----          -----

Net income...........................................           1.7%            5.2%           1.8%           5.3%
                                                              =====           =====          =====          =====

     * Includes amortization of excess of cost over fair value of net assets acquired.

Second Quarter 2000 Compared to Second Quarter 1999

Net Sales decreased by $5.4 million, or 4.9%, from $109.8 million in the second quarter of 1999 to $104.4 million in the second quarter of 2000. The decrease in net sales included an aggregate decrease in sales of $12.6 million to mass merchandisers, an increase of $6.3 million to divisions of The Limited, and an increase of $4.9 million as a result of it's acquisition of Jane Doe. Overall, sales to divisions of The Limited in the second quarter of 2000 amounted to 49% of net sales, as compared to 40.6% in the comparable quarter in the prior year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the second quarter of 2000 was $19.3 million, or 18.5% of net sales, compared to $19.0 million, or 17.3% of net sales, in the comparable prior period. The increase in the gross profit margin was generated as the Company begins to realize the effect of the efficiencies created at the Company's Mexico Denim plant. This increase also occurred despite a $0.9 million increase in sales related to the planned liquidation of older merchandise for a loss.

Selling and Distribution Expenses increased from $3.0 million in the second quarter of 1999 to $4.4 million in the second quarter of 2000. As a percentage of net sales, these expenses increased from 2.7% in 1999 to 4.2% in 2000. General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $6.3 million in the second quarter of 1999 to $9.4 million in the second quarter of 2000. As a percentage of net sales, these expenses increased from 5.7% in the second quarter of 1999 to 9.0% in the second quarter of 2000. This increase is the result of the Company's continuing transition from primarily a Far East sourcing company, to a company that produces nearly 50% of its sales as a fully vertically integrated manufacturer in Mexico. To accomplish this task the Company has increased its corporate overhead to properly manage the transition and support the ongoing business model.

Operating Income in the second quarter of 2000 was $5.5 million, or 5.3% of net sales, compared to $9.7 million, or 8.9% of net sales, in the comparable prior period as a result of the factors discussed above.

Net interest expense increased 120%, from $1.2 million for the second quarter of 1999 to $2.6 million for the second quarter of 2000, as a result of the Company's capital investment program in Mexico. Other Income/(Expense) decreased from $205,901 in the second quarter of 1999, to an expense of $24,846 in the second quarter of 2000.

First Six Months 2000 Compared to First Six Months 1999

Net Sales increased by $13.0 million, or 6.7%, from $193.8 million in the first six months of 1999 to $206.8 million in the first six months of 2000. The increase in net sales included an aggregate decrease in sales of $10.9 million to mass merchandisers, an increase of $9.0 million to divisions of The Limited, an increase of $9.6 million as a result of the Chazzz acquisition that was completed on March 23, 1999, and an increase of $4.9 million as a result of the acquisition of Jane Doe. Overall, sales to divisions of The Limited in the first six months of 2000 amounted to 44% of net sales, as compared to 42.4% in the comparable prior year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first six months of 2000 was $36.3 million, or 17.5% of net sales, compared to $35.0 million, or 18.0% of net sales, in the comparable prior period. The decrease in the gross profit margin resulted from an increase in fixed costs related to production volume at the Company's new Mexico facilities that are still in the start up phase and not yet running at optimal capacity utilization. In addition the planned reduction in certain excess inventory during the period at reduced margins. The Company, however, has realized an increase in gross profit margin between the first and second quarters of 2000. Gross profit for the second quarter of 2000 was $19.3 million or 18.5% of net sales while for the first quarter of 2000 it was $16.9 million or 16.5% of net sales. The increase in the gross profit margin, was generated as the Company begins to realize the effect of the efficiencies created at the Company's Mexico Denim plant. The increase occurred despite a $1.0 million inventory markdown taken in the second quarter of 2000 in excess of those taken in the first quarter of 2000.

Selling and Distribution Expenses increased from $5.9 million in the first six months of 1999 to $8.6 million in the first six months of 2000. As a percentage of net sales, these expenses increased from 3.0% in 1999 to 4.2% in 2000. General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $11.5 million in the first six months of 1999 to $17.6 million in the first six months of 2000. As a percentage of net sales, these expenses increased from 5.9% in the first six months of 1999 to 8.5% in the first six months of 2000. This increase is the result of the Company's continuing transition from primarily a Far East sourcing company, to a company that produces nearly 50% of its sales as a fully vertically integrated manufacturer in Mexico. To accomplish this task the Company has increased its corporate overhead to properly manage the transition and support the ongoing business model.

Operating Income in the first six months of 2000 was $10.0 million, or 4.8% of net sales, compared to $17.7 million, or 9.1% of net sales, in the comparable prior period as a result of the factors discussed above.

Net Interest Expense increased 159% from $1.7 million for the first six months of 1999 to $4.4 million for the first six months of 2000 as a result of the Company's capital investment program in Mexico. Other Income increased from $236,283 in the first six months of 1999 to $369,988 in the first six months of 2000.

Liquidity and Capital Resources

The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. In Hong Kong the Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices. The Company has financed its operations from its cash flow from operations, borrowings under its bank credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility), and the proceeds from the exercise of stock options. The Company believes these sources of working capital will be sufficient to finance its existing operations for the forseeable future.

During the first six months of fiscal year 2000, net cash used in operating activities was $7.5 million, which resulted primarily from net income of $3.6 million plus depreciation and amortization of $6.0 million, as offset by a net decrease in working capital items of $18.0 million including an increase of $19.7 million in accounts receivable, a $8.5 million increase in accounts payable and an increase in inventory of $3.5 million.

During 2000, cash flow used in investing activities was $18.2 million, which was primarily for equipment purchased for Mexico to build production facilities.

In 2000, cash flow provided by financing activities equaled $28.6 million, including $21.0 million of net reduction of bank borrowings and issuance of $66.4 million debt. The Company paid back a shareholder $13.7 million of interim bridge financing provided in the fourth quarter of fiscal 1999.

The Company has credit facilities of $33 million and $13 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of June 30, 2000, HKSB's U.S. dollar prime rate equaled nine and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of June 30, 2000, SCB's Hong Kong dollar prime rate equaled nine and one-half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $30 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio. As of June 30, 2000 there were $25.7 million of outstanding borrowings under these facilities. Standard Chartered Bank has given notice to the Company of its intention to term out this note. The $13.0 million facility to the Company will be reduced by $1.0 million per month commencing June 2000.

The Company guarantees a $2.5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

The Company assumed certain bank liabilities of Grupo Famian upon its acquisition during the year. As of June 30, 2000, these amounted to $500,000 due to Banco Bilbao.

The Company had two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala Mexico. The outstanding amounts as of June 30, 2000 were $14.4 million due to GE Capital and $4.8 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to the same restrictive covenants as applicable to the HKSB and SCB facilities.

During 1999 the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5%, are payable in semiannual payments commencing in February 2000. Due to additional purchases, $17.6 million was outstanding as of June 30, 2000, of which $6.8 million is denominated in Deutsch Marks and $0.9 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility provides a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio as defined. The facility is collaterized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition the facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, interest coverage ratios, among others, and prohibits the payment of dividends. The Company is either in compliance or had received commitments for waivers and loan amendments to the Debt facility with regards to the June 30,2000 covenants. A total of $73.7 million was outstanding under the facility at June 30, 2000.

The Company has commenced a capital investment program in Mexico under which it will invest approximately $170 million in the acquisition of a denim mill and the construction of a new facility which when fully operational will spin, weave and dye twill fabric, and provide the capability to cut, launder, finish and ship finished garments. The Company may seek to finance these and future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditures aggregating approximately $125 million have been made with respect to vertical integration programs initiated by the Company.

The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

                          PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
        -----------------

In September 1999, the Company was served with a complaint in an action brought in the Supreme Court of the State of New York, New York County, by DLLC and Direct Corp., LLC ("Direct"), as plaintiffs. The complaint alleges that the Company and DLLC entered into a joint venture for the purpose of producing and selling apparel products. The complaint further alleges that the Company breached its obligations under the joint venture. The complaint seeks monetary damages of $50,000,000, plus interest and further seeks permanent injunctive relief. The Company has submitted its Answer to the Complaint which generally denies the principal allegations therin, denies any liability to the plaintiffs and alleges a number of affirmative defenses to the claims made by the plaintiffs. No discovery has taken place in the action to date. The Company believes that it has valid defenses to the claims set forth in the plaintiff's complaint and intends to vigorously defend against these claims. A subsidiary of the Company has commenced a separate action against the plaintiffs in the Superior Court of the State of California, Los Angeles County, seeking damages of $623,138.90 for goods sold and delivered to the plaintiffs.

Item 2. Changes in Securities.  None.
        ----------------------

Item 3. Defaults Upon Senior Securities.  None.
        --------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.  None.
        ----------------------------------------------------

Item 5. Other Information.  None.
        ------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

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

                             TARRANT APPAREL GROUP

Date: August 14, 2000              By: /s/ Scott Briskie
                                       ---------------------

                                       Scott Briskie
                                       Vice President-Finance and
                                       Chief Financial Officer

                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                 Description
-------                 -----------

10.91 Agreement for Purchase of Assets dated April 12, 2000 by and among Harvest Wear, Inc., a California corporation ("HW"), Mapa Trading, LTD., a Hong Kong Corporation ("Mapa"), Needletex, Inc., a California corporation ("Needletex"), Patrick Bensimon (the "Shareholder"), Jane Doe International LLC, (formally Needletex, LLC) a Delaware limited liability company (the "Purchaser").


27                           Financial Data Summary