Form 10-Q
period 2000-09-30
TARRANT APPAREL GROUP
filed 2000-11-14
CIK 944948

   As filed with the Securities and Exchange Commission on November 14, 2000
           -------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934. For the quarterly period ended September 30, 2000

                                       OR

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from _____________ to
                        Commission File Number: 0-26430

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

                                Yes [X]  No [ ]

Number of shares of Common Stock of the registrant outstanding as of November 7, 2000: 15,832,315

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999
          (Audited).......................................................................................    3

          Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and
          September 30, 1999..............................................................................    4

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
          and September 30, 1999..........................................................................    5

          Notes to Consolidated Financial Statements......................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................   14

                                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................   14

Item 2.   Changes in Securities...........................................................................   14

Item 3.   Defaults Upon Senior Securities.................................................................   14

Item 4.   Submission of Matters to a Vote of Security Holders.............................................   14

Item 5.   Other Information...............................................................................   14

Item 6.   Exhibits and Reports on Form 8-K................................................................   14

          SIGNATURES......................................................................................   15

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS



                                                                                        September 30, 2000    December 31,1999
                                                                                        -------------------   ----------------
                                                                                            (Unaudited)
                                      ASSETS
Current assets:

  Cash and cash equivalents............................................................        $    636,489        $  2,239,511
  Accounts receivable, net.............................................................          89,010,612          70,922,626
  Due from affiliates..................................................................           4,077,162           1,031,879
  Due from shareholders/officers.......................................................             281,541           1,891,739
  Inventory............................................................................          61,966,318          62,362,409
  Temporary quota......................................................................           1,774,784           4,521,200
  Prepaid expenses.....................................................................           9,811,348           3,413,416
  Prepaid income taxes.................................................................             102,449             296,681
                                                                                               ------------        ------------
  Total current assets.................................................................         167,660,703         146,679,461

Property and equipment, net..........................................................           120,294,116         111,520,497
Permanent quota, net.................................................................               512,867             584,402
Other assets.........................................................................            17,036,831          11,658,832
Excess of cost over fair value of net assets acquired................................            24,940,325          24,599,215
                                                                                               ------------        ------------
  Total assets.........................................................................        $330,444,842        $295,042,407
                                                                                               ============        ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings....................................................................          $ 25,382,422        $ 55,144,818
  Accounts payable...................................................................            34,029,988          27,915,169
  Accrued expenses...................................................................            20,340,316           7,814,114
  Income taxes.......................................................................             6,151,249           4,694,483
  Deferred tax liability.............................................................               860,940                 ---
  Due to shareholders/officers.......................................................                   ---          16,143,238
  Current portion of long term debt..................................................            33,032,429           9,771,867
                                                                                               ------------        ------------
  Total current liabilities.........................................................            119,797,344         121,483,689
Long-term obligations...............................................................             64,096,943          34,155,247
Minority interest payable...........................................................                928,424                 ---
                                                                                               ------------        ------------
  Total liabilities....................................................................         184,822,711         155,638,936

Commitments and contingencies

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized; none issued and outstanding..........                   ---                 ---
  Common stock, no par value, 20,000,000 shares authorized; 15,822,315  shares
  (2000) and 15,800,315 shares (1999) issued and outstanding.........................            69,691,483          69,595,141
  Contributed capital................................................................             1,434,259           1,434,259
  Retained earnings..................................................................            73,670,227          68,365,373
  Accumulated other comprehensive (loss)/income......................................               826,162               8,698
                                                                                               ------------        ------------
  Total shareholders' equity.........................................................           145,622,131         139,403,471
                                                                                               ------------        ------------
  Total liabilities and shareholders' equity.........................................          $330,444,842        $295,042,407
                                                                                               ============        ============


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            --------------------------------     -------------------------------
                                                                 2000              1999              2000              1999
                                                                 ----              ----              ----              ----
Net sales............................................        $107,018,847      $110,542,148      $313,794,262      $304,367,407
Cost of sales........................................          85,815,003        91,273,243       256,339,187       250,102,157
                                                             ------------      ------------      ------------      ------------

Gross profit.........................................          21,203,844        19,268,905        57,455,075        54,265,250
Selling and distribution expenses....................           4,659,566         3,788,705        13,250,860         9,639,714
General and administrative expenses..................          11,264,848         5,839,593        27,533,524        16,293,520
Amortization of excess of cost over fair value of net
assets acquired......................................             684,456           609,796         2,036,703         1,643,731
                                                             ------------      ------------      ------------      ------------

Income from operations...............................           4,594,974         9,030,811        14,633,988        26,688,285
Interest expense.....................................          (2,604,073)       (1,363,464)       (7,125,029)       (3,394,707)
Interest income......................................              76,102           (16,008)          213,120           262,990
Other (expense)/income...............................             103,818            78,304           473,807           319,581
Minority interest....................................             502,947               ---           224,517               ---
                                                             ------------      ------------      ------------      ------------

Income before provision for income taxes.............           2,673,768         7,729,643         8,420,403        23,876,149
Provision for income taxes...........................            (989,294)       (2,860,000)       (3,115,549)       (8,755,000)
                                                             ------------      ------------      ------------      ------------

Net income...........................................        $  1,684,474      $  4,869,643      $  5,304,854      $ 15,121,149
                                                             ============      ============      ============      ============

Net income per share:
  Basic..............................................               $0.11             $0.31             $0.34             $1.01
                                                             ============      ============      ============      ============
  Diluted............................................               $0.11             $0.30             $0.33             $0.92
                                                             ============      ============      ============      ============

Weighted average common and common equivalent shares:

  Basic..............................................          15,822,311        15,783,278        15,812,152        14,999,368
                                                             ============      ============      ============      ============
  Diluted............................................          15,978,648        16,437,796        15,967,304        16,364,261
                                                             ============      ============      ============      ============


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                              2000              1999
                                                                                              ----              ----
Operating activities
Net income........................................................................       $  5,304,854      $ 15,121,149
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................................          9,089,425         6,607,744
  Deferred taxes..................................................................          1,055,172          (245,668)
  Provision for returns and discounts.............................................            775,010           119,790
  Minority interest...............................................................           (224,517)              ---
  Changes in operating assets and liabilities:
     Accounts receivable..........................................................        (18,862,996)      (10,683,259)
     Due from affiliates and officers.............................................         (3,866,926)        5,332,853
     Inventory....................................................................            396,091       (14,062,242)
     Temporary quota..............................................................          2,746,416          (744,370)
     Prepaid expenses.............................................................         (6,397,931)       (2,680,532)
     Accounts payable.............................................................          6,114,818        13,795,794
     Accrued expenses.............................................................         14,201,253          (858,513)
                                                                                         ------------      ------------

     Net cash provided by operating activities....................................         10,330,669        11,702,746
                                                                                         ------------      ------------

Investing activities
  Purchase of fixed assets........................................................        (13,763,648)      (44,550,492)
  Increase of permanent quota.....................................................           (221,935)         (691,124)
  Acquisitions....................................................................         (2,036,706)      (11,088,365)
  Increase in other assets........................................................         (5,378,001)       (8,355,338)
                                                                                         ------------      ------------

    Net cash used in investing activities.........................................        (21,400,290)      (64,685,319)
                                                                                         ------------      ------------

Financing activities
  Increase/(decrease) in bank borrowings..........................................        (29,316,146)       26,212,642
  Increase/(decrease) in debt.....................................................         60,184,672         6,518,682
  Increase/(decrease) in long term obligations....................................         (7,428,664)       16,002,714
  Increase/(decrease) in advances from shareholders/officers......................        (13,711,397)              ---
  Exercise of stock options including related tax effect..........................            225,921         3,716,642
  Repurchase of stock.............................................................           (122,525)              ---
                                                                                         ------------      ------------

    Net cash provided by financing activities.....................................          9,831,861        52,450,680
                                                                                         ------------      ------------

    Effect of exchange rate on cash...............................................           (365,262)          437,402
                                                                                         ------------      ------------

Net decrease in cash and cash equivalents.........................................         (1,603,022)          (94,491)
Cash and cash equivalents at beginning of period..................................          2,239,511         4,318,520
                                                                                         ------------      ------------

Cash and cash equivalents at end of period........................................       $    636,489      $  4,224,029
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

2.   Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

The consolidated financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Assets and liabilities of the Mexico, Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The principal foreign currencies in which the Company transacts business are the Hong Kong dollar and the Mexican peso in Mexico.

3.   Accounts Receivable

Accounts receivable consists of the following:

                                                                                        September 30, 2000    December 31, 1999
                                                                                        -------------------   ------------------
U.S. trade accounts receivable....................................................             $68,990,060          $54,546,617
Foreign trade accounts receivable.................................................              14,401,386           10,954,919
Due from factor...................................................................               2,128,490            2,161,897
Other receivables.................................................................               7,474,004            6,467,511
Allowance for returns and discounts...............................................              (3,983,328)          (3,208,318)
                                                                                               -----------          -----------

                                                                                               $89,010,612          $70,922,626
                                                                                               ===========          ===========

4.   Inventory

Inventory consists of the following:

                                                                                        September 30, 2000   December 31, 1999
                                                                                        ------------------   -----------------
Raw materials
  Fabric and trim accessories.....................................................             $20,325,520         $16,932,830
  Raw cotton......................................................................               1,424,425           1,555,752
Work-in-process...................................................................              24,523,969           9,949,447
Finished goods shipments-in-transit...............................................               2,402,985           7,112,939
Finished goods....................................................................              13,289,419          26,811,441
                                                                                               -----------         -----------

                                                                                               $61,966,318         $62,362,409
                                                                                               ===========         ===========


                             TARRANT APPAREL GROUP

                                  (Unaudited)


5.   Debt

Bank borrowings consist of the following:

                                                                                        September 30, 2000   December 31, 1999
                                                                                        ------------------   -----------------
Import trade bills payable........................................................             $ 4,574,037         $ 5,315,382
Direct bank acceptances...........................................................              14,463,517          15,697,171
Other foreign credit facilities...................................................               2,156,301           2,536,033
United States credit facilities...................................................               4,188,567          31,596,232
                                                                                               -----------         -----------

                                                                                               $25,382,422         $55,144,818
                                                                                               ===========         ===========

Long-term debt consists of the following:

                                                                                        September 30, 2000    December 31, 1999
                                                                                        ------------------    -----------------
Vendor financing..................................................................            $ 18,795,788         $21,427,158
Equipment loans and capital leases................................................              18,148,912          21,115,075
Debt Facility.....................................................................              60,184,672                 ---
Other debt........................................................................                     ---           1,384,881
                                                                                              ------------         -----------

                                                                                                97,129,372          43,927,114

Less current portion..............................................................             (33,032,429)         (9,771,867)
                                                                                              ------------         -----------

                                                                                              $ 64,096,943         $34,155,247
                                                                                              ============         ===========

Long-term debt consists of certain secured and unsecured equipment financings related to the capital investment program in Mexico. A total of $8.7 million at September 30, 2000 of this debt is denominated in Deutsch marks and the Euro. The Company bears the risk of any foreign currency fluctuation with regard to this debt. The majority of the long-term debt at September 30, 2000 pertains to a revolving credit, factoring and security agreement (the "Debt Facility") entered into on January 21, 2000 with a syndicate of lending institutions. The Debt Facility provides for a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio, as defined. The Debt Facility is secured by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the Debt Facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios and interest coverage ratios, among others, and prohibits the payment of dividends. The Company was either in compliance or had received commitments for waivers and loan amendments to the Debt Facility with regard to the September 30, 2000 covenants.

6.   Acquisition of Jane Doe

On April 12, 2000, the Company formed a new company, Jane Doe International, LLC, ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., the owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of Tarrant Apparel Group, and 49% by Needletex, Inc. The purchase price was $1,200,000 in cash paid at closing, plus approximately $600,000 representing Needletex's actual out-of-pocket costs associated with the work-in-process and inventory acquired to fulfill current season customer's orders and certain employee costs associated with fulfilling such orders. The collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States.

Item 2.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------

Results of Operations.
-----------------------

General

The Company serves specialty retail, mass merchandise and national department store chains by designing, merchandising, contracting for the manufacture of, manufacturing directly, and selling casual, moderately-priced apparel for women, men and children, under private label. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, as well as Target Stores (a division of Dayton Hudson), Abercrombie & Fitch, J.C. Penney,K-Mart, Mervyns, Sears and Walmart. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

Commencing in the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. The gross sales of products sourced in Mexico were approximately $104 million and $200 million in fiscal 1998 and 1999, respectively. The Company has also commenced the vertical integration of its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that these strategies will create a more diversified sourcing base, increase the Company's access to emerging providers of low cost production, enhance the proximity of the Company's sourcing base to the Company's customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions). The Company's vertical integration strategy has encountered delays and costs customary for the startup of new businesses, including the development of policies, procedures and systems and locating and retaining qualified management. In addition, these startup delays and costs have been exacerbated by the need to understand local customs, the significant political, economic and cultural changes in Mexico and the delays and costs associated with developing manufacturing operations and systems. See "Factors That May Affect Future Results."

On June 28, 2000, the Company signed an exclusive production agreement with Manufacturers Cheja through March 2002. The agreement provides the Company with 100% of Cheja's production capacity of nine million garments per year.

On April 12, 2000, the Company formed a new company Jane Doe International, LLC, ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of Tarrant Apparel Group, and 49% by Needletex, Inc. The collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States. For a description of the Jane Doe acquisition, see Note 6 in Notes to Consolidated Financial Statement.

On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehuacan, Mexico. The Company has since expanded the capacity of Grupo Famian to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 180,000 units per week. For a description of the Grupo Famian acquisition, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). For a description of Jamil acquisition see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed near Puebla, Mexico by an affiliate of the seller of the denim mill described above. This facility is ultimately expected to have an annual capacity of approximately 18 million meters of twill and will also house ancillary facilities. Construction of this facility commenced in the third quarter of 1998. During the fourth quarter of 1999, the Company began using this facility for cutting, washing, finishing and packing. On October 16, 2000, the Company revised its agreement regarding the turn-key facility to extend its option to purchase the facility until September 30, 2002. With this amendment, the Company has also sold or leased certain assets associated with the facility. The purchase price for such assets, together with approximately $12.5 million previously advanced by the Company to the developer of the facility, is represented by a promissory note of approximately $48 million payable over 5 years at eight and one-half percent on a 10 year amortization. The equipment sold and 1,724,000 shares of stock in the Company have been pledged as collateral for this note. The Company anticipates that the cost of this facility will be approximately $97 million. The production agreement gives the Company the right to purchase up to 100% of the production capacity of the facility during the option period. For a description of the amended terms of this facility development agreement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2000.

The assets sold in connection with the extension of the option were sold at cost resulting in no income or loss being recorded on the transaction. The assets were primarily included in property and equipment ($33.0 million at September 30, 2000) and other assets ($12.5 million at September 30, 2000) in the accompanying financial statements and represented non-operating assets awaiting installation. These assets had been acquired by the Company pursuant to the original Facility Development Agreement. After September 30, 2000 these costs will be reclassified into a long-term note receivable.

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

Factors That May Affect Future Results

This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

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

Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately 43% and 45% of the Company's net sales in fiscal 1999 and the nine months ended September 30, 2000, respectively. The loss of such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

Management of Growth. Since its inception, the Company has experienced periods of rapid growth in sales. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company's management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in the Company's order processing, production and sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on the Company's distribution facilities. In addition, the failure to timely enhance the Company's operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company's results of operations.

Management of Complexities. Since the beginning of its vertical integration strategy, the Company has experienced increased complexities. No assurance can be given that the Company will meet the demands on management, management information systems, inventory management, production controls, distribution systems and financial controls given these complexities. Any disruption in the Company's order process, production and sourcing or distribution may have a material effect on the Company's results of operations.

Foreign Manufacturing. Approximately 99% of the Company products were imported (including Mexico) during the first nine months of 2000. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                           ----------------------------------   ---------------------------------
                                                                2000              1999                 2000             1999
                                                                -----             -----                -----            -----
Net sales..........................................             100.0%            100.0%              100.0%            100.0%
Cost of sales......................................              80.2              82.6                81.7              82.2
                                                                -----             -----               -----             -----

Gross profit.......................................              19.8              17.4                18.3              17.8
Selling and distribution expenses..................               4.3               3.4                 4.2               3.1
General and administration expenses*...............              11.2               5.8                 9.4               5.9
                                                                -----             -----               -----             -----

Operating income...................................               4.3               8.2                 4.7               8.8
Interest expense...................................              (2.4)             (1.2)               (2.3)             (1.1)
Other income.......................................               0.2               0.0                 0.2               0.2
Minority interest..................................               0.4               ---                 0.1               ---
                                                                -----             -----               -----             -----

Income before taxes................................               2.5               7.0                 2.7               7.9
Income taxes.......................................               0.9               2.6                 1.0               2.9
                                                                -----             -----               -----             -----

Net income.........................................               1.6%              4.4%                1.7%              5.0%
                                                                =====             =====               =====             =====


     * Includes amortization of excess of cost over fair value of net assets acquired.


Third Quarter 2000 Compared to Third Quarter 1999

Net Sales decreased by $3.5 million, or 3.2%, from $110.5 million in the third quarter of 1999 to $107.0 million in the third quarter of 2000. The decrease in net sales included an aggregate decrease in sales of $17.1 million to mass merchandisers, an increase of $9.0 million to divisions of The Limited, and an increase of $4.3 million as a result of the acquisition of Jane Doe. The decrease in net sales to mass merchandisers is primarily the result of a dispute with a contractor leading to late deliveries and quality control problems. The Company has taken corrective action by replacing this contract vendor. In addition, the Company believes that its long term vertical integration strategy will reduce its exposure to outside contractors in the future. Overall, sales to divisions of The Limited in the third quarter of 2000 amounted to 46% of net sales, as compared to 36% in the comparable quarter in the prior year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the third quarter of 2000 was $21.2 million, or 19.8% of net sales, compared to $19.3 million, or 17.4% of net sales, in the comparable prior period. The increase in the gross profit was generated as the Company continues to improve efficiencies at the Company's Mexico denim plant. The Company's gross profit has increased over the last three quarters to 19.8% up from 18.5% in the second quarter and 16.5% in the first quarter of 2000.

Selling and Distribution Expenses increased from $3.8 million in the third quarter of 1999 to $4.7 million in the third quarter of 2000. As a percentage of net sales, these expenses increased from 3.4% in 1999 to 4.3% in 2000. General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $6.4 million in the third quarter of 1999 to $11.9 million in the third quarter of 2000. As a percentage of net sales, these expenses increased from 5.8% in the third quarter of 1999 to 11.2% in the third quarter of 2000. This increase is the result of the Company's continuing transition from primarily a Far East sourcing company, to a company that produces approximately 50% of its sales as a fully vertically integrated manufacturer in Mexico. To accomplish this task the Company has significantly increased its corporate overhead to properly manage the transition and support the ongoing business model. Also, the Company has increased overhead in Selling, Distribution, General and Administrative expenses in Jane Doe. These increases are in preparation for next season at which time the Company will begin to realize increased revenues associated with this increase in expense.



Operating Income in the third quarter of 2000 was $4.6 million, or 4.3% of net sales, compared to $9.0 million, or 8.2% of net sales, in the comparable prior period as a result of the factors discussed above.

Net Interest Expense increased 83% from $1.4 million in the third quarter of 1999 to $2.5 million in the third quarter of 2000 as a result of the Company's capital investment program in Mexico. Other Income/(Expense) increased from $78,304 in the third quarter of 1999 to $103,818 in the third quarter of 2000.


Minority Interest of $502,947 for the third quarter of 2000 represents the elimination of 49% of the results of JDI, which the Company acquired a 51% interest in on April 12, 2000.

First Nine Months 2000 Compared to First Nine Months 1999

Net Sales increased by $9.4 million, or 3.1%, from $304.4 million in the first nine months of 1999 to $313.8 million in the first nine months of 2000. The increase in net sales included an aggregate decrease in sales of $28.0 million to mass merchandisers, an increase of $18.1 million to divisions of The Limited, an increase of $7.1 million in branded business, and an increase of $9.2 million as a result of the acquisition of Jane Doe. The decrease in net sales to mass merchandisers is primarily the result of a dispute with a contractor leading to late deliveries and quality control problems. The Company has taken corrective action by replacing this contract vendor. In addition, the Company believes that its long term vertical integration strategy will reduce its exposure to outside contractors in the future. Overall, sales to divisions of The Limited in the first nine months of 2000 amounted to 45% of net sales, as compared to 40% in the comparable prior year.

Gross Profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first nine months of 2000 was $57.5 million, or 18.3% of net sales, compared to $54.3 million, or 17.8% of net sales, in the comparable prior period. The increase in the gross profit was generated as the Company continues to develop efficiencies at the Company's Mexico denim plant.

Selling and Distribution Expenses increased from $9.6 million in the first nine months of 1999 to $13.3 million in the first nine months of 2000. As a percentage of net sales, these expenses increased from 3.1% in 1999 to 4.2% in 2000. General and Administrative Expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $17.9 million in the first nine months of 1999 to $29.6 million in the first nine months of 2000. As a percentage of net sales, these expenses increased from 5.9% in the first nine months of 1999 to 9.4% in the first nine months of 2000. This increase is the result of the Company's continuing transition from primarily a Far East sourcing company, to a company that produces approximately 50% of its sales as a fully vertically integrated manufacturer in Mexico. To accomplish this task the Company has increased its corporate overhead to properly manage the transition and support the ongoing business model. Also, the Company has increased overhead in Selling, Distribution, General and Administrative expenses in Jane Doe.
These increases are in preparation for next season at which time the Company will begin to realize increased revenues associated with this increase in expense.

Operating Income in the first nine months of 2000 was $14.6 million, or 4.7% of net sales, compared to $26.7 million, or 8.8% of net sales, in the comparable prior period as a result of the factors discussed above.

Net Interest Expense increased 121% from $3.1 million in the first nine months of 1999 to $6.9 million in the first nine months of 2000 as a result of the Company's capital investment program in Mexico. Other Income increased from $319,581 in the first nine months of 1999, to $473,807 in the first nine months of 2000.

Minority Interest of $224,517 for the first nine months of 2000 represents the elimination of 49% of the results of JDI, which the Company acquired a 51% interest in on April 12, 2000.

Liquidity and Capital Resources

The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. In Hong Kong the Company generally purchases fabric for delivery directly to the manufacturer's factory. The Company then invoices the manufacturer for the fabric, and reduces payments to the manufacturer for finished goods by the amount of outstanding invoices. The Company has financed its operations from its cash flow from operations, borrowings under its bank credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility), and the proceeds from the exercise of stock options. The Company believes these sources of working capital will be sufficient to finance its existing operations for the foreseeable future.

During the first nine months of fiscal year 2000, net cash provided by operating activities was $10.3 million, which resulted primarily from net income of $5.3 million plus depreciation and amortization of $9.1 million, as offset by a net decrease in working capital items of $5.1 million including an increase of $18.9 million in accounts receivable, a $6.1 million increase in accounts payable and an decrease in inventory of $0.4 million.

During 2000, cash flow used in investing activities was $21.4 million, which was primarily for equipment purchased for Mexico to build production facilities, a $5.4 million increase in other assets associated with non operating assets in Mexico awaiting installation, and the $1.2 million acquisition of Jane Doe.

In 2000, cash flow provided by financing activities equaled $9.8 million, including $29.3 million of net reduction of bank borrowings, issuance of $60.2 million debt pursuant to the new debt facility and $7.4 million repaid on various equipment financing. The Company paid back a shareholder $13.7 million of interim bridge financing provided in the fourth quarter of fiscal 1999.

The Company has credit facilities of $33 million and $13 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB") and Standard Chartered Bank ("SCB"), respectively, for borrowings and the purchase and exportation of finished goods. Under these facilities, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. These facilities are subject to review at any time and the right of either lender to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of September 30, 2000, HKSB's U.S. dollar prime rate equaled nine and one-half percent. Interest on cash advances under SCB's facility accrues at SCB's prime rate for lending Hong Kong dollars. As of September 30, 2000, SCB's Hong Kong dollar prime rate equaled nine and one-half percent. These facilities are subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. As of September 30, 2000, there were $19.0 million of outstanding borrowings under these facilities. Standard Chartered Bank has given notice to the Company of its intention to term out this note. The $13.0 million facility to the Company will be reduced by $1.0 million per month commencing June, 2000.

The Company guarantees a $2.5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

The Company assumed certain bank liabilities of Grupo Famian upon its acquisition during the third quarter of 1999. As of September 30, 2000, these amounted to $700,000 due to Banco Bilbao.

The Company had two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala Mexico. The outstanding amounts as of September 30, 2000 were $13.5 million due to GE Capital and $4.6 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to the same restrictive covenants as applicable to the HKSB and SCB facilities.

During 1999, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Due to additional purchases, $16.4 million was outstanding as of September 30, 2000, of which $7.8 million is denominated in Deutsch Marks and $0.9 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility provides a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio as defined. The Facility is secured by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the Facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, interest coverage ratios, among others, and prohibits the payment of dividends. A total of $65.5 million was outstanding under the Facility at September 30, 2000. The Company was either in compliance or had received commitments for waivers and loan amendments to the Debt Facility with regards to the September 30, 2000 covenants.

The Company has commenced a capital investment program in Mexico under which the Company projects it will invest approximately $190 million in the acquisition of a denim mill and the construction of a new facility which when fully operational will spin, weave and dye twill fabric, and provide the capability to cut, launder, finish and ship finished garments. The Company may seek to finance these and future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditures aggregating approximately $130 million have been made with respect to vertical integration programs initiated by the Company. Subsequent to the end of the third quarter on October 16, 2000, the Company revised its agreement regarding the turn-key facility. Under the terms of the amended agreement, the Company has extended its option to purchase the facility until September 30, 2000. With this amendment, the Company has also sold certain assets associated with the facility and received a secured promissory rate of approximately $48 million payable over 5 years at eight and one-half percent on a 10 year amortization. Equipment and 1,724,000 shares of stock in the Company have been pledged as collateral for this note.

The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in Mexico as well as certain debt denominated in the Deutsch Mark and the Euro. As a result, the Company bears the risk of exchange rate gains and losses that may result in the future as a result of this financing structure.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on the Company's debt. A majority of the Company's credit facilities are at variable rates.


                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
-------------------------

In September 1999, the Company was served with a complaint in an action brought in the Supreme Court of the State of New York, New York County, by DLLC and Direct Corp., LLC ("Direct"), as plaintiffs. The complaint alleges that the Company and DLLC entered into a joint venture for the purpose of producing and selling apparel products. The complaint further alleges that the Company breached its obligations under the joint venture. The complaint seeks monetary damages of $50,000,000, plus interest and further seeks permanent injunctive relief. The Company has submitted its Answer to the Complaint, which generally denies the principal allegations therein, denies any liability to the plaintiffs and alleges a number of affirmative defenses to the claims made by the plaintiffs. No discovery has taken place in the action to date. The Company believes that it has valid defenses to the claims set forth in the plaintiff's complaint and intends to vigorously defend against these claims. A subsidiary of the Company has commenced a separate action against the plaintiffs in the Superior Court of the State of California, Los Angeles County, seeking damages of $623,138.90 for goods sold and delivered to the plaintiffs.

Item 2.  Changes in Securities.  None.
         ----------------------

Item 3.  Defaults Upon Senior Securities.  None.
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ----------------------------------------------------

Item 5.  Other Information.  None.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ----------------------------------

Exhibit 27 Financial Data Summary

(a) Exhibits: Reference is made to the Index to Exhibits on page 16 for a description of the exhibits filed as part of this Report on Form 10-Q.

(b) Reports on Form 8-K: Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TARRANT APPAREL GROUP

Date: November 14, 2000        By: /s/ Scott Briskie
                                   ---------------------

                                   Scott Briskie
                                   Vice President-Finance and
                                   Chief Financial Officer

                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)