Form 10-K405
period 2000-12-31
TARRANT APPAREL GROUP
filed 2001-04-02
CIK 944948

     As filed with the Securities and Exchange Commission on April 2, 2001
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 (FEE REQUIRED)

  For the fiscal year ended December 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from             to

                        Commission File Number: 0-26430

                               ----------------
                             TARRANT APPAREL GROUP
             (Exact name of registrant as specified in its charter)

                               ----------------

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

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

                               ----------------
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $63,329,260 based upon the closing price of the Common Stock on that date.

   Number of shares of Common Stock of the Registrant outstanding as of March 1, 2001: 15,832,315.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

General

   This 2000 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the ability to implement the Company's vertical integration strategy, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, general economic conditions and other risks and uncertainties that may be detailed herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Tarrant Apparel Group (the "Company"), a leading provider of private label casual apparel, serves specialty retail, mass merchandise, and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and customer base to service over 20 customers during 2000. The Company's current products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. See "--Products" and "--Customers."

   The Company has achieved a compound annual growth rate in net sales of approximately 19% from $205 million in 1995 to $395 million in 1999. In 2000, the Company's net sales remained flat. Historically, pre-tax income increased approximately 25% on a compound annual basis, from $8.3 million in 1995 to $20.3 million in 1999. In 2000, the Company experienced a pre-tax loss of $4.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition of Results of Operations."

   The Company has geographically diversified its worldwide sourcing operations. Commencing in the second quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico was approximately $200 million in 2000. The Company expects that the costs and inefficiencies that are occurring as a result of this strategy will, over time, be offset by the benefits of lower cost production and better quality control over its products.

   On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V. which is majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for production during 2000. The facility contains 98,702 square feet and eight sewing lines consisting of up to 840 sewing machines, which can generate a maximum capacity of six million units per year.

   The Company paid $11 million for this operating facility. This entire amount had been paid through construction progress advances except for approximately $2 million as of December 31, 2000. The assets acquired include, land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three. Grupo Famian and Ajalpan are owned by the Company, and the Company has an exclusive contract with the third, Manufactures Cheja. See "--Acquisitions--Vertical Integration."

   On June 28, 2000, the Company signed an exclusive production agreement which extends through March 2002 with Manufactures Cheja ("Cheja"). The agreement provides the Company with 100% of Cheja's production capacity of nine million garments per year. See "--Acquisitions--Vertical Integration."

   On April 12, 2000, the Company formed a new company, Jane Doe International, LLC ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of the Company, and 49% by Needletex, Inc. In connection with this transaction, the Company guaranteed certain indebtedness of Needletex, Inc. The Jane Doe collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States. As of December 31, 2000, the entire minority investment of $1.2 million has been offset by losses of JDI. Since the minority partner has no additional funding requirements, any future losses will be recorded entirely by the Company unless the minority partner funds its share of the losses. During 2000, the Company incurred an operating loss of $2.6 million as a result of this operation. The Company is currently reviewing its options with JDI to eliminate the ongoing operating expenses. See "--Acquisitions-- General."

   On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V., and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operated seven apparel production facilities in and near Tehuacan, Mexico which had the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. During 2000, the Company invested approximately $6 million to increase the capacity of Grupo Famian by adding one new sewing facility. After the addition of this facility, sewing capacity has been increased to 240,000 units per week while cutting, laundry and finishing capacity has been increased to 180,000 units per week. See "--Acquisitions-- Vertical Integration."

   On April 18, 1999, the Company acquired certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). The purchase price consisted of $22.0 million paid in cash on May 7, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock issued on May 24, 1999 valued at $45.3 million. See "--Acquisitions--Vertical Integration."

   On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs, produces and sells private label and "CHAZZZ" branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears, Goodys, K-Mart and Mervyns. See "--Acquisitions--General."

   On December 2, 1998, the Company contracted to acquire a turnkey facility being constructed near Puebla, Mexico by an affiliate of the seller of the denim mill described above. On October 16, 2000, the Company revised its agreement regarding the turnkey facility to extend its option to purchase the facility from March 30, 2001 to September 30, 2002. The twill mill portion of the facility will be operated by the seller of the denim mill described above. The Company began operating the garment processing center and distribution facilities of this facility in the fourth quarter of 1999. See "Item 1. Business--Acquisitions--Vertical Integration."

   Prior to April 1999, the Company had no previous history of owning and operating either fabric production facilities or garment processing facilities and had outsourced these functions to third parties in the past.

IT Initiative

   In order to improve control, communication, and maximize the use of available technologies to support its vertical integration strategy , the Company began a comprehensive information technology initiative during the fourth quarter of 1999. This initiative consists of four phases.

   The first phase, which was completed during fiscal 2000, involved a company-wide hardware and operating system upgrade. During this phase, the Company installed AS400 computers in both Hong Kong and the U.S., implemented a wide area network through its own frame relay, installed radio frequency towers in

Mexico, installed T-1 lines between the U.S. and all its Mexican operations, upgraded its network servers, migrated its operating system to Microsoft Windows 2000 complete with data security firewalls and instituted data back-up procedures and uninterruptible power supplies. With the completion of this phase, the Company's internal communications have been greatly enhanced and the security and availability of information have greatly improved.

   The second phase required the enhancement of software developed by the Company for tracking its Hong Kong production. By the end of 2000, this application served as a fully integrated customer order entry, tracking, billing and inventory system which tied directly into the Hong Kong accounting software allowing the Company's Hong Kong operation to better serve its customers both internally and externally.

   Phase three, to be completed in 2001, will standardize the Company's accounting software. A new accounting package was installed in the U.S. during 2000 with plans to roll it out to Mexico in 2001. This phase should provide the Company more detailed and timely access to the data generated by its daily operations and should improve the cycle times for period closing.

   The fourth and final phase of this initiative is scheduled to be completed during 2001. It will require the Company to install a complete computerized production system integrating its U.S. and Mexico operations under one system and allowing data to flow seamlessly between all facilities in the U.S. and Mexico as well as into the accounting system installed in phase three. Included in this phase will be the ability to barcode inventory for better tracking and control, improved production planning and control, order entry (including EDI), work-in-process control and billing. This final phase is aimed at improving profit margins on internally manufactured goods through better planning and control. During 2000, the Company had completed barcoding its fabric and finished goods inventory.

   This is a costly and aggressive undertaking. Any delay in implementation will have a negative impact on operating efficiency. There are no assurances given as to when this project will be completed or to the benefits that the Company will receive as a result. See Item 7.--"Factors That May Affect Future Results."

Business Strategy

   Management believes that the following trends currently are impacting apparel retailing and manufacturing:

  . The increasing acceptance of casual apparel in the workplace and emphasis on a casual, active lifestyle has increased the demand for casual, moderately-priced, private label products.

  . Consolidation among apparel retailers has increased their ability to demand value-added services from apparel manufacturers, including fashion expertise, rapid sourcing, just-in-time delivery, EDI and favorable pricing.

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

  . The Caribbean Basin Initiative ("CBI"), which began during 2000, has reduced many trade barriers that previously limited apparel production in the Caribbean. Because of competitive labor costs and shorter transportation distances, the Caribbean represents a cost efficient and timely alternative for certain types of apparel production.

  . The current fashion cycle has increased the demand for apparel manufacturers who have demonstrated their ability to rapidly identify changes in fashion trends.

   The Company's strategy to take advantage of these trends and to become a principal value-added supplier of casual, moderately-priced, private label apparel includes the following key elements:

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

  . The Company seeks to develop an in-depth understanding of the fashion and pricing strategies of its customers and to support those strategies with its design expertise, sample-making capability and ability to assist customers in market-testing designs by the rapid production of small "test order" quantities of products.

  . The Company has vertically integrated its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that this strategy will increase its production capacity, increase its control over the production process, improve quality control, lower costs and shorten lead times.

  . Because of the CBI, the Company believes there will be production opportunities in the Caribbean, which it is in a position to benefit from.

  . The Company's size, access to public capital and, from time to time, ability to use its stock as currency in acquisitions provides the Company flexibility not afforded to other, smaller private label manufacturers.

   The Company believes that by employing these strategies it can attract new customers and increase sales to existing customers.

Acquisitions--General

 Jane Doe

   On April 12, 2000, the Company formed a new company Jane Doe International, LLC ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of the Company, and 49% by Needletex, Inc. The purchase price was $1.2 million in cash plus approximately $600,000 representing Needletex's actual costs associated with the work-in-progress and inventory acquired to fill current season customer orders and certain employee costs associated with fulfilling such orders. In addition the Company guaranteed certain indebtedness of Needletex, Inc. of which $1.2 million was outstanding as of December 31, 2000. The collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States. As of December 31, 2000, the entire minority investment of $1.2 million has been offset by losses of JDI. Since the minority partner has no additional funding requirements, any future losses will be recorded entirely by the Company unless the minority partner funds its share of the losses. During 2000, the Company suffered an operating loss of $2.6 million as a result of this operation. The Company is currently reviewing its option with JDI to eliminate the additional ongoing operating expenses.

 C M G (Chazzz)

   On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs, produces and sells private label and "CHAZZZ"(R) branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears and

Mervyns. The purchase price consisted of (i) $4,275,000 and an amount equal to the seller's cost of the inventory purchased, payable in cash on closing, (ii) a $2,500,000 non-interest bearing promissory note payable in three equal annual installments on the first three anniversary dates of the closing convertible into 62,550 shares of Common Stock of the Company, (iii) $500,000 payable in two equal installments of $250,000 on the second and third anniversary dates of closing, and (iv) $1,500,000 payable in three equal installments of $500,000 on the first three anniversary dates of closing provided the CMG Division meets specified net sales and pretax income requirements. The purchase price paid on closing was financed by the Company from its cash flow from operations. In February 2000, the payment terms of this transaction were amended to eliminate the conversion option of the $2,500,000 non-interest bearing promissory note into 62,550 shares of the Company's stock. In addition, the payment terms in items (iii) and (iv) above have been modified. One hundred and fifty thousand dollars of the $250,000, which was due on the second anniversary of closing, was paid in $10,000 monthly payments between September 1999 and November 2000. The balance of this installment as well as the second $250,000 installment will be paid on the original payment dates. The first $500,000 installment of the $1,500,000 was paid in two installments of $250,000 in October and November 1999. The second installment was paid in $50,000 increments between January and October 2000. Payment of the final installment will remain unchanged. Payments towards the $1,500,000 are subject to meeting specified net sales and pretax income requirements. Advances paid prior to achieving these targets will be paid back to the Company in the event the targets are not achieved. This transaction has been accounted for as a purchase, and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The operations of CMG have been included with those of the Company commencing on March 23, 1999.

   The Company has entered into an employment agreement with Charles Ghailian, the sole shareholder of CMG, under which he is employed as President--Chazzz Division of the Company for a term commencing on March 23, 1999 and ending on March 31, 2002, and will be paid an annual base salary of $480,000. In 2000, Mr. Ghailian agreed to a voluntary 20% reduction in salary to $384,000 for that year. In the event the Company terminates his employment without cause, Mr. Ghailian shall be entitled to receive a lump sum payment of $480,000. In addition, Mr. Ghailian has agreed not to compete with the Company during the two years following the termination of his employment for any reason.

 Rocky

   On July 2, 1998, the Company purchased the partnership interests of Rocky Apparel, L.P., a Delaware limited partnership ("Rocky"). Rocky initially operated manufacturing facilities in Mississippi. During 1999, as part of the Company's consolidation effort to improve efficiencies, the Company discontinued operations at its Mississippi manufacturing facilities and moved this production to its Mexico based plants. The purchase price consisted of $7.4 million in cash and 81,000 shares of the Common Stock of the Company, valued at $1.4 million, paid on closing. The shares are subject to an escrow agreement that releases 1/3 of the shares on each of the first three anniversary dates of this transaction. In July 2000, the Company granted Mr. Zeituni, one of the sellers, the right to require the Company to purchase these shares at $18.54 per share. The Company was granted a security interest in the 81,000 shares to secure the performance of obligations under the purchase agreement, including, without limitation, the indemnification obligations. This transaction has been accounted for as a purchase, and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over 15 years. The operations of Rocky have been included with those of the Company commencing on July 1, 1998.

   Rocky designs, develops and contracts for the manufacture of men's, women's and children's denim apparel, for Abercrombie & Fitch, and several major international brands.

   In connection with this acquisition, Rocky extended the term of an existing employment agreement with Gabriel Zeitouni, the President and a former principal owner of Rocky. Under this employment agreement, Mr. Zeitouni will continue to be employed as the President of Rocky for a term ending on December 31, 2002, unless extended by the mutual agreement of the Company and Mr. Zeitouni, will be paid a base salary which increases from $350,000 for 1998 to $450,000 for 2002 and will receive cash bonuses based upon certain performance criteria. In 2000, Mr. Zeitouni agreed to a voluntary 20% reduction in salary to $360,000 for that year. Pursuant to the employment agreement, Mr. Zeitouni was awarded a stock option for 75,000 shares of the Company's Common Stock, which vests periodically through December 31, 2002 subject to certain performance criteria. In the event the Company terminates his employment without cause, Mr. Zeitouni shall be entitled to receive (i) a lump sum payment equal to his base salary for the shorter of the balance of the term or two years and (ii) accrued bonus, if any, through the date of termination. In the event the Company terminates Mr. Zeitouni's employment with cause, the Company is obligated to pay the compensation required by the agreement only through the date of termination. In addition, Mr. Zeitouni has agreed not to compete with the Company during the two years following the termination of his employment for cause.

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

   MGI International Limited and MGI USA (collectively, "MGI") each designs, develops and contracts for the manufacture of men's apparel, including knit and woven tops, shirts and outerwear (including jackets), for national chain department stores, including J.C. Penney and Goody's. The purchase price was financed by the Company from its cash flow from operations. This transaction has been accounted for as a purchase and the purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired is being amortized over five years. The operations of MGI have been included with those of the Company commencing on February 23, 1998. During 1999, management of operations for the MGI division was consolidated with Chazzz.

Acquisitions--Vertical Integration

   In 1997, the Company commenced the vertical integration of its business in Mexico. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. The Company believes that vertical integration should reduce product cost, allow the Company to better control production variances and make the Company more competitive in today's business environment. Prior to 1999, the Company had no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "--Factors That May Affect Future Results" and "--IT Initiative".

 Acquisition of Ajalpan

   On March 29, 2000, the Company completed the acquisition of a sewing facility located in Ajalpan Mexico from Confecciones Jamil, S.A. de C.V, which is majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for production during 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year.

   The Company paid $11 million for this operating facility. This entire amount had been paid through construction progress advances except for approximately $2 million as of December 31, 2000. The assets acquired include, land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three. Grupo Famian and Ajalpan are owned by the Company, and the Company has an exclusive contract with the third, Manufactures Cheja.

 Exclusive Production Agreement

   On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja ("Cheja") through March 2002. The agreement provides the Company with 100% of Cheja's production capacity of nine million garments per year.

 Acquisition of Production Facilities

   On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operated seven apparel production facilities in and near Tehuacan, Mexico which had the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. The purchase price consisted of (i) $1,000,000 cash paid at closing, (ii) a $3,000,000 non-interest bearing promissory note paid in three installments of $1,000,000 each on August 31, September 30 and October 29, 1999 and (iii) $8,000,000 payable in installments of $833,000, $3,000,000, $1,667,000, $1,667,000 and $883,000 on each of March
31, 2000, August 31, 2000, March 31, 2001, March 31, 2002 and September 30,
2002 provided, except with respect to the payment due August 31, 2000, that the Grupo Famian subsidiary meets specified pretax income requirements. The purchase price paid on closing was financed by the Company under its existing bank credit facilities. The former shareholders of Grupo Famian were granted a security interest in the shares of Grupo Famian which was released following the October 29, 1999 payment. This transaction has been accounted for as a purchase, and the purchase price was allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired will be amortized over 15 years. The operations of Grupo Famian are included with those of the Company commencing on August 1, 1999.

   During 2000, the Company invested approximately $6 million to increase the capacity of Grupo Famian by adding one new sewing facility consisting of approximately 46,000 square feet and 6 sewing lines. After the addition of this facility, total sewing capacity has been increased to 240,000 units per week. In addition cutting, laundry, and finishing capacity was increased to 180,000 units per week. The Company is continuing to expand this operation to be a balanced full package producer.

 Acquisition of Denim Mill

   On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). The purchase price consisted of $22.0 million in cash paid on May 7, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock issued on May 24, 1999 valued at $45.3 million. The Shares are distributed to the sellers in three equal installments on April 1, 2000, 2001 and 2002; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and (ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the Shares. The Company has also assumed the obligations of the sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs (including, but not limited to, salaries and benefits) arising before the closing date or as a result of this acquisition.

   The Company has entered into a three-year employment agreement with Mr. Nacif, the principal shareholder of the sellers, pursuant to which Mr. Nacif shall be entitled to receive (i) an annual base salary of $1 million, subject to such periodic increases, if any, as the Company may deem to be appropriate,
(ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and (iv) the right (the "Option") for ten years to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $25 per share. The Option will vest in three equal installments on April 1, 2000, 2001 and 2002 and will terminate upon the termination of Mr. Nacif's employment by the Company; provided, however, that (i) the vesting of any installment shall be deferred to the date ten business days before the stated expiration date in the event the operating income of the Company's Mexican operations does not reach certain levels, and (ii) if such termination of employment results from Mr. Nacif's death or permanent disability, any vested portion shall terminate on the earlier of the stated expiration date or the first anniversary of such termination of employment. In the event the Company terminates Mr. Nacif's employment without cause (as defined) the Company shall remain obligated to pay Mr. Nacif an amount equal to his base salary for the remainder of the stated term. In the event Mr. Nacif's employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to Mr. Nacif, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination. As of January 1, 2000, the Company and Mr. Nacif amended the annual base salary portion of Mr. Nacif's employment agreement referred to above. Mr. Nacif's annual salary has been reduced from $1 million to $250,000 starting in 2000.

 Acquisition of Twill Mill and Garment Processing Facility

   On December 2, 1998, the Company contracted with an affiliate of Mr. Nacif, the seller of the denim mill described above, for the construction of a turnkey facility near Puebla, Mexico for the production of twill fabric. The facility will also house ancillary facilities. Initially, the purchase price of the facility was to be the sum of (i) the cost of construction and equipment installed, which cost will not include operating expenses, estimated to be approximately $70 million, and (ii) a promissory note of the Company (the "Note") in the principal amount of $28 million.

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

   During the fourth quarter of 1999 the Company began using a portion of this facility to wash, finish and pack. Construction of the facility was completed during fiscal 2000. On October 16, 2000, the Company revised its agreement regarding the turnkey facility (i) to extend its option to purchase the facility until September 30, 2002 and (ii) to provide that the purchase price shall be the fair market value of the turnkey facility. The twill mill portion of the facility will be operated by the former owner of the denim mill described above. The Company, began operating the garment processing center and distribution facilities of this facility in the fourth quarter of 1999. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right of all production capacity of the twill mill. Concurrently with this amendment, the Company (i) sold for $33,820,279 certain denim manufacturing equipment and other personal property purchased by the Company for use in the facility, (ii) sold for $1,412,225 certain cotton, work-in-progress and twill and denim manufactured in the pre-production testing of the facility, and (iii) leased through September 30, 2002, to the affiliate of the seller of the twill mill described above, certain denim manufacturing equipment purchased by the Company for use at the facility has also sold or leased certain assets associated with the facility. The purchase price for such assets, together with approximately $12.5 million previously advanced by the Company to the developer of the facility, is represented by a promissory note of approximately $48 million payable over five years at eight and one-half percent with the remaining balance due October 5, 2005 on a ten year amortization. The equipment sold and 1,724,000 shares of the Common Stock of the Company have been pledged as collateral for this note. See the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2000.

Products

   While women's jeans have historically been, and continue to be, the Company's principal product, in recent years the Company has expanded its sales of moderately-priced, women's apparel to include casual, denim and non-denim, including twill, woven tops and bottoms and has commenced the sale of men's apparel in 1998. The Company's women's apparel products currently include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $3.00 to over $25.00 per garment.

   Over the past three years, approximately 55% of net sales were derived from the sale of pants and jeans, approximately 15% from the sale of shorts and approximately 8% from the sale of shirts. The balance of net sales consisted of sales of skirts, dresses, jackets, leggings and other products.

   The Company, in the ordinary course of its business, regularly evaluates new markets and potential acquisitions and believes that numerous opportunities exist due, in part, to the adverse effect on the earnings of many apparel companies of the recent decline in retail sales, and consolidation among retailers. Such opportunities could include transactions involving acquisitions or brand affiliations. Although the Company currently is evaluating several acquisitions, there are no existing commitments with respect to any acquisition or affiliation, except as described under "Item 1. Business--Acquisitions-- General" and "--Acquisitions--Vertical Integration."

Customers

   For the year ended December 31, 2000, affiliated stores owned by The Limited, including Express, Lerner New York, Limited Stores, Structure and Lane Bryant, accounted for approximately 44.2% of the Company's net sales. In addition, in 2000 sales to Wal-Mart accounted for approximately 9.1% of net sales. No other customer accounted for more than 5.0% of the Company's net sales. In the same period, virtually all of the Company's sales were of private label apparel and several major international brands. The Company currently serves over 20 customers, which also include K-Mart, Kohl's, Mervyns, Sears, Abercrombie & Fitch, Northern Reflection and J.C. Penney. Additionally, the Company manufactures "branded" merchandise for several major designers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

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

   On October 22, 1998, Limited Direct Associates LP, an entity 100% owned by The Limited ("LDA"), acquired one million shares of the Company's Common Stock through the exercise of an option granted by Mr. Guez and Mr. Kay, the Chairman and President, respectively, of the Company, to LDA at the time of the Company's initial public offering. The option granted LDA the right to purchase 10% of the total shares of Common Stock outstanding at the time of the initial public offering, or 1,299,998 shares, at a price of $3.60 per share (as adjusted for a two-for-one stock split effective May 8, 1998). The transaction was done on a cashless basis, whereby Mr. Guez and Mr. Kay transferred ownership of one million shares to LDA and, in lieu of receiving cash, Mr. Guez and Mr. Kay retained ownership of the remaining 299,998 shares. The one million shares were subject to a lockup provision, which expired October 9, 1999.

   The Company does not have long-term contracts with any of its customers and, therefore, there can be no assurance that any customer will continue to place orders with the Company of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

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

   Each team is responsible for all aspects of its customer's needs, including designing products, developing product samples and test items, obtaining orders, coordinating fabric choices and procurement, monitoring production and delivering finished products. In particular, the team seeks to identify prevailing fashion trends that meet its customer's retail strategies and design garments incorporating those trends. The team also works with the buyers of its customer to revise designs as necessary to better reflect the style and image that the customer wishes to project to consumers. During the production process, the team is responsible for informing the customer about the progress of the order, including any difficulties that might affect the timetable for delivery. In this way, the Company and its customer can make appropriate arrangements regarding any delay or other change in the order. The Company believes that this team approach enables its employees to develop an understanding of the customer's distinctive styles and production requirements in order to respond effectively to the customer's needs. During 2000, the Company opened an office in Bentonville, Arkansas to support this approach and better service the needs of Wal-Mart. The Company also operates a similar office in Columbus, Ohio for The Limited, which opened in 1999.

   As part of the Company's merchandising strategy, the Company produces, at its own expense, six collections a year from Hong Kong, China and Mexico embodying new designs and fabrics. The Company produces samples at its facilities in Guangdong Province, China, Hong Kong and Mexico. The facilities in China and Mexico, with 130 employees and 80 employees, respectively, currently furnish the majority of the Company's sample requirements.

   From time to time and at scheduled seasonal meetings, the Company presents its samples to the customer's buyers who determine which, if any, of those samples will be produced on a test run or a bulk scale. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores such as divisions of The Limited, may require that a product be "tested" before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables the Company's customers to identify garments that may appeal to consumers and also provides the Company with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, the Company generally receives a significant percentage of the customer's total bulk order of the tested item. In addition, as is typical in the private label business, the Company receives bulk production orders to produce merchandise designed by its competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

Sourcing

 General

   When bidding for or filling an order, the Company's international sourcing network enables it to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, the Company has manufactured its products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China and has purchased its fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, the Company has expanded its network to include suppliers and manufacturers located in a number of additional countries, including Thailand, Korea and Mexico. Most recently, Mexico, through the Company's vertical integration strategy, has become the source for a majority of its merchandise. Key elements of the Company's sourcing strategy include (i) continuing to expand its production of basic denim and twill products in Mexico through both independent contractors and the acquisition or construction of cutting, sewing and finishing facilities and (ii) acquiring or constructing denim and twill weaving mills in Mexico. The following table sets forth the percent of the Company's merchandise, on the basis of the free on board cost at the supplier's plant ("FOB Basis"), by country for the periods indicated:

                                                         1997  1998  1999  2000
                                                         ----  ----  ----  ----
   International Sourcing
     Hong Kong and China................................ 60.5% 50.4% 36.3% 30.1%
     Other(1)........................................... 13.7  10.0  12.3  11.7
   Domestic Sourcing
     United States...................................... 14.9   5.7   2.6   7.5
     Mexico and Central America......................... 10.9  33.9  48.8  50.7

- --------
(1) In 2000, such countries consisted of Thailand, Philippines, UAE/Oman, Dominican Republic, Egypt, Cambodia, Macau, Malaysia, Mongolia, Nepal, Indonesia and Korea.

 Dependence on Contract Manufacturers

   The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products. During the "Back to School" season of 2000, the Company experienced this problem when its production was dropped by one such independent contractor. To avoid this in the future, the Company has reduced its reliance on outside third party contractors through its Mexico vertical integration strategy. For a majority of 1999, the Company relied on approximately 26 independent sewing facilities in Mexico. In 2000, as a result of the Company's acquisitions and vertical integration strategy, those facilities have been replaced by three facilities. The Company owns two of these facilities (Grupo Famian and Ajalpan) and has an exclusive production agreement with the third (Cheja). All international sourcing is still manufactured by independent cutting, sewing and finishing contractors. See "--Acquisitions--Vertical Integration."

   Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the

Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, the Company's customers require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. To that end, the Company is regularly inspected by some of its major customers. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

   Except for the Company's production agreement with the operator of the twill mill near Puebla, Mexico, the Company does not have any long-term contracts with independent fabric suppliers. The loss of any of its major fabric suppliers could have a material adverse effect on the Company's financial condition and results of operations until alternative arrangements are secured. The impact of such a loss may be offset in part by the acquisition or development of fabric mills and production facilities in Mexico. See "-- Acquisitions--Vertical Integration."

 Diversified Production Network

   The Company believes that it has the ability, through its production network, to operate on production schedules with lead times as short as 45 days. Typically, the Company's specialty retail customers attempt to respond quickly to changing fashion trends and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. These retailers, including divisions of The Limited, frequently require production schedules with lead times ranging from 30 to 120 days. Although mass merchandisers, such as Wal-Mart, are beginning to operate on shorter lead times, they are occasionally able to estimate their needs as much as six months to one year in advance for "program" business--basic products that do not change in style significantly from season to season. The Company's ability to operate on production schedules with a wide range of lead times helps it to meet its customers' varying needs.

   By allocating an order among different manufacturers, the Company seeks to fill the high-volume orders of its customers, while meeting their delivery requirements. Upon receiving an order, the Company determines which of its suppliers and manufacturers (both owned and third party contractors) can best fill the order and meet the customer's price, quality and delivery requirements. The Company considers, among other things, the price charged by each manufacturer and the manufacturer's available production capacity to complete the order, as well as the availability of quota for the product from various countries and the manufacturer's ability to produce goods on a timely basis subject to the customer's quality specifications. The Company's personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that the Company stagger the delivery of products over several weeks.

 International Sourcing

   The Company conducts and monitors its international sourcing operations from its international offices. At December 31, 2000, the Company had offices in Hong Kong, China, Thailand, Korea and Mexico. The staff at these locations have extensive knowledge about and experience with sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of the Company's senior management, including local staff, visit and inspect the facilities and operations of the Company's international suppliers and manufacturers.

   Foreign manufacturing is subject to a number of risk factors, including, among other things, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas), natural disasters and cultural issues. In addition to these risk factors, the Company faces additional risks arising from the uncertainty regarding the future status of Hong Kong since resumption of Chinese sovereignty on July 1, 1997, the continuation of favorable trade relations between the U.S. and China (in particular the continuation of

China's Normal Trade Relations ("NTR") status for tariff purposes), and the continuation of economic reform programs in China which encourage private economic activity. Each of these factors could have a material adverse effect on the Company.

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

   The Company commenced manufacturing basic denim and twill products through independent contractors in Mexico in the second quarter of 1997, and is continuing to expand its use of manufacturing facilities in this region. During 1999 and 2000, the Company continued to expand its Mexico production capabilities, and acquired several Mexico manufacturing operations. The Company believes that after absorbing the high start up costs, risks and overhead associated with this process, the further diversification of its international sourcing network by increasing the use of manufacturing facilities in Mexico along with its vertical integration strategy will (i) reduce its cost of goods,
(ii) enhance the proximity of the Company's sourcing operations to the Company's customers and the Company's executive offices, thereby improving delivery times and increasing management's control, and (iii) lessen certain risks of doing business in Asia. See "-- Acquisitions--Vertical Integration."

 The Import Sourcing Process

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

   The Company often arranges, on behalf of manufacturers, for the purchase of fabric from a single supplier. The Company has the fabric shipped directly to the cutting factory and invoices the factory for the fabric. Generally, the factories pay the Company for the fabric with offsets against the price of the finished goods. For its longstanding program business, the Company may purchase, or produce fabric in advance of receiving the order, but in accordance with the customer's specifications. By procuring fabric for an entire order from one source, the Company believes that production costs per garment are reduced and customer specifications as to fabric quality and color can be better controlled.

The Manufacturing Process

   The Company, through its Mexican subsidiaries, has become a vertically integrated apparel manufacturer. It believes that vertical integration should reduce the product costs, allow the Company to better control production variances and make the Company more competitive in today's business environment. In Mexico, Tarrant owns assets and employs labor. The assets include a denim plant along with cutting, sewing, washing, finishing and warehousing facilities and equipment.

   As in the case of the products sourced from independent contractors, the manufacturing process begins with the merchandising department in the U.S. working closely with the customers and developing the product. Once the customer places an order for product, the manufacturing process begins. The Mexico and U.S.

operations share and use, via frame relay, the same computer system and communications. When an order is entered into the computer system, either electronically or manually, the Mexico operation takes over and plans and schedules production for the appropriate facility. Based on the production schedule, fabric is acquired from either the Company's denim plant, the twill plant which is owned by a related party, or an outside third party. The fabric is then cut using computerized as well as manual methods. The cutwork is then transferred to the sewing facility where it is sewn into garments. Once sewn, the Company's state of the art washing facilities can perform the complex fashion washing techniques prevalent in today's denim market. The finishing facility trims and packs the garments for delivery to customers and, finally, the finished garments are shipped to the customer by truck.

Distribution

   Based on the Company's world wide sourcing capability and in order to properly fulfill orders, the Company has tailored its distribution system to meet the needs of the customer. Some customers, like Sears and Mervyns, use Electronic Data Interchange ("EDI") to send orders and receive merchandise and invoices. The EDI distribution function has been centralized in the Company's Los Angeles warehouse facility in order to expedite and control the flow of merchandise and electronic information, and insure the special requirements of its EDI customers are met. In addition, this facility is used to ship U.S. produced merchandise to all customers.

   For Mexico sourced non-EDI orders, the Company ships direct from the production and warehousing facilities to the customer via independent trucking services. Laredo, Texas is the port of entry and customs clearance for merchandise shipped to Mid West and East Coast customer distribution facilities. El Paso, Texas is used for West Coast distribution. Since these points of entry are no more than two days by truck to anywhere in the United States, the Company gains a competitive advantage for its goods produced in Mexico by shortening the necessary order lead times for its customers.

   For orders sourced outside the United States and Mexico, the merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the United States. For customers having West Coast and Mid West distribution centers, the merchandise is brought into the port of Los Angeles. After customs clearance, the merchandise is shipped by truck to either the Los Angeles warehouse facility or an independent bonded warehouse in Ohio. Proximity to the customer's distribution center is key to customer support. For merchandise produced in the Middle East and destined for an East Coast customer distribution center, the port of entry is New York. After customs clearance, the merchandise is trucked to an independent public warehouse in New Jersey. The independent warehouses are instructed in writing by the Los Angeles office when to ship the merchandise to the customer.

Backlog

   At February 26, 2001, the Company had unfilled customer orders of approximately $140 million as compared to approximately $142 million at February 23, 2000. The Company believes that all of its backlog of orders as of February 26, 2001 will be filled within the current fiscal year. Backlog is based on the Company's estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product which, in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. The Company's experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from its backlog.

Import Restrictions

 Quotas

   The Company imported approximately 93% of its products (on an FOB Basis) in 2000, including approximately 51% imported from Mexico. In the case of Mexico, imports are subject to special rules under the North American Free Trade Agreement ("NAFTA"), which limits certain types of apparel imports into the United States from Mexico, but not the same extent that imports are restricted from countries subject to bilateral textile agreements. Most of the remaining products imported by the Company were manufactured in a foreign jurisdiction (e.g., Hong Kong and China) with which the U.S. has entered into a bilateral textile agreement that, among other restrictions, imposes specific quantitative restraints, or "quotas," on the amounts of various categories of textiles and apparel that can be imported into the U.S. from that foreign jurisdiction during a particular quota year. These bilateral textile agreements also include provisions which allow the U.S. to impose quotas on categories of textiles and apparel not previously under quota or to "charge" (i.e., impose deductions upon) the quotas for origin-related violations. Accordingly, the Company's operations are subject to the restrictions imposed by these bilateral agreements.

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

   China is a signatory to the MFA, but was not a member of GATT and, therefore, was not a party to the Uruguay Round Agreement. China has not been admitted as a member of the WTO, although it is in the process of trying to negotiate its accession to the WTO at this time. Because China is not a member of the WTO, its exports of textiles and apparel to the U.S. are not covered by the ATC. Accordingly, the U.S. continues to control imports of textiles and apparel from China under the existing bilateral agreement between the U.S. and China. On January 17, 1994, the U.S. and China signed a three-year agreement which set the 1994 textile and apparel quotas from China at their 1993 levels and increased the quota by 1.0% for each of 1995 and 1996. A new agreement, to replace the expiring 1994 Agreement, was signed in February 1997, covering the period January 1, 1997 to December 31, 2000. This agreement, which has been extended for a one year period by a Memorandum of Understanding negotiated between the two governments, continues to permit some growth in most quota categories.

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

   In 2000, products imported using Hong Kong quota accounted for approximately 30% of the Company's net sales (on an FOB Basis). Under the U.S. and Hong Kong rules of origin currently in effect, the Company conducts certain, non-origin conferring manufacturing operations in China for a significant portion of the products it imports using Hong Kong quota. As part of the URAA, the U.S. implemented new rules of origin which become effective on July 1, 1996. These new rules of origin had little actual impact on the country of origin of the merchandise imported by the Company.

 Duties and Tariffs

   Merchandise imported by the Company into the U.S. is subject to rates of duty established by U.S. statute. In general, these rates vary, depending on the type of product, from 1.4% to 32.8% of the appraised value of the product. In addition to duties, in the ordinary course of its business, the Company, from time to time, may become subject to claims by the U.S. Customs Service for penalties, liquidated damages claims and other charges relating to import activities. Similarly, from time to time, the Company may be entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

   Products imported from China into the U.S. currently receive the same preferential tariff treatment accorded goods from countries granted NTR status. On October 10, 2000, a law was signed into law legislation granting China Permanent Normal Trade Relations (PNTR) with the Untied States contingent on China's timely accession to the WTO. While China has completed nearly all required bilateral and multilateral agreements for WTO acceptance, Chinese officials stated in February 2001 that internal reforms may not be in place by the target accession date of October 2001. China's non-accession may force another NTR renewal vote in Congress later this year, a move that could prove politically detrimental. Stipulations over human rights practices, weapons proliferation, unfair trade practices, and failure to protect U.S. intellectual property rights had fueled contentious battles over China's annual NTR renewal prior to last year's legislation. Nevertheless, as in the past, it is anticipated that China will maintain its NTR status, absent a significant deterioration in U.S.--China relations. Termination of NTR status would result in substantially higher duties on Chinese goods entering the U.S. Higher duties would adversely affect the cost and supply of the Company's imports from China. The Company's continued ability to source products from foreign jurisdictions may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, changes in trade policy, significant decreases in import quotas, embargoes, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

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

Employees

   At December 31, 2000, the Company had approximately 300 full-time employees in the United States, 7,248 in Mexico (which includes all manufacturing labor to produce fabric, and cut, sew, trim, wash and pack finished garments), 157 in Hong Kong, 148 in China, six in Thailand and four in Korea. The Company considers its relations with its employees to be good.

Item 2. PROPERTIES

   The Company currently conducts its operations from 26 facilities, 24 of which are leased. The Company's executive offices are located at 3151 East Washington Boulevard, Los Angeles, California 90023. The Company leases this facility for an annual rent of approximately $600,000 from a California corporation which is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase on January 1, 2002 based on the Consumer Price Index. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, terminates in December 2003 subject to a renewal option for five additional years. The Company also leases 146,000 square feet of warehouse space in South Gate, California for an annual rent of $160,000 from an unrelated third party. In Bentonville, Arkansas the Company opened an administrative office during 2000 to handle business related to Wal-Mart. This facility is leased until 2002 for approximately 2,000 square feet at an annual rental of approximately $32,000. In Columbus, Ohio the Company opened an administrative office during 1999 to handle business related to The Limited. This facility is leased until 2004, for approximately 6,000 square feet at an annual rental of approximately $75,000. The Company leases approximately 36,000 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, expires in June 2004. The Company leases approximately 50,000 square feet, which it uses to operate its sample-making facility in Giang Dong Province, China. The lease for this facility terminates in 2004 and the annual rent is $60,000. The Company also leases office space in Bangkok, Thailand and Seoul, Korea to house the small staff it maintains in these nations. The Company also owns two facilities in Ruleville, Mississippi and a lease in Greenwood, Mississippi with a aggregate of 150,000 square feet. The annual rent is $6,400 and the lease expires during the year 2001. The Company also leases one location in New York City for showroom and sales operations. The square footage of this location is approximately 9,000 with an annual base rent of approximately $350,000. This lease expires in 2010. Through its subsidiary, Grupo Famian, the Company leases seven sewing and washing plants in and around Tehuacan, Mexico from the former owners of Grupo Famian. These leases terminate in nine years and have a combined annual rental of $314,000. During 2000, the Company closed a facility in Greenwood, Mississippi and an office in Tehuacan, Mexico and recorded a write-off of leasehold improvements of approximately $340,000. See "Note 8 to Notes to Consolidated Financial Statements" for additional information with respect to these facilities.

   On April 18, 1999, the Company acquired a 250,000 square foot denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. In addition, on December 2, 1998, the Company contracted to acquire a 1,500,000 square foot turn-key facility being constructed near Puebla, Mexico, which is ultimately expected to have an annual capacity of approximately 18 million meters of twill, and house ancillary garment production facilities to cut, launder, finish and ship finished garments. On October 16, 2000, the Company revised its agreement to acquire this facility and now leases approximately 75% of the facility at an annual rent of $600,000. See "Item 1. Business-- Acquisitions--Vertical Integration."

   The Company believes that all of its existing facilities are well maintained, in good operating condition and adequate to meet its current and foreseeable needs.

Item 3. LEGAL PROCEEDINGS

   On October 2, 1999, summons were issued by the Hong Kong Special Administrative Region Magistrate's Court to Tarrant Company Limited ("TCL"), a wholly owned Hong Kong subsidiary of the Company. The summons allege that TCL exported apparel to the United States which it claimed was of Hong Kong origin, using Hong Kong export licenses, when the goods were not of Hong Kong origin, in violation of Hong Kong's Import and Export Ordinance. TCL believes that any violations of Hong Kong law resulted from actions of its non-related suppliers, and that the Company had no knowledge or control of these actions. During 2000, the Company successfully defended against this action and won a court decision in Hong Kong in its favor.

   In September 1999, the Company was served with a complaint in an action brought in the Supreme Court of the State of New York, New York County, by DLLC and Direct Corp., LLC ("Direct"), as plaintiffs. The complaint alleges that the Company and DLLC entered into a joint venture for the purpose of producing and selling apparel products. The complaint further alleges that the Company breached its obligations under the joint venture. The complaint seeks monetary damages of $50,000,000, plus interest and further seeks permanent injunctive relief. The Company has submitted its Answer to the Complaint which generally denies the principal allegations therein, denies any liability to the plaintiffs and alleges a number of affirmative defenses to the claims made by plaintiffs. No discovery has taken place in the action to date. The Company believes that it has valid defenses to the claims set forth in the plaintiff's complaint and intends to vigorously defend against said claims. A subsidiary of the Company has commenced a separate action against the plaintiffs in the Superior Court of the State of California, Los Angeles County, seeking damages of $623,000 for goods sold and delivered to plaintiffs.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2000.

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

                                                                    Low    High
                                                                  ------- ------
     1999
     First Quarter............................................... $34.750 45.875
     Second Quarter..............................................  21.000 48.625
     Third Quarter...............................................   9.750 26.750
     Fourth Quarter..............................................   8.969 14.875

     2000
     First Quarter...............................................   5.875 10.250
     Second Quarter..............................................   6.250  9.125
     Third Quarter...............................................   5.375  8.875
     Fourth Quarter..............................................   2.063  7.500

     2001
     First Quarter (through February 28).........................   3.063  6.000

   On March 1, 2001, the last reported sale price of the Company's Common Stock as reported on NASDAQ was $4.000. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 1, 2001, there were 24 shareholders of record of the Company. However, proxy data indicates that there are over 1,500 beneficial owners of shares of the Common Stock.

Dividend Policy

   The Company intends to retain future earnings for use in its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, the Company's credit agreement prohibits the payment of dividends during the term of the agreement. See "Note 6 to Notes to Consolidated Financial Statements."

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

                                        Year Ended December 31,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
                               (In thousands, except share and per share
                                                 data)
Income Statement Data:
Net sales...................  $229,861  $260,092  $378,155  $395,341  $395,169
Cost of sales...............   192,288   220,996   307,077   329,131   332,333
                              --------  --------  --------  --------  --------
  Gross profit..............    37,573    39,097    71,078    66,210    62,836
Selling and distribution
 expenses...................     7,124     8,499    11,274    13,692    17,580
General and administrative
 expenses...................    13,990    13,518    19,896    25,259    40,327
Amortization of
 intangibles(1).............       --        --      1,337     2,312     2,840
                              --------  --------  --------  --------  --------
  Income from operations....    16,459    17,080    38,571    24,947     2,089
Interest expense............    (1,865)   (1,471)   (2,423)   (5,771)   (9,640)
Interest income.............       337       171       360       396     1,295
Minority interest...........       --        --        --        --      1,313
Other income(expense)(2)....      (302)      242       568       748       947
                              --------  --------  --------  --------  --------
Income before provision for
 income taxes...............    14,629    16,022    37,076    20,320    (3,996)
Provision for income taxes..    (4,627)   (5,235)  (12,410)   (7,439)    1,478
                              --------  --------  --------  --------  --------
Net income (loss)...........  $ 10,002  $ 10,787  $ 24,666  $ 12,881  $ (2,518)
                              ========  ========  ========  ========  ========
Net income (loss) per common
 share
  Basic.....................  $   0.77  $   0.82  $   1.82  $   0.85  $  (0.16)
  Diluted...................  $   0.76  $   0.80  $   1.71  $   0.79  $  (0.16)
Weighted average shares
 outstanding
  Basic.....................    13,016    13,175    13,520    15,200    15,815
  Diluted...................    13,096    13,567    14,417    16,314    15,815

                                                As of December 31,
                                    ------------------------------------------
                                     1996    1997     1998     1999     2000
                                    ------- ------- -------- -------- --------
                                                  (In thousands)
Balance Sheet Data:
Working capital.................... $34,029 $45,304 $ 57,082 $ 25,196 $ 33,333
Total assets.......................  63,420  71,861  153,891  295,042  313,469
Bank borrowings and long-term
 obligations.......................   6,810   4,288   36,694   99,072  114,439
Shareholders' equity...............  36,953  48,335   79,210  139,403  135,866

- --------
(1) See "Item 1. Business--Acquisitions."
(2) Major components of Other income(expense) (as presented above) include fees paid by affiliate entities for management and administrative services provided by the Company, royalty income, and foreign currency gains or losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

   The Company serves specialty retail, mass merchandise national department stores and internationally recognized brands by designing, merchandising, contracting for the manufacture of, manufacturing directly, and selling casual, moderately-priced apparel for women, men and children. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, as well as Abercrombie & Fitch, J.C. Penney, K-Mart, Kohls, Mervyns, Sears, and Wal-Mart. The Company's products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

   The Company has achieved a compound annual growth rate in net sales of approximately 19% from $205 million in 1995 to $395 million in 1999. In 2000, the Company's net sales remained flat. Pre-tax income rose approximately 25% on a compound annual basis, from $8.3 million in 1995 to $20.3 million in 1999. In 2000, the Company experienced a pre-tax loss of $4.0 million.

   The Company has geographically diversified its sourcing operations. Commencing in the third quarter of 1997, the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for its increasing sales of basic garments. The gross sales of products sourced in Mexico were approximately $200 million in both 1999 and 2000. The Company has also vertically integrated its business through the development and acquisition of fabric and production capacity in Mexico. The Company believes that these strategies will create a more diversified sourcing base, increase the Company's access to emerging providers of low cost production, enhance the proximity of the Company's sourcing base to the Company's customers and lessen certain risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions).

   On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan Mexico from Confecciones Jamil, S.A. de C.V. which is majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for production during 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year.

   The Company paid $11 million for this facility. This entire amount had been paid through construction progress advances except for approximately $2 million as of December 31, 2000. The assets purchased include, land, buildings and all equipment, in addition to a trained labor force of about 2,000 employees in place. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three. Grupo Famian and Ajalpan are owned by the Company, and the Company has an exclusive contract with the third, Manufactures Cheja. See "Item 1. Business--Acquisition--Vertical Integration."

   On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja through March 2002. The agreement provides the Company with 100% of Cheja's production capacity of nine million garments per year.

   On April 12, 2000, the Company formed a new company Jane Doe International, LLC ("JDI") to purchase the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of the Company, and 49% by Needletex, Inc. In connection with this transaction, the Company guaranteed certain indebtedness of Needletex, Inc. As of December 31, 2000, the entire minority investment of $1.2 million has been offset by losses of JDI. Since the minority partner has no additional funding requirements, any future losses will be recorded entirely by the Company unless the minority partner funds its share of the losses. During 2000, the Company incurred an operating loss of $2.6 million as a result of this operation. The Company is currently reviewing its strategy with regards to JDI, by exploring the possibility of turning JDI into a licensor of its brand to eliminate the additional operating expenses. For a description of the terms of this acquisitions; see "Item 1. Business--Acquisitions--General."

   On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian. S.A. de C.V., and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide "full package production" (i.e., cut, sew, launder, finish and pack). For a description of the terms of this acquisition, see "Item 1. Business--Acquisitions--Vertical Integration."

   On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico with an annual capacity of 18 million meters ("Jamil"). For a description of the terms of this acquisition, see "Item 1. Business--Acquisitions--Vertical Integration."

   On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs, produces and sells private label and "CHAZZZ" branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears, Goodys, K-Mart and Mervyns. For a description of the terms of this acquisition, see "Item 1. Business--Acquisitions-- General."

   On December 2, 1998, the Company contracted to acquire a turnkey facility being constructed near Puebla, Mexico by an affiliate of the seller of the denim mill described above. On October 16, 2000, the Company revised its agreement regarding the turnkey facility to extend its option to purchase the facility until September 30, 2002. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right of all production capacity of the twill mill. For a description of the amended terms of this facility development agreement, see "Item 1. Business--Acquisitions--Vertical Integration."

   While the Company continues with its traditional sourcing business predominately from the Far East, the primary focus during 2000 has been on the Mexico initiative. The Company believes there is a major competitive advantage in being a fully integrated supplier with the capability of controlling and managing the process of manufacturing from raw materials to finished garments. In order to execute the garment production operations, facilities have been acquired and developed to support anticipated capacity requirements. Computer systems are being developed and installed, which allow the Company to better track its production and inventory. New operational policies were implemented to insure operations functioned efficiently and effectively. Also, a new management team was put in place in Mexico to direct the Company's transition into a fully vertical integrated manufacturer. One of the many challenges the Company has faced is integrating systems, controls and best practices over a multi-facility, multi-functional operation. See "Item 1 IT Initiative."

   In becoming a vertically integrated manufacturer, the Company has experienced difficulties in training and developing the skilled labor base necessary to operate efficiently, and has suffered lower gross margins and higher expenses during 2000 as a result. In addition, gross margins were impacted by inventory variances and markdowns, while the SG&A expenses were higher due to overhead inefficiencies. The Company has made progress in addressing these problems, such as in reducing outside contractors from 26 to three. The Company expects to see the benefits of lower production costs as it manages the challenge of multiple production locations in Mexico.

Factors That May Affect Future Results

   This Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

   Vertical Integration. In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and

(ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. Prior to April 1999, the Company had no previous history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. The Company is also subject to the risks associated with doing business in foreign countries including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. See "Item 1. Business--Acquisitions--Vertical Integration," "--Sourcing," and "--IT Initiative."

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

   Reliance on Key Customers. Affiliated stores owned by The Limited (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately 44% and 43% of the Company's net sales in 2000 and 1999, respectively. The loss of such customers could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

   Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited, require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws and visit the Company's facilities often. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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

   Management of Growth. Since its inception, the Company has experienced periods of rapid growth. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company's management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in the Company's order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on the Company's distribution facilities. In addition, the failure to timely enhance the Company's operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company's results of operations.

   Management of Complexity. Since the beginning of its vertical integration strategy, the Company has experienced increased complexities. No assurance can be given that the Company will meet the demands on management, management information systems, inventory management, production controls, distribution systems, and financial controls given these complexities. Any disruption in the Company's order process, production or distribution may have a material effect on the Company's results of operations.

   Foreign Manufacturing. Approximately 93% of the Company products were imported (including Mexico) in 2000. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

   Computer and Communication Systems. Being a multi-national corporation, the Company relies on its computer and communication network to operate efficiently. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could have an adverse affect on the Company's operations. Recently, hackers and computer viruses have disrupted the operations of several major companies. The Company may be vulnerable to similar acts of sabotage. See "Item 1. Business-- IT Initiative.".

   Key Personnel. The Company depends on the continued services of its senior management. The loss of the services of any key employee could hurt the business. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may impair future results.

   Future Acquisitions. In the future, the Company may continue its growth through acquisition. The Company may not be successful in overcoming the risks associated with acquiring new businesses and this may have a negative affect on future results.

   Future Capital Requirements. The Company may not be able to fund its future growth or react to competitive pressures if it lacks sufficient funds. The Company's large investment in its vertical integration strategy in Mexico has put a strain on cash flow. Currently, the Company feels it has sufficient cash available through its bank credit facilities, issuance of long-term debt, proceeds from loans from affiliates, and proceeds from the exercise of stock options to fund existing operations for the foreseeable future. The Company cannot be certain that additional financing will be available in the future if necessary.

   Stock Price. The market price of the Company's common stock is likely to be volatile and could be subject to significant fluctuations in response to the factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. Also, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the Company's stock.

   Closely Controlled Stock. At March 28, 2001 certain senior executives beneficially owned approximately 57% of the Company's outstanding common stock. These senior executives effectively have the ability to control the outcome on all matters requiring stockholder approval, including but not limited to the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets, and to control the Company's management and affairs.

Results of Operations

   The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                              Year Ended
                                                             December 31,
                                                           -------------------
                                                           1998   1999   2000
                                                           -----  -----  -----
   Net sales.............................................. 100.0% 100.0% 100.0%
   Cost of sales..........................................  81.2   83.3   84.1
                                                           -----  -----  -----
   Gross profit...........................................  18.8   16.7   15.9
   Selling and distribution expenses......................   3.0    3.5    4.5
   General and administration expenses....................   5.2    6.3   10.2
   Amortization expense(1)................................   0.4    0.6    0.7
                                                           -----  -----  -----
   Operating income.......................................  10.2    6.3    0.5
   Interest expense.......................................  (0.6)  (1.4)  (2.4)
   Other income...........................................   0.2    0.2    0.6
   Minority interest......................................   --     --     0.3
                                                           -----  -----  -----
   Income before income taxes.............................   9.8    5.1   (1.0)
   Income taxes........................................... ( 3.3)  (1.9)   0.4
                                                           -----  -----  -----
   Net income (loss)......................................   6.5%   3.2%  (0.6)%
                                                           =====  =====  =====

- --------
(1) Reflects amortization of the excess of cost over fair value of assets.

 Comparison of 2000 to 1999

   Net sales for 2000 remained flat with 1999 at $395.2 million versus $395.3 million, respectively. Sales for 2000 (i) include $12.1 million in sales related to the acquired Jane Doe business, which was acquired in April 2000,
(ii) an increase of approximately $7.4 million in sales to divisions of The Limited, and (iii) an increase of approximately $25.7 million to branded design customers, as well as increases to other customers, offset by a decrease of approximately $40.1 million to mass merchants. The decrease in sales to mass merchants was primarily attributable to two customers and was due to production problems in Mexico associated with third party contractors. The Company believes it has addressed this issue with the consolidation of outside contractors in Mexico. During 2000, sales to divisions of The Limited accounted for 44.2% of total sales as compared to 42.5% in 1999.

   Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 2000 was $62.8 million, or 15.9% of net sales, compared to $66.2 million, or 16.7 % of net sales, for 1999, a decrease of 5.1%. The decrease was attributable to production inefficiencies experienced as the Company continues to develop its manufacturing operations in Mexico. In addition, the Company recorded an inventory charge of approximately $3.2 million as a result of year-end book to physical adjustments in the fourth quarter of 2000. This charge was comprised of fabric, work-in-process and trim variances. New computer systems installed in 2000 as part of the Company's overall information technology initiative have allowed for the taking of more accurate physical inventories. See "Item 1. Business--IT Initiative."

   Selling and distribution expenses increased from $13.7 million in 1999 to $17.6 million in 2000. As a percentage of sales these expenses increased from 3.5% in 1999 to 4.5% in 2000. This increase was due primarily to the increased headcount necessary to support the development of the Company's Mexican production facilities consistent with the vertical integration strategy. The acquisition of Jane Doe in April 2000 also contributed $1.3 million to this increase.

   General and administrative expenses increased from $25.3 million in 1999 to $40.3 million in 2000, an increase of 60%. This increase was primarily the result of the Company building its infrastructure to support the development of its Mexican manufacturing operations. During 2000, as the Company transitioned some of its operations to Mexico it experienced an overlapping of job responsibilities between the U.S. and Mexico. The Company has begun to eliminate these duplications and reduce overall overhead. A total of $5.7 million of the increase in general and administrative expenses was also related to overhead expenses from the acquisition of Jane Doe in April 2000.

   Operating income was $24.9 million in 1999, or 6.3% of net sales, compared to $2.1 million in 2000, or 0.5% of net sales, due to the factors described above. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit margin, which amounted to 0.8% of net sales, an increase in selling and distribution expenses of 1.0% of net sales and an increase in general and administrative expenses of 3.9% of net sales.

   Interest expense increased from $5.7 million in 1999 to $9.6 million in 2000. This increase of $3.9 million is attributable to the $15.8 million increase in bank borrowings and long term debt from December 31, 1999 to December 31, 2000. This increase in leverage is due to the funding of the vertical integration into Mexico.

   Other income increased from $1,143,661, or 0.2% of net sales, in 1999 to $2,242,348, or 0.6% of net sales, in 2000. Included in other income is an unrealized foreign currency gain of $667,623 for 1999 and $441,811 for 2000 related to debt repayable in a foreign currency. The foreign currency gain realized in 2000 is net of an approximate $965,000 loss on a Euro hedge. Also included is interest income of $395,523 in 1999 and $1,294,909 in 2000. The increase in interest income is as a result of interest payments from a related party with regards to the sale of equipment to TexTransas.

   Income (loss) before taxes was $20.3 million in 1999 and $(4.0) in 2000, representing 5.1% and (1.0)% of net sales, respectively. The decrease in income before taxes as a percentage of net sales was due to the decrease in gross profit margin, an increase in general and administrative expense as discussed above, and an increase in interest expense which amounted to 1.0% of net sales associated with increased debt levels pertaining to the expansion of Mexico operations.

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

   Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 1999 was $66.2 million, or 16.7% of net sales, compared to $71.1 million, or 18.8 % of net sales, a decrease of 2.1%. The decrease was primarily attributable to production inefficiencies that the Company experienced as it integrated its newly acquired companies (Jamil and Grupo Famian) into its operating structure. In addition, the Company recorded a charge of approximately $2 million as a result of year-end book to physical adjustments in the fourth quarter of 1999.

   Selling and distribution expenses increased from $11.3 million in 1998 to $13.7 million in 1999. As a percentage of sales these expenses increased from 3.0% in 1998 to 3.5% in 1999. This increase was caused by the development of the personnel and infrastructure to support the development of Mexico production facilities and the additional overhead of the Chazzz division of $750,000 compared to zero in 1998.

   General and administrative expenses increased from $19.9 million in 1998 to $25.3 million in 1999, an increase of 27%. Generally, this increase was the result of the Company building its infrastructure to support the development of Mexico manufacturing operations plus $2.6 million of overhead expenses for the Chazzz division acquired during 1999. The Company incurred approximately $1.0 million in charges to replace its old computer systems, which have been replaced during 2000. This charge included both costs to support the system in 1999 and costs related to the acceleration of depreciation.

   Operating income was $38.6 million in 1998, or 10.2% of net sales, compared to $24.9 million in 1999 or 6.3% of net sales due to the factors described above. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit margin, which amounted to 2.1% of net sales, an increase in general and administrative expenses of 1.1% of net sales, and an increase in amortization of excess cost over fair value of net assets acquired, which amounted to 0.1% of net sales.

   Other income increased from $928,000 in 1998 to $1,144,000 in 1999. As a percentage of net sales there was no change. Included in other income in 1999 is a $668,000 foreign currency gain related to debt repayable in a foreign currency.

   Income before taxes was $37.1 million in 1998 and $20.3 in 1999, representing 9.8% and 5.1% of net sales, respectively. The decrease in income before taxes as a percentage of net sales was due to the decrease in gross profit margin, an increase in general and administrative expense as discussed above, and an increase in interest expense which amounted to 0.8% of net sales associated with increased debt levels pertaining to the expansion of Mexico operations.

Quarterly Results of Operations

   The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                                  Quarter Ended
                  --------------------------------------------------------------------------------------------------------------
                  Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                    1998     1998     1998      1998     1999     1999     1999      1999     2000     2000     2000      2000
                  -------- -------- --------- -------- -------- -------- --------- -------- -------- -------- --------- --------
                                                                  (In millions)
Net sales.......   $64.3    $100.1   $114.9    $98.9    $84.1    $109.8   $110.5    $90.9    $102.4   $104.4   $107.0    $81.4
Gross profit....    10.9      20.3     19.7     20.2     16.0      19.0     19.3     11.9      16.9     19.3     21.2      5.4
Operating income
 (loss).........     4.5      11.7     11.4     11.0      7.9       9.7      9.0     (1.7)      4.5      5.5      4.6    (12.5)
Net income
 (loss).........     2.8       7.2      7.1      7.6      4.6       5.7      4.9     (2.3)      1.9      1.7      1.7     (7.8)

                                                                  Quarter Ended
                  --------------------------------------------------------------------------------------------------------------
                  Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                    1998     1998     1998      1998     1999     1999     1999      1999     2000     2000     2000      2000
                  -------- -------- --------- -------- -------- -------- --------- -------- -------- -------- --------- --------
Net sales.......   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%
Gross profit....    17.0     20.2      17.1     20.4     19.1     17.3      17.5     13.1     16.5     18.5      19.8      6.6
Operating income
 (loss).........     7.1     11.7       9.9     11.1      9.4      8.8       8.1     (1.9)     4.4      5.3       4.3    (15.4)
Net income
 (loss).........     4.3      7.2       6.2      7.7      5.5      5.2       4.4     (2.5)     1.9      1.6       1.6     (9.6)

   As is typical for the Company, quarterly net sales fluctuated significantly because the Company's customers typically place bulk orders with the Company, and a change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

Liquidity and Capital Resources

   The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work- in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options.

   During 2000, net cash provided by operating activities was $15.5 million, as compared to net cash provided by operations in 1999 of $2.2 million and net cash used in operations of $10.5 million in 1998. Net cash provided by operations in 2000 resulted primarily from a net loss of $2.5 million adjusted for depreciation and amortization of $12.6 million. In addition to these items, the components of working capital impacting cash from operations included decreases of $3.5 million in accounts receivable and $4.3 million in temporary quota offset by increases of $5.3 million due from affiliates/officers and $4.8 million in prepaid expenses and other assets. Changes from prior years were a result of net income provided and changes in working capital.

   During 2000, cash flow used in investing activities was $28.2 million, compared to $84.2 million in 1999 and $23.1 million in 1998. Cash used in investing activities in 2000 included $1.2 million for the Jane Doe acquisition and approximately $18.9 million was used primarily to acquire fixed assets and construction costs in Mexico to build production facilities.

   In 2000, cash flow provided by financing activities was $13.2 million, including $15.8 million of net additional borrowings and long-term debt. This increase was primarily due to advances under the new debt facility offset by paydowns of existing facilities. In addition, the Company reduced amounts due from a principal shareholder by $2.3 million. As in the prior year, the principal has advanced funds to the Company for working capital purposes. Cash from financing activities was $79.9 million in 1999 and $32.6 million in 1998.

   The Company has a credit facility of $33 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB") , for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one- half to three-quarters percent per annum. As of December 31, 2000, HKSB's U.S. dollar prime rate equaled nine and one-half percent. This facility is subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. As of December 31, 2000 there was $20.0 million of outstanding borrowings under this facility. As of December 31, 2000, the Company was either in compliance or receive a waiver with regards to the acceptance.

   The Company is repaying its previous outstandings with Standard Chartered Bank Hong Kong by $500,000 per month. As of December 31, 2000, this outstanding loan amounted to $5.5 million.

   On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provides a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The facility is collaterized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. A total of $41 million was outstanding under the facility at December 31, 2000.

   On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants have been amended or waived, subject to, among other items the issuance of a stock warrant. The Company has agreed to pay an additional facility fee of $750,000 to the lender and grant the lender a Stock Subscription Warrant, which gives the lender the right to purchase 100,000 shares of the Company's stock at a purchase price equal to $4.00 per share through January 31, 2005.

   The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

   As of December 31,2000, Grupo Famian had a short term advance from Banco Bilboa Vizcaya amounting to $500,000.

   The Company's 51% owned subsidiary Jane Doe International, LLC has a factoring facility with CIT Group Commercial Services ("CIT"). CIT advanced up to 85% of certain accounts receivables plus an over-advance of not more than $500,000.00. Interest on advances accrued at one half a percent below prime. As of December 31, 2000, the prime rate equaled to nine and one half percent and $685,000 was outstanding.

   The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The outstanding amounts as of December 31, 2000 were $12.9 million due to GE Capital and $4.3 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants.

   During 2000, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5% and are payable in semiannual payments commencing in February 2000. Of this amount, $15.6 million was outstanding as of December 31, 2000. Of this amount, $7.8 million is denominated in Deutsch Marks and $0.8 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt. During the year ended December 31, 2000, the Company incurred a loss of $965,000 related to a hedge contract related to this obligation.

   The Company has financed its operations from its cash flow from operations, borrowings under its bank and other credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility), the proceeds from the exercise of stock options and from time to time shareholder advances. The Company believes that these sources of cash should be sufficient to fund its existing operations for the foreseeable future.

   From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez and Kay. The maximum amount of such borrowings from Messrs. Guez and Kay during 2000 were approximately $13,711,000 and $3,152,000, respectively. The maximum amount of such advances to Messrs. Guez and Kay during 2000 were approximately $9,500,000 and $0, respectively. As of December 31, 2000, the Company was indebted to Messrs. Guez and Kay in the amount of $10,900,000 and $2,987,000, respectively. All advances to, and borrowings from, affiliates in 2000 bore interest at the rate of 7.75%. The Company has adopted a policy that all advances to, borrowings from, or transactions with officers, directors and principal shareholders, or their family members greater than $500,000, shall
(i) be made on terms no less favorable to the Company than could be obtained from unrelated third parties (including, but not limited to, the rate of interest, repayment schedule and collateral), (ii) be evidenced by such definitive agreements as are customary for similar transactions between unrelated third parties and (iii) be approved by a majority of the members of the Board of Directors and by a majority of the Company's independent directors.

   The Company has commenced its vertical integration strategy in Mexico under which it will invest approximately $205 million in the acquisition of a denim mill and the construction of a new facility which when fully operational will spin, weave and dye twill fabric, and provide the capability to cut, launder, finish and ship finished garments. See "Item 1. Business--General" and "-- Acquisitions--Vertical Integration." The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditures aggregating approximately $165 million have been made with respect to vertical integration programs initiated by the Company.

   The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

                                    PART II

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

   The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled " Proposal 1--Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

   The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1--Election of Directors" contained in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information-Security Ownership of Principal Shareholders and Management" and "Proposal 1--Election of Directors" contained in the Proxy Statement.

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

   (b) Reports on Form 8-K filed on October 13, 2000.

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
   3.1   Restated Articles of Incorporation of the Company(/1/)

   3.2   Restated Bylaws of the Company(/1/)

   4.1   Specimen of Common Stock Certificate(/2/)

  10.1 Note in the principal amount of $2,600,000 dated March 15, 1995 in favor of Imperial Bank(/1/)

  10.2   General Security Agreement dated March 15, 1995 by and between the
          Company and Imperial Bank(/1/)

  10.3 Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation(/1/)

  10.4   1995 Stock Option Plan dated as of May 1, 1995(/1/)

  10.5   Letter Agreement dated February 17, 1995 between Tarrant Company
          Limited and The Hongkong and Shanghai Banking Corporation
          Limited(/1/)

  10.6   Letter dated April 18, 1995 from The Hongkong and Shanghai Banking
          Corporation Limited to Tarrant Company Limited regarding the release of certain security interest(/1/)

  10.7   Commercial Lease dated January 1, 1994 and GET and the Company(/1/)

  10.8   Tenancy Agreement dated July 15, 1994 between Lynx International
          Limited and Tarrant Company Limited as amended by that certain
          Supplementary Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary Tenancy Agreement dated December 31,
          1994(/1/)

  10.9   Lease Agreement dated June 10, 1994, between Yip Sik Kin and Tarrant
          Company Limited (translated from Chinese)(/1/)

  10.10  Tenancy Contract effective as of December 24, 1994, between Khalifa
          Muhairi and Tarrant Trading Co. Ltd.(/1/)

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

  10.12  Services Agreement dated as of April 1, 1995, by and between F.I.S.,
          Inc. and the Company(/2/)

  10.13 Services Agreement dated as of October 1, 1994, by and between the Company and GET(/1/)

  10.14 Services Agreement dated as of October 1, 1994, by and between the Company and Lynx International Limited(/1/)

  10.15 Indemnification Agreement dated as of March 14, 1995, by and among the Company, Gerard Guez and Todd Kay(/2/)

  10.16  Promissory Note in the initial principal amount of $2 million dated
          February 8, 1996, by Gerard Guez in favor of the Company(/2/)

 Exhibit
 Number                                Description
 -------                               -----------
 10.17   Promissory Note in the initial principal amount of $1 million dated
          February 8, 1995, by Todd Kay in favor of the Company(/2/)

 10.18   Promissory Note in the principal amount of $1,334,566.71 dated
          December 31, 1994, by P.I.S., Inc. in favor of the Company(/2/)

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

 10.20   Option Agreement dated as of July 28, 1995, by and among Limited
          Direct Associates, L.P., Gerard Guez, Todd Kay and the Company(/5/)

 10.21 Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P.(/5/)

 10.22   Reorganization and Tax Indemnification Agreement dated as of June 13,
          1995, by and among the Company and its shareholders(/5/)

 10.23   Employment Agreement January 1, 1995, by and between the Company and
          Gerard Guez(/2/)

 10.23.1 Employment Agreement effective January 1, 1998, by and between the
          Company and Gerard Guez(/13/)

 10.24 Agreement dated as of January 1, 1995, by and between the Company and Todd Kay(/1/)

 10.24.1 Employment Agreement effective January 1, 1998, by and between the
          Company and Todd Kay(/13/)

 10.25 Employment Agreement dated as of January 1, 1994, by and between the Company and Jimmy Esebag, as amended, by that certain Amendment No. 1 dated as of June 1, 1995(/2/)

 10.26 Employment Agreement dated as of November 18, 1994, by and between the Company and Mark B. Kristof(/1/)

 10.27 Employment Agreement dated as July 5, 1994, by and between the Company and Bradley R. Kenson(/1/)

 10.28 License Agreement dated January 1, 1994, by and between the Company and GET(/1/)

 10.29   Assignment dates as of June 1, 1995 with respect to the GET!
          trademark, executed by GET in favor of the Company(/2/)

 10.30 Amendment No. 1 to Commercial Lease dated as of April 1, 1995 by and between GET and the Company(/2/)

 10.31 Lease and Services Agreement dated as of June 1, 1995, by and between Tarrant Company Limited and French Designers, Inc.(/2/)

 10.32 Note in the principal amount of $2,600,000 dated May 15, 1995, by the Company in favor of Imperial Bank(/2/)

 10.33   Letter Agreement dated May 17, 1995, by and between Tarrant Company
          Limited and The Hongkong and Shanghai Banking Corporation
          Limited(/2/)

 10.34   Buying Agency Agreement executed as of December 19, 1992, between
          P.I.S., Inc. and Tarrant Company Ltd.(/2/)

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

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.53 Security Agreement entered into as of November 1, 1996, by and between Standard Chartered Bank and the Company(/7/)

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.55   Agreement dated January 29, 1997 by and among Tarrant Company Limited,
          Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(/7/)

 10.56 Form of Indemnification Agreement with directors and certain executive officers(/8/)

 10.57   Special Deposit Account Agreement(/8/)

 10.58 Accounts Receivable Financing Agreement dated June 13, 1997, by between the Company and The CIT GroupCommercial Services, Inc.(/8/)

 10.58.1 Letter Agreement dated October 1, 1997 regarding Accounts Receivable
          Financing Agreement, by and between the Company and The CIT
          GroupCommercial Service., Inc.(/13/)

 10.59*  Asset Purchase Agreement dated February 18, 1998, by and between
          Marble Limited and MGI International Limited(/10/)

 10.60*  Asset Purchase Agreement dated February 18, 1998, by and between the
          Company and Marshall Gobuty International U.S.A., Inc.(/10/)

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

 10.64   Loan Agreement dated as of July 1, 1998, between the Company and
          Standard Chartered Bank(/12/)

 10.65 Partnership Interest Purchase Agreement dated as of July 2, 1998, among Rocky Acquisition, LLC, the Company, Limited Direct Associates,
          L.P., Rocky Apparel, Inc., and Gabriel Manufacturing Company(/13/)

 10.66 Escrow Agreement made as of July 2, 1998, by and among the Company, Gabriel Manufacturing Company and Rocky Apparel, Inc.(/13/)

 10.67 Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de
          C.V.(/13/)

 10.68+ Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V.,
          Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides
          Montes De Oca(/13/)

 10.68.1 Final Agreement for Purchase of Assets dated as of April 18, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de
          C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma
          Benavides Montes De Oca(/15/)

 10.69 Agreement for Purchase of Assets effective as of the twenty-third day of March, 1999, by and among CMG, Inc., Charles Ghailian, CHAZZZ
          Acquisition, L.L.C. and the Company(/14/)

 10.70 Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and the Company to pay CMG
          Inc.(/14/)

 10.71   Non-Negotiable Promissory Note dated March 23, 1999 to pay CMG
          Inc.(/14/)

 10.71.1 Non-Negotiable Promissory Note dated February 14, 2000 to pay CMG Inc.

 Exhibit
 Number                                Description
 -------                               -----------
 10.72   Escrow Agreement, by and among the Company, Tarrant Mexico, S. de R.L.
          de C.V. and Jamil Textil, S.A. de C.V. dated as of April 1,
          1999(/14/)

 10.72.1 Final Escrow Agreement dated as of May 24, 1999, by and among Tarrant
          Apparel Group, Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A.
          de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma
          Benavides Montes De Oca(/15/)

 10.73   Employment Agreement dated as of April 1, 1999 by and between Kamel
          Nacif and Tarrant Mexico, S. de R.L. de C.V.(/14/)

 10.73.1 Amendment to Employment Agreement entered into August 7, 2000 by and between Tarrant Mexico, S. de R.L. de C.V. and Kamel Nacif

 10.74 Agreement for Purchase of Stock dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant
          Apparel Group and the shareholders of Industrial Exportadora Famian,
          S.A. de C.V. and Coordinados Elite, S.A, de C.V.*(/15/)

 10.75   Noncompetition Agreement dated as of August 1, 1999, by and among ag
          Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel
          Group and the shareholders of Industrial Exportadora Famian, S.A. de
          C.V. and Coordinados Elite, S.A, de C.V.(/16/)

 10.77   Loan Agreement dated September 1, 1999 by and between General Electric
          Capital Corporation and Tarrant Apparel Group(/16/)

 10.77.1 Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel
          Group(/16/)

 10.78   Promissory Note dated September 1, 1999 to pay to the order of General
          Electric Capital Corporation the loan amount referred to in Exhibit
          10.77(/16/)

 10.79   Corporate Guaranty dated September 1, 1999 by Tarrant Mexico, S. de
          R.L. de C.V. in connection with loan agreement referred to in Exhibit
          10.77(/16/)

 10.79.1 Amendment No. 1 to Corporate Guaranty dated September 12, 1999 by
          Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77(/16/)

 10.80   Master Security Agreement made as of September 1, 1999 by and between
          General Electric Capital Corporation and Tarrant Mexico, S. de R.L.
          de C.V. in connection with loan agreement referred to in Exhibit
          10.77(/16/)

 10.80.1 Amendment No. 1 to Master Security Agreement made as of September 12,
          1999 by and between General Electric Capital Corporation and Tarrant
          Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77(/16/)

 10.81   Loan Agreement dated December 30, 1999 by and between Standard
          Chartered Bank and Tarrant Apparel Group(/17/)

 10.82 Factoring Agreement dated November 24, 1999 by and between MTB Bank and Rocky Apparel, LLC.(/17/)

 10.83 Machinery and Equipment Agreement dated November 17, 1999 by and between Tarrant Mexico, S. de R.L. de C.V and Banc of America Leasing
          & Capital, L.L.C.(/17/)

 10.84 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Antonio Haddad
          Haddad(/17/)

 10.85 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Mario Alberto Haddad
          Yunes(/17/)

 Exhibit
  Number                               Description
 -------                               -----------
 10.86    Employment Agreement dated as of August 1, 1999 by and between
           Industrial Exportadora Famian, S.A. de C.V. and Marco Antonio Haddad
           Yunes(/17/)

 10.87 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Miguel Angel Haddad
           Yunes(/17/)

 10.88 Non-Negotiable Promissory Note dated August 1, 1999 to pay to the order of Antonio Haddad Haddad(/17/)

 10.89    Stock Pledge Agreement dated August 1, 1999 by and between TAG MEX,
           INC. and those individuals whose names appear on the signature page(/17/)

 10.90    Revolving Credit, Factoring and Security Agreement dated January 21,
           2000 by and between Tarrant Apparel Group, Tag Mex, Inc., and GMAC
           Commercial Credit LLC(/17/)

 10.90.1+ First Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag
           Mex, Inc. and GMAC Commercial Credit LLC

 10.90.2+ Second Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel
           Group, Tag Mex, Inc. and GMAC Commercial Credit LLC

 10.90.3+ Third Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag
           Mex, Inc. and GMA Commercial Credit LLC

 10.91    Agreement for Purchase of Assets dated April 12, 2000, by and among
           Harvest Wear, Inc., a California corporation ("HW"), Mapa Trading,
           LTD, a Hong Kong corporation ("Mapa"), Needletex, Inc., a California corporation ("Needletex"), Patrick Bensimon (the "Shareholder"),
           Jane Doe International LLC, (formally Needletex, LLC) a Delaware limited liability company (the "Purchaser")(/19/)

 10.92    Amendment No. 1 to Facility Development Agreement dated as of March
           30, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex
           Transas, S.A. de C.V.(/18/)

 10.93 Equipment Purchase Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de
           C.V.(/18/)

 10.94 Secured Promissory Note dated October 16, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V.(/18/)

 10.95    Equipment Lease dated as of October 16, 2000, by and between Tarrant
           Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

 10.96    Production Agreement dated as of October 16, 2000, by and between Tag
           Mex, Inc. and Tex Transas, S.A. de C.V.(/18/)

 10.97 Pledge Security Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de
           C.V.(/18/)

 10.98    Promissory note dated February 28, 2001 in the amount of US
           $4,119,545.06 to pay to the order of Standard Chartered Bank.

 10.99 Stock repurchase agreement entered into July 10, 2000 by and among Tarrant Apparel Group and Gabriel Manufacturing Company.

 23       Consent of Ernst & Young LLP

- --------
  * Confidential treatment has been requested for portions of this document.

  + All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 4, 1995 (File No. 33-91874).

 (2) Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 1995.

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

(10) Filed as exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(12) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(17) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(18) Filed as an exhibit on Form 8K 10/21/2000.

(19) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           ----
Financial Statements

  Report of Independent Auditors..........................................  F-2

  Consolidated Balance Sheets--December 31, 1999 and 2000.................  F-3

  Consolidated Statements of Operations--Three year period ended December
   31, 2000...............................................................  F-4

  Consolidated Statements of Shareholders' Equity--Three year period ended
   December 31, 2000......................................................  F-5

  Consolidated Statements of Cash Flows--Three year period ended December
   31, 2000...............................................................  F-6

  Notes to Consolidated Financial Statements..............................  F-7

Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts.......................... F-25

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Tarrant Apparel Group

   We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 1998, 1999 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young

Los Angeles, California
March 21, 2001

                             TARRANT APPAREL GROUP

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                         1999         2000
                                                     ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents......................... $  2,239,511 $  2,649,297
  Accounts receivable, net .........................   70,922,626   66,310,491
  Due from affiliates ..............................    1,031,879    7,565,207
  Due from officers ................................    1,891,739      611,286
  Inventory ........................................   62,362,409   61,074,614
  Temporary quota...................................    4,521,200      227,628
  Note receivable--related party....................          --     3,232,111
  Prepaid expenses and other receivables............    3,413,416    8,250,622
  Deferred tax asset................................      194,232      747,320
  Income taxes receivable...........................      102,449      102,449
                                                     ------------ ------------
    Total current assets............................  146,679,461  150,771,025
  Property and equipment, net ......................  111,520,497   87,322,390
  Permanent quota, net..............................      584,402      417,936
  Note receivable--related party ...................          --    43,703,866
  Other assets......................................   11,658,832    6,522,295
  Excess of cost over fair value of net assets
   acquired, net....................................   24,599,215   24,731,205
                                                     ------------ ------------
    Total assets.................................... $295,042,407 $313,468,717
                                                     ============ ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term bank borrowings ....................... $ 55,144,818 $ 43,647,347
  Accounts payable..................................   27,915,169   29,216,712
  Accrued expenses..................................    7,814,114   15,632,050
  Income taxes......................................    4,694,483    4,464,282
  Due to shareholder................................   16,143,238   13,851,327
  Current portion of long-term obligations..........    9,771,867   10,626,117
                                                     ------------ ------------
    Total current liabilities.......................  121,483,689  117,437,835
Long-term obligations...............................   34,155,247   60,165,313
                                                     ------------ ------------
    Total liabilities...............................  155,638,936  177,603,148
Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized; none
 issued and outstanding.............................          --           --
  Common stock, no par value, 20,000,000 shares
   authorized; 15,802,315 shares (1999) and
   15,832,315 (2000) issued and outstanding.........   69,595,141   69,302,683
  Contributed capital...............................    1,434,259    1,434,259
  Retained earnings.................................   68,365,373   65,847,631
  Accumulated other comprehensive income (loss).....        8,698     (719,004)
                                                     ------------ ------------
    Total shareholders' equity......................  139,403,471  135,865,569
                                                     ------------ ------------
    Total liabilities and shareholders' equity...... $295,042,407 $313,468,717
                                                     ============ ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1998          1999          2000
                                      ------------  ------------  ------------
Net sales...........................  $378,155,527  $395,341,275  $395,169,020
Cost of sales.......................   307,077,111   329,131,063   332,333,227
                                      ------------  ------------  ------------
Gross profit........................    71,078,416    66,210,212    62,835,793
Selling and distribution expenses...    11,274,384    13,691,796    17,580,135
General and administrative
 expenses...........................    19,896,522    25,259,733    40,326,636
Amortization of excess of cost over
 fair value of net assets acquired..     1,336,791     2,311,522     2,840,505
                                      ------------  ------------  ------------
Income from operations..............    38,570,719    24,947,161     2,088,517
Interest expense....................    (2,423,482)   (5,771,250)   (9,639,933)
Interest income.....................       360,580       395,523     1,294,909
Minority interest...................           --            --      1,312,651
Other income (expense) .............       567,847       748,139       947,439
                                      ------------  ------------  ------------
Income (loss) before provision for
 income taxes.......................    37,075,664    20,319,573    (3,996,417)
Provision (credit) for income taxes
 ...................................    12,410,000     7,439,066    (1,478,675)
                                      ------------  ------------  ------------
Net income (loss)...................  $ 24,665,664  $ 12,880,507  $ (2,517,742)
                                      ============  ============  ============
Net income (loss) per share:
  Basic.............................  $       1.82  $       0.85  $      (0.16)
                                      ============  ============  ============
  Diluted...........................  $       1.71  $       0.79  $      (0.16)
                                      ============  ============  ============
Weighted average shares outstanding:
  Basic.............................    13,519,517    15,199,893    15,814,693
  Diluted...........................    14,416,850    16,314,129    15,814,693


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Accumulated
                                                                   Other         Total
                           Common     Contributed  Retained    Comprehensive Shareholders'
                            Stock       Capital    Earnings    Income (Loss)    Equity
                         -----------  ----------- -----------  ------------- -------------
Balance at December 31,
 1997................... $16,100,483  $1,434,259  $30,819,202    $     --    $ 48,353,944
  Net income............         --          --    24,665,664          --      24,665,664
  Exercise of stock
   options..............   3,343,492         --           --           --       3,343,492
  Issuance of shares for
   acquisition..........   1,350,000         --           --           --       1,350,000
  Income tax benefit
   from exercise of
   stock options........   1,496,564         --                        --       1,496,564
                         -----------  ----------  -----------    ---------   ------------
Balance at December 31,
 1998...................  22,290,539   1,434,259   55,484,866          --      79,209,664
  Net income............         --          --    12,880,507          --      12,880,507
  Currency translation..         --                                  8,698          8,698
                                                                             ------------
  Comprehensive income..         --          --           --           --      12,889,205
  Exercise of stock
   options..............   1,569,887         --           --           --       1,569,887
  Issuance of shares for
   acquisition..........  45,283,716         --           --           --      45,283,716
  Repurchase of shares..    (806,633)        --           --           --        (806,633)
  Income tax benefit
   from exercise of
   stock options........   1,257,632         --                        --       1,257,632
                         -----------  ----------  -----------    ---------   ------------
Balance at December 31,
 1999...................  69,595,141   1,434,259   68,365,373        8,698    139,403,471
  Net loss..............         --          --    (2,517,742)         --      (2,517,742)
  Currency translation..         --          --           --      (727,702)      (727,702)
                                                                             ------------
  Comprehensive loss....         --          --           --           --      (3,245,444)
  Exercise of stock
   options..............     198,000         --           --           --         198,000
  Issuance of shares for
   acquisition..........         --          --           --           --             --
  Repurchase of shares..    (518,525)        --           --           --        (518,525)
  Income tax benefit
   from exercise of
   stock options........      28,067         --           --           --          28,067
                         -----------  ----------  -----------    ---------   ------------
Balance at December 31,
 2000................... $69,302,683  $1,434,259  $65,847,631    $(719,004)  $135,865,569
                         ===========  ==========  ===========    =========   ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1998          1999          2000
                                      ------------  ------------  ------------
Operating activities
Net income (loss)...................  $ 24,665,664  $ 12,880,507  $ (2,517,742)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Deferred taxes....................      (606,241)     (169,919)     (553,087)
  Depreciation and amortization.....     2,356,259     8,001,897    12,580,992
  Loss (gain) on sale of fixed
   assets...........................        21,587        64,562       (10,202)
  Unrealized gain on foreign
   currency.........................           --       (667,623)     (411,811)
  Effect of changes in foreign
   currency.........................                                  (681,197)
  Minority interest.................           --            --     (1,312,650)
  Provision for returns and
   discounts........................       593,447       961,311     1,127,089
  Changes in operating assets and
   liabilities:
    Accounts receivable.............   (28,785,228)   (4,056,532)    3,485,045
    Due from affiliates and
     officers.......................    (5,015,848)    3,697,370    (5,252,874)
    Inventory.......................   (18,215,979)  (13,125,935)      445,238
    Temporary quota.................     1,681,494    (3,328,312)    4,293,572
    Prepaid expenses and other
     receivables....................      (185,579)   (2,527,640)   (4,837,206)
    Accounts payable................     5,906,194     2,789,709     1,301,541
    Accrued expenses and income tax
     payable........................     7,100,702    (2,284,419)    7,806,018
                                      ------------  ------------  ------------
      Net cash (used in) provided by
       operating activities.........   (10,483,528)    2,234,976    15,462,726
Investing activities
Purchase of fixed assets............    (1,490,728)  (65,316,947)  (18,883,236)
Acquisition of MGI and Rocky, net of
 cash...............................   (17,102,092)          --            --
Acquisition of CMG, Inc.............           --     (4,233,069)     (640,000)
Acquisition of Famian, net of cash..           --     (6,757,133)     (891,456)
Purchase of permanent quota.........      (226,115)     (691,124)     (221,934)
Collection on note receivable.......           --            --        766,150
Acquisition of Jane Doe.............           --            --     (1,203,372)
Increase in other assets............    (4,245,981)   (7,190,315)   (7,173,379)
                                      ------------  ------------  ------------
      Net cash used in investing
       activities...................   (23,064,916)  (84,188,588)  (28,247,227)
Financing activities
Short-term bank borrowings, net.....    25,547,109    21,856,551   (11,359,688)
Proceeds from long term
 obligations........................     2,635,000    42,232,032    36,746,378
Payment of long term obligations and
 bank borrowings....................      (460,330)   (2,378,104)   (9,608,034)
Repayments to
 shareholders/officers..............           --            --    (39,321,130)
Borrowings from
 shareholders/officers..............           --     16,143,238    37,029,219
Repurchase of shares................           --       (806,633)     (518,525)
Exercise of stock options including
 related tax benefit................     4,840,056     2,827,519       226,067
                                      ------------  ------------  ------------
      Net cash provided by financing
       activities...................    32,561,835    79,874,603    13,194,287
                                      ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents........................      (986,609)   (2,079,009)      409,786
Cash and cash equivalents at
 beginning of year..................     5,305,129     4,318,520     2,239,511
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
 year...............................  $  4,318,520  $  2,239,511  $  2,649,297
                                      ============  ============  ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

1. Summary of Significant Accounting Policies

 Organization and Basis of Consolidation

   The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California Corporation (formerly Fashion Resource, Inc.) (the Parent Company or the Company), and its wholly owned Subsidiaries located primarily in the U.S., Mexico, and Asia. The Company owns 51% of the Jane Doe International, LLC (JDI) entity and consolidates the entity and reflects the minority interest in the accompanying financial statements.

   All intercompany amounts are eliminated in consolidation.

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

 Shipping and Handling Costs

   Freight charges are included in selling and distribution expenses in the statement of operations and amounted to $1,794,000, $1,769,000 and $3,022,000 for the years ended December 31, 1998, 1999 and 2000 respectively.

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

   Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and amounted to $245,000, net of amortization of $1.1 million at December 31, 1998, $584,000, net of amortization of $1.2 million at December 31, 1999 and $418,000, net of amortization of $1.8 million at December 31, 2000.

   Temporary quota represents quota rights acquired from other permanent quota entitlement holders on a temporary basis. Temporary quota has a maximum life of twelve months. The cost of temporary quota

                             TARRANT APPAREL GROUP
purchased for the current year utilization has been assigned to inventory purchases while the cost of temporary quota acquired for usage in the year following the balance sheet date is recorded as a current asset.

 Property and Equipment

   Property and equipment is recorded at cost. Additions and betterments are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment is provided for by the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the term of the lease. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statements of income. Repair and maintenance costs are charged to expense as incurred.

 Intangibles

   The excess of cost over fair value of net assets acquired is being amortized over five to fifteen years. Accumulated amortization at December 31, 1998, 1999 and 2000 was $1,337,000, $2,312,000 and $2,841,000, respectively.

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

   The Company's Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 16%. No domestic tax provision has been provided for $54.6 million of un-remitted retained earnings of these Hong Kong corporations, as the Company intends to maintain these amounts in Hong Kong on a permanent basis in support of its working capital requirements.

                             TARRANT APPAREL GROUP

 Net Income (Loss) Per Share

   Net income (loss) per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, "Earnings Per Share" (see
Note 10). A two-for-one stock split became effective May 8, 1998. All share and per share amounts have been restated to reflect the split.

 Product Design, Advertising and Sales Promotion Costs

   Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations (excluding the costs of manufacturing samples) amounted to approximately $840,000, $1,740,000 and $1,931,000 in 1998, 1999 and 2000, respectively.

 Foreign Currency Translation

   Assets and liabilities of the Mexico, Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which the Company transacts business is the Hong Kong dollar and the peso in Mexico.

   Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. At December 31, 2000, the Hong Kong subsidiaries have retained earnings of $54.6 million and an inter-company receivable due from Tarrant Apparel Group of $57.5 million.

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

   The Company's products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain of its domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. The following table presents the percentage of net sales concentrated with certain customers. Customer A represents a group of customers under common ownership.

                                                               1998  1999  2000
                                                               ----  ----  ----
   Customer A................................................. 63.3% 42.5% 44.2%
   Customer B.................................................  8.6  12.4   4.8
   Customer C.................................................  8.2  11.4   9.1

                             TARRANT APPAREL GROUP

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

 Newly Issued Accounting Standards

   Effective in 2001, accounting for gains or losses resulting from changes in the value of derivatives would be changed depending on the use of the derivative and whether they qualify for hedge accounting. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of the Company.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Accounts Receivable

   Accounts receivable consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1999         2000
                                                       -----------  -----------
   U.S. trade accounts receivable..................... $54,546,617  $49,441,957
   Foreign trade accounts receivable..................  10,954,919   13,887,587
   Due from factor....................................   2,161,897    1,788,066
   Other receivables..................................   6,467,511    5,528,288
   Allowance for returns and discounts................  (3,208,318)  (4,335,407)
                                                       -----------  -----------
                                                       $70,922,626  $66,310,491
                                                       ===========  ===========

                             TARRANT APPAREL GROUP

3. Inventory

   Inventory consists of the following:

                                                             December 31,
                                                        -----------------------
                                                           1999        2000
                                                        ----------- -----------
   Raw materials Fabric and trim accessories........... $16,932,830 $14,002,993
     Raw cotton........................................   1,555,752   2,233,428
     Work-in-process...................................   9,949,447  10,111,690
   Finished goods shipments-in-transit.................   7,112,939   7,994,996
   Finished goods......................................  26,811,441  26,731,507
                                                        ----------- -----------
                                                        $62,362,409 $61,074,614
                                                        =========== ===========

4. Property and Equipment

   Property and equipment consists of the following:

                                   December 31,
                             --------------------------
                                 1999          2000
                             ------------  ------------
   Land....................  $  1,318,265  $  1,308,309
   Buildings...............    10,943,725    11,230,551
   Equipment, furniture and
    fixtures...............    98,168,827    81,023,648
   Leasehold improvements..     9,961,426    10,930,027
   Vehicles................     1,456,984     1,391,736
                             ------------  ------------
                              121,849,227   105,884,271
   Less accumulated
    depreciation and
    amortization...........   (10,328,730)  (18,561,881)
                             ------------  ------------
                             $111,520,497  $ 87,322,390
                             ============  ============

5. Acquisitions

 Jane Doe

   On April 12, 2000, the Company formed a new company Jane Doe International, LLC ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of Tarrant Apparel Group, and 49% by Needletex, Inc. In addition the Company guarantees certain indebtedness of Needletex Inc. of which $1.2 million was outstanding as of December 31, 2000. The collection is manufactured in various locations throughout the Far East and consists of t-shirts, sweaters, dresses and sportswear that are sold in specialty stores and department stores throughout the United States. JDI is consolidated for financial statement purposes with a minority interest being recorded for the 49% interest of the minority partner. As of December 31, 2000, the entire minority investment of $1.2 million has been offset by losses of JDI. Since the minority partner has no additional funding requirements, any future losses will be recorded entirely by the Company, unless the minority partner funds its share of the losses.

 Grupo Famian

   On August 1, 1999, the Company has entered into an agreement to purchase all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations ("Grupo Famian"). Grupo Famian operates seven apparel production facilities in and near Tehuacan, Mexico. The purchase price consists of (i) $1,000,000 paid on closing, (ii) a $3,000,000 noninterest-bearing promissory note payable in three monthly installments of $1,000,000 through November 30, 1999 and (iii) $8,000,000 payable in installments of $833,000, $3,000,000, $1,667,000, $1,667,000 and
$883,000 on each of March 31,

                             TARRANT APPAREL GROUP

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

 Jamil

   On April 18, 1999, the Company acquired certain assets of a denim mill located in Puebla, Mexico ("Jamil"). The price paid for the asset acquisition consisted of $22.0 million in cash paid on May 7, 1999 and 1,724,000 shares (the "Shares") of the Company's Common Stock issued on May 24, 1999 valued at $45.3 million. The shares will be distributed to the sellers in three equal installments on April 1, 2000, 2001 and 2002; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and (ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the shares. The acquisition of the denim plant has been accounted for as the acquisition of a discrete operating asset. The Company did assume obligations of the sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs ( including, but not limited to, salaries and benefits) arising before the closing date or as a result of the transaction.

 CMG

   On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation ("CMG"). CMG designs, produces and sells private label and "CHAZZZ" branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears and Mervyns. The purchase price consisted of (i) $4,275,000 and an amount equal to the seller's cost of inventory purchased, payable in cash on closing, (ii) a $2,500,000 noninterest-bearing promissory note payable in three equal annual installments on the first three anniversary dates of the closing and convertible into 62,550 shares of Common Stock of the Company, (iii) $500,000 payable in two equal installments of $250,000 on the second and third anniversary dates of the closing, and (iv) $1,500,000 payable in three equal installments of $500,000 on the first three anniversary dates of the closing provided that CMG Division meets specified net sales and pretax income requirements. The purchase paid was financed from cash flow form operations. In February 2000, the payment terms of this transaction were amended to eliminate the conversion option of the $2,500,000 non-interest bearing promissory note into 62,550 shares of the Company's stock. In addition, the payment terms in items (iii) and (iv) above have been modified. One hundred and fifty thousand dollars of the $250,000, which was due on the second anniversary of closing, was paid in $10,000 monthly payments between September 1999 and November 2000. The balance of this installment as well as the second $250,000 installment will be paid on the original payment dates. The first $500,000 installment of the $1,500,000 was paid in two installments of $250,000 in October and November of 1999. The second installment was paid in $50,000 increments between January and October 2000. Payment of the final installment will remain unchanged. As before, payments towards the $1,500,000 are subject to meeting specified net sales and pretax income requirements. The transaction has been accounted for as a purchase and the purchase has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired of $6.0 million is being amortized over 15 years. The operations of CMG have been included with those of the Company commencing on March 23, 1999.

                             TARRANT APPAREL GROUP

 Twill Mill

   On December 2, 1998, the Company contracted to acquire a turn-key facility being constructed in Puebla, Mexico by Tex Transas, S.A. de C.V. ("Tex Transas"), an affiliate of the seller of the denim mill described above ("Jamil"). Construction of this facility commenced in the third quarter of 1998, and it was anticipated that the Company would take possession of this facility in fiscal 2000. On October 16, 2000, the Company revised its agreement regarding the turn-key facility to extend its option to purchase the facility until September 30, 2002. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right of all production capacity of the twill mill. With this amendment, the Company has also sold, at net book value, or leased, certain assets associated with the turnkey facility. The purchase price for such assets, together with approximately $12.5 million previously advanced by the Company to the developer of the facility, is represented by a promissory note of approximately $48 million payable over 5 years at and interest rate of eight and one-half percent on a 10 year amortization. The equipment sold and 1,724,000 shares of stock in the Company have been pledged as collateral for this note. No gain or loss was recognized on the transaction. In 1999, the equipment sold pursuant to this transaction was included in property and equipment not yet placed in service. From the time of the original option expiration date of March 31, 2000, the Company has charged the developer interest on equipment being installed. Included in interest income during the year ended December 31, 2000 is $932,000.

6. Debt

   Debt consists of the following:

                                                            December 31,
                                                       ------------------------
                                                          1999         2000
                                                       -----------  -----------
   Short term bank borrowing:
     Import trade bills payable....................... $ 5,315,382  $ 4,370,624
     Bank direct acceptances..........................  15,697,171   18,677,115
     Other Hong Kong credit facilities................   2,536,033    4,828,150
     United States credit facilities..................  31,596,232   15,771,458
                                                       -----------  -----------
                                                       $55,144,818  $43,647,347
                                                       ===========  ===========
   Long term debt:
     Vendor financing................................. $18,117,926  $15,599,540
     Equipment financing..............................  21,115,075   17,605,512
     Debt facility....................................         --    36,746,378
     Other debt.......................................   4,694,113      840,000
                                                       -----------  -----------
                                                        43,927,114   70,791,430
     Less current portion.............................  (9,771,867) (10,626,117)
                                                       -----------  -----------
                                                       $34,155,247  $60,165,313
                                                       ===========  ===========

   The Company has a credit facility of $33 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB") , for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one- half to three-quarters percent per annum. As of December 31, 2000, HKSB's U.S. dollar prime rate equaled nine and one-half percent. This facility is subject to certain restrictive covenants including a provision that the aggregate net

                             TARRANT APPAREL GROUP
worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. As of December 31, 2000 there was $20.0 million of outstanding borrowings under this facility. The Company is repaying its outstandings with Standard Chartered Bank Hong Kong by $500,000 per month. As of December 31, 2000, this outstanding loan amounted to $5.5 million.

   On January 21, 2000 the Company entered into a revolving credit, factoring and security agreement ("Debt Facility") with a syndicate of lending institutions. The Debt Facility provided for a revolving facility of $105.0, million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio, as defined. The facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition the facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, interest coverage ratios among others. In addition, the debt facility prohibits the payment of dividends during the term of the agreement. A total of $41 million was outstanding under the facility at December 31, 2000.

   On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2001. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants have been amended or waived, subject to, among other items the issuance of a stock warrant. The Company has agreed to pay an additional facility fee of $750,000 to the lender and grant the lender a Stock Subscription Warrant, which gives the lender the right to purchase 100,000 shares of the Company's stock at a purchase price equal to $4.00 per share through January 31, 2005.

   The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

   As of December 31, 2000 one of the Company's Mexico subsidiaries had a short term advance from Banco Bilboa Vizcaya amounting to $500,000.

   The Company's 51% owned subsidiary Jane Doe International, LLC had a factoring facility with CIT Group Commercial Services ("CIT"). CIT advances up to 85% of certain accounts receivables plus an over advance of not more than $500,000. Interest on advances accrued at one half of one percent below the prime rate. As of December 31, 2000 the prime rate equaled nine and one half percent and $685,000 was outstanding.

   The Company has two equipment loans outstanding for $12.9 million and $4.3 million from GE Capital Leasing and Bank of America Leasing respectively secured by equipment located in Puebla and Tlaxcala Mexico. Interest accrues at a rate of 2-1/2% over LIBOR. The loan from GE Capital Leasing will mature in the year 2005 and the loan from Bank of America Leasing in the year 2004. These facilities are subject to the same restrictive covenants as applicable to the HKSB and SCB facilities.

   During 1999 and 2000, certain equipment purchased by the Company was financed by vendors. A total of $16.9 million was financed with five-year promissory notes which bear interest ranging from 7.0% to 7.5%, and is payable in semi-annual payments which commenced in February 2000. Of this amount, $15.6 million was outstanding at December 31, 2000. Of this amount, $7.8 million is denominated in Deutsch marks and $0.8 million in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign

                             TARRANT APPAREL GROUP
currency fluctuation with regards to the debt. An unrealized gain of $667,623 and $441,811 was recorded at December 31, 1999 and 2000, respectively related to this fluctuation and is recorded in other income in the accompanying financial statements. In addition, during the year ended December 31, 2000 the Company entered into a hedge contract for Euros related to this debt. The Company terminated this contract in 2000, recording a loss of $965,000.

   Annual maturities for the long term debt and capital lease obligations are $10,626,117 (2001), $9,110,240 (2002), $7,490,415 (2003), $7,327,252 (2004);
and $36,237,406 (2005).

7. Income Taxes

   The provision (credit) for domestic and foreign income taxes is as follows:

                                                Year Ended December 31,
                                           ------------------------------------
                                              1998         1999        2000
                                           -----------  ----------  -----------
   Current:
     Federal.............................. $ 8,684,999  $5,038,514  $(4,661,591)
     State................................   2,220,313   1,335,804        6,503
     Foreign..............................   2,271,961   1,234,667    3,729,499
                                           -----------  ----------  -----------
                                            13,177,273   7,608,985     (925,589)
   Deferred:
     Federal..............................    (748,629)     (8,030)    (346,982)
     State................................     (11,157)   (155,261)    (197,513)
     Foreign..............................      (7,487)     (6,628)      (8,591)
                                           -----------  ----------  -----------
                                             (767,273)    (169,919)    (553,086)
                                           -----------  ----------  -----------
       Total.............................. $12,410,000  $7,439,066  $(1,478,675)
                                           ===========  ==========  ===========

   The source of income (loss) before the provision for taxes is as follows:

                                                 Year Ended December 31,
                                           ------------------------------------
                                              1998        1999         2000
                                           ----------- ----------- ------------
   Federal................................ $23,401,514 $13,527,366 $(18,125,699)
   Foreign................................  13,674,150   6,792,207   14,129,282
                                           ----------- ----------- ------------
       Total.............................. $37,075,664 $20,319,573 $ (3,996,417)
                                           =========== =========== ============

   Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $63,000, $56,000 and $48,000 at December 31, 1998, 1999 and 2000, respectively.

                             TARRANT APPAREL GROUP

   A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (benefit) on income is as follows:

                                             Year Ended December 31,
                                       -------------------------------------
                                          1998         1999         2000
                                       -----------  -----------  -----------
   Income tax (benefit) based on
    federal statutory rate............ $12,976,482  $ 7,111,850  $(1,358,782)
   State income taxes, net of federal
    benefit...........................   1,443,203      900,030     (122,246)
   Effect of foreign income taxes.....  (2,521,479)  (1,147,044)    (324,219)
   Valuation allowance and other......     511,794      574,230      326,572
                                       -----------  -----------  -----------
                                       $12,410,000  $ 7,439,066  $(1,478,675)
                                       ===========  ===========  ===========

   Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets are as follows:

                                                          December 31,
                                                     ------------------------
                                                        1999         2000
                                                     -----------  -----------
   Current deferred tax assets:
     Provision for doubtful accounts and unissued
      credits....................................... $ 1,171,428  $ 1,557,522
     Provision for other reserves...................   1,053,343    1,621,517
     Deferred compensation and benefits.............     156,455      219,275
     State taxes....................................     304,182          --
                                                     -----------  -----------
       Total current deferred tax assets............   2,685,408    3,398,314
   Current deferred tax liabilities:
     Unrealized gain................................    (272,030)    (227,532)
     Accounts receivable valuation..................    (184,718)     (81,741)
     Other..........................................  (1,662,941)  (1,970,234)
                                                     -----------  -----------
                                                      (2,119,689)  (2,279,507)
   Valuation allowance for deferred tax assets......    (371,487)    (371,487)
                                                     -----------  -----------
   Net current deferred tax asset................... $   194,232  $   747,320
                                                     ===========  ===========

8. Commitments and Contingencies

   The Company has entered into various non-cancelable operating lease agreements, principally for executive office, warehousing facilities and production facilities with un-expired terms in excess of one year. The future minimum lease payments under these non-cancelable operating leases are as follows:

                                                           Related
                                                            Party      Other
                                                          ---------- ----------
   2001.................................................. $1,298,666 $  770,075
   2002..................................................  1,329,924    527,903
   2003..................................................  1,329,924    446,777
   2004..................................................    336,774    395,876
   2005..................................................        --     358,708
   Thereafter............................................        --   1,700,619
                                                          ---------- ----------
     Total future minimum lease payments................. $4,295,288 $4,199,958
                                                          ========== ==========

                             TARRANT APPAREL GROUP

   Certain of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, of the premises. Total rent expense under the operating leases amounted to approximately $1,768,000, $1,730,000 and $2,407,000 for 1998, 1999 and 2000, respectively.

   The Company had open letters of credit of $19,208,000 and $12,738,304 as of December 31, 1999 and 2000, respectively.

   The Company has two employment contracts dated January 1, 1998 with two executives providing for base compensation and other incentives. Commitments under these agreements for base compensation amount to $1,000,000 for each of the two executives annually through December 31, 2002. Each contract also provides for annual bonuses of up to $2,000,000 for each executive and vesting of stock options based on attaining specified performance criteria. Effective January 10, 2000, these contracts were amended reducing the base salary to $500,000 for each of the two executives.

   In connection with the Jamil transaction, the Company entered into a three-year employment agreement with the principal shareholder of the sellers, pursuant to which the principal shareholder shall be entitled to receive (i) an annual base salary of $1 million subject to such periodic increases, if any, as the Company may deem to be appropriate, (ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and (iv) the right (the "Option") for ten years to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $25 per share. The Option will vest in three equal installments on April 1, 2000, 2001 and 2002 and will terminate upon the termination of the principal shareholders' employment by the Company; provided, however, that (i) the vesting of any installment shall be deferred to the date ten business days before the stated expiration date in the event the operating income of the Company's Mexican operations does not reach certain levels, and
(ii) if such termination of employment results from principal shareholder's death or permanent disability, any vested portion shall terminate on the earlier of the stated expiration date or the first anniversary of such termination of employment. In the event the Company terminates principal shareholder's employment without cause (as defined) the Company shall remain obligated to pay the principal shareholder an amount equal to his base salary for the remainder of the stated term. In the event the principal shareholder's employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to the principal shareholder, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination. As of January 1, 2000, the Company amended the annual base salary portion of principal shareholder's employment agreement referred to above from $1 million to $250,000.

   The Company has entered into an employment agreement with the sole shareholder of CMG, under which he is employed as President--Chazzz Division of the Company for a term commencing on March 23, 1999 and ending on March 31, 2002, and will be paid an annual base salary of $480,000. In the event the Company terminates his employment without cause, the sole shareholder shall be entitled to receive a lump sum payment of $480,000. In addition, the sole shareholder has agreed not to compete with the Company during the two years following the termination of his employment for any reason. In 2000, the sole shareholder agreed to a voluntary 20% reduction in salary to $384,000 for that year.

   The Company has entered into an employment agreement with the President and a former principal owner of Rocky Apparel, L.P. under which he is employed as President--Rocky Division of the Company for a term commencing on July 2, 1998 and ending on December 31, 2002 and will be paid a base salary which increases from $350,000 for 1998 to $450,000 for 2002 and will receive cash bonuses based upon certain performance criteria. In the event the Company terminates his employment without cause, the former principal owner shall be entitled to receive (i) a lump sum payment equal to his base salary for the shorter of the balance of the term or two years and (ii) accrued bonus, if any, through the date of termination. In the event the Company

                             TARRANT APPAREL GROUP
terminates the former principal owner's employment with cause, the Company is obligated to pay the compensation required by the agreement only through the date of termination. In addition, the former principal owner has agreed not to compete with the Company during the two years following the termination of his employment for cause. In 2000, the former principal owner agreed to a voluntary 20% reduction in salary to $360,000 for that year.

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

   The Company's Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 3,600,000 shares (as adjusted for a stock split effective May 1998) of the Company's common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant. The Plan was also amended to expand the types of awards which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits.

   In October 1998 the Company granted 1,000,000 non-qualified stock options not under the Plan. The options were granted to the Chairman and President of the Company at $13.50 per share, the closing sales price of the Common Stock on the day of the grant. The options expire in 2008 and vest over four years, subject to certain performance criteria.

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6% for 1998, 1999 and 2000; dividend yields of 0% for 1998, 1999 and 2000; weighted-average volatility factors of the expected market price of the Company's common stock of 0.58 for 1998, 0.63 for 1999 and 1.28 for 2000; and a weighted-average expected life of the option of four years.

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

                             TARRANT APPAREL GROUP

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               1998        1999       2000
                                            ----------- ---------- -----------
   Pro forma net income (loss)............. $21,251,000 $8,676,000 $(7,445,975)
   Pro forma earnings (loss) per share
     Basic................................. $      1.57 $     0.57 $     (0.47)
     Diluted............................... $      1.56 $     0.55 $     (0.47)

   A summary of the Company's stock option activity, and related information for the years ended December 31 (as adjusted for a two-for-one stock split effective May 8, 1998) follows:

                                 1998                1999                2000
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  1,419,734   $ 5.64  2,401,597   $11.06  2,876,737   $14.43
  Granted...............  1,624,000    13.94    779,000    22.47     95,750     9.61
  Exercised.............   (532,137)    6.28   (245,360)   26.32    (20,000)    4.28
  Forfeited.............   (110,000)    6.53    (58,500)   17.36   (255,000)   13.99
                          ---------   ------  ---------   ------  ---------   ------
Outstanding at end of
 year...................  2,401,597   $11.06  2,876,737   $14.43  2,697,487   $14.29
                          =========   ======  =========   ======  =========   ======
Exercisable at end of
 year...................    759,667             740,211           1,631,220
Weighted average per
 option fair value
 of options granted
 during the year........              $ 7.22              $10.64              $ 7.88

   Exercise prices for options outstanding as of December 31, 2000 ranged from 887,612 options at $3.00 to $11.25, 1,253,375 options at $13.31 to $18.54 and
556,500 options at $25.00 to $45.50. The weighted average remaining contractual life of those options is 7.3 years. Options vest over a period of three or four years from respective grant dates.

                             TARRANT APPAREL GROUP

   A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                 Year Ended December 31,
                                           -----------------------------------
                                              1998        1999        2000
                                           ----------- ----------- -----------
Basic EPS Computation:
 Numerator................................ $24,665,664 $12,880,507 $(2,517,742)
 Denominator:
  Weighted average common shares
   outstanding............................  13,519,517  15,199,893  15,814,693
                                           ----------- ----------- -----------
    Total shares..........................  13,519,517  15,199,893  15,814,693
                                           ----------- ----------- -----------
Basic EPS................................. $      1.82 $      0.85 $     (0.16)
                                           =========== =========== ===========
Diluted EPS Computation:
 Numerator................................ $24,665,664 $12,880,507 $(2,517,742)
 Denominator:
  Weighted average common shares
   outstanding............................  13,519,517  15,199,893  15,814,693
  Incremental shares from assumed exercise
   of options.............................     897,333   1,114,236         --
                                           ----------- ----------- -----------
    Total shares..........................  14,416,850  16,314,129  15,814,693
                                           ----------- ----------- -----------
Diluted EPS............................... $      1.71 $      0.79 $     (0.16)
                                           =========== =========== ===========

   Options have been excluded from the computation in 2000 as the impact would be anti-dilutive.

10. Supplemental Schedule of Cash Flow Information

                                                  1998       1999       2000
                                               ---------- ---------- ----------
   Cash paid for interest..................... $2,079,000 $4,340,000 $8,685,236
                                               ========== ========== ==========
   Cash paid for income taxes................. $7,816,000 $7,024,000 $3,861,296
                                               ========== ========== ==========

   During 2000, in a noncash transaction, the Company sold certain equipment and other assets to a related party at net book value. The purchase price of such assets, together with $12.5 million previously advanced is represented by a $48.0 million note receivable.

11. Related-Party Transactions

   Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                 1998      1999        2000
                                               -------- ----------- -----------
   Sales to related parties................... $     -- $ 2,623,000 $ 4,069,000
   Purchases from related parties............. $725,000 $15,163,000 $20,972,000

   As of December 31, 1999 and 2000, related party affiliates were indebted to the Company in the amounts of $1.0 million and $7.6 million, respectively. Total interest paid by related party affiliates and the Chairman and President was $214,000 and $180,000 for the years ended December 31, 1999 and 2000, respectively.

   The Company has, from time to time, advanced funds to officers including the Chairman and President and to corporations owned by the Chairman and President. The maximum outstanding amounts of such loans

                             TARRANT APPAREL GROUP
during 1999 and 2000 were $5.7 million and $9.5 million, respectively. Loans made to these persons in 1999 and 2000 bore interest at the rate of 7% and 7.75% per annum, respectively. In addition, during 1999 and 2000 advances were received by the Company from the Chairman and President for working capital purposes. The balance outstanding at December 31, 1999 and 2000 was $16.1 million and $13.9 million respectively. The maximum outstanding during 1999 and 2000 was $16.1 million and $14.8 million respectively. The advances bear interest at 7.75% and are expected to be repaid in the current fiscal year. Total interest paid on such advances amounted to $257,000 and $389,000 for 1999 and 2000 respectively.

   In 1998 and 2000, the Company advanced an aggregate of $2.0 million and $4.2 million, respectively, to a corporation controlled by parties related to one of the Original Shareholders. Such advances were repaid within 90 days.

   Under lease agreements entered into between the Company and two entities owned by the Chairman and President, the Company paid $1,269,000 in 1999 and $1,299,000 in 2000 for rent for office and warehouse facilities. In addition during 1999 and 2000, the Company leased an airplane from 477 Aviation LLC for the purpose of transporting employees of the Company. 477 Aviation LLC is wholly owned by the Company's principal shareholder. Lease payments amounted to $328,000 and $375,000 for the years ended December 31, 1999 and 2000 respectively.

   In 1998, a California limited liability company owned by the Chairman and President of the Company purchased 2,300,000 shares of the Common Stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. On December 1, 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of the Company in Mexico. The Company transferred $3.0 million of trim inventory to Tag-It in December 1998. This arrangement is terminable by either the Company or Tag-It at any time. The Company believes that the terms of this arrangement, which is subject to the acceptance of the Company's customers, are no less favorable to the Company than could be obtained from unaffiliated third parties. The Company purchased $20.9 million and $15.2 million of trim inventory from Tag-it for the years ended December 31, 2000 and 1999, respectively.

   As of December 31, 2000, Aris Industries, Inc. ("Aris") owed the Company approximately $5.8 million for goods manufactured and shipped by the Company. On February 12, 2001, Aris and the Company entered into an agreement under which Aris will pay the Company $2.5 million in cash and issue the Company
1.5 million shares of its common stock in full satisfaction of the debt. If at December 31, 2001, the 1.5 million shares are not valued at $3.3 million, Aris will either issue the Company additional shares or at the choice of the Company pay in cash to cover the difference. As of December 31, 2000, the Chairman and President jointly owned approximately 7% of the outstanding shares of Aris.

                             TARRANT APPAREL GROUP

12. Operations by Geographic Areas

   The Company operates primarily in one industry segment, the design, manufacturing and importation of private label, moderately priced, casual apparel. Information about the Company's operations in the United States and Asia is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                   Adjustments
                             United                                    and
                             States         Asia        Mexico    Eliminations      Total
                          ------------  ------------ ------------ -------------  ------------
1998
Sales...................  $345,685,000  $ 32,471,000              $         --   $378,156,000
Inter-company sales.....    11,289,000   151,957,000               (163,246,000)          --
                          ------------  ------------              -------------  ------------
Total revenue...........  $356,974,000  $184,428,000              $(163,246,000) $378,156,000
                          ============  ============              =============  ============
Income from operations..  $ 24,751,000  $ 13,820,000              $         --   $ 38,571,000
                          ============  ============              =============  ============
Total assets............  $143,211,000  $ 78,431,000              $ (67,751,000) $153,891,000
                          ============  ============              =============  ============
1999
Sales...................  $376,952,000  $ 13,278,000 $  5,111,000 $         --   $395,341,000
Inter-company sales.....    17,517,000   112,517,000   40,597,000  (170,631,000)          --
                          ------------  ------------ ------------ -------------  ------------
Total revenue...........  $394,469,000  $125,795,000 $ 45,708,000 $(170,631,000) $395,341,000
                          ============  ============ ============ =============  ============
Income from operations..  $ 16,859,000  $  7,092,000 $    996,000 $         --   $ 24,947,000
                          ============  ============ ============ =============  ============
Total assets............  $182,286,000  $ 81,219,000 $122,827,000 $ (91,290,000) $295,042,000
                          ============  ============ ============ =============  ============
2000
Sales...................  $368,308,000  $ 16,874,000 $  9,987,000 $         --   $395,169,000
Inter-company sales.....    47,632,000   107,860,000   84,664,000  (240,156,000)          --
                          ------------  ------------ ------------ -------------  ------------
Total revenue...........  $415,940,000  $124,734,000 $ 94,651,000 $(240,156,000) $395,169,000
                          ============  ============ ============ =============  ============
Income (loss) from
 operations.............  $ (8,131,000) $  8,217,000 $  2,003,000 $         --   $  2,089,000
                          ============  ============ ============ =============  ============
Total assets............  $249,064,000  $ 97,246,000 $161,449,000 $(194,290,000) $313,469,000
                          ============  ============ ============ =============  ============

   The Company commenced sourcing operations in Mexico in 1997. Sales from such operations were approximately $104 million in 1998 and total assets at December 31, 1998 were $1.1 million.

13. Employee Benefit Plans

   On August 1, 1992, Tarrant HK established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant HK. Participants may contribute up to 5% of their salary to the plan. The Company makes annual matching contributions. Costs of the plan charged to operations for 1998, 1999 and 2000 amounted to approximately $84,000, $101,000 and $119,289, respectively.

   On July 1, 1994, the Company established a defined contribution retirement plan covering all of its U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of the Company. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. The Company's contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants'

                             TARRANT APPAREL GROUP
contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, the Company may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 1998, 1999 and 2000 amounted to approximately $166,000, $191,000 and $256,700, respectively.

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

14. LDA Option

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

15. Subsequent Events (Unaudited)

   On March 29, 2001 the Company completed the acquisition of a sewing facility located in Ajalpan Mexico. This facility, which was constructed during 1999 and commenced operations in 2000, was used by the Company for production during 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines. The Company paid $11 million for this facility. This entire amount had been paid through advances except for approximately $2 million as of December 31, 2000. The purchase price includes, land, buildings and all equipment, in addition to a trained labor force of about 2,000 employees in place.

                             TARRANT APPAREL GROUP

16. Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended December 31, 1998, 1999 and 2000:

                                      Quarter Ended                       Year
                                  ---------------------                   Ended
                         March 31 June 30  September 30 December 31(1) December 31
                         -------- -------- ------------ -------------- -----------
                                   (In thousands, except per share data)
1998
Net sales............... $ 64,257 $100,100   $114,948      $ 98,850     $378,155
Gross profit............   10,947   20,265     19,690        20,176       71,078
Operating income........    4,558   11,674     11,374        10,965       38,571
Net income.............. $  2,780 $  7,223   $  7,094      $  7,569     $ 24,666
Net income per common
 share:
  Basic................. $    .21 $    .54   $    .52      $    .55     $   1.82
  Diluted............... $    .20 $    .51   $    .49      $    .50     $   1.71
Weighted average shares
 outstanding:
  Basic.................   13,281   13,432     13,592        13,773       13,520
  Diluted...............   13,756   14,254     14,454        15,204       14,417

1999
Net sales............... $ 84,063 $109,762   $110,542      $ 90,974     $395,341
Gross profit............   15,988   19,008     19,269        11,945       66,210
Operating income
 (loss).................    7,936    9,722      9,030        (1,741)      24,947
Net income (loss)....... $  4,599 $  5,652   $  4,870      $ (2,241)    $ 12,881
Net income (loss) per
 common share:
  Basic................. $    .33 $    .37   $    .31      $  (0.14)    $    .85
  Diluted............... $    .30 $    .33   $    .30      $  (0.14)    $    .79
Weighted average shares
 outstanding:
  Basic.................   13,853   15,361     15,783        15,801       15,200
  Diluted...............   15,524   17,131     16,438        15,801       16,314

2000
Net sales............... $102,416 $104,360   $107,019      $ 81,374     $395,169
Gross profit............   16,943   19,308     21,204         5,381       62,836
Operating income
 (loss).................    4,505    5,534      4,595       (12,545)       2,089
Net income (loss)....... $  1,891 $  1,729   $  1,684      $ (7,822)    $ (2,518)
Net income (loss) per
 common share:
  Basic................. $    .12 $    .11   $    .11      $  (0.49)    $  (0.16)
  Diluted............... $    .12 $    .11   $    .11      $  (0.49)    $  (0.16)
Weighted average shares
 outstanding:
  Basic.................   15,802   15,812     15,822        15,822       15,815
  Diluted...............   15,953   15,970     15,979        15,822       15,815

- --------
(1) In the fourth quarter of 2000, the Company recorded a book to physical adjustment of $3.2 million, a $965,000 loss on a foreign currency hedge and the write-off of certain assets of $350,000 related to abandonments of leasehold improvements in Mississippi and Mexico.

                                                                     SCHEDULE II

                             TARRANT APPAREL GROUP

                       VALUATION AND QUALIFYING ACCOUNTS

                                     Additions  Additions
                          Balance at Charged to  Charged             Balance at
                          Beginning  Costs and  to Other               End of
                           of Year    Expenses  Accounts  Deductions    Year
                          ---------- ---------- --------- ---------- ----------
For the year ended
 December 31, 1998
  Allowance for returns
   and discounts......... $1,555,812 $  691,194 $    --    $    --   $2,247,006
                          ========== ========== ========   ========  ==========
For the year ended
 December 31, 1999
  Allowance for returns
   and discounts......... $2,247,006 $  961,312 $          $         $3,208,318
                          ========== ========== ========   ========  ==========
For the year ended
 December 31, 2000
  Allowance for returns
   and discounts......... $3,208,318 $1,127,089 $          $         $4,335,407
                          ========== ========== ========   ========  ==========

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2000.

                                          Tarrant Apparel Group

                                                    /s/ Gerard Guez
                                          By: _________________________________
                                                        Gerard Guez
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Gerard Guez               Chief Executive Officer      March 31, 2001
______________________________________  and Director (Principal
             Gerard Guez                Executive Officer

           /s/ Todd Kay                Vice Chairman and            March 31, 2001
______________________________________  President
               Todd Kay

        /s/ Scott Briskie              Vice President Finance       March 31, 2001
______________________________________  Chief Financial Officer
            Scott Briskie               and Director (Principal
                                        Financial and Accounting
                                        Officer)

     /s/ Karen S. Wasserman            Executive Vice President,    March 31, 2001
______________________________________  General Merchandising
          Karen S. Wasserman            Manager and Director

       /s/ James R. Miller             Director                     March 31, 2001
______________________________________
           James R. Miller

      /s/ Nicolas Berggruen            Director                     March 31, 2001
______________________________________
          Nicolas Berggruen

          /s/ Barry Aved               Director                     March 31, 2001
______________________________________
              Barry Aved