Form 10-Q
period 2001-03-31
TARRANT APPAREL GROUP
filed 2001-05-15
CIK 944948

     As filed with the Securities and Exchange Commission on May 15, 2001
     --------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934. For the quarterly period ended March 31, 2001

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

                                Yes [X]  No [_]

Number of shares of Common Stock of the registrant outstanding as of May 1, 2001: 15,832,315.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                                               PAGE
                                                                                                                               ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000 (Audited)......................        3

         Consolidated Statements of Income for the Three Months Ended March 31, 2001 and March 31, 2000.................        4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2000.............        5

         Notes to Consolidated Financial Statements.....................................................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................        8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................................       14

                                              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................................       15

Item 2.  Changes in Securities..........................................................................................       15

Item 3.  Defaults Upon Senior Securities................................................................................       15

Item 4.  Submission of Matters to a Vote of Security Holders............................................................       15

Item 5.  Other Information..............................................................................................       15

Item 6.  Exhibits and Reports on Form 8-K...............................................................................       15

         SIGNATURES.....................................................................................................       16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                                        March 31, 2001     December 31,2000
                                                                                        --------------     ----------------
                                                                                          (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents..........................................................    $   2,680,403       $  2,649,297
   Accounts receivable, net...........................................................       76,120,918         66,310,491
   Due from affiliates................................................................           92,691          7,565,207
   Due from officers..................................................................          582,609            611,286
   Inventory..........................................................................       69,664,600         61,074,614
   Temporary quota....................................................................        2,600,158            227,628
   Note receivable-related party......................................................        3,232,111          3,232,111
   Prepaid expenses and other receivables.............................................       12,357,855          8,250,622
   Deferred tax asset.................................................................        1,047,745            747,320
   Income tax receivable..............................................................          102,449            102,449
                                                                                          -------------       ------------

   Total current assets...............................................................      168,481,539        150,771,025

Property and equipment, net...........................................................       92,556,845         87,322,390
Permanent quota, net..................................................................          325,044            417,936
Note receivable-related party.........................................................       43,461,550         43,703,866
Other assets..........................................................................        3,741,760          6,522,295
Excess of cost over fair value of net assets acquired.................................       28,710,911         24,731,205
                                                                                          -------------       ------------

   Total assets.......................................................................    $ 337,277,649       $313,468,717
                                                                                          =============       ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term bank borrowings.........................................................    $  38,960,084       $ 43,647,347
   Accounts payable...................................................................       37,888,868         29,216,712
   Accrued expenses...................................................................       12,493,412         15,632,050
   Income taxes.......................................................................        7,001,315          4,464,282
   Due to shareholders................................................................       12,757,579         13,851,327
   Current portion of long-term obligations...........................................        7,012,192         10,626,117
                                                                                          -------------       ------------

   Total current liabilities..........................................................      116,113,450        117,437,835
Long-term obligations.................................................................       83,567,835         60,165,313
                                                                                          -------------       ------------

Total liabilities.....................................................................      199,681,285        177,603,148

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; none issued and outstanding..........              ---                ---
   Common stock, no par value, 20,000,000 shares authorized; 15,832,315 shares
   (2001) and 15,802,315 shares (2000) issued and outstanding.........................       69,302,683         69,302,683
   Contributed capital................................................................        1,434,259          1,434,259
   Retained earnings..................................................................       66,294,067         65,847,631
   Accumulated other comprehensive income (loss)......................................          565,355           (719,004)
                                                                                          -------------       ------------

   Total shareholders' equity.........................................................      137,596,364        135,865,569
                                                                                          -------------       ------------

   Total liabilities and shareholders' equity.........................................    $ 337,277,649       $313,468,717
                                                                                          =============       ============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                       2001                       2000
                                                                                       ----                       ----
Net sales.....................................................................    $ 84,330,148               $ 102,415,815
Cost of sales.................................................................      69,911,338                  85,472,864
                                                                                  ------------               -------------

Gross profit..................................................................      14,418,810                  16,942,951
Selling and distribution expenses.............................................       3,923,010                   4,201,174
General and administrative expenses...........................................       8,876,116                   7,568,567
Amortization of excess of cost over fair value of net assets acquired.........         728,790                     667,791
                                                                                  ------------               -------------

Income from operations........................................................         890,894                   4,505,419
Interest expense..............................................................      (1,868,187)                 (1,941,762)
Interest income...............................................................        1,026,329                     43,568
Minority interest.............................................................          345,905                        ---
Other income..................................................................          313,694                    394,834
                                                                                  -------------              -------------

Income before provision for income taxes......................................          708,635                  3,002,059
Provision for income taxes....................................................         (262,194)                (1,110,762)
                                                                                  -------------              -------------

Net income....................................................................    $     446,441              $   1,891,297
                                                                                  =============              =============

Net income per share:
   Basic......................................................................    $        0.03              $        0.12
                                                                                  =============              =============

   Diluted....................................................................    $        0.03              $        0.12
                                                                                  =============              =============

Weighted average common and common equivalent shares:
   Basic......................................................................       15,822,315                 15,802,315
                                                                                  =============              =============

   Diluted....................................................................       15,824,645                 15,953,117
                                                                                  =============              =============


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                 Three Months Ended March 31,
                                                                                                 ---------------------------
                                                                                            2001                           2000
                                                                                            ----                           ----
Operating activities
Net income..........................................................................   $    446,441                  $   1,891,297

Adjustments to reconcile net income to net cash  (used in) operating activities:
  Deferred taxes....................................................................       (300,425)                       449,465
  Depreciation and amortization.....................................................      3,387,578                      2,799,817
  Unrealized gain on foreign currency...............................................       (362,266)                            --
  Effect of changes in foreign currency.............................................      1,236,705                      2,398,255
  Provision for returns and discounts...............................................        835,881                         35,010
  Changes in operating assets and liabilities:
    Accounts receivable.............................................................    (10,646,307)                   (17,517,387)
    Due from affiliates and officers................................................      5,274,584                        751,855
    Inventory.......................................................................     (8,589,986)                     2,471,011
    Temporary quota.................................................................     (2,372,530)                      (280,124)
    Prepaid expenses and other receivables..........................................     (4,107,233)                    (3,377,973)
    Accounts payable................................................................      8,672,157                       (534,854)
    Accrued expenses and income tax payable.........................................       (601,606)                       (53,127)
                                                                                       ------------                  -------------

    Net cash used in operating activities...........................................     (7,127,007)                   (10,966,755)
                                                                                       ------------                  -------------

Investing activities
  Purchase of fixed assets...........................................................    (1,461,195)                    (9,064,867)
  Purchase of permanent quota........................................................           ---                       (221,936)
  Proceeds from notes receivable.....................................................       242,316                            ---
  Acquisitions.......................................................................    (5,307,391)                           ---
  Decrease in other assets...........................................................      (685,465)                    (3,589,807)
                                                                                       ------------                  -------------

    Net cash used in investing activities............................................    (7,211,735)                   (12,876,610)
                                                                                       ------------                  -------------

Financing activities
  Short-term bank borrowings, net....................................................    (4,687,264)                   (18,252,738)
  Proceeds from long-term obligations................................................    23,169,747                     55,519,944
  Payment of long-term obligations and bank borrowings...............................    (3,018,887)                    (3,303,846)
  Repayments to shareholders/officers................................................    (1,093,748)                    (11,880,797)
  Exercise of stock options including related tax effect.............................           ---                       (122,525)
  Repurchase of shares...............................................................           ---                        112,500
                                                                                       ------------                  -------------

   Net cash provided by financing activities.........................................    14,369,848                     22,072,538
                                                                                       ------------                  -------------

Increase (decrease) in cash and cash equivalents.....................................        31,106                    (1,770,827)
Cash and cash equivalents at beginning of period.....................................     2,649,297                      2,239,511
                                                                                       ------------                  -------------

Cash and cash equivalents at end of period...........................................  $  2,680,403                  $     468,684
                                                                                       ============                  =============

                            See accompanying notes.

                             TARRANT APPAREL GROUP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Organization and Basis of Consolidation

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly Fashion Resource, Inc.) (the Parent Company or the Company), and its wholly owned subsidiaries located primarily in the United States, Mexico, and Asia. The Company owns 51% of Jane Doe International, LLC (JDI) and consolidates JDI and reflects the minority interest in the accompanying financial statements. All intercompany amounts are eliminated in consolidation.

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

The consolidated financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Assets and liabilities of the Mexico, Hong Kong and United Arab Emirates subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which the Company transacts business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.


3. Accounts Receivable

Accounts receivable consists of the following:

                                                                                      March 31, 2001      December 31, 2000
                                                                                      --------------      -----------------
United States accounts receivable..............................                          $66,521,663           $ 49,441,957
Foreign trade accounts receivable..............................                            7,734,505             13,887,587
Due from factor................................................                            1,953,788              1,788,066
Other receivables..............................................                            5,082,249              5,528,288
Allowance for returns and discounts............................                           (5,171,287)            (4,335,407)
                                                                                         -----------           ------------

                                                                                         $76,120,918           $ 66,310,491
                                                                                         ===========           ============

4.    Inventory

Inventory consists of the following:

                                                                                      March 31, 2001      December 31, 2000
                                                                                      --------------      -----------------
Raw materials
  Fabric and trim accessories..................................                          $16,833,897            $14,002,993
  Raw cotton...................................................                            1,926,594              2,233,428
Work-in-process................................................                           18,525,361             10,111,690
Finished goods shipments-in-transit............................                            4,244,276              7,994,996
Finished goods.................................................                           28,134,472             26,731,507
                                                                                         -----------            -----------

                                                                                         $69,664,600            $61,074,614
                                                                                         ===========            ===========

                             TARRANT APPAREL GROUP

                                  (Unaudited)


5.  Debt

Short term bank borrowings consist of the following:

                                                                                      March 31, 2001      December 31, 2000
                                                                                      --------------      -----------------

Import trade bills payable.....................................                          $ 4,858,643            $ 4,370,624
Bank direct acceptances........................................                           18,142,754             18,677,115
Other Hong Kong credit facilities..............................                            2,770,617              4,828,150
United States credit facilities................................                           13,188,070             15,771,458
                                                                                         -----------            -----------

                                                                                         $38,960,084            $43,647,347
                                                                                         ===========            ===========


Long term obligations consists of the following:

                                                                                      March 31, 2001       December 31, 2000
                                                                                      ---------------      -----------------

Vendor financing....................................................                     $13,243,129           $  15,599,540
Equipment loans and capital leases..................................                      16,691,884              17,605,512
Debt facility.......................................................                      59,916,125              36,746,378
Other debt..........................................................                         728,889                 840,000
                                                                                         -----------           -------------

                                                                                          90,580,027              70,791,430

Less current portion................................................                      (7,012,192)            (10,626,117)
                                                                                         -----------           -------------

                                                                                         $83,567,835           $  60,165,313
                                                                                         ===========           =============

The majority of the long-term debt at March 31, 2001 pertains to a revolving credit, factoring and security agreement (the "Debt Facility") entered into on January 21, 2000 with a syndicate of lending institutions. The Debt Facility provided for a revolving facility of $105.0, million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio, as defined. The facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payments of dividends. A total of $64 million was outstanding under the Debt Facility at March 31, 2001.

On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2001. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants have been amended or waived, subject to, among other items, the issuance of a stock warrant. The Company has agreed to pay an additional facility fee of $750,000 to the lender and grant the lender a Stock Subscription Warrant, which gives the lender the right to purchase 100,000 shares of the Company's Common Stock at a purchase price equal to $4.00 per share through January 31, 2005. The Company was either in compliance or had received commitments for waivers with regard to the March 31, 2001 covenants.

Included in long-term debt are certain secured and unsecured equipment financings related to the capital investment program in Mexico. A total of $8.3 million at March 31, 2001 of this debt is denominated in Deutsch marks and the Euro. The Company bears the risk of any foreign currency fluctuation with regard to this debt.

6.  Acquisition

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V., which is a majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for sewing during 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year. The Company paid $11 million for this facility. This entire amount had been paid through advances and the transfer of certain receivables except for approximately $1.2 million as of March 31, 2001. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three facilities, two of which are owned by the Company. The Company has an exclusive contract with the third.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
----------------------

General

The Company, a leading provider of private label casual apparel, serves specialty retail, mass merchandise, and discount department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and customer base to service over 20 customers during 2000.The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Lane Bryant, Structure and Express, all of which are divisions of The Limited, Inc. as well as Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl's, Mervyn's, Sears and Wal-Mart. The Company also manufactures "branded" merchandise for several major designers. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets.

In 1997, the Company commenced the vertical integration of its business in Mexico. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. While the Company continues with its traditional sourcing business predominately from the Far East, the Company believes there is a major competitive advantage in being a fully integrated supplier with the capability of controlling and managing the process of manufacturing from raw materials to finished garments and that vertical integration should reduce the product cost, allow the Company to better control production variances and make the Company more competitive in today's business environment. In becoming a vertically integrated manufacturer, the Company has experienced difficulties in developing the skilled labor base necessary to operate efficiently, and has suffered lower gross margins and higher expenses as a result. In addition, gross margins have been adversely affected by inventory variances and markdowns, while SG&A expenses have increased due to overhead inefficiencies. The Company has made progress in addressing these problems, such as in reducing outside contractors from 26 to three and reducing duplicate overhead between the United States and Mexico. The Company expects to see the benefits of lower production costs as it manages the challenge of multiple production locations in Mexico. In order to execute its vertical integration strategy, the Company has taken the following actions: (i) facilities have been acquired and developed to support anticipated capacity requirements; (ii) computer systems are being developed and installed, which better allow the Company to track its production and inventory; (iii) new operational policies were implemented to ensure operations functioned efficiently and effectively; and (iv) a new management team was put in place in Mexico to direct the Company's transition into a fully vertical integrated manufacturer. The Company's vertical integration strategy has encountered delays and costs customary for the startup of new businesses, including the development of policies, procedures and systems and locating and retaining qualified management. In addition, these delays and costs have been exacerbated by the need to understand local customs, the significant political, economic and cultural changes in Mexico and the delays and costs associated with developing operations and systems. Prior to 1999, the Company had no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "--Factors That May Affect Future Results"

For a detailed description of the Company's acquisitions and development of production facilities in Mexico see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V., which is a majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for sewing during 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year. The Company paid $11 million for this facility. This entire amount had been paid through advances and the transfer of certain receivables except for approximately $1.2 million as of March 31, 2001. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three facilities, two of which are owned by the Company. The Company has an exclusive contract with the third.

In April 2000, the Company formed Jane Doe International, LLC ("JDI") for the purpose of purchasing the assets of Needletex, Inc., the owner of the Jane Doe brand. JDI is owned 51% by the Company and 49% by Needletex, Inc. During 2000, the Company experienced a $2.6 million loss as a result of this operation. Accordingly, in March 2001, the Company began the conversion of JDI from an operating company to a licensing company. To date, JDI has licensed the use of the Jane Doe marks for use in connection with kids apparel and leather apparel. The Company anticipates entering into additional licenses during 2001.

Factors That May Affect Future Results

This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Vertical Integration. In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. Prior to April 1999, the Company had no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. The Company is also subject to the risks associated with doing business in foreign countries including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues.

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

Reliance on Key Customers. Affiliated stores owned by The Limited, Inc. (including Lerner New York, Limited Stores, Structure, Express and Lane Bryant) accounted for approximately 44% and 43% of the Company's net sales in 2000 and 1999, respectively. The loss of such customers could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited, Inc., require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws and inspect the Company's facilities often. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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


 Results of Operations

 The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                 2001                    2000
                                                                                -----                   -----
Net sales............................................                           100.0%                  100.0%
Cost of sales........................................                            82.9                    83.5
                                                                                -----                   -----

Gross profit.........................................                            17.1                    16.5
Selling and distribution expenses....................                             4.7                     4.1
General and administration expenses*.................                            11.4                     8.0
                                                                                -----                   -----

Operating income.....................................                             1.0                     4.4
Interest expense.....................................                            (2.2)                   (1.9)
Other income.........................................                             1.6                     0.4
Minority interest....................................                             0.4                     ---
                                                                                -----                   -----

Income before taxes..................................                             0.8                     2.9
Income taxes.........................................                             0.3                     1.1
                                                                                -----                   -----

Net income...........................................                             0.5%                    1.8%
                                                                                =====                   =====

    * Includes amortization of excess of cost over fair value of net assets acquired.

First Quarter 2001 Compared to First Quarter 2000

Net sales decreased by $18.1 million, or 17.7%, from $102.4 million in the first quarter of 2000 to $84.3 million in the first quarter of 2001. The decrease in net sales included a decrease in sales of $25.1 million to mass merchandisers, a decrease of $6.2 million to divisions of The Limited, Inc. an increase of $6.7 million to branded businesses and an increase of $3.3 million as a result of the acquisition of JDI. The decrease in net sales to mass merchandisers was primarily attributable to two customers and was due to production problems in Mexico associated with third party contractors. The Company believes it has addressed this issue with the consolidation of outside contractors in Mexico. Sales to divisions of The Limited, Inc. in the first quarter of 2001 amounted to 40% of net sales, as compared to 39% in the comparable quarter in the prior year.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first quarter of 2001 was $14.4 million, or 17.1% of net sales, compared to $16.9 million, or 16.5% of net sales, in the comparable prior period. The decrease in the gross profit occurred primarily as a result of the decline in sales in the first quarter of 2001. The increase in gross profit percent from 16.5% to 17.1% was due to increased efficiencies in Mexico as well as the Company's cost cutting efforts.

Selling and distribution expenses decreased from $4.2 million in the first quarter of 2000 to $3.9 million in the first quarter of 2001. As a percentage of net sales, these expenses increased from 4.1% in 2000 to 4.7% in 2001. General and administrative expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $8.2 million in the first quarter of 2000 to $9.6 million in the first quarter of 2001. As a percentage of net sales, these expenses increased from 8.0% in the first quarter of 2000 to 11.4% in the first quarter of 2001. The $1.4 million increase is attributable to the acquisition of JDI in April 2000 which incurred $1.4 million in general and administrative expenses in the first quarter of 2001.

Operating income in the first quarter of 2001 was $0.9 million, or 1.0% of net sales, compared to $4.5 million, or 4.4% of net sales, in the comparable prior period as a result of the factors discussed above.

Interest expense decreased 4.0%, from $1.9 million in the first quarter of 2000 to $1.8 million in the first quarter of 2001. Interest expense is offset by interest income of $1.0 million in the first quarter of 2001 from the note receivable related to the sale of certain equipment pertaining to the Twill Mill. Other income decreased from $394,834 in the first quarter of 2000 to $313,694 in the first quarter of 2001.

Minority interest of $345,905 for the first quarter of 2001 represents the minority partners share of losses of JDI, which the Company acquired a 51% interest in on April 12, 2000. In March 2001, the Company began the conversion of JDI from an operating Company to a licensing Company.

Net sales increased from $81.4 million in the fourth quarter of 2000 to $84.3 million in the first quarter of 2001.

Selling and distribution and general and administrative expenses for the fourth quarter of 2000 were $4.3 million and $13.6 million, respectively. As noted, selling and distribution and general and administrative expense was $3.9 million and $9.6 million, respectively in the first quarter of 2001. As a percentage of net sales, these expenses were 5.3% and 16.7%, respectively in the fourth quarter of 2000 as compared to 4.7% and 11.4%, respectively in the first quarter of 2001. The improvements shown from the fourth quarter of 2000 to the first quarter of 2001 represent the reduction of duplicate overhead between the United States and Mexico and continued development of operating efficiencies.

Operating income for the first quarter of 2001 was $0.9 million as compared to a loss of $12.5 million in the fourth quarter of 2000.

Liquidity and Capital Resources

The Company is highly leveraged. The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options.

During the first quarter of 2001, net cash used in operating activities was $7.1 million, as compared to net cash used in operating activities of $11.0 million in 2000. Net cash used in operations in 2001 resulted primarily from net income of $0.4 million adjusted for depreciation and amortization of $3.4 million. In addition to these items, the components of working capital impacting cash from operations included increases of $10.6 million in accounts receivable, $8.6 million in inventory $2.4 million in temporary quota and $4.1 million in prepaid expenses and other assets offset by an increase of $8.7 million in accounts payable. Changes from prior years were a result of net income provided and changes in working capital.

During the first quarter of 2001, cash flow used in investing activities was $7.2 million, compared to $12.9 million in 2000 and $12.5 million in 1999. Cash used in investing activities in 2001 included approximately $1.5 million primarily used to acquire fixed assets and construction costs in Mexico to build production facilities and $11.0 million used to acquire a sewing facility in Ajalpan, Mexico. A portion of the $11.0 million purchase was advanced during fiscal 2000.

In 2001, cash flow provided by financing activities was $14.4 million. This was primarily due to advances under the new debt facility offset by pay downs of existing facilities. Cash provided by financing activities was $22.1 million in 2000 and cash used in financing activities was $0.4 million in 1999.

The Company has a credit facility of $33 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB"), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of March 31, 2001, HKSB's U.S. dollar prime rate equaled eight percent. This facility is subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. As of March 31, 2001 there was $18.0 million of outstanding borrowings under this facility. As of March 31, 2001, the Company was either in compliance or received a waiver with regards to the acceptance.

The Company is repaying its previous outstandings with Standard Chartered Bank Hong Kong by $500,000 per month. As of March 31, 2001, this outstanding loan amounted to $3.9 million.

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus LIBOR rate margin determined by the Total Leverage Ratio (as defined). The facility is collaterized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. A total of $64 million was outstanding under the facility at March 31, 2000.

On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105 million facility to $90 million. It also requires the Company to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants have been amended or waived, subject to, among other items the issuance of a stock warrant. The Company has agreed to pay an additional facility fee of $750,000 to the lender and grant the lender a Stock Subscription Warrant, which gives the lender the right to purchase 100,000 shares of the Company's stock at a purchase price equal to $4.00 per share through January 31, 2005. The Company was either in compliance or had received commitments for waivers with regard to the March 31, 2001 covenants.

The Company guarantees a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership.

As of March 31, 2001, Grupo Famian had a short term advance from Banco Bilboa Vizcaya amounting to $700,000.

The Company's 51% owned subsidiary Jane Doe International, LLC has a factoring facility with CIT Group Commercial Services ("CIT"). CIT advanced up to 85% of certain accounts receivables plus an over-advance of not more than $500,000. Interest on advances accrued at one half a percent below prime. As of March 31, 2001, the prime rate equaled to eight percent.

The Company had two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The outstanding amounts as of March 31, 2001 were $12.3 million due to GE Capital and $4.0 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants.

During 2000 the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5% and are payable in semiannual payments commencing in February, 2000. Of this amount, $15.3 million was outstanding as of March 31, 2001. Of this amount, $7.5 million is denominated in Deutsch Marks and $0.8 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

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

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez and Kay. The maximum amount of such borrowings from Messrs. Guez and Kay during 2001 were approximately $10.9 million and $3.0 million respectively. As of March 31, 2001, the Company was indebted to Messrs. Guez and

Kay in the amount of approximately $9.8 million and $3.0 million respectively. All advances to, and borrowings from, affiliates in 2001 bore interest at the rate of 7.75%. The Company has adopted a policy that all advances to, borrowings from, or transactions with officers, directors and principal shareholders, or their family members greater than $500,000, shall (i) be made on terms no less favorable to the Company than could be obtained from unrelated third parties (including, but not limited to, the rate of interest, repayment schedule and collateral), (ii) be evidenced by such definitive agreements as are customary for similar transactions between unrelated third parties and (iii) be approved by a majority of the members of the Board of Directors and by a majority of the Company's independent directors.

During the first quarter of 2001, the Company borrowed $6.8 million from Kamel Nacif, a shareholder. This loan was paid back subsequent to the end of the quarter in April 2001.

The Company has commenced its vertical integration strategy in Mexico under which it will invest approximately $220 million in the acquisition of a denim mill and the construction of a new facility which when fully operational will spin, weave and dye twill fabric, and provide the capability to cut, launder, finish and ship finished garments. The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditures aggregating approximately $175 million have been made with respect to vertical integration programs initiated by the Company.

The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

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

                          PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
--------------------------

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

                             TARRANT APPAREL GROUP

Date: May 15, 2001              By: /s/ Scott Briskie
                                ---------------------

                                    Scott Briskie
                                    Vice President-Finance and
                                    Chief Financial Officer

                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                               INDEX OF EXHIBITS

10.23.2 First amendment to employment agreement dated as of January 10, 2000 by and between Gerard Guez and Tarrant Apparel Group.

10.24.2 First amendment to employment agreement dated as of January 10, 2000 by and between Todd Kay and Tarrant Apparel Group.

10.100 Agreement for purchase of assets dated the 1st day of August 2000, by and among Tarrant Mexico, S. de R.L. de C.V., and Confecciones Jamil, S.A. de C.V. and Inmobiliaria Cuadros, S.A. de C.V., corporations organized under the laws of the Republic of Mexico.