Form 10-Q
period 2001-06-30
TARRANT APPAREL GROUP
filed 2001-08-14
CIK 944948

    As filed with the Securities and Exchange Commission on August 14, 2001
    -----------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended June 30, 2001

                                      OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to ____________

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

                                 Yes [X] No [_]

Number of shares of Common Stock of the registrant outstanding as of August 1, 2001: 15,832,315.

                             TARRANT APPAREL GROUP

                                   FORM 10-Q

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                                     PAGE
                                                                                                                    ------
Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000 (Audited)...........          3

             Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and
             June 30, 2000......................................................................................          4

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
             and June 30, 2000..................................................................................          5

             Notes to Consolidated Financial Statements.........................................................          6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............          8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................        15

                                                    PART II. OTHER INFORMATION

Item 1.      Legal Proceedings..................................................................................         16

Item 2.      Changes in Securities..............................................................................         16

Item 3.      Defaults Upon Senior Securities....................................................................         16

Item 4.      Submission of Matters to a Vote of Security Holders................................................         16

Item 5.      Other Information..................................................................................         16

Item 6.      Exhibits and Reports on Form 8-K...................................................................         16

             SIGNATURES.........................................................................................         17

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                             TARRANT APPAREL GROUP
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30, 2001    December 31, 2000
                                                                                                  -------------    ----------------
                                                                                                  (Unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents ....................................................................  $     355,512   $   2,649,297
   Accounts receivable, net .....................................................................     86,105,667      66,310,491
   Due from affiliates ..........................................................................      9,077,457       7,565,207
   Due from officers ............................................................................        647,558         611,286
   Inventory ....................................................................................     68,874,701      61,074,614
   Temporary quota ..............................................................................      1,858,382         227,628
   Note receivable-related party ................................................................      3,371,932       3,232,111
   Prepaid expenses and other receivables .......................................................      8,917,449       8,250,622
   Deferred tax asset ...........................................................................        866,423         747,320
   Income tax receivable ........................................................................        102,452         102,449
                                                                                                   -------------   -------------

   Total current assets .........................................................................    180,177,533     150,771,025

Property and equipment, net .....................................................................     94,688,842      87,322,390
Permanent quota, net ............................................................................        238,836         417,936
Note receivable-related party ...................................................................     42,428,495      43,703,866
Other assets ....................................................................................      4,017,377       6,522,295
Excess of cost over fair value of net assets acquired  ..........................................     28,454,855      24,731,205
                                                                                                    ------------   -------------

   Total assets .................................................................................  $ 350,005,938   $ 313,468,717
                                                                                                   =============   =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term bank borrowings ...................................................................  $  27,510,325   $  43,647,347
   Accounts payable .............................................................................     43,425,867      29,216,712
   Accrued expenses .............................................................................     13,327,176      15,632,050
   Income taxes .................................................................................      7,984,266       4,464,282
   Due to shareholders ..........................................................................      7,522,821      13,851,327
   Current portion of long-term obligations .....................................................      7,012,192      10,626,117
                                                                                                   -------------   -------------

   Total current liabilities ....................................................................    106,782,647     117,437,835
Long-term obligations ...........................................................................     99,204,085      60,165,313
                                                                                                   -------------   -------------
   Total liabilities ............................................................................    205,986,732     177,603,148

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; none issued and outstanding  ...................             --              --
   Common stock, no par value, 20,000,000 shares authorized; 15,832,315 shares
   (2001) and 15,832,315 shares (2000) issued and outstanding ...................................     69,302,683      69,302,683
   Contributed capital ..........................................................................      1,434,259       1,434,259
   Retained earnings ............................................................................     68,000,024      65,847,631
   Accumulated other comprehensive income (loss) ................................................      5,282,240        (719,004)
                                                                                                   -------------   -------------

   Total shareholders' equity ...................................................................    144,019,206     135,865,569
                                                                                                   -------------   -------------

   Total liabilities and shareholders' equity ...................................................  $ 350,005,938   $ 313,468,717
                                                                                                   =============   =============


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                                   ---------------------------         -------------------------
                                                                       2001             2000             2001             2000
                                                                       ----             ----             ----             ----
Net sales....................................................     $  96,125,651    $ 104,359,600    $ 180,455,799    $ 206,775,416
Cost of sales................................................        80,311,913       85,051,320      150,223,251      170,524,185
                                                                  -------------    -------------    -------------    -------------

Gross profit.................................................        15,813,738       19,308,280       30,232,548       36,251,231
Selling and distribution expenses............................         3,888,416        4,390,121        7,811,426        8,591,295
General and administrative expenses..........................         7,896,833        8,700,108       16,772,949       16,268,676
Amortization of excess of cost over fair value of net
assets acquired..............................................           728,790          684,456        1,457,580        1,352,247
                                                                  -------------    -------------    -------------    -------------

Income from operations.......................................         3,299,699        5,533,595        4,190,593       10,039,013
Interest expense.............................................        (2,108,305)      (2,555,480)      (4,238,912)      (4,670,543)
Interest income..............................................         1,016,063           93,450        2,042,392          137,018
Other income (expense).......................................           500,403          (48,560)       1,076,517          519,576
Minority interest............................................                --         (278,430)         345,905         (278,430)
                                                                  -------------    -------------    -------------    -------------

Income before provision for income taxes.....................         2,707,860        2,744,575        3,416,495        5,746,634
Provision for income taxes...................................        (1,001,908)      (1,015,493)      (1,264,102)      (2,126,255)
                                                                  -------------    -------------    -------------    -------------

Net income...................................................     $   1,705,952    $   1,729,082    $   2,152,393    $   3,620,379
                                                                  =============    =============    =============    =============

Net income per share:
   Basic.....................................................     $        0.11    $        0.11    $        0.14    $        0.23
                                                                  =============    =============    =============    =============

   Diluted...................................................     $        0.11    $        0.11    $        0.14    $        0.23
                                                                  =============    =============    =============    =============

Weighted average common and common equivalent
shares:
   Basic.....................................................        15,832,315       15,811,831       15,832,315       15,807,073
                                                                  =============    =============    =============    =============

   Diluted...................................................        15,904,570       15,970,147       15,869,608       15,961,632
                                                                  =============    =============    =============    =============

                             TARRANT APPAREL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                          Six Months Ended June 30,
                                                                                                          -------------------------
                                                                                                           2001            2000
                                                                                                           ----            ----
Operating activities
Net income ........................................................................................    $  2,152,393    $  3,620,379
Adjustments to reconcile net income to net cash used in operating activities:
   Deferred taxes .................................................................................        (119,104)        453,664
   Depreciation and amortization ..................................................................       7,105,847       5,954,254
   Unrealized gain on foreign currency ............................................................        (598,537)             --
   Effect of changes in foreign currency ..........................................................       1,121,291      (1,431,364)
   Provision for returns and discounts ............................................................       1,033,639         231,604
   Minority interest ..............................................................................              --         278,430
   Changes in operating assets and liabilities:
     Accounts receivable ..........................................................................     (20,828,815)    (19,742,746)
     Due from affiliates and officers .............................................................      (3,775,131)     (4,507,654)
     Inventory ....................................................................................      (7,800,087)     (3,482,225)
     Temporary quota ..............................................................................      (1,630,754)      2,626,474
     Prepaid expenses and other receivables .......................................................        (666,831)     (5,480,730)
     Accounts payable .............................................................................      14,209,155       8,532,410
     Accrued expenses and income tax payable ......................................................       1,215,110       4,037,053
                                                                                                       ------------    ------------

     Net cash used in operating activities ........................................................      (8,581,824)     (7,479,087)
                                                                                                       -------------   ------------

Investing activities
   Purchase of fixed assets .......................................................................      (1,936,896)    (11,005,346)
   Purchase of permanent quota ....................................................................              --        (221,936)
   Proceeds from notes receivable .................................................................       1,135,551              --
   Acquisitions ...................................................................................      (5,507,391)     (2,033,334)
   Decrease in other assets .......................................................................        (961,081)     (4,940,487)
                                                                                                       -------------   ------------

     Net cash used in investing activities ........................................................      (7,269,817)    (18,201,102)
                                                                                                       -------------    ------------

Financing activities
   Short-term bank borrowings, net ................................................................     (16,137,022)    (21,022,487)
   Proceeds from long-term obligations ............................................................      37,982,535      66,361,654
   Payment of long-term obligations and bank borrowings ...........................................      (1,959,152)     (3,060,406)
   Repayments to shareholders/officers ............................................................      (8,163,837)    (13,711,397)
   Borrowings from shareholders ...................................................................       1,835,332              --
   Exercise of stock options including related tax effect .........................................              --         198,921
   Repurchase of shares ...........................................................................              --        (122,525)
                                                                                                       -------------   -------------

     Net cash provided by financing activities ....................................................      13,557,856      28,643,760
                                                                                                       -------------   -------------

(Decrease) increase in cash and cash equivalents ..................................................      (2,293,785)      1,532,207
Cash and cash equivalents at beginning of period ..................................................       2,649,297       2,239,511
                                                                                                       -------------   ------------
Cash and cash equivalents at end of period ........................................................    $    355,512    $  3,771,718
                                                                                                       =============   ============


                            See accompanying notes.

                             TARRANT APPAREL GROUP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Organization and Basis of Consolidation

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly Fashion Resource, Inc.) (the Parent Company or the Company), and its wholly owned subsidiaries located primarily in the United States, Mexico, and Asia. The Company owns 51% of Jane Doe International, LLC (JDI) and consolidates JDI and reflects the minority interest in the accompanying financial statements. All inter-company amounts are eliminated in consolidation.

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

Assets and liabilities of the Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which the Company transacts business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.

Total comprehensive income (loss) was $1,730,800 and $8,153,641 for the three and six-months ended June 30, 2001 and $4,444,121 and $(2,369,253) for the three and six-months ended June 30, 2000. The components of comprehensive income are net income and foreign currency translation adjustment.

3. Accounts Receivable

Accounts receivable consists of the following:

                                                                       June 30, 2001        December 31, 2000
                                                                       -------------        -----------------
United States trade accounts receivable .........................       $ 72,438,813          $    49,441,957
Foreign trade accounts receivable ...............................         11,900,248               13,887,587
Due from factor .................................................            926,376                1,788,066
Other receivables ...............................................          6,209,276                5,528,288
Allowance for returns and discounts .............................         (5,369,046)              (4,335,407)
                                                                        ------------          ---------------
                                                                        $ 86,105,667          $    66,310,491
                                                                        ============          ===============



4.    Inventory

Inventory consists of the following:

                                                                       June 30, 2001        December 31, 2000
                                                                       -------------        -----------------
Raw materials
     Fabric and trim accessories .............................          $ 16,101,833          $    14,002,993
     Raw cotton ..............................................             2,172,288                2,233,428
Work-in-process ..............................................            26,213,437               10,111,690
Finished goods shipments-in-transit ..........................             2,573,286                7,994,996
Finished goods ...............................................            21,813,857               26,731,507
                                                                        ------------          ---------------
                                                                        $ 68,874,701          $    61,074,614
                                                                        ============          ===============

                             TARRANT APPAREL GROUP

                                  (Unaudited)

5.  Debt

Short term bank borrowings consist of the following:

                                                                               June 30, 2001                  December 31, 2000
                                                                               -------------                  -----------------
Import trade bills payable ..........................................          $   4,312,627                     $    4,370,624
Bank direct acceptances .............................................             14,127,295                         18,677,115
Other Hong Kong credit facilities ...................................              6,114,067                          4,828,150
United States credit facilities .....................................              2,956,336                         15,771,458
                                                                               -------------                     --------------
                                                                               $  27,510,325                     $   43,647,347
                                                                               =============                     ==============

Long term obligations consists of the following:

                                                                               June 30, 2001                  December 31, 2000
                                                                               -------------                  -----------------
Vendor financing ....................................................          $  14,459,437                     $   15,599,540
Equipment loans and capital leases ..................................             14,107,500                         17,605,512
Debt facility .......................................................             77,142,673                         36,746,378
Other debt ..........................................................                506,667                            840,000
                                                                               -------------                     --------------
                                                                                 106,216,277                         70,791,430

Less current portion.................................................             (7,012,192)                       (10,626,117)
                                                                               -------------                     --------------
                                                                               $  99,204,085                     $   60,165,313
                                                                               =============                     ==============

The majority of the long-term debt at June 30, 2001 pertains to a revolving credit, factoring and security agreement (the "Debt Facility") entered into on January 21, 2000, as amended with GMAC Commercial Credit LLC ("GMAC"). The Debt Facility provided for a revolving facility of $105.0, million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus a LIBOR rate margin determined by the Total Leverage Ratio, as defined. The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the Debt Facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios among others, and prohibits the payments of dividends. A total of $78.7 million was outstanding under the Debt Facility at June 30, 2001.

On June 29, 2001, the Company re-negotiated the amendment of March 2, 2001 of the Debt Facility with GMAC. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants have been amended or waived, subject to, among other items, the payment of additional fees. The Company has agreed to pay an additional facility fee of $750,000 to the lender and, in lieu of granting the lender a Stock Subscription Warrant, has re-negotiated its agreement to issue the warrant by paying a $500,000 fee payable in $75,000 installments on each of June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002, and September 30, 2002 with the final $50,000 installment due on December 31, 2002. The Company was either in compliance or had received commitments for waivers with regard to the March 31, 2001 covenants.

The Company has a credit facility of $33 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB"), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of June 30, 2001, HKSB's U.S. dollar prime rate equaled six and three-quarters percent. This facility is subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. As of June, 2001 there was $20.0 million of outstanding borrowings under this facility. As of June 30, 2001, the Company was either in compliance or received a waiver with regards to the acceptance. In July 2001, the Company agreed to begin reducing this facility by $375,000 per month.

Included in long-term debt are certain secured, unsecured equipment and vendor financings, related to the capital investment program in Mexico. A total of $8.3 million at June 30, 2001 of this debt is denominated in Deutsch marks and the Euro. The Company bears the risk of any foreign currency fluctuation with regard to this debt.


6.  Acquisition

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V., which is a majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for sewing during 2000. The Company paid approximately $11.0 million for this facility. This entire amount had been paid through advances and the transfer of certain receivables except for approximately $1.2 million owed as of June 30, 2001. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three facilities, two of which are owned by the Company. The Company has an exclusive contract with the third sewing contractor.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
---------------------


General

The Company, a leading provider of private label casual apparel, serves specialty retail, mass merchandise, and discount department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and customer base to service over 20 customers during 2001. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Express, Express Men's (formerly Structure) and Lane Bryant, all of which are divisions of The Limited, Inc., as well as Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl's, Mervyn's, Sears, and Wal-Mart. The Company also manufactures "branded" merchandise for several major designers. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. During 2001, the Company has also engaged in the licensing of its Jane Doe brand.

In July 2001, The Limited announced that it sold its Lane Bryant division to Charming Shoppes. The sale is expected to be completed in the third quarter of 2001. For the first six months of 2001, sales to Lane Bryant comprise 24% of the Company's total sales as compared to 18% for the same period in 2000. The Company makes no assurances as to its ongoing relationship with Lane Bryant and cannot determine what effect, if any, the sale of Lane Bryant by the Limited will have on the results of its operations in the future. The loss of all or part of the business derived from such customers could have a material adverse effect on the Company's results of operations. See "--Factors That May Affect Future Results".

In 1997, the Company commenced the vertical integration of its business in Mexico. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. While the Company continues with its traditional sourcing business predominately from the Far East, the Company believes there is a major competitive advantage in being a fully integrated supplier with the capability of controlling and managing the process of manufacturing from raw materials to finished garments and that vertical integration should reduce the product cost, allow the Company to better control production variances and make the Company more competitive in today's business environment. In becoming a vertically integrated manufacturer, the Company has experienced difficulties in developing the skilled labor base necessary to operate efficiently, and has suffered lower gross margins and higher expenses as a result. In addition, gross margins have been adversely affected by inventory variances and markdowns, while SG&A expenses have increased due to overhead inefficiencies. The Company has made progress in addressing these problems. For a majority of 1999, the Company relied on approximately 26 independent sewing facilities in Mexico. In 2000, as a result of the Company's acquisitions and vertical integration strategy, those facilities have been replaced by three facilities. The Company owns two of these facilities and has an exclusive production agreement with the third. During 2001, the Company has also begun to reduce duplicate overhead between the United States and Mexico. The Company expects to see the benefits of lower production costs as it manages the challenge of multiple production locations in Mexico. In order to execute its vertical integration strategy, the Company has taken the following actions: (i) facilities have been acquired and developed to support anticipated capacity requirements; (ii) computer systems are being developed and installed, which better allow the Company to track its production and inventory;
(iii) new operational policies were
implemented to ensure operations functioned efficiently and effectively; and
(iv) a new management team was put in place in Mexico to direct the Company's transition into a fully vertical integrated manufacturer. The Company's vertical integration strategy has encountered delays and costs customary for the startup of new businesses, including the development of policies, procedures and systems and locating and retaining qualified management. In addition, these delays and costs have been exacerbated by the need to understand local customs, the significant political, economic and cultural changes in Mexico and the delays and costs associated with developing operations and systems. Prior to 1999, the Company had no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "--Factors That May Affect Future Results".

For a detailed description of the Company's acquisitions and development of production facilities in Mexico see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V., which is a majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for sewing during 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year. The Company paid approximately $11.0 million for this facility. This entire amount had been paid through advances and the transfer of certain receivables except for approximately $1.2 million owed as of June 30, 2001. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three facilities, two of which are owned by the Company. The Company has an exclusive contract with the third sewing contractor.

In April 2000, the Company formed Jane Doe International, LLC ("JDI") for the purpose of purchasing the assets of Needletex, Inc., the owner of the Jane Doe brand. JDI is owned 51% by the Company and 49% by Needletex, Inc. During 2000, the Company experienced a $2.6 million loss as a result of this operation. Accordingly, in March 2001, the Company began the conversion of JDI from an operating company to a licensing company. To date, JDI has entered into five licenses with regards to the use of the Jane Doe marks. The Company anticipates entering into additional licenses during 2001.


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

Economic Conditions. The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company's results of operations. In addition, certain retailers, including some of the

Company's customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such retailers. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from, or loss of, a major customer could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

Reliance on Key Customers. Affiliated stores owned by The Limited, Inc. (including Lerner New York, Limited Stores, Express, Express Men's (formerly Structure) and Lane Bryant) accounted for approximately 41% and 44% of the Company's net sales for the first six months of 2001 and 2000, respectively. The loss of all or part of the business derived from such customers could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

Foreign Manufacturing. Approximately 95% of the Company products were imported (including Mexico) during the first six months of 2001. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

Computer and Communication Systems. Being a multi-national corporation, the Company relies on its computer and communication network to operate efficiently. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could have a material adverse affect on the Company's operations. Recently, hackers and computer viruses have disrupted the operations of several major companies. The Company may be vulnerable to similar acts of sabotage.

Key Personnel. The Company depends on the continued services of its senior management. The loss of the services of any key employee could hurt the business. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may impair future results.

Future Acquisitions. In the future, the Company may continue its growth through acquisition. The Company may not be successful in overcoming the risks associated with acquiring new businesses and this may have a negative effect on future results.

Future Capital Requirements. The Company may not be able to fund its future growth or react to competitive pressures if it lacks sufficient funds. The Company's large investment in its vertical integration strategy in Mexico has put a strain on cash flow. Currently, the Company feels it has sufficient cash available through its cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options to fund existing operations for the foreseeable future. The Company cannot be certain that additional financing will be available in the future if necessary.

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

Closely Controlled Stock. At July 31, 2001 certain senior executives beneficially owned approximately 57% of the Company's outstanding common stock. These senior executives effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets, and to control the Company's management and affairs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                         ---------------------------              -------------------------
                                                       2001                        2000         2001                      2000
                                                       ----                        ----         ----                      ----
Net sales .......................................     100.0%                      100.0%       100.0%                    100.0%
Cost of sales ...................................      83.5                        81.5         83.2                      82.5
                                                      -----                       -----        -----                     -----

Gross profit ....................................      16.5                        18.5         16.8                      17.5
Selling and distribution expenses ...............       4.0                         4.2          4.3                       4.2
General and administration expenses*.............       9.1                         9.0         10.2                       8.5
                                                      -----                       -----        -----                     -----

Operating income ................................       3.4                         5.3          2.3                       4.8
Interest expense ................................      (2.2)                       (2.4)        (2.3)                     (2.3)
Other income ....................................       1.6                         0.0          1.7                       0.4
Minority interest ...............................       0.0                        (0.3)         0.2                      (0.1)
                                                      -----                       -----        -----                     -----

Income before taxes .............................       2.8                         2.6          1.9                       2.8
Income taxes ....................................       1.0                         0.9          0.7                       1.0
                                                      -----                       -----        -----                     -----

Net income ......................................       1.8%                        1.7%         1.2%                      1.8%
                                                      =====                       =====        =====                     =====

     * Includes amortization of excess of cost over fair value of net assets acquired.

Second Quarter 2001 Compared to Second Quarter 2000

Net sales decreased by $8.3 million, or 7.9%, from $104.4 million in the second quarter of 2000 to $96.1 million in the second quarter of 2001. The decrease in net sales included a decrease in sales of $6.1 million to mass merchandisers, a decrease of $10.2 million to divisions of The Limited, Inc., a decrease of $2.5 million as a result of the conversion of Jane Doe from a sales company to a licensing company, an increase of $2.1 million to branded businesses, an increase of $3.8 million to Northern Reflections and Kohl's and an increase of $4.5 million as a result of new products sales of women's tops. The decrease in net sales was primarily attributable to the overall economic conditions which are affecting the retail industry. The weakening economy and rising layoffs are affected consumer spending habits thus hurting retail sales and causing retailers to reduce their orders from suppliers, such as the Company, in a effort to control their inventory levels. Sales to divisions of The Limited, Inc. in the second quarter of 2001 amounted to 42% of net sales, as compared to 48% in the comparable quarter in the prior year.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the second quarter of 2001 was $15.8 million, or 16.5% of net sales, compared to $19.3 million, or 18.5% of net sales in the comparable prior period. The decrease in gross profit occurred primarily because of the decline in sales in the second quarter of 2001 and the resulting excess manufacturing capacity. Because of this excess capacity combined with the continuing efforts by retailers to control their inventory levels, the Company expects lower gross profit margins to continue until retail demand increases and the Company can utilize more of its manufacturing capacity.

Selling and distribution expenses decreased from $4.4 million in the second quarter of 2000 to $3.9 million in the second quarter of 2001. As a percentage of net sales, these expenses decreased from 4.2% in 2000 to 4.0% in 2001. General and administrative expenses (which include amortization of excess of cost over fair value of net assets acquired) decreased from $9.4 million in the second quarter of 2000 to $8.6 million in the second quarter of 2001. The decrease in expenses is due to the Company's continuing cost cutting efforts.

Operating income in the second quarter of 2001 was $3.3 million, or 3.4% of net sales, compared to $5.5 million, or 5.3% of net sales, in the comparable prior period as a result of the factors discussed above.

Interest expense decreased from $2.6 million in the second quarter of 2000 to $2.1 million in the second quarter of 2001. This decrease was as a result of the Company's better management and use of its debt facilities. Included in interest income is $1.0 million in the second quarter of 2001 from the note receivable related to the sale of certain equipment pertaining to the turnkey twill mill and garment processing facility in Tlaxcala Mexico, ("Tlaxcala"). Other income (expense) increased from $(48,560) in the second quarter of 2000 to $500,403 in the second quarter of 2001 due to exchange rate variations in the Deutsch Mark and Euro.

Minority interest was not recorded in the second quarter of 2001 as compared to $278,430 for the second quarter of 2000. All JDI losses for the quarter have been absorbed by the Company because the entire minority investment of $1.2 million has been absorbed by JDI losses and the minority partner has no additional funding requirements. This amount represents the minority partners' share of losses of JDI, in which the Company acquired a 51% interest on April 12, 2000. In March 2001, the Company began the conversion of JDI from a sales company to a licensing company. To date, JDI has entered into five licenses with regards to the use of the Jane Doe marks. The Company anticipates entering into additional licenses during 2001.

First Six Months of 2001 Compared to First Six Months of 2000

Net sales decreased by $26.3 million, or 12.7%, from $206.8 million for the first six months of 2000 to $180.5 million for the first six months of 2001. The decrease in net sales included a decrease in sales of $31.1 million to mass merchandisers, a decrease of $16.5 million to divisions of The Limited, Inc., an increase of $8.8 million to branded businesses, an increase of $6.4 million to Northern Reflection and Kohl's, and an increase of $5.3 million as a result of new product sales of women's tops. The decrease in net sales was primarily attributable to the overall economic conditions which are affecting the retail industry. The weakening economy and rising layoffs are affected consumer spending habits thus hurting retail sales and causing retailers to reduce their orders from suppliers, such as the Company, in a effort to control their inventory levels. Sales to divisions of The Limited, Inc. for the first six months of 2001 amounted to 41% of net sales, as compared to 44% in the comparable quarter in the prior year.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first six months of 2001 was $30.2 million, or 16.8% of net sales, compared to $36.3 million, or 17.5% of net sales in the comparable prior period. The decrease in gross profit occurred primarily because of the decline in sales during the first six months of 2001 and the resulting excess manufacturing capacity. Because of this excess capacity combined with the continuing efforts by retailers to control their inventory levels, the Company expects lower gross profit margins to continue until retail demand increases and the Company can utilize more of its manufacturing capacity.

Selling and distribution expenses decreased from $8.6 million for the first six months of 2000 to $7.8 million for the first six months of 2001. As a percentage of net sales, these expenses increased from 4.2% in 2000 to 4.3% in 2001. General and administrative expenses (which include amortization of excess of cost over fair value of net assets acquired) increased from $17.6 million for the first six months of 2000 to $18.2 million for the first six months of 2001. As a percentage of net sales, these expenses increased from 8.5% for the first six months of 2000 to 10.2% for the first six months of 2001. The $0.6 million increase in general and administrative expenses, is attributable to the acquisition of JDI in April 2000, which incurred $1.8 million in general and administrative expenses in the six months of 2001 as compared to $1.2 million in the first six months of 2000.

Operating income for the first six months of 2001 was $4.2 million, or 2.3% of net sales, compared to $10.0 million, or 4.8% of net sales, in the comparable prior period as a result of the factors discussed above.

Interest expense decreased from $4.7 million for the first six months of 2000 to $4.2 million for the first six months of 2001. This decrease was a result of the Company's better management and use of its debt facilities. Included in interest income is $2.0 million for the first six months of 2001 from the note receivable related to the sale of certain equipment pertaining to Tlaxcala. Other income (expense) increased from $519,576 for the first six months of 2000 to $1,076,518 for the first six months of 2001 due to exchange rate variations in the Deutsch Mark and Euro.

Minority interest expense was $345,904 for the first six months of 2001 as compared to income of $278,430 for the first six months of 2000. This amount represents the minority partners' share of losses of JDI, in which the Company acquired a 51% interest on April 12, 2000. In March 2001, the Company began the conversion of JDI from an operating company to a licensing company. To date, JDI has entered into five licenses with regards to the use of the Jane Doe marks. The Company anticipates entering into additional licenses during 2001.

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

During the first six months of 2001, net cash used in operating activities was $8.6 million, as compared to net cash used in operating activities of $7.5 million in 2000. Net cash used in operations in 2001 resulted primarily from net income of $2.2 million adjusted for depreciation and amortization of $7.1 million. In addition to these items, the components of working capital impacting cash from operations included cash used related to increases of $20.8 million in accounts receivable, $7.8 million in inventory, $1.6 million in temporary quota and $0.7 million in prepaid expenses and other assets and cash provided by an increase of $14.2 million in accounts payable. Changes from prior years were a result of net income provided and changes in working capital.

During the first six months of 2001, cash flow used in investing activities was $7.3 million, compared to $18.2 million in 2000. Cash used in investing activities in 2001 included approximately $1.9 million primarily used to acquire fixed assets and construction costs in Mexico to build production facilities and $5.3 million used to acquire a sewing facility in Ajalpan, Mexico. A portion of the approximately $11.0 million purchase of Ajalpan was advanced during fiscal 2000.

During the first six months of 2001, cash flow provided by financing activities was $13.6 million. This was primarily due to advances under the Debt Facility offset by pay downs of existing facilities. Cash provided by financing activities was $28.6 million in 2000.

The Company has entered into a new credit facility with Banco Nacional de Comercio Exterior SNC. This facility provides for a $10.0 million credit line based on purchase orders and is restricted by certain covenants. As of June 30, 2001, approximately $2.0 million had been drawn against the facility.

The Company has a credit facility of $33 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB"), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of June 30, 2001, HKSB's U.S. dollar prime rate equaled six and three quarters percent. This facility is subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. As of June, 2001 there was $20.0 million of outstanding borrowings under this facility. As of June 30, 2001, the Company was either in compliance or received a waiver with regards to the acceptance. In July, 2001, the Company agreed to begin reducing this facility by $375,000 per month.

The Company is repaying its previous outstandings with Standard Chartered Bank Hong Kong by $500,000 per month. As of June 30, 2001, this outstanding loan amounted to $2.7 million.

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with GMAC. The Debt Facility initially provided a revolving facility of $105 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus a LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collaterized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the Debt Facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. A total of $78.7 million was outstanding under the facility at June 30, 2001.

On June 29, 2001 the Company re-negotiated the amendment of March 2, 2001 of the Debt Facility with GMAC. This amendment reduces the $105 million facility to $90 million. It also requires the Company to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants have been amended or waived, subject to, among other items the payment of various fees. The Company has agreed to pay an additional facility fee of $750,000 to the lender and, in lieu of granting the lender a Stock Subscription Warrant, has re-negotiated its agreement to issue the warrant by paying a $500,000 fee payable in $75,000 installments on each of June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002, and September 30, 2002 with the final $50,000 installment due on December 31, 2002. The Company was either in compliance or had received commitments for waivers with regard to the June 30, 2001 covenants.

The Company guaranteed a $5 million credit facility for Rocky Apparel, LLC, a wholly-owned subsidiary of the Company which acquired the partnership interests in Rocky Apparel, L.P., a Delaware limited partnership. During the second quarter of 2001, this facility was repaid in full.

As of June 30, 2001, Grupo Famian had a short term advance from Banco Bilboa Vizcaya amounting to $0.7 million.

With the acquisition of Jane Doe, the Company guaranteed certain indebtedness of Needletex, Inc. In August 2000, Needletex Inc. re-negotiated the payment terms of this approximately $1.4 million indebtedness with CIT Group/Commercial Services Inc. ("CIT"). During May 2001, Needletex defaulted on the payment terms of this agreement requiring the Company to honor its guarantee. In July 2001, the Company, under its guarantee obligation, re-negotiated the payment terms with CIT and agreed to make quarterly payments of approximately $186,000 beginning September 2001 and ending September 2002 with the unpaid balance due on December 31, 2002 in the event Needletex is unable to make the payments. Currently, the Company is making the payments towards this contingent liability and anticipates it will be required to make these payments in the future.

The Company had two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The outstanding amounts as of June 30, 2001 were $11.8 million due to GE Capital and $3.9 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants.

During 2000, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5% and are payable in semiannual payments commencing in February 2000. Of this amount, $15.1 million was outstanding as of June 30, 2001. Of this amount, $7.5 million is denominated in Deutsch Marks and $0.8 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

The Company has financed its operations from its cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options. The Company believes that these sources of cash should be sufficient to fund its existing operations for the foreseeable future.

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Chairmen and CEO, and Todd Kay, Vice Chairman and President. The maximum amount of such borrowings from Messrs. Guez and Kay during 2001 was approximately $10.9 million and $3.0 million, respectively. As of June 30, 2001, the Company was indebted to Messrs. Guez and Kay in the amount of $4.7 million and $2.9 million, respectively. All advances to, and borrowings from, affiliates in 2001 bore interest at the rate of 7.75%. The Company has adopted a policy that all advances to, borrowings from, or transactions with officers, directors and principal shareholders, or their family members greater than $500,000, shall (i) be made on terms no less favorable to the Company than could be obtained from unrelated third parties (including, but not limited to, the rate of interest, repayment schedule and collateral), (ii) be evidenced by such definitive agreements as are customary for similar transactions between unrelated third parties and (iii) be approved by a majority of the members of the Board of Directors and by a majority of the Company's independent directors.

During the first quarter of 2001, the Company borrowed $6.8 million from Kamel Nacif, a shareholder. This loan was paid back subsequent to the end of the first quarter in April 2001. At June 30, 2001, the Company is owed $11.7 million from Mr. Nacif related to fabric sales, costs of the Twill Mill absorbed by the Company and billed to entities controlled by Mr. Nacif. In addition, the Company has a note receivable from an entity owned by Mr. Nacif for $45.8 million relating to the sale of certain equipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

The Company's earnings and equity are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in Mexico as well as certain debt denominated in the Deutsch Mark and the Euro. As a result, the Company bears the risk of exchange rate gains and losses that may result in the future as a result of this financing structure in addition to the significant investment in assets the Company has in Mexico.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on the Company's debt. A majority of the Company's credit facilities are at variable rates.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
-------------------------

In September 1999, the Company was served with a complaint in an action brought in the Supreme Court of the State of New York, New York County, by DLLC and Direct Corp., LLC ("Direct"), as plaintiffs. A subsidiary of the Company (Tag Mex, Inc.) commenced a separate action against the plaintiffs in the Superior Court of the State of California, Los Angeles County. On May 22, 2001 both the Company and Direct dismissed their claims against one another with prejudice pursuant to a Settlement Agreement entered into by the parties. The Company wrote off a receivable of approximately $623,000 as a result of this settlement.

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

      10.90.4 - Letter agreement dated June 29, 2001 by and between Tarrant Apparel Group and GMAC Commercial Credit LLC

(b)   Reports on Form 8-K:                          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TARRANT APPAREL GROUP

Date: August 14, 2001           By: /s/ Scott Briskie
                                ---------------------

                                     Scott Briskie
                                     Vice President-Finance and
                                     Chief Financial Officer

                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)