Form 10-Q
period 2001-09-30
TARRANT APPAREL GROUP
filed 2001-11-14
CIK 944948

    As filed with the Securities and Exchange Commission on November 14, 2001
    -------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934. For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [_]

Number of shares of Common Stock of the registrant outstanding as of November 5, 2001: 15,840,815.

                              TARRANT APPAREL GROUP

                                    FORM 10-Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                              ----
Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000 (Audited)....   3

             Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001
             and September 30, 2000...........................................................................   4

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
             and September 30, 2000...........................................................................   5

             Notes to Consolidated Financial Statements.......................................................   6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............   9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................  16

                                                 PART II. OTHER INFORMATION

Item 1.      Legal Proceedings................................................................................  17

Item 2.      Changes in Securities............................................................................  17

Item 3.      Defaults Upon Senior Securities..................................................................  17

Item 4.      Submission of Matters to a Vote of Security Holders..............................................  17

Item 5.      Other Information................................................................................  17

Item 6.      Exhibits and Reports on Form 8-K.................................................................  17

             SIGNATURES.......................................................................................  18


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30, 2001       December 31,2000
                                                                    ------------------       ----------------
                                                                        (Unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents ...................................     $1,781,800               $2,649,297
     Accounts receivable, net ....................................     62,965,519               66,310,491
     Due from affiliates .........................................      8,154,865                7,565,207
     Due from officers ...........................................        606,721                  611,286
     Inventory ...................................................     62,656,839               61,074,614
     Temporary quota .............................................        990,518                  227,628
     Note receivable-related party ...............................      3,444,094                3,232,111
     Prepaid expenses and other receivables ......................      8,423,278                8,250,622
     Deferred tax asset ..........................................        136,060                  747,320
     Income tax receivable .......................................        102,452                  102,449
                                                                      -----------             ------------

     Total current assets ........................................    149,262,146              150,771,025

Property and equipment, net ......................................     89,189,529               87,322,390
Permanent quota, net .............................................        156,278                  417,936
Note receivable-related party ....................................     41,093,643               43,703,866
Other assets .....................................................      3,572,093                6,522,295
Excess of cost over fair value of net assets acquired ............     27,732,889               24,731,205
                                                                     ------------             ------------

     Total assets ................................................   $311,006,578             $313,468,717
                                                                     ============             ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short term bank borrowings ..................................    $16,904,169              $43,647,347
     Accounts payable ............................................     38,391,010               29,216,712
     Accrued expenses ............................................     13,665,239               15,632,050
     Income taxes ................................................      9,734,442                4,464,282
     Due to shareholders .........................................      1,876,736               13,851,327
     Current portion of long-term obligations ....................      7,012,192               10,626,117
                                                                     ------------             ------------

     Total current liabilities ...................................     87,583,788              117,437,835
Long-term obligations ............................................     89,641,094               60,165,313
Minority interest payable ........................................        220,484                      ---
                                                                     ------------             ------------

     Total liabilities ...........................................    177,445,366              177,603,148

Commitments and contingencies

Shareholders' equity:
     Preferred stock, 2,000,000 shares authorized; none issued
      and outstanding ............................................            ---                      ---
     Common stock, no par value, 20,000,000 shares authorized;
      15,835,315 shares (2001) and 15,832,315 shares (2000)
      issued and outstanding .....................................     69,315,296               69,302,683
     Contributed capital .........................................      1,434,259                1,434,259
     Retained earnings ...........................................     63,770,548               65,847,631
     Accumulated other comprehensive loss ........................       (958,891)                (719,004)
                                                                     ------------             ------------

     Total shareholders' equity ..................................    133,561,212              135,865,569
                                                                     ------------             ------------

     Total liabilities and shareholders' equity ..................   $311,006,578             $313,468,717
                                                                     ============             ============

                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                                  -------------------------------       ------------------------------
                                                       2001               2000              2001              2000
                                                       ----               ----              ----              ----
Net sales .....................................    $78,174,618       $107,018,847      $258,630,417       $313,794,262
Cost of sales .................................     68,103,324         85,815,003       218,326,575        256,339,187
                                                   -----------       ------------      ------------       ------------
Gross profit ..................................     10,071,294         21,203,844        40,303,842         57,455,075
Selling and distribution expenses .............      3,518,567          4,659,566        11,330,318         13,250,860
General and administrative expenses ...........      9,172,856         11,264,848        25,945,480         27,533,524
Amortization of excess of cost over fair
value of net assets acquired ..................        728,790            684,456         2,186,370          2,036,703
                                                   -----------       ------------      ------------       ------------

(Loss) income from operations .................     (3,348,919)         4,594,974           841,674         14,633,988
Interest expense ..............................     (1,933,188)        (2,604,073)       (5,909,680)        (7,125,029)
Interest income ...............................      1,024,730             76,102         3,067,122            213,120
Other (expense) income ........................       (479,682)           103,818           334,414            473,807
Minority interest .............................       (220,484)           502,947           125,420            224,517
                                                   -----------       ------------      ------------       ------------
(Loss) income before provision for income
taxes .........................................     (4,957,543)         2,673,768        (1,541,050)         8,420,403
Provision for income taxes ....................        728,072           (989,294)         (536,030)        (3,115,549)
                                                   -----------       ------------      ------------       ------------

Net (loss) income .............................    $(4,229,471)        $1,684,474       $(2,077,080)        $5,304,854
                                                   ===========       ============      ============       ============

Net (loss) income per share:
     Basic ....................................         $(0.27)             $0.11            $(0.13)             $0.34
                                                   ===========       ============      ============       ============

     Diluted ..................................         $(0.27)             $0.11            $(0.13)             $0.33
                                                   ===========       ============      ============       ============
Weighted average common and common
equivalent shares:
     Basic ....................................     15,823,554         15,822,311        15,822,728         15,812,152
                                                   ===========       ============      ============       ============

     Diluted ..................................     15,823,554         15,978,648        15,822,728         15,967,304
                                                   ===========       ============      ============       ============

                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     ------------------------------
                                                                          2001              2000
                                                                          ----              ----
Operating activities
Net (loss) income .................................................  $(2,077,080)        $5,304,854
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Deferred taxes ...............................................      611,259          1,055,172
     Depreciation and amortization ................................   10,580,777          9,089,425
     Unrealized gain on foreign currency ..........................       58,804                ---
     Effect of changes in foreign currency ........................     (254,487)          (365,262)
     Provision for returns and discounts ..........................    2,255,651            775,010
     Minority interest ............................................      220,484           (224,517)
     Changes in operating assets and liabilities:
        Accounts receivable .......................................    1,089,320        (18,862,996)
        Due from affiliates and officers ..........................   (2,811,702)        (3,866,926)
        Inventory .................................................   (1,582,225)           396,091
        Temporary quota ...........................................     (762,889)         2,746,416
        Prepaid expenses and other receivables ....................     (172,661)        (6,397,931)
        Accounts payable ..........................................   14,444,458          6,114,818
        Accrued expenses and income tax payable ...................   (1,966,810)        14,201,253
                                                                     -----------        -----------

        Net cash provided by operating activities .................   19,632,901          9,965,407
                                                                     -----------        -----------

Investing activities
     Purchase of fixed assets .....................................   (3,660,732)       (13,763,648)
     Purchase of permanent quota ..................................          ---           (221,935)
     Proceeds from notes receivable ...............................    2,398,241                ---
     Acquisitions .................................................   (5,807,391)        (2,036,706)
     Decrease in other assets .....................................     (515,799)        (5,378,001)
                                                                     -----------        -----------

        Net cash used in investing activities .....................   (7,585,681)       (21,400,290)
                                                                     -----------        -----------

Financing activities
     Short-term bank borrowings, net ..............................  (26,743,178)       (29,316,146)
     Proceeds from long-term obligations ..........................   47,882,535         60,184,672
     Payment of long-term obligations and bank borrowings .........  (22,079,484)        (7,428,664)
     Repayments and advances to shareholders/officers .............  (13,959,745)       (13,711,397)
     Borrowings from shareholders .................................    1,985,155                ---
     Exercise of stock options including related tax effect .......          ---            225,921
     Repurchase of shares .........................................          ---           (122,525)
                                                                     -----------        -----------

        Net cash (used in) provided by financing activities .......  (12,914,717)         9,831,861
                                                                     -----------        -----------

Decrease in cash and cash equivalents .............................     (867,497)        (1,603,022)
Cash and cash equivalents at beginning of period ..................    2,649,297          2,239,511
                                                                     -----------        -----------

Cash and cash equivalents at end of period ........................   $1,781,800           $636,489
                                                                     ===========        ===========


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Organization and Basis of Consolidation

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly Fashion Resource, Inc.) (the "Parent Company" or the "Company"), and its wholly owned subsidiaries located primarily in the United States, Mexico, and Asia. The Company owns 51% of Jane Doe International, LLC ("JDI") and 50.1% of United Apparel Ventures LLC ("UAV") and consolidates JDI and UAV and reflects the minority interest in the accompanying financial statements. All inter-company amounts are eliminated in consolidation.

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

Total comprehensive income (loss) was ($10,470,602) and ($2,316,967) for the three and nine-months ended September 30, 2001 and $8,493,570 and $6,122,318 for the three and nine-months ended September 30, 2000. The components of comprehensive income are net income (loss) and foreign currency translation adjustments.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141-"Business Combinations," which changes the accounting for business combinations. This statement supersedes Accounting Principals Board (APB) Opinion No. 16, "Business Combinations," and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142-"Goodwill and Other Intangible Assets," which changes the accounting for goodwill. This statement supersedes APB Opinion No. 17, "Intangible Assets," but carries forward some of the provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. The Company's goodwill amortization for the first nine months of 2001, and the fiscal years 2000 and 1999 was $2,186,370, $2,840,505 and
$2,311,522, respectively. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. The Company is currently evaluating the impact these pronouncements will have on its financial statements. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

In June 2001, the FASB issued SFAS No. 143-"Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company must implement SFAS No. 143 by the first quarter of 2003 and has not yet made a final determination of its impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144-"Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for impairment or disposal of long-lived assets. This statement supersedes FASB SFAS No. 121-"Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and supersedes certain provisions of APB Opinion No. 30-"Reporting the Results of Operations-Reporting the
Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends Accounting Research Bulletin

No. 51-"Consolidated Financial Statements." The Company must implement SFAS No. 144 by the first quarter of 2002 and has not yet made a final determination of its impact on the financial statements.

3. Accounts Receivable

Accounts receivable consists of the following:


                                                        September 30, 2001                December 31, 2000
                                                        ------------------                -----------------
United States trade accounts receivable .............        $47,317,941                       $49,441,957
Foreign trade accounts receivable ...................         12,601,607                        13,887,587
Due from factor .....................................          3,514,994                         1,788,066
Other receivables ...................................          6,122,035                         5,528,288
Allowance for returns and discounts .................         (6,591,058)                       (4,335,407)
                                                             -----------                       -----------

                                                             $62,965,519                       $66,310,491
                                                             ===========                       ===========

Included in the allowance for returns and discounts is a $1.5 million reserve for a receivable from Aris Industries, Inc. ("Aris"). This receivable, which is collateralized by Aris common stock (stock symbol AISI), is currently under collateralized. On February 12, 2001, Aris and the Company entered into an agreement under which Aris agreed to pay the Company $2.5 million in cash and issue the Company 1.5 million shares of its common stock in full satisfaction of a $5.8 million debt. If at December 31, 2001, the 1.5 million shares are not valued at $3.3 million, Aris will either issue the Company additional shares or at the choice of the Company pay cash to cover the difference. As of September 30, 2001, Aris paid the Company $1.9 million of the $2.5 million in cash leaving a balance of $3.9 million owed to the Company. The 1.5 million shares were valued at approximately $330,000 on September 30, 2001. Therefore the Company has reserved $1.5 million of this receivable. As of December 31, 2000, the Chairman and the President of the Company jointly owned approximately 7% of the outstanding shares of Aris. For a detailed description of this transaction, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Proxy Statement dated March 28, 2001.

4.    Inventory

Inventory consists of the following:


                                                           September 30, 2001                December 31, 2000
                                                           ------------------                -----------------
Raw materials
     Fabric and trim accessories .....................         $18,388,530                       $14,002,993
     Raw cotton ......................................           1,029,473                         2,233,428
Work-in-process ......................................          23,925,259                        10,111,690
Finished goods shipments-in-transit ..................           1,418,155                         7,994,996
Finished goods .......................................          17,895,422                        26,731,507
                                                               -----------                       -----------

                                                               $62,656,839                       $61,074,614
                                                               ===========                       ===========

5.  Debt

Short-term bank borrowings consist of the following:


                                                           September 30, 2001                December 31, 2000
                                                           ------------------                -----------------
Import trade bills payable ...........................          $1,545,614                        $4,370,624
Bank direct acceptances ..............................          12,683,746                        18,677,115
Other Hong Kong credit facilities ....................           2,176,717                         4,828,150
United States credit facilities ......................             498,092                        15,771,458
                                                               -----------                       -----------

                                                               $16,904,169                       $43,647,347
                                                               ===========                       ===========


Long term obligations consists of the following:


                                                           September 30, 2001                December 31, 2000
                                                           ------------------                -----------------
Vendor financing .....................................         $12,821,176                       $15,599,540
Equipment loans and capital leases ...................          13,507,315                        17,605,512
Debt facility ........................................          70,176,072                        36,746,378
Other debt ...........................................             148,723                           840,000
                                                               -----------                       -----------

                                                                96,653,286                        70,791,430

Less current portion .................................          (7,012,192)                      (10,626,117)
                                                               -----------                       -----------

                                                               $89,641,094                       $60,165,313
                                                               ===========                       ===========


The majority of the long-term debt at September 30, 2001 pertains to a revolving credit, factoring and security agreement (the "Debt Facility") entered into on January 21, 2000, as amended with GMAC Commercial Credit LLC ("GMAC"). The Debt Facility initially provided for a revolving facility of $105.0, million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus a LIBOR rate margin determined by the Total Leverage Ratio, as defined. The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the Debt Facility is subject to various financial covenants including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios among others, and prohibits the payments of dividends.

     On June 29, 2001, the Company reduced the $105.0 million Debt Facility to $90.0 million and agreed to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants from time to time were amended or waived, subject to, among other items, the payment of additional fees. The Company agreed to pay an additional facility fee of $750,000 to the lender and, in lieu of granting the lender a Stock Subscription Warrant, re-negotiated its agreement to issue the warrant by paying a $500,000 fee payable in $75,000 installments on each of June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30,
2002, and September 30, 2002 with the final $50,000 installment due on December 31, 2002. A total of approximately $70.0 million was outstanding under the Debt Facility at September 30, 2001. As of September 30, 2001, the Company was in violation of certain covenants and has requested but not received waivers with regards to the violations. Refer to Part II, Item 3 of this document for further explanation of these covenant violations.

     The Company has a credit facility of $33 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB"), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of September 30, 2001, HKSB's U.S. dollar prime rate equaled six percent. This facility is subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. In July 2001, the Company agreed to begin reducing this facility by $375,000 per month. As of September 30, 2001, there was $17.8 million of outstanding borrowings under this facility. As of September 30, 2001, the Company was in violation of certain covenants and has requested but not received waivers with regards to the violations.

Included in long-term debt are certain secured and unsecured equipment and vendor financings, related to the capital investment program in Mexico. A total of $7.5 million at September 30, 2001 of this debt is denominated in Deutsch marks and the Euro. The Company bears the risk of any foreign currency fluctuation with regard to this debt.

6.  Acquisitions and Joint Ventures/Other

On October 9, 2001, the Company entered into a Consulting Agreement with Mr. Gabriel Zeitouni, the former president of the Company's Rocky division, until December 31, 2002. Under the terms of this agreement, Mr. Zeitouni will be paid $11,667 per month until December 2002.

In conjunction with this Consulting Agreement, Mr. Zeitouni's Put Option Agreement of July 10, 2000 has been amended. As of September 30, 2001, the Company advanced $738,500 to Mr. Zeitouni. The Company advanced an additional $300,000 upon amendment of the Put Option Agreement. The Company has also reduced the term of Mr. Zeitouni's right to require the Company to re-purchase 80,890 of its shares at $18.54 to be the three-month period commencing on January 1, 2003 and ending on March 31, 2003. The difference between the value of the shares at the Put price of $18.54 and the market price will be amortized and accrued into expense through March 31, 2003. For further details regarding the Rocky acquisition and Put Option Agreement, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V., which is a majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for sewing during 2000. The Company paid approximately $11 million for this facility. This entire amount had been paid through advances and the transfer of certain receivables except for approximately $1.2 million owed as of September 30, 2001. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three facilities, two of which are owned by the Company. The Company has an exclusive contract with the third sewing contractor, which expires in February 2002.

On July 1, 2001, the Company entered into a joint venture with Azteca
Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, the Chairman of the Company, called United Apparel Ventures, LLC ("UAV"). This joint venture was created to coordinate the production of apparel for a single customer of the Company's branded business. UAV is owned 50.1% by Tag Mex, Inc. a wholly-owned subsidiary of the Company, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into the Company's results since July 2001 with the minority partners share of all gains and loses eliminated through the minority interest line in the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------
General

The Company, a leading provider of private label casual apparel, serves specialty retail, mass merchandise, and discount department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and customer base to service over 20 customers during 2001. The Company's major customers include specialty retailers, such as Lerner New York, Limited Stores, Express, and Express Men's (formerly Structure), all of which are divisions of The Limited, Inc., as well as Lane Bryant, a division of Charming Shoppes, Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl's, Mervyn's, Sears, and Wal-Mart. The Company also manufactures "branded" merchandise for several designers. The Company's products are manufactured in a variety of woven and knit fabrications and include jeanswear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses, leggings and jackets. During 2001, the Company has also engaged in the licensing of its Jane Doe brand.

     In July 2001, The Limited announced that it sold its Lane Bryant division to Charming Shoppes. For the first nine months of 2001, sales to Lane Bryant comprised 21% of the Company's total sales as compared to 17% for the same period in 2000. The Company makes no assurances as to its ongoing relationship with Lane Bryant and cannot determine what effect, if any, the sale of Lane Bryant by The Limited will have on the results of the Company's operations in the future. The loss of all or part of the business derived from such customers could have a material adverse effect on the Company's results of operations. See "--Factors That May Affect Future Results".

     In 1997, the Company commenced the vertical integration of its business in Mexico. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. While the Company continues with its traditional sourcing business predominately from the Far East, the Company believes there is a major competitive advantage in being a fully integrated supplier with the capability of controlling and managing the process of manufacturing from raw materials to finished garments and that vertical integration should reduce the product cost, allow the Company to better control production variances and make the Company more competitive in today's business environment. In becoming a vertically integrated manufacturer, the Company has experienced difficulties in developing the skilled labor base necessary to operate efficiently, and has suffered lower gross margins and higher expenses as a result. In addition, gross margins have been adversely affected by inventory variances and markdowns, while SG&A expenses have increased due to overhead inefficiencies. The Company has made progress in addressing these problems. Because of the decline in sales for 2001, the resulting excess manufacturing capacity and efforts by retailers to control their inventory levels, the Company has experienced lower gross profit margins and expects this to continue until retail demand increases and the Company can utilize more of its manufacturing capacity. For a majority of 1999, the Company relied on approximately 26 independent sewing facilities in Mexico. In 2000, as a result of the Company's acquisitions and vertical integration strategy, those facilities have been replaced by three facilities. The Company owns two of these facilities and has an exclusive production agreement with the third. During 2001, the Company has also begun to reduce duplicate overhead between the United States and Mexico. The Company expects to see the benefits of lower production costs as it manages the challenge of multiple production locations in Mexico. In order to execute its vertical integration strategy, the Company has taken the following actions: (i) facilities have been acquired and developed to support anticipated capacity requirements; (ii) computer systems are being developed and installed, which better allow the Company to track its production and inventory;
(iii) new operational policies have been implemented to ensure operations function efficiently and effectively; and (iv) a new management team was put in place in Mexico to direct the Company's transition into a fully vertical integrated manufacturer. The Company's vertical integration strategy has encountered delays and costs customary for the startup of new businesses, including the development of policies, procedures and systems and locating and retaining qualified management. In addition, these delays and costs have been exacerbated by the need to understand local customs, the significant political, economic and cultural changes in Mexico and the delays and costs associated with developing operations and systems. Prior to 1999, the Company had no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "--Factors That May Affect Future Results".

     For a detailed description of the Company's acquisitions and development of production facilities in Mexico, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     On July 1, 2001, the Company entered into a joint venture with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, the Chairman of the Company, called United Apparel Ventures, LLC ("UAV"). This joint venture was created to coordinate the production of apparel for a single customer of the Company's branded business. UAV is owned 50.1% by Tag Mex, Inc. a wholly-owned subsidiary of the Company, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into the

Company's results since July 2001 with the minority partners share of all gains and loses eliminated through the minority interest line in the Company's financial statements.

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V., which is a majority owned by Kamel Nacif, a related party to the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for sewing during 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year. The Company paid approximately $11 million for this facility. This entire amount had been paid through advances and the transfer of certain receivables except for approximately $1.2 million owed as of September 30, 2001. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company's consolidation of 26 independent third party sewing contractors into three facilities, two of which are owned by the Company. The Company has an exclusive contract with the third sewing contractor, which expires in February 2002.

In April 2000, the Company formed Jane Doe International, LLC ("JDI") for the purpose of purchasing the assets of Needletex, Inc., the owner of the Jane Doe brand. JDI is owned 51% by the Company and 49% by Needletex, Inc. During 2000, the Company experienced a $2.6 million loss as a result of this operation. Accordingly, in March 2001, the Company began the conversion of JDI from an operating company to a licensing company. To date, JDI has entered into four licenses with regards to the use of the Jane Doe marks. The Company is continuing to review strategic options for this division.

Factors That May Affect Future Results

This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Vertical Integration. In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. Prior to April 1999, the Company had no history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company's vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. The Company is also subject to the risks associated with doing business in foreign countries including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Because of the decline in sales for 2001, the resulting excess manufacturing capacity and efforts by retailers to control their inventory levels, the Company has experienced lower gross profit margins and expects this to continue until retail demand increases and the Company can utilize more of its manufacturing capacity.

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

Economic Conditions. The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company's results of operations. In addition, certain retailers, including some of the Company's customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from, or loss of, a major customer could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

Future Liquidity. The Company is highly leveraged. The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options. There can be no assurance as to the Company's ability to continue generating enough cash to fund operations. Many of the Company's bank and credit facilities are governed by certain restrictive covenants. There can be no assurance as to the Company's ability to meet the requirements of these restrictive covenants. Any failure to meet the requirements of these covenants or obtain a waiver for not meeting the requirements may have a material adverse effect on the Company's ability to fund operations.

Reliance on Key Customers. Affiliated stores owned by The Limited, Inc. (including Lerner New York, Limited Stores, Express, and Express Men's (formerly Structure)), accounted for approximately 20% and 27% of the Company's net sales for the first nine months of 2001 and 2000 respectively. These results do not include sales to Lane Bryant, which was sold by The Limited in August 2001. The loss of all or part of the business derived from such customers could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

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

Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods, which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers, including The Limited, Inc., require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws and inspect the Company's facilities often. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

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

Foreign Manufacturing. Approximately 95% of the Company products were imported (including Mexico) during the first nine months of 2001. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

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

Key Personnel. The Company depends on the continued services of its senior management. The loss of the services of any key employee could have a material adverse effect on the Company's results of operations. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may impair future results.

Future Acquisitions. In the future, the Company may continue its growth through acquisition. The Company may not be successful in overcoming the risks associated with acquiring new businesses and this could have a material adverse effect on the Company's results of operations.

Future Capital Requirements. The Company is highly leveraged. The Company may not be able to fund its future growth or react to competitive pressures if it lacks sufficient funds. The Company's large investment in its vertical integration strategy in Mexico coupled with the general economic downturn has put a strain on cash flow. Currently, the Company feels it has sufficient cash available through its cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options to fund existing operations for the foreseeable future. The Company cannot be certain that additional financing will be available on acceptable terms in the future if necessary.

Stock Price. The market price of the Company's common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. Also, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the Company's stock.

Closely Controlled Stock. At September 30, 2001 certain senior executives beneficially owned approximately 57% of the Company's outstanding common stock. These senior executives effectively have the ability to control the outcome on all matters requiring Shareholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets, and to control the Company's management and affairs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of net sales:


                                          Three Months Ended September 30,              Nine Months Ended September 30,
                                          -------------------------------               ------------------------------
                                            2001                   2000                   2001                  2000
                                            ----                   ----                   ----                  ----


Net sales ................................  100.0%                 100.0%                100.0%                100.0%
Cost of sales ............................   87.1                   80.2                  84.4                  81.7
                                             ----                   ----                  ----                  ----

Gross profit .............................   12.9                   19.8                  15.6                  18.3
Selling and distribution expenses ........    4.5                    4.3                   4.4                   4.2
General and administration expenses* .....   12.7                   11.2                  10.9                   9.4
                                             ----                   ----                  ----                   ---

(Loss) income from operations.............   (4.3)                   4.3                   0.3                   4.7
Interest expense .........................   (2.3)                  (2.4)                 (2.2)                 (2.3)
Other income .............................    0.6                    0.2                   1.2                   0.2
Minority interest ........................   (0.3)                   0.4                   0.1                   0.1
                                              ---                    ---                   ---                   ---

(loss) income before taxes ...............   (6.3)                   2.5                  (0.6)                  2.7
Income taxes .............................   (0.9)                   0.9                   0.2                   1.0
                                              ---                    ---                   ---                   ---

Net (loss) income ........................   (5.4)%                  1.6%                 (0.8)%                 1.7%
                                             =====                   ====                 =====                  ====

* Includes amortization of excess of cost over fair value of net assets acquired.

Third Quarter 2001 Compared to Third Quarter 2000

Net sales decreased by $28.8 million, or 27.0%, from $107.0 million in the third quarter of 2000 to $78.2 million in the third quarter of 2001. The decrease in net sales included a decrease in sales of $8.1 million to mass merchandisers, a decrease of $10.7 million to divisions of The Limited, Inc. (excluding Lane Bryant), a decrease of $7.2 million to Lane Bryant, a decrease of $4.3 million as a result of the conversion of Jane Doe from a sales company to a licensing company, a decrease of $6.1 million to branded businesses, offset by increases of $1.5 million to Northern Reflections and Kohl's and an increase of $5.9 million in sales of closeout merchandise. The decrease in net sales was primarily attributable to the overall economic conditions, which are affecting the retail industry. The weakening economy and announced layoffs have affected consumer spending habits thus hurting retail sales and causing retailers to reduce their orders from suppliers, such as the Company, in a effort to control their inventory levels. Sales to divisions of The Limited, Inc. in the third quarter of 2001 amounted to 26% of net sales, as compared to 29% in the comparable quarter in the prior year. These results do not include sales to Lane Bryant, which was sold by The Limited in August 2001.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the third quarter of 2001 was $10.1 million, or 12.9% of net sales, compared to $21.2 million, or 19.8% of net sales in the comparable prior period. The decrease in gross profit occurred primarily because of the decline in sales in the third quarter of 2001 and the resulting excess manufacturing capacity. Because of this excess capacity combined with the continuing efforts by retailers to control their inventory levels, the Company expects lower gross profit margins to continue until retail demand increases and the Company can utilize more of its manufacturing capacity. Also affecting gross profit in the third quarter was $4.0 million related to closeout sales, an inventory reserve and other miscellaneous charges.

Selling and distribution expenses decreased from $4.7 million in the third quarter of 2000 to $3.5 million in the third quarter of 2001. As a percentage of net sales, these expenses increased from 4.3% in 2000 to 4.5% in 2001 due to the reduction in sales. Selling and distribution expenses also decreased $0.4 from the second quarter of 2001. These decreases are due to the Company's continuing cost cutting efforts. General and administrative expenses (which include amortization of excess of cost over fair value of net assets acquired) decreased from $11.9 million in the third quarter of 2000 to $9.9 million in the third quarter of 2001. The decrease in expenses is due to the Company's continuing cost cutting efforts. General and administrative expenses, however increased by $1.2 million over the second quarter of 2001 due to various reserves the Company has recorded for legal actions taken and reserves recorded, primarily for the Aris receivable.

Operating (loss) income in the third quarter of 2001 was $(3.3) million, or (4.3)% of net sales, compared to $4.6 million, or 4.3% of net sales, in the comparable prior period as a result of the factors discussed above.

Interest expense decreased from $2.6 million in the third quarter of 2000 to $1.9 million in the third quarter of 2001. This decrease was as a result of reduced borrowings from a lower borrowing base and interest rate reductions. Included in interest income is $1.0 million in the third quarter of 2001 from the note receivable related to the sale of certain equipment pertaining to the turnkey twill mill and garment processing facility in Tlaxcala Mexico ("Tlaxcala"). Other (expense) income decreased from $103,818 in the third quarter of 2000 to $(479,682) in the third quarter of 2001 due to exchange rate variations relating to debt denominated in the Deutsch Mark and Euro.

Minority interest expense for the third quarter of 2001 was $(220,484) from its UAV joint venture as compared to income of $502,947 for the third quarter of 2000 from JDI. All JDI losses for the quarter have been absorbed by the Company because the entire minority investment of $1.2 million has been absorbed by JDI losses and the minority partner has no additional funding requirements. This amount represents the minority partners' share of losses of JDI, in which the Company acquired a 51% interest on April 12, 2000. In March 2001, the Company began the conversion of JDI from a sales company to a licensing company. To date, JDI has entered into four licenses with regards to the use of the Jane Doe marks. The Company is continuing to review strategic options for this division.

First Nine Months of 2001 Compared to First Nine Months of 2000

Net sales decreased by $55.2 million, or 17.6%, from $313.8 million for the first nine months of 2000 to $258.6 million for the first nine months of 2001. The decrease in net sales included a decrease in sales of $39.2 million to mass merchandisers, a decrease of $34.3 million to divisions of The Limited, Inc. (excluding Lane Bryant), a decrease of $3.4 million as a result of the conversion of Jane Doe from a sales company to a licensing company, an increase of $0.8 to Lane Bryant, an increase of $2.8 million to branded businesses, an increase of $7.9 million to Northern Reflection and Kohl's, and an increase of $5.3 million as a result of new product sales of women's tops and an increase of $5.9 million in sales of closeout merchandise . The decrease in net sales was primarily attributable to the overall economic conditions, which are affecting the retail industry. The weakening economy and announced layoffs have affected consumer spending habits thus hurting retail sales and causing retailers to reduce their orders from suppliers, such as the Company, in a effort to control their inventory levels. Sales to divisions of The Limited for the first nine months of 2001 amounted to 20% of net sales, as compared to 27% in the comparable quarter in the prior year. These results do not include sales to Lane Bryant, which was sold by The Limited in August 2001.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first nine months of 2001 was $40.3 million, or 15.6% of net sales, compared to $57.5 million, or 18.3% of net sales in the comparable prior period. The decrease in gross profit occurred primarily because of the decline in sales during the first nine months of 2001 and the resulting excess manufacturing capacity. Because of this excess capacity combined with the continuing efforts by retailers to control their inventory levels, the Company expects lower gross profit margins to continue until retail demand increases and the Company can utilize more of its manufacturing capacity.

Selling and distribution expenses decreased from $13.3 million for the first nine months of 2000 to $11.3 million for the first nine months of 2001. As a percentage of net sales, these expenses increased from 4.2% in 2000 to 4.4% in 2001 due to the reduction in sales. General and administrative expenses (which include amortization of excess of cost over fair value of net assets acquired) decreased from $29.6 million for the first nine months of 2000 to $28.1 million for the first nine months of 2001. As a percentage of net sales, these expenses increased from 9.4% for the first nine months of 2000 to 10.9% for the first nine months of 2001 due to the reduction in sales.

Operating income for the first nine months of 2001 was $0.8 million, or 0.3% of net sales, compared to $14.6 million, or 4.7% of net sales, in the comparable prior period as a result of the factors discussed above.

Interest expense decreased from $7.1 million for the first nine months of 2000 to $5.9 million for the first nine months of 2001. This decrease was as a result of reduced borrowings from a lower borrowing base and interest rate reductions. Included in interest income is approximately $3.0 million for the first nine months of 2001 from the note receivable related to the sale of certain equipment pertaining to Tlaxcala. Other (expense) income decreased from $473,807 for the first nine months of 2000 to $334,414 for the first nine months of 2001 due to exchange rate variations related to debt denominated in the Deutsch Mark and Euro.

Minority interest was $125,420 for the first nine months of 2001 as compared to income of $224,517 for the first nine months of 2000. This amount represents the minority partners' share of losses of JDI, in which the Company acquired a 51% interest on April 12, 2000, and its UAV joint venture. In March 2001, the Company began the conversion of JDI from an operating company to a licensing company. To date, JDI has entered into four licenses with regards to the use of the Jane Doe marks. The Company is continuing to review strategic options for this division.

Liquidity and Capital Resources

The Company is highly leveraged. The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company's contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates, management of accounts payable turn and the proceeds from the exercise of stock options.

During the first nine months of 2001, net cash provided by operating activities was $19.6 million, as compared to net cash provided by operating activities of $10.0 million in 2000. Net cash provided by operations in 2001 resulted primarily from a net loss of $(2.1) million adjusted for depreciation and amortization of $10.6 million. In addition to these items, the components of working capital impacting cash from operations included cash used related to an increases of $1.1 million in accounts receivable, a decrease of $1.6 million in inventory, a decrease of $0.8 million in temporary quota, a decrease of $0.2 million in prepaid expenses and other assets and an increase of $12.5 million in accounts payable and accrued expenses. Changes from prior years were a result of net income provided and changes in working capital.

During the first nine months of 2001, cash flow used in investing activities was $7.6 million, compared to $21.4 million in 2000. Cash used in investing activities in 2001 included approximately $3.7 million primarily used to acquire fixed assets and construction costs in Mexico to build production facilities and $5.8 million used to acquire a sewing facility in Ajalpan, Mexico. A portion of the approximately $11.0 million purchase of Ajalpan was advanced during fiscal 2000.

During the first nine months of 2001, cash flow used in financing activities was $12.9 million. This was primarily due to advances under the Debt Facility offset by pay downs of existing facilities and advances to shareholders/officers. Cash provided by financing activities was $9.8 million in 2000.

The Company has entered into a new credit facility with Banco Nacional de Comercio Exterior SNC. This facility provides for a $10.0 million credit line based on purchase orders and is restricted by certain covenants. As of September 30, 2001, approximately $1.1 million has been drawn against the facility.

     The Company has a credit facility of $33 million with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB"), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB's facility accrues at HKSB's prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of September 30, 2001, HKSB's U.S. dollar prime rate equaled six percent. This facility is subject to certain restrictive covenants including a provision that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. In July 2001, the Company agreed to begin reducing this facility by $375,000 per month. As of September 30, 2001 there was $17.8 million of outstanding borrowings under this facility. As of September 30, 2001, the Company was in violation of certain covenants and has requested but not received waivers with regards to the violations.

The Company is repaying its previous outstanding balance with Standard Chartered Bank Hong Kong by $500,000 per month. As of September 30, 2001, this outstanding loan amounted to $0.7 million.

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

     On June 29, 2001 the Company reduced the $105 million Debt Facility to $90 million and agreed to reduce the $25 million over advance limit under this facility by $500,000 per month beginning February 28, 2001. Along with these amendments, certain covenants from time to time were amended or waived, subject to, among other items the payment of various fees. The Company agreed to pay an additional facility fee of $750,000 to the lender and, in lieu of granting the lender a Stock Subscription Warrant, re-negotiated its agreement to issue the warrant by paying a $500,000 fee payable in $75,000 installments on each of June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002,
and September 30, 2002 with the final $50,000 installment due on December 31, 2002. A total of approximately $70.0 million was outstanding under the facility at September 30, 2001. As of September 30, 2001, the Company was in violation of certain covenants and has requested but not received waivers with regards to the violations. Refer to Part II, Item 3 of this document for further explanation of these covenant violations.

As of September 30, 2001, Grupo Famian had a short-term advance from Banco Bilboa Vizcaya amounting to $0.7 million.

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

The Company had two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The outstanding amounts as of September 30, 2001 were $10.9 million due to GE Capital and $3.6 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants.

During 2000, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5% and are payable in semiannual payments commencing in February 2000. Of this amount, $16.0 million was outstanding as of September 30, 2001. Of this amount, $6.7 million is denominated in Deutsch Marks and $0.8 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

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

     From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Chairman, and Todd Kay, Vice Chairman and President. The maximum amount of such borrowings from Messrs. Guez and Kay during 2001 was approximately $10.9 million and $3.0 million, respectively. As of September 30, 2001, Mr. Guez was indebted to the Company in the amount of $0.4 million and the Company was indebted to Mr. Kay in the amount of $2.3 million, respectively. All advances to, and borrowings from, affiliates in 2001 bore interest at the rate of 7.75%. The Company has adopted a policy that all advances to, borrowings from, or transactions with officers, directors and principal shareholders, or their family members greater than $500,000, shall (i) be made on terms no less favorable to the Company than could be obtained from unrelated third parties (including, but not limited to, the rate of interest, repayment schedule and collateral), (ii) be evidenced by such definitive agreements as are customary for similar transactions between unrelated third parties and (iii) be approved by a majority of the members of the Board of Directors and by a majority of the Company's independent directors. Subsequent to September 30, 2001, an amendment allowing Mr. Guez to borrow $2.5 million was approved by the Board of Directors at terms consistent with the Company's policy.

     During the first quarter of 2001, the Company borrowed $6.8 million from Kamel Nacif, a shareholder. This loan was paid back subsequent to the end of the first quarter in April 2001. At September 30, 2001, the Company is owed $5.1 million by Mr. Nacif as a result of (i) fabric sales to entities controlled by Mr. Nacif, (ii) costs of the Twill Mill absorbed by the Company and billed to entities controlled by Mr. Nacif and (iii) $1.2 million owed to Mr. Nacif by the Company from the Ajalpan acquisition. In addition, the Company has a note receivable from an entity owned by Mr. Nacif for $44.5 million relating to the sale of certain equipment.

Under the Company's vertical integration strategy in Mexico, it will invest approximately $220 million in the acquisition of a denim mill and the construction of a new facility which when fully operational will spin, weave and dye twill fabric, and provide the capability to cut, launder, finish and ship finished garments. The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company's bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, capital expenditures aggregating approximately $175 million have been made with respect to vertical integration programs initiated by the Company.

The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
-------------------------

In July 2001, the Company was served with a complaint in an action brought in the Superior Court of the State of California, Los Angeles County, by Choi Industrial, a South Korean Corporation, as plaintiffs. During 1999, the Company contracted with the plaintiff for the production of certain garments for one of its customers. Upon receipt of the goods, the customer informed the Company that the goods were of sub-standard quality. The Company subsequently filed a claim against the plaintiff and refused to remit the balance of what was owed on the order. In July 1999, the Company settled its dispute with the plaintiff. The complaint alleges that the Company, through its acquisition of certain assets of Marshall Gobuty International U.S.A., Inc., a California corporation ("MGI") in 1998 owes the plaintiff the unpaid balance for services rendered of approximately $234,000 plus interest, The Company has submitted its Answer to the Complaint, which generally denies the principal allegations therein, denies any liability to the plaintiff and alleges a number of affirmative defenses to the claims made by the plaintiff. The Company believes that it has valid defenses to the claims set forth in the plaintiff's complaint and intends to vigorously defend against these claims.

In September 2001, the Company was served with a complaint in an action brought in the Superior Court of the State of California, Los Angeles County, by Nicolas Nunez, a former employee of the Company, as plaintiff. This complaint alleges that the Company wrongfully terminated and breached its contract with Mr. Nunez in October 2000.

Subsequent to September 30, 2001, the Company discontinued its employment relationship with the President of JDI. This former employee has filed a wage action against the Company for $360,000 with the California Department of Labor. In addition, the former employee has notified the Company that he wishes to invoke the arbitration clause in his employment agreement.

Item 2.  Changes in Securities.                                    None.
         ---------------------

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

As of September 30, 2001 and the date of this Quarterly Report, the Company was not in compliance with certain covenants contained in the Revolving Credit, Factoring and Security Agreement with GMAC Commercial Credit LLC ("GMAC") requiring that the Company maintain minimum tangible net worth, fixed charge coverage ratio, interest coverage ratio and total leverage ratio. The Company has notified GMAC of the foregoing and is in discussions with GMAC regarding obtaining a waiver of these covenants. There can be no assurance that the Company will be successful in obtaining such a waiver. In such event, GMAC would be entitled to exercise certain remedies under the Revolving Credit, Factoring and Security Agreement, including termination of this agreement.


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

        Exhibit 10.99.1 - Consulting Agreement effective as of October 9, 2001 by and between Gabriel Zeitouni and Tarrant Apparel Group.

        Exhibit 10.101* - Limited Liability Company Operating Agreement of United Apparel Ventures, LLC effective July 1, 2001.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(b) Reports on Form 8-K:                                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TARRANT APPAREL GROUP

Date: November 14, 2001               By: /s/ Scott Briskie

                                          Scott Briskie
                                          Vice President-Finance and
                                          Chief Financial Officer

                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)