Form 10-K
period 2001-12-31
TARRANT APPAREL GROUP
filed 2002-04-01
CIK 944948

As filed with the Securities and Exchange Commission on April 1, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to

Commission File Number: 0-26430

TARRANT APPAREL GROUP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4181026 (I.R.S. Employer Identification Number)

3151 East Washington Boulevard
Los Angeles, California 90023
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:    (323) 780-8250

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 15, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $79,367,493 based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the Registrant outstanding as of March 15, 2002: 15,841,815.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2001.

PART I

Item 1.    BUSINESS

General

This 2001 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the ability of the Company to profitably manage a vertically integrated sourcing and distribution business, the financial strength of the Company’s major customers, the continued acceptance of the Company’s existing and new products by its existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, general economic conditions, China’s entry into WTO, global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.”

Tarrant Apparel Group (the “Company”), a leading provider of private label casual apparel, serves specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Since 1988, when the Company began designing and supplying private label denim jeans to a single specialty retail store chain, it has successfully expanded its product lines and customer base to service over 25 customers during 2001. Since 1999, the Company has transformed itself from sourcing apparel solely from contract manufacturers in the Far East to also being a vertically integrated manufacturer in Mexico . The Company’s current products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. See “ Products and Customers.”

The Company achieved a compound annual growth rate in net sales of approximately 19% from $205 million in 1995 to $395 million in 1999. In 2000, the Company’s net sales remained flat as compared to 1999, and in 2001, the Company’s net sales decreased by 16.4% to $330 million.In 2000 and 2001, the Company experienced a net loss of $2.5 million and $2.9 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition of Results of Operations.”

From inception, the Company relied primarily on independent contract manufactures located primarily in the Far East. Commencing in the third quarter of 1997 and taking advantage of the North American Free Trade Agreement (“NAFTA”), the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Since 1999, the Company has engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico. The gross sale of products sourced in Mexico was approximately $170 million in 2001 (or 52% of net sales) compared to approximately $200 million in 2000 (or 51% of net sales). In addition, the Company has maintained its sourcing operation from the Far East. The vertical integration of its manufacturing operations through the development and acquisition of fabric and production capacity in Mexico concluded in 2001. In addition, the Company focused on coordinating and improving the efficiencies of its operations throughout the year. The Company believes that the dual strategy of maintaining independent contract manufacturers in the Far East and a Company controlled manufacturing network in Mexico can best serve the different needs of its customers and enable it to take the best advantage of both markets. In addition, the Company believes it has diversified its business risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions).

Major apparel retailers are increasingly outsourcing apparel merchandise management programs to minimize inventory risks, to increase profitability and return on investment, and to enable them to replenish inventory rapidly. Furthermore, many retailers are consolidating the number of their suppliers to ensure the best service and the volume required for lower cost products. The Company believes that both its sourcing operation in the Far East and its Mexican manufacturing operations are well positioned to capitalize on these trends.

The continuing predominance of casual wear in the workplace and emphasis on a casual, active lifestyle have increased the demand for casual, moderately priced, private label products. The Company believes its production flexibility of denim and twill products in Mexico and its sourcing ability in the Far East can satisfy the different requirements from its various customers. See “Products.”

The Company believes that to a large extent, the cost, problems and inefficiencies initially encountered in its vertical integration strategy have been corrected and the benefits of lower cost production should improve margins. From the end of 2000 through 2001, the U.S. economy experienced an economic downturn, which was exacerbated by the events of September 11. In Mexico, the Company faced the challenge of an industry wide slowdown coupled with the fixed costs associated with its manufacturing facilities.
The Company responded by implementing programs to cut operating costs, including reducing its workforce by approximately 20% in Mexico and Hong Kong and 50% in the U.S. The Company believes the consolidation of its worldwide operations has helped overcome the economic challenges in the past year. The Company also believes that overhead reductions and the current operating efficiency will result in a stronger operating position.

China’s entry into the World Trade Organization (“WTO”) may pose serious challenges to Mexican products due to the elimination of U.S. quotas on Chinese apparel products in 2005. Because the Company still maintains a strong sourcing operation in the Far East, the Company believes it will be able to take advantage of improved pricing from China, and its Mexican operation will continue to maintain its competitiveness due to the tariff advantages afforded by NAFTA. See “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

Management believes that the following trends are currently affecting apparel retailing and manufacturing:

•	The continued predominance of casual apparel in the workplace and emphasis on a casual, active lifestyle have increased the demand for casual, moderately priced private label products.

•
Consolidation among apparel retailers has increased their ability to demand value-added services from apparel manufacturers, including fashion expertise, rapid response, just-in-time delivery, Electronic Data Interchange (“EDI”) and favorable pricing.

•
A decline in brand loyalty and increased competition among retailers due to consolidation have resulted in an increased demand for private label apparel which generally offers retailers higher margins and permits them to differentiate their products.

•	The current fashion cycle requires more design and product development, in addition to quickly responding to emerging trends. Apparel manufacturers offering these capabilities are in demand.

The Company believes that it has the capabilities to take advantage of these trends and to become a principal value-added supplier of casual, moderately priced, private label apparel because of the following key elements:

Design Expertise.    As one of the very few sourcing companies with its own design team, the Company believes that it has established a reputation with its customers as a fashion resource and manufacturer that is capable of providing design assistance to customers in the face of rapidly changing fashion trends.

Research and Development Ability.    The Company believes its design team and its two sample rooms in Mexico and China have made significant contributions to customers in developing new fabrics, washes and finishes.

Sample-Making and Market-Testing Ability.    The Company seeks to support customers with its design expertise, sample-making capability and ability to rapidly produce small test orders of products.

On Time Delivery.    The Company has developed a diversified network of international contract manufacturers and fabric suppliers which, together with its vertically integrated Mexican manufacturing operations enables the Company to accept orders of varying sizes and delivery schedules and to produce a broad range of garments at varying prices depending upon lead time and other requirements of the customer. The Company believes its Mexican operation has the added geographical advantage of being capable of delivering large quantities with much shorter lead-time.

Quality and Competitively Priced Products.    While the Company continues to maintain a quality sourcing operation in the Far East, it has also developed a vertically integrated manufacturing operation in Mexico. The Company believes that this strategy has increased its sales capacity, increased its control over the production process, improved quality control, lowered costs and shortened lead times.

Product Diversification.    The Company’s modern spinning and weaving equipment in Mexico has the flexibility to produce either denim or twill. See “Products”.

Low-Cost Operations.    The initial need for certain duplicate operational costs when setting up the Mexican operation has largely been eliminated. Beginning in 2001, the Company sought to reduce its operational overhead to the level experienced before 1999. The Company believes this objective will be achieved in the coming years.

IT Initiative

The Company began a comprehensive information technology initiative during the fourth quarter of 1999. This initiative consisted of four phases.

•	A company wide hardware and operating system upgrade

•	The enhancement of the software developed by the Company for tracking its Hong Kong production

•	Standardization of the Company’s accounting software

•	Installation of a complete computerized production and accounting system allowing data to flow seamlessly between all facilities in the U.S. and Mexico

While the above initiative has been largely completed, the Company continues to invest in new technologies to tighten its inventory and production controls and streamline its production costs as opportunities arise. The Company believes its ability to receive orders and issue invoices to serve customers through Electronic Data Interchange (“EDI”) has maintained its competitiveness.

Acquisitions—General

United Apparel Ventures

On July 1, 2001, the Company entered into a joint venture with Azteca Production International, Inc. (“Azteca”), a corporation owned by the brother of Gerard Guez, the Chairman of the Company, called United Apparel Ventures, LLC (“UAV”). This joint venture was created to coordinate the production of apparel for a single customer of the Company’s branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned subsidiary of the Company, and 49.9% by Azteca. The results of UAV have been consolidated into the Company’s results commencing in July 2001 with the minority partner’s share of earnings (losses) provided for in the Company’s financial statements.

Jane Doe

On April 12, 2000, the Company formed a new company, Jane Doe International, LLC (“JDI”). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (“TCL”), Inc., a subsidiary of the Company, and 49% by Needletex, Inc. In March 2001, the Company converted JDI from an operating company to a licensing company. To date, JDI has entered into two licenses with regards to the use of the Jane Doe trademark. The Company is anticipating entering into additional licenses in 2002.

C M G (Chazzz)

On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation (“CMG”). CMG designs, produces and sells private label and CHAZZZ(R) branded woven (denim and twill) and knit apparel for women, children and men for national chain stores, including J.C. Penney, Sears and Mervyns. This transaction has been accounted for as a purchase, and the purchase price has been allocated based on the fair value of assets acquired and liabilities assumed. The operations of CMG have been included with those of the Company commencing on March 23, 1999.

Acquisitions—Vertical Integration

In 1997, the Company commenced the vertical integration of its business in Mexico. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. The Company believes that vertical integration should reduce product cost, allow the Company to better control production variances and make the Company more competitive in today’s business environment. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. See “Item 7—Management Discussions and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results .”

Acquisition of Ajalpan

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan Mexico from Confecciones Jamil, S.A. de C.V, which is majority owned by Kamel Nacif, a principal shareholder of the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for production during 2000 and 2001. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year.

The Company paid $11 million for this operating facility. This entire amount had been paid through advances and other trade receivables. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company’s garment production core which consists Grupo Famian and Ajalpan are owned by the Company, Tlaxcala, which is currently leased, the UAV joint venture and production agreement with Manufactures Cheja.

Exclusive Production Agreement

On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja (“Cheja”) through February 2002. The Company has agreed on a new contract to extend the agreement for an additional quantity of 6,400,000 units beginning April 1, 2002 which will cover an eighteen-month period. The Company has provided Cheja approximately $3.2 million in advances related to the production agreement to be recouped out of future production.

Acquisition of Production Facilities

On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations (“Grupo Famian”). Grupo Famian operated seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide full package production (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. The purchase price consisted of (i) $1,000,000 cash paid at closing, (ii) a $3,000,000 non-interest bearing promissory note paid in three installments of $1,000,000 during 1999 and (iii) $8,000,000 payable in installments through September 30, 2002. A total of $5.0 million of the consideration is contingent upon the Grupo Famian subsidiary meeting specified pretax income requirements. This transaction has been accounted for as a purchase, and the purchase price was allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired will be amortized over 15 years. The operations of Grupo Famian are included with those of the Company commencing on August 1, 1999.

During 2000, the Company invested approximately $6 million to increase the capacity of Grupo Famian by adding six new sewing facilities consisting of approximately 46,000 square feet and 6 sewing lines. After the addition of this facility, total sewing capacity has been increased to 240,000 units per week and cutting, laundry, and finishing capacity was increased to 180,000 units per week. The Company is continuing to expand this operation to be a balanced full package producer.

Acquisition of Denim Mill

On April 18, 1999, the Company finalized an agreement to acquire certain assets of a denim mill located in Puebla, Mexico, from which Mr. Kamel Nacif is the principal shareholder, with an annual capacity of 18 million meters (“Jamil”). The purchase price consisted of $22.0 million in cash paid on May 7, 1999 and 1,724,000 shares (“the Shares”) of the Company’s Common Stock issued on May 24, 1999 valued at $45.3 million. The Shares were to be distributed to the sellers in three equal installments on April 1, 2000, 2001 and 2002; provided, however, that any distribution (i) shall be offset by any claims of the Company against the sellers under the asset purchase agreement and (ii) will be proportionally reduced in the event the assets fail to produce at least 15 million yards of marketable denim in the fiscal year immediately preceding the dates of such distributions of Shares. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the Shares. The Shares are being held by the Company as collateral pursuant to option on the twill mill. See “Acquisition of Twill Mill and Garment Processing Facility”. The Company has also assumed the obligations of the sellers under an existing collective bargaining agreement; provided, however, that the sellers shall reimburse the Company for any costs (including, but not limited to, salaries and benefits) arising before the closing date or as a result of this acquisition.

On April 1, 1999, the Company entered into a three-year employment agreement with Mr. Nacif, pursuant to which Mr. Nacif initially was entitled to receive (i) an annual base salary of $1 million, (ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and (iv) the right (the “Option”) for ten years to purchase up to 500,000 shares of the Company’s Common Stock at an exercise price of $25 per share. The Option vests in three equal installments on April 1, 2000, 2001 and 2002. In the event the Company terminates Mr. Nacif’s employment without cause (as defined), the Company shall remain obligated to pay Mr. Nacif an amount equal to his base salary for the remainder of the stated term. In the event Mr. Nacif’s employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to Mr. Nacif, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination. As of January 1, 2000, the Company and Mr. Nacif amended Mr. Nacif’s employment Agreement to reduce his annual salary from $1 million to $250,000 starting in 2000. To induce Mr. Nacif to renew his contract for another three years, the Board of Directors has approved the grant to him, subject to shareholder approval of options to purchase an additional one million in shares at the closing price on the date of grant is ratified by shareholders. See “ Ratification of Executive Stock Options Grants.”

Acquisition of Twill Mill and Garment Processing Facility

On December 2, 1998, the Company contracted with an affiliate of Mr. Nacif, the seller of the sewing facility and the denim mill described above, for the construction of a fully operational facility near Puebla, Mexico for the production of twill fabric. The facility also houses ancillary facilities. Initially, if the Company were to exercise its option to purchase this facility, the purchase price would have been the sum of (i) the cost of construction and equipment installed, which cost will not include operating expenses, estimated to be approximately $70 million, and (ii) a promissory note of the Company (“the Note”) in the principal amount of $28 million, payable on the third anniversary date of the closing date, and bearing interest payable semi-annually in arrears on each June 30 and December 31, at the rate of 7% per annum.

During the fourth quarter of 1999, the Company began using a portion of this facility to wash, finish and pack. Construction of the facility was completed during fiscal 2000. On October 16, 2000, the Company revised its agreement (the “Amendment”) regarding this facility (i) to extend its option to purchase the facility until September 30, 2002 and (ii) to provide that the purchase price would be the fair market value of the fully operational facility. The twill mill portion of the facility is currently being operated by an affiliate of Mr. Nacif. The Company began operating the garment processing center and distribution facilities of this facility in the fourth quarter of 1999. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right to purchase all production capacity of the twill mill. Concurrently with the Amendment, the Company (i) sold for $33,820,279 certain denim manufacturing equipment and other personal property purchased by the Company for use in the facility, (ii) sold for $1,412,225 certain cotton, work-in-progress and twill and denim manufactured in the pre-production testing of the facility, and (iii) leased through September 30, 2002 to Mr. Nacif, certain denim manufacturing equipment purchased by the Company for use at the facility, all to the operator of the twill mill. The purchase price for such assets, together with approximately $12.5 million previously advanced by the Company to the developer of the facility, is represented by a promissory note of approximately $48 million payable over five years and bearing interest at eight and one-half percent with the remaining balance due October 5, 2005 on a ten year amortization. The equipment sold and 1,724,000 shares of the Common Stock of the Company have been pledged as collateral for this note. For complete description of this transaction, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2000. Currently, the Company intends to exercise its option to purchase the production facility. The terms of the agreement are under negotiations.

Products

While women’s jeans have historically been, and continue to be, the Company’s principal product, in recent years the Company has expanded its sales of moderately-priced, women’s apparel to include casual, denim and non-denim, including twill, woven tops and bottoms and has commenced the sale of men’s and children’s apparel in 1998. The Company’s women’s apparel products currently include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $4.00 to over $25.00 per garment.

Over the past three years, approximately 63% of net sales were derived from the sale of pants and jeans, approximately 15% from the sale of shorts and approximately 6% from the sale of shirts. The balance of net sales consisted of sales of skirts, dresses, jackets and other products.

While denim continues to be in strong demand, the Company’s modern spinning and weaving equipment in Mexico has the flexibility to produce both denim and twill.

The Company, in the ordinary course of its business, regularly evaluates new markets and potential acquisitions and believes that numerous opportunities exist due, in part, to the adverse effect on the earnings of many apparel companies of the recent decline in retail sales, and consolidation among retailers. Such opportunities could include transactions involving acquisitions or brand affiliations. See “Acquisitions—General and Acquisitions—Vertical Integration”.

Customers

For the year ended December 31, 2001, affiliated stores owned by The Limited, including Express, Lerner New York and Limited Stores accounted for approximately 22.8 % of the Company’s net sales. Lane Bryant, currently owned by Charming Shoppes in 2001 but by the Limited in 2000, accounted for 20.5% of net sales in 2001. Net sales in 2000 to affiliated stores owned by the Limited Inc., including Lane Bryant, accounted for approximately 44.2% of the Company’s net sales. In addition, in 2001 sales to Walmart, Mervyn’s and Tommy Hilfiger accounted for approximately 12.2%, 7.9% and 7.8% of net sales respectively. No other customer accounted for more than 5.0% of the Company’s net sales. In the same period, virtually all of the Company’s sales were of private label apparel and several major international brands. The Company currently serves over 25 customers, which also include K-Mart, Kohl’s, Mervyns, Sears, Abercrombie & Fitch, Northern Reflection, Tropical Sports Wear and J.C. Penney. Additionally, the Company manufactures branded merchandise for several major designers. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”.

The Company generally targets only high-volume retailers that it believes could grow into major accounts. By limiting its customer base to a select group of larger accounts, the Company seeks to build stronger long-term relationships and leverage its operating costs against large bulk orders. Although the Company continues to diversify its customer base, the majority of any growth in sales is expected to come from existing customers.

On October 22, 1998, Limited Direct Associates LP, an entity 100% owned by The Limited Inc. (“LDA”), acquired one million shares of the Company’s Common Stock through the exercise of an option granted by Mr. Guez and Mr. Kay, the Chairman and President, respectively, of the Company, to LDA at the time of the Company’s initial public offering. The option granted LDA the right to purchase 10% of the total shares of Common Stock outstanding at the time of the initial public offering, or 1,299,998 shares, at a price of $3.60 per share (as adjusted for a two-for-one stock split effective May 8, 1998). The transaction was done on a cashless basis, whereby Mr. Guez and Mr. Kay transferred ownership of one million shares to LDA and, in lieu of receiving cash, Mr. Guez and Mr. Kay retained ownership of the remaining 299,998 shares. The one million shares were subject to a lockup provision, which expired October 9, 1999.

The Company does not have long-term contracts with any of its customers and, therefore, there can be no assurance that any customer will continue to place orders with the Company of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that the Company’s financial condition and results of operations would not be adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.”

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

Each team is responsible for all aspects of its customer’s needs, including designing products, developing product samples and test items, obtaining orders, coordinating fabric choices and procurement, monitoring production and delivering finished products. In particular, the team seeks to identify prevailing fashion trends that meet its customer’s retail strategies and design garments incorporating those trends. The team also works with the buyers of its customer to revise designs as necessary to better reflect the style and image that the customer wishes to project to consumers. During the production process, the team is responsible for informing the customer about the progress of the order, including any difficulties that might affect the timetable for delivery. In this way, the Company and its customer can make appropriate arrangements regarding any delay or other change in the order. The Company believes that this team approach enables its employees to develop an understanding of the customer’s distinctive styles and production requirements in order to respond effectively to the customer’s needs. During 2000, the Company opened an office in Bentonville, Arkansas to support this approach and better service the needs of Walmart. The Company also operates a similar office in Columbus, Ohio for The Limited, which opened in 1999.

As part of the Company’s merchandising strategy, the Company produces, at its own expense, five collections a year from Hong Kong and Mexico embodying new designs and fabrics. The Company produces samples at its facilities in Guangdong Province, China, Hong Kong and Mexico. The facilities in China and Mexico currently furnish the majority of the Company’s sample requirements.

From time to time and at scheduled seasonal meetings, the Company presents its samples to the customer’s buyers who determine which, if any, of those samples will be produced on a test run or a bulk scale. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores such as divisions of The Limited, may require that a product be tested before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables the Company’s customers to identify garments that may appeal to consumers and also provides the Company with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, the Company generally receives a significant percentage of the customer’s total bulk order of the tested item. In addition, as is typical in the private label business, the Company receives bulk production orders to produce merchandise designed by its competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

Sourcing

General

When bidding for or filling an order, the Company’s international sourcing network enables it to choose from among a number of suppliers and manufacturers based on the customer’s price requirements, product specifications and delivery schedules. Historically, the Company manufactured its products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China and has purchased its fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, the Company expanded its network to include suppliers and manufacturers located in a number of additional countries, including Thailand, Egypt and Mexico. Most recently, Mexico, through the Company’s vertical integration strategy, has become the source for more than 50% of its merchandise. Key elements of the Company’s sourcing strategy include (i) continuing to maintain its strong sourcing ability in the Far East and (ii) continuing to expand its production of basic denim and twill products in Mexico. The following table sets forth the percent of the Company’s merchandise, on the basis of the free on board cost at the supplier’s plant (“FOB Basis”), by country for the periods indicated:

	1999	2000	2001
International Sourcing
Hong Kong and China	36.3%	30.1%	29.3%
Other(1)	12.3	11.7	9.5
Domestic Sourcing
United States	2.6	7.5	9.3
Mexico and Central America	48.8	50.7	51.9

(1)	In 2001, such countries consisted of Thailand, Egypt, Cambodia, Mongolia and Nepal.

Dependence on Contract Manufacturers

The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company’s failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company’s results of operations until an alternative source is located and has commenced producing the Company’s products. During the Back to School season of 2000, the Company experienced this problem when its production was dropped by one such independent contractor. To avoid this in the future, the Company has reduced its reliance on outside third party contractors through its Mexico vertical integration strategy. The Company’s garment production core business of Grupo Famian and Ajalpan which the Company owns, Tlaxcala, which is currently leased, the UAV joint venture, and the production agreement with Manufactures Cheja. All international sourcing is still manufactured by independent cutting, sewing and finishing Contractors. See “Acquisition—Vertical Integration.”

Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company’s contractors can result in the Company being subject to fines and the Company’s goods, which are manufactured in violation of such laws, being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, the Company’s customers require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. To that end, the Company is regularly inspected by some of its major customers. There can be no assurance that the violation of applicable labor laws by one of the Company’s contractors will not have a material adverse effect on the Company’s relationship with its customers.

Except for the Company’s production agreement with the operator of the twill mill near Puebla, Mexico, the Company does not have any long-term contracts with independent fabric suppliers. The loss of any of its major fabric suppliers could have a material adverse effect on the Company’s financial condition and results of operations until alternative arrangements are secured. The impact of such a loss may be offset in part by the acquisition or development of fabric mills and production facilities in Mexico. See “ Acquisitions—Vertical Integration.”

Diversified Production Network

The Company believes that it has the ability, through its production network, to operate on production schedules with lead times as short as 45 days. Typically, the Company’s specialty retail customers attempt to respond quickly to changing fashion trends and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. These retailers, including divisions of The Limited, frequently require production schedules with lead times ranging from 30 to 120 days. Although mass merchandisers, such as Walmart, are beginning to operate on shorter lead times, they are occasionally able to estimate their needs as much as six months to one year in advance for “program” business—basic products that do not change in style significantly from season to season. The Company’s ability to operate on production schedules with a wide range of lead times helps it to meet its customers’ varying needs.

By allocating an order among different manufacturers, the Company seeks to fill the high-volume orders of its customers, while meeting their delivery requirements. Upon receiving an order, the Company determines which of its suppliers and manufacturers (both owned and third party contractors) can best fill the order and meet the customer’s price, quality and delivery requirements. The Company considers, among other things, the price charged by each manufacturer and the manufacturer’s available production capacity to complete the order, as well as the availability of quota for the product from various countries and the manufacturer’s ability to produce goods on a timely basis subject to the customer’s quality specifications. The Company’s personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that the Company stagger the delivery of products over several weeks.

International Sourcing

The Company conducts and monitors its international sourcing operations from its international offices. At December 31, 2001, the Company had offices in Hong Kong, Thailand and Mexico. The staffs at these locations have extensive knowledge about and experience with sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of the Company’s senior management, including local staff, visit and inspect the facilities and operations of the Company’s international suppliers and manufacturers.

Foreign manufacturing is subject to a number of risk factors, including, among other things, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas), natural disasters and cultural issues. In addition to these risk factors, the Company faces additional risks arising from the uncertainty regarding the future status of Hong Kong since resumption of Chinese sovereignty on July 1, 1997, the continuation of favorable trade relations between the U.S. and China (in particular the continuation of China’s Normal Trade Relations (“NTR”) status for tariff purposes), and the continuation of economic reform programs in China which encourage private economic activity. Each of these factors could have a material adverse effect on the Company.

While the Company is in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong or China, the Company still primarily contracts with manufacturers and suppliers located primarily in Hong Kong and China for its international sourcing needs (not including Mexico), and currently expects that it will continue to do so for the foreseeable future. Any significant disruption in the Company’s operations or its relationships with its manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on the Company.

The Company commenced manufacturing basic denim and twill products through independent contractors in Mexico in the second quarter of 1997, and is continuing to expand its use of manufacturing facilities in this region. During 1999 and 2000, the Company expanded its Mexico production capabilities, and acquired several Mexico manufacturing operations. The Company believes that after absorbing the high startup costs, risks and overhead associated with the process, the further diversification of its international sourcing network by increasing the use of manufacturing facilities in Mexico along with its vertical integration strategy has (i) reduced its cost of goods, (ii) enhanced the proximity of the Company’s sourcing operations to the Company’s customers and the Company’s executive offices, thereby improving delivery times and increasing management’s control, and (iii) lessened certain risks of doing business in the Far East. See “Acquisitions—Vertical Integration.”

The Import Sourcing Process

As is customary in industry, the Company does not have any long-term contracts with its manufacturers. During the manufacturing process, the Company’s quality control personnel visit each factory to inspect garments when the fabric is cut, as it is being sewn and as the garment is being finished. Daily information on the status of each order is transmitted from the various manufacturing facilities to the Company’s offices in Hong Kong, Mexico and Los Angeles. The Company, in turn, keeps its customers apprised, often through daily telephone calls and frequent written reports. These calls and reports include candid assessments of the progress of a customer’s order, including a discussion of the difficulties, if any, that have been encountered and the Company’s plans to rectify them.

The Company often arranges, on behalf of manufacturers, for the purchase of fabric from a single supplier. The Company has the fabric shipped directly to the cutting factory and invoices the factory for the fabric. Generally, the factories pay the Company for the fabric with offsets against the price of the finished goods. For its longstanding program business, the Company may purchase or produce fabric in advance of receiving the order, but in accordance with the customer’s specifications. By procuring fabric for an entire order from one source, the Company believes that production costs per garment are reduced and customer specifications as to fabric quality and color can be better controlled.

The Manufacturing Process

The Company, through its Mexican subsidiaries, has become a vertically integrated apparel manufacturer. Its vertical integration has reduced product costs, allowing the Company to better control production variances and making the Company more competitive in today’s business environment. In Mexico, the Company owns the assets including a denim plant along with cutting, sewing, washing, finishing and warehousing facilities and equipment.

As in the case of the products sourced from independent contractors, the manufacturing process begins with the merchandising department in the U.S. working closely with the customers and developing the product. Once the customer places an order for product, the manufacturing process begins. The Mexico and U.S. operations share, via frame relay, the same computer system and communications. When an order is entered into the computer system, either electronically or manually, the Mexico operation schedules production for the appropriate facility. Based on the production schedule, fabric is acquired from either the Company’s denim plant, the twill plant, which is owned by a related party, or an outside third party. The fabric is then cut using computerized as well as manual methods. The cutwork is then transferred to the sewing facility where it is sewn into garments. Once sewn, the Company’s state-of-the-art washing facilities can perform the complex fashion washing techniques prevalent in today’s denim market. The finishing facility trims and packs the garments for delivery to customers and, finally, the finished garments are shipped to the customer by truck.

Distribution

Based on the Company’s world wide sourcing capability and in order to properly fulfill orders, the Company has tailored its distribution system to meet the needs of the customer. Some customers, like Walmart and Kohl’s, use Electronic Data Interchange (“EDI”) to send orders and receive merchandise and invoices. The EDI distribution function has been centralized in the Company’s Los Angeles corporate headquarters in order to expedite and control the flow of merchandise and electronic information, and insure that the special requirements of its EDI customers are met.

For orders sourced outside the United States and Mexico, the merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the United States. For customers having West Coast and Mid West distribution centers, the merchandise is brought into the port of Los Angeles. After customs clearance, the merchandise is shipped by truck to either the Los Angeles warehouse facility or an independent bonded warehouse in Ohio. Proximity to the customer’s distribution center is key to customer support. For merchandise produced in the Middle East and destined for an East Coast customer distribution center, the port of entry is New York. After customs clearance, the merchandise is trucked to an independent public warehouse in New Jersey. The independent warehouses are instructed in writing by the Los Angeles office when to ship the merchandise to the customer.

Backlog

At February 26, 2002, the Company had unfilled customer orders of approximately $160 million as compared to approximately $140 million at February 26, 2001. The Company believes that all of its backlog of orders as of February 26 , 2002 will be filled within the second quarter of fiscal 2002. Backlog is based on the Company’s estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer’s requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. The Company’s experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from its backlog.

Import Restrictions

Quotas

The Company imported approximately 91% of its products (on an FOB Basis) in 2001, including approximately 52% imported from Mexico. In the case of Mexico, imports are subject to special rules under the North American Free Trade Agreement (“NAFTA”). While certain apparel imports may enter free of duty and of quota restrictions, other apparel form Mexico remains subject to import duties and quantitative restrictions, but not to the same extent that imports are restricted from countries subject to bilateral textile agreements. Most of the remaining products imported by the Company were manufactured in a foreign jurisdictions (e.g., Hong Kong and China) with which the U.S. has entered into bilateral textile agreements that, among other restrictions, imposes specific quantitative restraints, or quotas, on the amounts of various categories of textiles and apparel that can be imported into the U.S. from that foreign jurisdiction during a particular quota year. These bilateral textile agreements also include provisions that allow the U.S. to impose quotas on categories of textiles and apparel not previously under quota or to charge (i.e., impose deductions upon) the quotas for origin-related violations. Accordingly, the Company’s operations are subject to the restrictions imposed by these bilateral agreements.

Through the early 1990s, the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement (“MFA”), provided the international framework for the global regulation of the textile and apparel trade. Pursuant to the MFA, the U.S. entered into these bilateral textile agreements for the purpose of imposing quota on the imports of textiles and apparel. However, under The Final Act Embodying the Results of the Uruguay Round of Multilateral Trade Negotiations (the “Uruguay Round Agreement”) which was agreed to on a preliminary basis in December 1993 by 117 member nations of the General Agreement on Tariffs and Trade (“GATT”), and enacted into U.S. domestic law in December 1994 under the Uruguay Round Agreements Act (the “URAA”), the MFA has been replaced by the World Trade Organization Agreement on Textiles and Clothing (the “ATC”). Under the ATC, quota implemented under the MFA on the importation of textiles and apparel from countries that are members of the World Trade Organization (the “WTO”, which is the successor organization to GATT under the Uruguay Round Agreement) will be phased out over a ten-year period that commenced on January 1, 1995 (with the U.S. phasing out quota on most of the sensitive categories at the end of this period). However, a member country may, under the Uruguay Round Agreement on Safeguards, re-impose quotas on textiles and apparel under certain specified conditions.

China is a signatory to the MFA, but was not a member of GATT and, therefore, was not a party to the Uruguay Round Agreement. China acceded to the WTO on December 11, 2001 and as of 2005, quota on Chinese origin apparel will be phased out, along with quota on apparel from other WTO countries. Because China is now a member of the WTO, its exports of textiles and apparel to the U.S. will be covered by the ATC. See “Item 7. Management’s Discussion and Analysis of Financial Conduct of Results of Operations.”

In 2001, products imported using Hong Kong quota accounted for approximately 26% of the Company’s net sales (on an FOB Basis). Under the U.S. and Hong Kong rules of origin currently in effect, the Company conducts certain non-origin conferring manufacturing operations in

China for a significant portion of the products it imports using Hong Kong quota.

Duties and Tariffs

Merchandise imported by the Company into the U.S. is subject to rates of duty established by U.S. statute. In general, these rates vary, depending on the type of product, from 3.11% to 42.77% of the appraised value of the product. In addition to duties, in the ordinary course of its business, the Company, from time to time, may become subject to claims by the U.S. Customs Service for penalties, liquidated damages claims and other charges relating to import activities. Similarly, from time to time, the Company may be entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

Products imported from China into the U.S. receive the same preferential tariff treatment accorded goods from countries granted NTR status. With China becoming a member of the WTO in December 2001, this status is now permanent.

The Company’s continued ability to source products from foreign jurisdictions may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, changes in trade policy, significant decreases in import quotas, embargoes, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

Competition

There is intense competition in the sectors of the apparel industry in which the Company participates. The Company competes with many other manufacturers, many of which are larger and have greater resources than the Company. The Company also faces competition from its own customers and potential customers, many of which have established, or may establish, their own internal product development and sourcing capabilities. For example, The Limited’s wholly owned subsidiary, Mast Industries, Inc., competes with the Company and other private label apparel suppliers for orders from divisions of The Limited. The Company believes that it competes favorably on the basis of design and sample capabilities, the quality and value of its products, price, the production flexibility that it enjoys as a result of its sourcing network and vertical integration initiatives and the long-term customer relationships it has developed.

Employees

At December 31, 2001, the Company had approximately 150 full-time employees in the United States, 5,800 in Mexico (which includes all manufacturing labor to produce fabric, and cut, sew, trim, wash and pack finished garments), 120 in Hong Kong, 130 in China and five in Thailand. The Company considers its relations with its employees to be good.

Item 2.    PROPERTIES

The Company currently conducts its operations from 21 facilities, 19 of which are leased. The Company’s executive offices are located at 3151 East Washington Boulevard, Los Angeles, California 90023. The Company leases this facility for an annual rent of approximately $650,000 from a California corporation which is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase on January 1, 2002 based on the Consumer Price Index. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, terminates in December 2003 subject to a renewal option for five additional years. The Company also leases 146,000 square feet of warehouse space in South Gate, California for an annual rent of $339,630 from an unrelated third party. In Bentonville, Arkansas the Company opened an administrative office during 2000 to handle business related to Walmart. This facility is leased until 2002 for approximately 2,000 square feet at an annual rental of approximately $32,000. In Columbus, Ohio the Company opened an administrative office during 1999 to handle business related to The Limited. This facility is leased until 2004, for approximately 6,000 square feet at an annual rental of approximately $75,000. The Company leases approximately 36,000 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which the Company is responsible for the payment of taxes, utilities and insurance, expires in June 2004. The Company leases approximately 50,000 square feet, which it uses to operate its sample-making facility in Giang Dong Province, China. The lease for this facility terminates in 2004 and the annual rent is $60,000. The Company also leases office space in Bangkok, Thailand to house the small staff it maintains in these nations. The Company also owns two facilities in Ruleville, Mississippi with a aggregate of 70,000 square feet. The Company also leases one location in New York City for showroom and sales operations. The square footage of this location is approximately 9,000 with an annual base rent of approximately $350,000. This lease expires in 2010. Through its subsidiary, Grupo Famian, the Company leases seven sewing and washing plants in and around Tehuacan, Mexico from the former owners of Grupo Famian. These leases terminate in nine years and have a combined annual rental of $314,000. See “Note 8 to Notes to Consolidated Financial Statements” for additional information with respect to these facilities.

On April 18, 1999, the Company acquired a 250,000 square foot denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. In addition, the Company leases various ancillary facilities near Puebla, Mexico for an annual rent of $600,000. Such lease covers 75 % of the facility. The facility is adjacent to the twill mill which the Company has the option to acquire. On March 29, 2001, the Company completed the acquisition of a sewing facility in Ajalpan, Mexico. This facility contains 98,702 square feet. See “Acquisitions—Vertical Integration.”

The Company believes that all of its existing facilities are well maintained, in good operating condition and adequate to meet its current and foreseeable needs.

Item 3.    LEGAL PROCEEDINGS

The Company’s former Chief Information Officer filed a complaint against the Company and its Chairman, Gerard Guez, on September 12, 2001 in Los Angeles County Superior Court which seeks punitive and unspecified monetary damages. The complaint alleges (1) wrongful termination for retaliation; (2) breach of written employment contract; (3) fraud (concerning alleged misrepresentations to convince the former CIO to become an employee); and (4) quantum meruit (claiming he should receive monies for the value of his services). The Defendants’ demurrer to dismiss the fraud and quantum meruit claims was sustained in Defendants’ favor without leave to amend. As a consequence, all claims against Mr. Guez have been dismissed. The Company believes that it has valid defenses to all claims set forth in the plaintiff’s complaint and intends to vigorously defend against such claims. It is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

On December 4, 2001, the former President of Jane Doe International, LLC (“JDI”), filed a demand for arbitration with the American Arbitration Association asserting a claim against the Company, its subsidiary and JDI for breach of employment contract arising out of his termination from JDI. The demand seeks alleged damages of $585,000 in unpaid salary, $725,815 plus the “present value” of $3,074,000 in unpaid bonuses; $24,000 in unreimbursed expenses; $2,000,000 in punitive damages; unspecified attorney’s fees; and unspecified consequential and other damages. The Company believes that the defendants have valid defenses to the arbitration claims and intends to vigorously defend against them. It is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operation.

The Company purchased a very large piece of equipment from Brugman Machinefabriek, N.V. (“Brugman”) for installation at its subsidiary in Mexico. The total purchase price was $3,100,000. The equipment did not work as represented or warranted and there were significant discussions with the seller about modifications and improvements. Before these modifications and improvements could be completed, Brugman filed for bankruptcy in The Netherlands at the end of November 2001. The payment obligations were evidenced by a series of ten drafts drawn upon, and accepted by, the Company. Half of the drafts were paid by the Company. The draft due on November 15, 2001 in the amount of $300,390 was not paid because of the pending dispute with Brugman. Demands for payment have been made on the Company by Fortis Bank, N.V. in The Netherlands, which claims to be the owner of the drafts free of any of the defect claims. Additionally, the payment obligations of the Company pursuant to the drafts are claimed to have been insured by Nederlandsche Credietverzekering Maatschappij N.V. (“NCM”). The Company has refused the payment demands. Additionally, on February 27, 2002, the Company and Tarrant Mexico filed an action in the Superior Court for the State of California, County of Los Angeles, for declaratory relief seeking a declaration that because of the defects in the equipment, neither the Company nor Tarrant Mexico, a subsidiary of the Company, owes any money to Fortis Bank or NCM under any of the remaining drafts accepted by the Company evidencing the purchase obligation. The complaint is in the process of being served on the defendants and no answer has been received or filed. The Company intends to prosecute the case vigorously.

At the same time, the Company has filed a claim with the Receiver for Brugman in the amount of the damages it has sustained and will sustain by reason of the failure of the equipment to perform as represented or warranted. At this time, it is not possible to know or estimate how much, if anything will be distributed to the Company by the Receiver on account of this claim.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2001.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ Listing

The Company’s Common Stock began trading on The Nasdaq Stock Market’s National Market (“NASDAQ”) under the symbol TAGS on July 24, 1995.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s Common Stock as reported by Nasdaq.

	Low	High
2000
First Quarter	$5.875	10.250
Second Quarter	6.250	9.125
Third Quarter	5.375	8.875
Fourth Quarter	2.063	7.500
2001
First Quarter	3.063	6.000
Second Quarter	4.500	7.120
Third Quarter	3.250	6.620
Fourth Quarter	2.760	5.480
2002
First Quarter (through February 28)	4.300	5.600

On March 1, 2002, the last reported sale price of the Company’s Common Stock as reported on Nasdaq was $4.900. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 1, 2002, there were 23 shareholders of record of the Company. However, proxy data indicates that there are over 1,243 beneficial owners of shares of the Common Stock.

Dividend Policy

The Company intends to retain any future earnings for use in its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, the Company’s credit agreement prohibits the payment of dividends during the term of the agreement. See “Note 6 to Notes to Consolidated Financial Statements.”

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Income Statement Data:
Net sales	$260,092	$378,155	$395,341	$395,169	$330,253
Cost of sales	220,996	307,077	329,131	332,333	277,525

Gross profit	39,097	71,078	66,210	62,836	52,728
Selling and distribution expenses	8,499	11,274	13,692	17,580	14,345
General and administrative expenses	13,518	19,896	25,259	40,327	33,136
Amortization of intangibles (1)	—	1,337	2,312	2,840	3,317

Income from operations	17,080	38,571	24,947	2,089	1,930
Interest expense	(1,471)	(2,423)	(5,771)	(9,640)	(7,808)
Interest income	171	360	396	1,295	3,256
Minority interest	—	—	—	1,313	(412)
Other income (expense)(2)	242	568	748	947	997

Income before provision for income taxes	16,022	37,076	20,320	(3,996)	(2,037)
Provision for income taxes	(5,235)	(12,410)	(7,439)	1,478	852

Net income (loss)	$10,787	24,666	$12,881	$(2,518)	$(2,889)

Net income (loss) per common share
Basic	$0.82	$1.82	$0.85	$(0.16)	(0.18)
Diluted	$0.80	$1.71	$0.79	$(0.16)	(0.18)
Weighted average shares Outstanding (000)
Basic	13,175	13,520	15,200	15,815	15,825
Diluted	13,567	14,417	16,314	15,815	15,825

	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Working capital	$45,304	$57,082	$25,196	$27,957	$25,109
Total assets	71,861	153,891	295,042	308,092	288,467
Bank borrowings and long-term obligations	4,288	36,694	99,072	114,439	111,336
Shareholders’ equity	48,335	79,210	139,403	130,489	125,164

(1)	See “Item 1. Business—Acquisitions.”
(2)
Major components of Other income (expense) (as presented above) include fees paid by affiliate entities for management and administrative services provided by the Company, royalty income, and foreign currency gains or losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company serves specialty retail, mass merchandise and department store chains and major internationally recognized brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. The Company’s major customers include specialty retailers, such as Lerner New York, Limited Stores and Express, all of which are divisions of The Limited, as well as Lane Bryant, Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl’s, Mervyns, Sears and Walmart. The Company’s products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

The Company achieved a compound annual growth rate in net sales of approximately 19% from $205 million in 1995 to $395 million in 1999. In 2000, the Company’s net sales remained flat as compared to 1999, and in 2001, the Company’s net sales decreased by 16.4% to $330 million. In 2000 and 2001, the Company experienced a net loss of $2.5 million and $2.9 million, respectively.

From inception, the Company relied primarily on independent contract manufacturers located primarily in the Far East. Commencing in the third quarter of 1997 and taking advantage of the North American Free Trade Agreement (“NAFTA”), the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Since 1999, the Company has engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico. The gross sale of products sourced in Mexico was approximately $170 million in 2001 (or 52% of net sales) compared to approximately $200 million in 2000 (or 51% of net sales). In addition, the Company has maintained its sourcing operation from the Far East. The vertical integration of its manufacturing operations through the development and acquisition of fabric and production capacity in Mexico concluded in 2001. In addition, the Company focused on coordinating and improving the efficiencies of its operations throughout the year. The Company believes that the dual strategy of maintaining independent contract manufacturers in the Far East and a Company controlled manufacturing network in Mexico can best serve the different needs of its customers and enable it to take the best advantage of both markets. In addition, the Company believes it has diversified its business risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions).

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan Mexico from Confecciones Jamil, S.A. de C.V. which is majority owned by Kamel Nacif, principal shareholder of the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, has been used by the Company for production since 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year.

The Company paid $11 million for this operating facility. This entire amount had been paid through advances and other trade receivables. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company’s garment production core which consists of Group Famian and Ajalpan owned by the Company; Tlaxcala, which is currently leased; the UAV joint venture, and a production agreement with Manufactures Cheja.

On June 28, 2000, the Company signed a production agreement with Manufactures Cheja through February 2002. The Company has agreed on a new contract to extend the contract for an additional quantity of 6,400,000 units after April 1, 2002.

On April 12, 2000, the Company formed a new company, Jane Doe International, LLC (“JDI”). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of the Company, and 49% by Needletex, Inc. . In March 2001, the Company converted JDI from an operating company to a licensing company. To date, JDI has entered into two licenses with regards to the use of the Jane Doe trademark. The Company is anticipating entering into additional licenses in 2002. For a description of the terms of this acquisition see “Item 1. Business—Acquisitions—General.”

On December 2, 1998, the Company contracted to acquire a fully operational facility being constructed near Puebla, Mexico by an affiliate of Kamel Nacif, principal shareholder of the Company. On October 16, 2000, the Company extended its option to purchase the facility until September 30, 2002. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right to purchase all production capacity of the twill mill. The Company is reviewing strategies and available financing related to exercising the option to purchase this facility prior to the expiration of the option in September 2002.

The Company believes there is a major competitive advantage in being a fully integrated supplier with the capability of controlling and managing the process of manufacturing from raw materials to finished garments. In order to execute the garment production operations, facilities have been acquired and developed to support anticipated capacity requirements. Computer systems have been developed and installed, which allow the Company to better track its production and inventory. New operational policies have been implemented to insure operations function efficiently and effectively.

The Company believes that to a large extent, the cost, problems and inefficiencies initially encountered in its vertical integration strategy have been corrected and the benefits of lower cost production should improve margins. From the end of 2000 through 2001, the U.S. economy experienced an economic downturn, which was exacerbated by the events of September 11. In Mexico, the Company faced the challenge of an industry wide slowdown coupled with the fixed costs associated with its manufacturing facilities. The Company responded by implementing programs to cut operating costs, including reducing its workforce by approximately 20% in Mexico and Hong Kong and 50% in the U.S. The Company believes the consolidation of its worldwide operations has helped overcome the economic challenges in the past year. The Company also believes that overhead reductions and the current operating efficiency will result in a stronger operating position.

Factors That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statement, which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Vertical Integration.    In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. Prior to April 1999, the Company had no previous history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the
Company’s vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories. The Company is also subject to the risks associated with doing business in foreign countries including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. See “Item 1. Acquisitions—Vertical Integration.”

Reliance on Key Customers.    Affiliated stores owned by The Limited (including Lerner New York, Limited Stores and Express) accounted for approximately 22.8% and 44.2% of the Company’s net sales in 2001 and 2000, respectively. Lane Bryant, owned by Charming Shoppes in 2001 and The Limited in 2000, accounted for 20.5% of net sales in 2001. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, certain of the Company’s major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company’s results of operations will depend to a significant extent upon the commercial success of its major customers.

Foreign Risks.    Approximately 91% of the Company products were imported in 2001 and most of the Company’s fixed assets are in Mexico, The Company is subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries’ labor laws and government regulations may have a negative effect on the Company’s profitability.

Management of Complexity.    Since the beginning of its vertical integration strategy, the Company has experienced increased complexities. No assurance can be given that the Company will meet the demands on management, management information systems, inventory management, production controls, distribution systems, and financial controls given these complexities. Any disruption in the Company’s order process, production or distribution may have a material effect on the Company’s results of operations.

Manufacturer’s Risks.    The Company, as a manufacturer in Mexico, is subject to the customary risks associated with owning a manufacturing business, including but not limited to, the maintenance and management of manufacturing facilities, equipment, employees, trade unions and inventories. The risk of being a fully integrated manufacturer is amplified in an industrial wide slowdown because of the fixed costs associated with manufacturing facilities

Variability of Quarterly Results.    The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company’s introduction of new product lines, the level of consumer acceptance of each new product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonality of the markets in which the Company participates, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the weather, transportation delays, quotas, the occurrence of charge backs in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance.

Economic Conditions.    The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company results of operations. This has been underscored by the events of September 11, 2001. In addition, certain retailers, including some of the Companys’ customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on the Company’s results of operations. There can be no assurance that the Company’s factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

Key Personnel.    The Company depends on the continued services of its senior management. The loss of the services of any key employee could hurt the business. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may impair future results.

China’s Entry into the WTO.    As of 2005, quota on Chinese origin apparel will be phased out. This may pose serious challenges to Mexican apparel products sold to the US market. Products from China now receive the same preferential tariff treatment accorded goods from countries granted NTR status. With China becoming a member of the WTO in December 2001, this status is now permanent. See” Item 1. Import Restrictions.” The Company’s Mexican products may be adversely affected by the increased competition from Chinese products.

Dependence on Contract Manufacturers.    The Company has reduced its reliance on outside third party contractors through its
Mexico vertical integration strategy. However, all international and a portion of its domestic sourcing is manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company’s failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company’s results of operations until an alternative source is located and has commenced producing the Company’s products.

Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the Company’s contractors can result in the Company being subject to fines and the Company’s goods, that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, the Company has been notified by federal, state or foreign authorities that certain of its contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, the Company has not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company’s customers, including The Limited, require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws and visit the Company’s facilities often. There can be no assurance that the violation of applicable labor laws by one of the Company’s contractors will not have a material adverse effect on the Company’s relationship with its customers.

Price and Availability of Raw Materials.    Cotton fabric is the principal raw material used in the Company’s apparel. Although the Company believes that its suppliers will continue to be able to procure a sufficient supply of cotton fabric for its production needs, the price and availability of cotton may fluctuate significantly depending on supply, world demand and currency fluctuations, each of which may affect the price and availability of cotton fabric. There can be no assurance that fluctuations in the price and availability of cotton fabric or other raw materials used by the Company will not have a material adverse effect on the Company’s results of operations.

Management of Growth.    Since its inception, the Company has experienced periods of rapid growth. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company’s management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in the Company’s order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on the Company’s distribution facilities.

Overhead Reductions.    Since the beginning of 2000, the Company has been reducing overhead by the elimination of functions duplicated in Los Angeles, New York and Mexico. In 2001, the Company became more aggressive as sales declined, reducing headcount by 50% in the U.S. and approximately 20% in both Mexico and Hong Kong. The Company may be adversely affected by the increased workloads.

Computer and Communication Systems.    Being a multi-national corporation, the Company relies on its computer and communication network to operate efficiently. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could have a material adverse affect on the Company’s operations. Recently, hackers and computer viruses have disrupted the operations of several major companies. The Company may be vulnerable to similar acts of sabotage.

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

Stock Price.    The market price of the Company’s Common Stock is likely to be volatile and could be subject to significant fluctuations in response to the factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of Common Stock and stock market price and volume fluctuations. Also, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the Company’s Common Stock.

        Closely Controlled Stock.    At March 28, 2002, certain senior executives beneficially owned approximately 55% of the Company’s outstanding Common Stock. These senior executives effectively have the ability to control the outcome on all matters requiring shareholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s consolidated statements of income as a percentage of net sales:

	Year Ended December 31,
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.3	84.1	84.0

Gross profit	16.7	15.9	16.0
Selling and distribution expenses	3.5	4.5	4.4
General and administration expenses	6.3	10.2	10.0
Amortization expense(1)	0.6	0.7	1.0

Operating income	6.3	0.5	0.6
Interest expense	(1.4)	(2.4)	(2.4)
Other income	0.2	0.6	1.3
Minority interest	—	0.3	(0.1)

Income before income taxes	5.1	(1.0)	(0.6)
Income taxes	(1.9)	0.4	(0.3)

Net income (loss)	3.2%	(0.6)%	(0.9)%

(1)	Reflects amortization of the excess of cost over fair value of assets.

Comparison of 2001 to 2000

Net sales decreased by $64.9 million, or 16.4%, from $395.2 million in 2000 to $330.3 million in 2001. The decrease in net sales included a decrease in sales of $14.3 million to mass merchandisers, a decrease of $32.4 million to divisions of The Limited (excluding Lane Bryant which was sold to Charming Shoppes in 2001) and a decrease of $6.4 million as a result of converting Jane Doe from a sales company to a licensing company. The decrease in net sales was primarily attributable to the overall economic conditions which are affecting the retail industry. The weakening economy and announced layoffs have affected consumer spending habits thus hurting retail sales and causing retailers to reduce their orders from suppliers, including the Company. During 2001, sales to divisions of The Limited accounted for 22.8% of total sales as compared to 27.3% in 2000. These results do not include sales to Lane Bryant, which was sold by The Limited in August 2001.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 2001 was $52.7 million, or 16.0% of net sales, compared to $62.8 million, or 15.9 % of net sales, for 2000, a decrease of 16.1%. The decrease of $10.1 million in gross profit occurred primarily because of the decline in sales during 2001 as compared to 2000. The gross profit percent was consistent in both years although lower than anticipated due to excess manufacturing during the year and lower sales levels.

Selling and distribution expenses decreased from $17.6 million in 2000 to $14.3 million in 2001. As a percentage of sales these expenses decreased from 4.5% in 2000 to 4.4% in 2001. General and administrative expenses decreased from $40.3 million in 2000 to $33.1 million in 2001. As a percentage of sales these expenses decreased from 10.2% in 2000 to 10.0% in 2001. The increase in the allowance for returns and discounts during 2000 was $1.3 million, or 0.3% of sales, compared to an increase in such allowance of $2.7 million, or 0.8% of sales, during 2001. After adjusting for the net increase in the allowance for discounts, general and administrative expenses decreased by $8.6 million in 2001 as compared to 2000. This decrease was due to the Company’s continuing cost cutting efforts focused on eliminating redundant costs and inefficiencies. During 2001, as the Company transitioned some of its operations to Mexico thereby reducing overall overhead.

Operating income was $2.1 million in 2000, or 0.5% of net sales, compared to $1.9 million in 2001, or 0.6% of net sales, due to the factors described above.

        Interest expense decreased from $9.6 million in 2000 to $7.8 million in 2001. This decrease in interest expense was as a result of reduced borrowings due the pay down of certain debt facilities during 2001 and interest rate reductions positively impacting the variable rate debt. Interest income was $3.3 million in 2001 compared to $1.3 million in 2000. Included in interest income was approximately $3.2 million during 2001 and $1.0 million in 2000 from the note receivable related to the sale of certain equipment pertaining to the twill mill. The note receivable was outstanding for all of fiscal 2001 and only from October through December 2000. Other (expense) income increased from $947,000 to $997,000.

Minority interest was ($412,000) in 2001 as compared to of $1.3 million in 2000. In 2000, the minority interest amount represents the minority partners share of losses for JDI, in which the Company acquired a 51% interest on April 12, 2000. Such loss was recorded up to the original investment amount of the minority partner. The minority interest in 2001 represents the minority share of the UAV joint venture income. In March 2001, the Company converted JDI from an operating company to a licensing company.

Income/(loss) before taxes was $(4.0) million in 2000 and $(2.0) million in 2001, representing (1.0)% and (0.6)% of net sales, respectively. The increase in income/(loss) before taxes as a percentage of net sales was due to the decrease in net sales, selling and distribution expenses and general and administrative expense and interest expense and an increase in interest income.

Provision (credit) for income taxes was a credit of $1.5 million in 2000 versus an expense of $0.9 million in 2001. The difference is due to the ability to carry larger amounts of net operating carrybacks to prior periods in 2000 combined with greater foreign income and related tax expense in 2001.

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

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 2000 was $62.8 million, or 15.9% of net sales, compared to $66.2 million, or 16.7 % of net sales, for 1999, a decrease of 5.1%. The decrease was attributable to production inefficiencies experienced as the Company continues to develop its manufacturing operations in Mexico. In addition, the Company recorded an inventory charge of approximately $3.2 million as a result of year-end book to physical adjustments in the fourth quarter of 2000. This charge was comprised of fabric, work-in-process and trim variances. New computer systems installed in 2000 as part of the Company’s overall information technology initiative have allowed for the taking of more accurate physical inventories. See “Item 1 Business—IT Initiative”.

Selling and distribution expenses increased from $13.7 million in 1999 to $17.6 million in 2000. As a percentage of sales these expenses increased from 3.5% in 1999 to 4.5% in 2000. This increase was due primarily to the increased headcount necessary to support the development of the Company’s Mexican production facilities consistent with the vertical integration strategy. The acquisition of Jane Doe in April 2000 also contributed $1.3 million to this increase.

General and administrative expenses increased from $25.3 million in 1999 to $40.3 million in 2000, an increase of 60%. This increase was primarily the result of the Company building its infrastructure to support the development of its Mexican manufacturing operations. During 2000, as the Company begun to transitioned some of its operations to Mexico it experienced an overlapping of job responsibilities between the U.S. and Mexico. The Company has eliminated these duplications and reduced total overhead. A total of $5.7 million of the increase in general and administrative expenses was also related to overhead expenses form the acquisition of Jane Doe in April 2000.

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

Interest expense increased from $5.7 million in 1999 to $9.6 million in 2000. This increase of $3.9 million is attributable to the $15.8 million increase in bank borrowings and long-term debt from December 31, 1999 to December 31, 2000. This increase in leverage is due to the funding of the vertical integration into Mexico.

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

Income/(loss) before taxes was $20.3 million in 1999 and $(4.0) in 2000, representing 5.1% and (1.0)% of net sales, respectively. The decrease in income before taxes as a percentage of net sales was due to the decrease in gross profit margin, an increase in general and administrative expense as discussed above, and an increase in interest expense which amounted to 1.0% of net sales associated with increased debt levels pertaining to the expansion of Mexico operations.

Quarterly Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s consolidated statements of income in millions of dollars and as a percentage of net sales:

	Quarter Ended
	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In millions)
Net sales	$84.1	$109.8	$110.5	$90.9	$102.4	$104.4	$107.0	$81.4	$84.3	$96.1	$78.2	$71.6
Gross profit	16.0	19.0	19.3	11.9	16.9	19.3	21.2	5.4	14.4	15.8	10.1	12.4
Operating income (loss)	7.9	9.7	9.0	(1.7)	4.5	5.5	4.6	(12.5)	0.9	3.3	(3.3)	1.1
Net income (loss)	4.6	5.7	4.9	(2.3)	1.9	1.7	1.7	(7.8)	0.4	1.7	(4.2)	(0.8)

	Quarter Ended
	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	19.1	17.3	17.5	13.1	16.5	18.5	19.8	6.6	17.1	16.5	12.9	17.3
Operating income (loss)	9.4	8.8	8.1	(1.9)	4.4	5.3	4.3	(15.4)	1.1	3.4	(4.3)	1.5
Net income (loss)	5.5	5.2	4.4	(2.5)	1.9	1.6	1.6	(9.6)	0.5	1.8	(5.4)	(1.1)

As is typical for the Company, quarterly net sales fluctuated significantly because the Company’s customers typically place bulk orders with the Company, and a change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

Liquidity and Capital Resources

The Company’s liquidity requirements arise from the funding of its working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from the Company’s contract manufacturers that relate primarily to fabric purchased by the Company for use by those manufacturers. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company’s bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options.

The Company’s liquidity is dependent, in part, on customers paying on time. Any abnormal chargebacks or returns may affect the Company’s source of short-term funding. The Company is also subject to market price changes. Any changes in credit terms given to major customers may have an impact on the Company’s cash flow. Suppliers’ credit is another major source of short-term financing and any adverse changes in their terms will have negative impact on the Company’s cash flow.

Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2001 (in millions):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt	$89.3	$25.3	$26.9	$37.1	$0
Operating leases	$6.4	$1.9	$2.5	$0.7	$1.3
Total Contractual Cash Obligations	$95.7	$27.2	$29.4	$37.8	$1.3

Other Commercial Commitments Available to the Company

	Total Amounts Committed to the Company	Amount of Commitment Expiration per Period
		Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of Credit	$140.3	$66.2	$19.8	$54.3	—
Letters of Credit (within lines of credit)	$46.0	46.0	—	—	—
Total Commercial Commitments	$140.3	$66.2	$19.8	$54.3	—

During 2001, net cash provided by operating activities was $19.9 million, as compared to net cash provided by operations in 2000 of $15.5 million and net cash provided by operations of $2.2 million in 1999. Net cash provided by operations in 2001 resulted primarily from a net loss of $2.9 million adjusted for depreciation and amortization of $14.6 million. In addition to these items, the components of working capital impacting cash from operations included decreases of $5.9 million in accounts receivable and $10.5 million in inventory and an increase of $2.7 million in tax payable offset by a decrease of $12.4 million in due to affiliates/officers and a $6.0 million reduction in accrued liabilities. Changes from prior years were a result of net income provided and changes in working capital.

During 2001, cash flow used in investing activities was $9.2 million, as compared to $28.2 million in 2000 and $84.2 million in 1999. Cash used in investing activities in 2001 included $5.3 million for the Ajalpan acquisition and approximately $3.9 million used primarily to acquire fixed assets and equipment primarily in Mexico for production purposes.

During 2001, cash flow used in financing activities was $11.8 million as compared to cash from financing activities $13.2 million in 2000 and $79.9 million in 1999. Cash used in financing activities in 2001 included $7.4 million, net repayment to shareholders, and $4.4 million net repayment to the borrowing facilities.

As of December 31, 2001, the Company had a credit facility of $26 million with the Hong Kong and Shanghai Banking Corporation Limited (“HKSB”), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB’s facility accrues at HKSB’s prime rate for lending U.S. dollars plus one- half to three-quarters percent per annum. As of December 31, 2001, HKSB’s U.S. dollar prime rate equaled three and one-half percent. This facility is subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. In July 2001, the Company agreed to begin reducing this facility by $375,000 per month and from November 2001 onward, by $750,000 per month. As of December 31, 2001, there was $18.7 million of outstanding borrowings under this facility. As of December 31, 2001, the Company was in violation of certain covenants for which waivers have been obtained.

The Company has repaid in 2001 its previous outstanding balance of $4.5 million at December 31, 2000, with Standard Chartered Bank Hong Kong.

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the “Debt Facility”) with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collaterized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. A total of $52.8 million was outstanding under the Debt Facility at December 31, 2001. As of December 31, 2001, the Company was in violation of certain covenants for which waivers have been obtained.

On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001. The Company has agreed to pay an additional facility fee of $750,000 and a quarterly fee of $75,000 through December 2002. In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million expiring on February 5, 2002. The Company has an agreement from the bank to extend the due date of the over-advance on a monthly basis until an amendment is negotiated. As of December 31,2001, $10 million was outstanding under the overadvance.

As of December 31,2001, Grupo Famian had a short -term advance from Banco Bilbao Vizcaya amounting to $702,000. This subsidiary also has a new credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of December 31, 2001, the outstanding amount was $580,000.

The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of December 31, 2001 were $10.2 million due to GE Capital and $3.4 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants. The Company was in violation of one of its financial covenants with GE Capital and has obtained a waiver.

During 2000, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5% and are payable in semiannual payments commencing in February 2000. Of this amount, $11 million was outstanding as of December 31, 2001. Of the $11 million, $6.0 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

The Company has financed its operations from its cash flow from operations, borrowings under its bank and other credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility), the proceeds from the exercise of stock options and from time to time shareholder advances. The Company’s short-term funding relies very heavily on its major customers, bankers, suppliers and major shareholders. From time to time, the Company has temporary over-advances from its bankers and short-term funding from its major shareholders. Any withdrawal of support from these parties will have serious consequences on the Company’s liquidity.

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez and Kay. The maximum amount of such borrowing from Mr. Guez and Mr. Kay during 2001 were $10,933,000 and $3,019,000 respectively. The maximum amount of such advances to Messrs. Guez and Kay during 2001 were approximately $4,116,000 and $0 respectively. As of December 31, 2001, the Company was indebted to Mr. Kay in the amount of $2,308,000. Mr. Guez had an outstanding advance from the Company of $4,116,000 as of December 31, 2001. As of December 31, 2000 the Company was indebted to Mr. Guez and Mr. Kay in the amount of $10,900,000 and $2,987,000. As of December 31, 2000, and 2001 Mr. Kamel Nacif was indebted to the Company for $5.4 million and $8.0 million, respectively. All advances to, and borrowings from, Mr. Guez and Mr. Kay in 2001 bore interest at the rate of 7.75%. The Company has adopted a policy that all advances to, borrowings from, or transactions with officers, directors and principal shareholders, or their family members greater than $500,000, shall (i) be made on terms no less favorable to the Company than could be obtained from unrelated third parties (including, but not limited to, the rate of interest, repayment schedule and collateral), (ii) be evidenced by such definitive agreements as are customary for similar transactions between unrelated third parties and (iii) be approved by a majority of the members of the Board of Directors and by a majority of the Company’s independent directors. In December 2001 the Board of Directors has approved a maximum limit of $5,000,000 in advances to Mr. Guez

The Company may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under the Company’s bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, there is no plan for any major capital expenditure with the exception of exercising the option to acquire the Twill mill in Mexico. See— “Item 1. Acquisitions—Vertical Integration.”

The Company does not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included elsewhere in this report.

Accounts Receivable—Allowance for Returns, Discounts and Bad Debts

The Company evaluates the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and chargebacks based on the Company’s historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due us could be reduced by a material amount.

As of December 31, 2001, the balance in the allowance for returns, discounts and bad debts reserves was $6.2 million, compared to $4.3 million at December 31, 2000.

Inventory

The Company’s inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory.

Valuation of Long-lived and Iintangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include the following:

•	a significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

•	a significant negative industry or economic trend.

When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. No impairment indicators existed as of December 31, 2001.

In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company will cease to amortize approximately $ 3.5 million of goodwill. The Company had recorded approximately $3.3 million of goodwill amortization during 2001. In lieu of amortization, the Company will be required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the first quarter of 2002.

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding Federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved.

Debt Covenants

The Company’s debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 6 to our consolidated financial statements. If the Company’s results of operations are eroded and the Company is not able to obtain waivers from the lenders, the debt would be in default and callable by our lender. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 86% of the Company’s long-term debt would become due in full if any of the debt is in default. The Company believes that results of operations will improve for the year ending December 31, 2002 and thereafter and the likelihood of our defaulting on debt covenants is unlikely absent any material negative event affecting the U.S. economy as a whole. The Company also believes that its lenders would provide waivers if necessary. However, the Company’s expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by Company. If projections of future operating results are not achieved and the debt is placed in default, the Company would experience a material adverse impact on the reported financial position and results of operations.

PART II

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.    The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in Mexico as well as certain debt denominated in the Euro. As a result, the Company bears the risk of exchange rate gains and losses that may result in the future as a result of this financing. At times the Company uses forward exchange contracts to reduce the effect of fluctuations foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions and fixed asset purchase obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations

Interest Rate Risk.    Because the Company’s obligations under its various credit agreements bear interest at floating rates (primarily LIBOR rates), the Company is sensitive to changes in prevailing interest rates. A 10% increase or decrease in market interest rates that affect the Company’s financial instruments would have a material impact on earning or cash flows during the next fiscal year.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on the Company’s debt. A majority of the Company’s credit facilities are at variable rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K” for the Company’s financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

Item 11.    EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” contained in the Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “General Information-Security Ownership of Principal Shareholders and Management” and “Proposal 1—Election of Directors” contained in the Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors—Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedule.    Reference is made to the Index to Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company’s financial statements or the related notes thereto.

(b)  Reports on Form 8-K filed on October 13, 2000.

(c)  Exhibits.    The following is a list of exhibits filed as a part of this report.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company(1)
3.2	Restated Bylaws of the Company(1)
4.1	Specimen of Common Stock Certificate(2)
10.1	Note in the principal amount of $2,600,000 dated March 15, 1995 in favor of Imperial Bank(1)
10.2	General Security Agreement dated March 15, 1995 by and between the Company and Imperial Bank(1)
10.3	Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation(1)
10.4	1995 Stock Option Plan dated as of May 1, 1995(1)
10.5	Letter Agreement dated February 17, 1995 between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited(1)
10.6	Letter dated April 18, 1995 from The Hongkong and Shanghai Banking Corporation Limited to Tarrant Company Limited regarding the release of certain security interest(1)
10.7	Commercial Lease dated January 1, 1994 and GET and the Company(1)
10.8
Tenancy Agreement dated July 15, 1994 between Lynx International Limited and Tarrant Company Limited as amended by that certain Supplementary Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary Tenancy Agreement dated December 31, 1994(1)

10.9	Lease Agreement dated June 10, 1994, between Yip Sik Kin and Tarrant Company Limited translated from Chinese)(1)
10.10	Tenancy Contract effective as of December 24, 1994, between Khalifa Muhairi and Tarrant Trading Co. Ltd.(1)
10.11	Agreement dated as of June 1, 1995, by and among Pret-A-Porter, the Company, French Designers, Inc., Bernard Aidan, Gerard Guez and Todd Kay(5)
10.12	Services Agreement dated as of April 1, 1995, by and between F.I.S., Inc. and the Company(2)
10.13	Services Agreement dated as of October 1, 1994, by and between the Company and GET(1)
10.14	Services Agreement dated as of October 1, 1994, by and between the Company and Lynx International Limited(1)
10.15	Indemnification Agreement dated as of March 14, 1995, by and among the Company, Gerard Guez and Todd Kay(2)
10.16	Promissory Note in the initial principal amount of $2 million dated February 8, 1996, by Gerard Guez in favor of the Company(2)

Exhibit Number	Description
10.17	Promissory Note in the initial principal amount of $1 million dated February 8, 1995, by Todd Kay in favor of the Company(2)

10.18	Promissory Note in the principal amount of $1,334,566.71 dated December 31, 1994, by P.I.S., Inc. in favor of the Company(2)

10.19	Release dated as of June 1, 1995, by and between the Company and certain other parties signatory thereto(2)

10.20	Option Agreement dated as of July 28, 1995, by and among Limited Direct Associates, L.P., Gerard Guez, Todd Kay and the Company(5)

10.21	Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P.(5)

10.22	Reorganization and Tax Indemnification Agreement dated as of June 13, 1995, by and among the Company and its shareholders(5)

10.23	Employment Agreement January 1, 1995, by and between the Company and Gerard Guez(2)

10.23.1	Employment Agreement effective January 1, 1998, by and between the Company and Gerard Guez(13)

10.23.2	First amendment to employment agreement dated as of January 10, 2000 by and between Gerard Guez and Tarrant Apparel Group(21)

10.24	Agreement dated as of January 1, 1995, by and between the Company and Todd Kay(1)

10.24.1	Employment Agreement effective January 1, 1998, by and between the Company and Todd Kay(13)

10.24.2	First amendment to employment agreement dated as of January 10, 2000 by and between Todd Kay and Tarrant Apparel Group(21)

10.25	Employment Agreement dated as of January 1, 1994, by and between the Company and Jimmy Esebag, as amended, by that certain Amendment No. 1 dated as of June 1, 1995(2)

10.26	Employment Agreement dated as of November 18, 1994, by and between the Company and Mark B. Kristof(1)

10.27	Employment Agreement dated as July 5, 1994, by and between the Company and Bradley R. Kenson(1)

10.28	License Agreement dated January 1, 1994, by and between the Company and GET(1)

10.29	Assignment dates as of June 1, 1995 with respect to the GET! trademark, executed by GET in favor of the Company(2)

10.30	Amendment No. 1 to Commercial Lease dated as of April 1, 1995 by and between GET and the Company(2)

10.31	Lease and Services Agreement dated as of June 1, 1995, by and between Tarrant Company Limited and French Designers, Inc.(2)

10.32	Note in the principal amount of $2,600,000 dated May 15, 1995, by the Company in favor of Imperial Bank(2)

10.33	Letter Agreement dated May 17, 1995, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited(2)

10.34	Buying Agency Agreement executed as of December 19, 1992, between P.I.S., Inc. and Tarrant Company Ltd.(2)

10.35	Buying Agency Agreement executed as of April 4, 1995, by Azteca Production International, Inc. and Tarrant Company Ltd., with the Company acknowledging as to certain matters(2)

10.36
Tripartite Agreement Assignment of Factoring Proceeds (Advances) executed and delivered June 6, 1995, by the Company, and accepted and agreed to by The Hongkong and Shanghai Banking Corporation Limited and NationsBanc Commercial Corporation(2)

Exhibit Number	Description
10.36.1	Amendment to Three Party Special Deposit Account Agreement(8)
10.37	Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of June 6, 1995, by and between the Hongkong and Shanghai Banking Corporation Limited and the Company(2)
10.38	Security Agreement (Tarrant Co. Ltd. Draft Acceptance) entered into as of June 6, 1995, by and between The Hongkong and Shanghai Banking Corporation Limited and the Company(2)
10.39	Agreement dated March 14, 1995, by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(3)
10.40	Agreement dated March 17, 1995, by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(3)
10.41	Underwriting Agreement dated as of July 24, 1995, by and among the Company, Gerard Guez, Todd Kay and Prudential Securities Incorporated(5)
10.42	Letter agreement dated August 10, 1995, by and among the Company and NationsBanc Commercial Corporation(4)
10.42.1	Amendment dated June 9, 1997 to Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation(8)
10.43	Letter agreement dated January 30, 1996, by and between Tarrant Company Limited and The Hongkong Shanghai Banking Corporation Limited(5)
10.43.1	Letter agreement dated May 28, 1996, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited(8)
10.43.2	Letter agreement dated April 16, 1998, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited(11)
10.44	Promissory Note in the principal amount of $3 million dated March 25, 1996, by GET in favor of the Company(6)
10.45	Deed of Trust dated March 25, 1996 by and Between GET and the Company(6)
10.46	Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Gerard Guez and the Company(6)
10.47	Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Todd Kay and the Company(6)
10.48	Letter agreement dated February 22, 1996, by and between Tarrant Company Limited and Standard Chartered Bank(7)
10.49	Letter agreement dated March 8, 1996, by and between Tarrant Company Limited and Standard Chartered Bank(7)
10.50	Guarantee Agreement entered into as of August 30, 1996, by and between Standard Chartered Bankand the Company(7)
10.51	Letter of Undertaking entered into as of August 30, 1996, by and between Standard Chartered Bankand the Company(7)
10.52	Intercreditor Agreement entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation Limited, Standard Chartered Bank and Tarrant Company Limited(7)
10.53	Security Agreement entered into as of November 1,1996, by and between Standard Chartered Bank and the Company(7)

Exhibit Number	Description
10.54	Amendment to Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation Limited and the Company(7)

10.55	Agreement dated January 29, 1997 by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(7)

10.56	Form of Indemnification Agreement with directors and certain executive officers(8)

10.57	Special Deposit Account Agreement(8)

10.58	Accounts Receivable Financing Agreement dated June 13, 1997, by between the Company and The CIT GroupCommercial Services, Inc.(8)

10.58.1	Letter Agreement dated October 1, 1997 regarding Accounts Receivable Financing Agreement, by and between the Company and The CIT GroupCommercial Service., Inc.(13)

10.59*	Asset Purchase Agreement dated February 18, 1998, by and between Marble Limited and MGI International Limited(10)

10.60*	Asset Purchase Agreement dated February 18, 1998, by and between the Company and Marshall Gobuty International U.S.A., Inc.(10)

10.61	Employment Agreement dated February 23, 1998, by and between the Company and Marshall Gobuty(10)

10.62	Noncompetition Agreement dated February 23, 1998, by and between Marshall Gobuty International U.S.A., Inc. and Marshall Gobuty, on the one hand, and the Company, on the other hand(10)

10.63	Noncompetition Agreement dated February 23, 1998, by and between MGI International Limited and Marshall Gobuty, on the one hand, and the Company, on the other hand(10)

10.64	Loan Agreement dated as of July 1, 1998, between the Company and Standard Chartered Bank(12)

10.65	Partnership Interest Purchase Agreement dated as of July 2, 1998, among Rocky Acquisition, LLC, the Company, Limited Direct Associates, L.P., Rocky Apparel, Inc., and Gabriel Manufacturing Company(13)

10.66	Escrow Agreement made as of July 2, 1998, by and among the Company, Gabriel Manufacturing Company and Rocky Apparel, Inc.(13)

10.67	Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(13)

10.68†
Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca(13)

10.68.1
Final Agreement for Purchase of Assets dated as of April 18, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca(15)

10.69	Agreement for Purchase of Assets effective as of the twenty-third day of March, 1999, by and among CMG, Inc., Charles Ghailian, CHAZZZ Acquisition, L.L.C. and the Company(14)

10.70	Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and the Company to pay CMG Inc.(14)

10.71	Non-Negotiable Promissory Note dated March 23, 1999 to pay CMG Inc.(14)

10.71.1	Non-Negotiable Promissory Note dated February 14, 2000 to pay CMG Inc.(20)

Exhibit Number	Description
10.72	Escrow Agreement, by and among the Company, Tarrant Mexico, S. de R.L. de C.V. and Jamil Textil, S.A. de C.V. dated as of April 1, 1999(14)

10.72.1
Final Escrow Agreement dated as of May 24, 1999, by and among Tarrant Apparel Group, Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca(15)

10.73	Employment Agreement dated as of April 1, 1999 by and between Kamel Nacif and Tarrant Mexico, S. de R.L. de C.V.(14)

10.73.1	Amendment to Employment Agreement entered into August 7, 2000 by and between Tarrant Mexico, S. de R.L. de C.V. and Kamel Nacif(20)

10.74
Agreement for Purchase of Stock dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V.*(15)

10.75
Noncompetition Agreement dated as of August 1, 1999, by and among ag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V.(16)

10.77	Loan Agreement dated September 1, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group(16)

10.77.1	Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group(16)

10.78	Promissory Note dated September 1, 1999 to pay to the order of General Electric Capital Corporation the loan amount referred to in Exhibit 10.77(16)

10.79	Corporate Guaranty dated September 1, 1999 by Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77(16)

10.79.1	Amendment No. 1 to Corporate Guaranty dated September 12, 1999 by Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77(16)

10.80
Master Security Agreement made as of September 1, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77(16)

10.80.1
Amendment No. 1 to Master Security Agreement made as of September 12, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77(16)

10.81	Loan Agreement dated December 30, 1999 by and between Standard Chartered Bank and Tarrant Apparel Group(17)

10.82	Factoring Agreement dated November 24, 1999 by and between MTB Bank and Rocky Apparel, LLC.(17)

10.83	Machinery and Equipment Agreement dated November 17, 1999 by and between Tarrant Mexico, S. de R.L. de C.V and Banc of America Leasing & Capital, L.L.C.(17)

10.84	Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Antonio Haddad Haddad(17)

10.85	Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Mario Alberto Haddad Yunes(17)

Exhibit Number	Description
10.86	Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Marco Antonio Haddad Yunes(17)

10.87	Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Miguel Angel Haddad Yunes(17)

10.88	Non-Negotiable Promissory Note dated August 1, 1999 to pay to the order of Antonio Haddad Haddad(17)

10.89	Stock Pledge Agreement dated August 1, 1999 by and between TAG MEX, INC. and those individuals whose names appear on the signature page(17)

10.90	Revolving Credit, Factoring and Security Agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc., and GMAC Commercial Credit LLC(17)

10.90.1†	First Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC(20)

10.90.2†	Second Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC(20)

10.90.3†	Third Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMA Commercial Credit LLC(20)

10.90.4	Letter agreement dated June 29, 2001 by and between Tarrant Apparel Group and GMAC Commercial Credit LLC(22)

10.90.5	Waiver agreement dated November 2001 by and between Tarrant Apparel Group and GMAC Commercial Credit(24)

10.91
Agreement for Purchase of Assets dated April 12, 2000, by and among Harvest Wear, Inc., a California corporation (“HW”), Mapa Trading, LTD, a Hong Kong corporation (“Mapa”), Needletex, Inc., a California corporation (“Needletex”), Patrick Bensimon (the “Shareholder”), Jane Doe International LLC, (formally Needletex, LLC) a Delaware limited liability company (the “Purchaser”)(19)

10.92	Amendment No. 1 to Facility Development Agreement dated as of March 30, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(18)

10.93	Equipment Purchase Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(18)

10.94	Secured Promissory Note dated October 16, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V.(18)

10.95	Equipment Lease dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(18)

10.96	Production Agreement dated as of October 16, 2000, by and between Tag Mex, Inc. and Tex Transas, S.A. de C.V.(18)

10.97	Pledge Security Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(18)

10.98	Promissory note dated February 28, 2001 in the amount of US $4,119,545.06 to pay to the order of Standard Chartered Bank.(20)

10.99	Stock repurchase agreement entered into July 10, 2000 by and among Tarrant Apparel Group and Gabriel Manufacturing Company.(20)

10.99.1	Consulting Agreement effective as of the ninth day of October, 2001 by and between Gabriel Zeitouni and Tarrant Apparel Group, a California corporation.(23)

10.100
Agreement for purchase of assets date 1st day of August 2000 by and among Tarrant Mexico, S. de R.L. de C.V. and Confecciones Jamil, S.A. de C.V. and Inmobiliaria Cuadros, S.A. de C.V. corporation organized under the laws of the Republic of Mexico(21)

10.101	Limited Liability Company Operating Agreement of United Apparel Ventures, LLC effective as of July 1, 2001.(23)

10.102	Employment Agreement effective January 1, 2002 by and between Eddy Yuen and the Company.(24)

10.103	Employment Agreement effective January 7, 2002 by and between Patrick Chow and the Company.(24)

10.104	Security Agreement entered into as of April 9, 2001, by and between Banco Nacional De Comercio Exterior, Industrial Exportadora Famian S.A. and Tarrant Apparel Group.

23	Consent of Ernst & Young LLP

*	Confidential treatment has been requested for portions of this document.
†	All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 4, 1995 (File No. 33-91874).

(2)	Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 1995.
(3)	Filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 1995.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(10)	Filed as exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(11)	Filed as exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(12)	Filed as exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(18)	Filed as an exhibit on Form 8K 10/21/2000.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(20)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2000.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2001.
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2001.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Tarrant Apparel Group

We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 2000 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

Los Angeles, California
March 13, 2002

TARRANT APPAREL GROUP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,649,297	$1,524,447
Accounts receivable, net	66,310,491	58,576,654
Due from affiliates	2,188,721	2,064,923
Due from officers	611,286	87,456
Inventory	61,074,614	50,600,584
Temporary quota	227,628	369,849
Current portion of note receivable—related party	3,232,111	3,468,490
Prepaid expenses and other receivables	8,250,622	6,274,330
Deferred tax asset	747,320	—
Income taxes receivable	102,449	692,868

Total current assets	145,394,539	123,659,601
Property and equipment, net	87,322,390	90,173,451
Permanent quota, net	417,936	73,978
Note receivable—related party, less current portion	43,703,866	41,430,564
Other assets	6,522,295	3,932,146
Excess of cost over fair value of net assets acquired, net	24,731,205	29,196,886

Total assets	$308,092,231	$288,466,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$43,647,347	$22,085,349
Accounts payable	29,216,712	31,560,131
Accrued expenses	15,632,050	9,648,389
Income taxes	4,464,282	7,177,324
Deferred tax liabilities	—	514,913
Due to shareholders	13,851,327	2,307,687
Current portion of long-term obligations	10,626,117	25,256,628

Total current liabilities	117,437,835	98,550,421
Long-term obligations	60,165,313	63,993,808
Minority interest	—	757,927

Total liabilities	177,603,148	163,302,156
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; 15,820,315 shares (2000) and 15,840,815 (2001) issued and outstanding	69,302,683	69,341,090
Contributed capital	1,434,259	1,434,259
Retained earnings	65,847,631	62,958,375
Notes receivable from shareholders	(5,376,486)	(12,118,773)
Accumulated other comprehensive income (loss)	(719,004)	3,549,519

Total shareholders’ equity	130,489,083	125,164,470

Total liabilities and shareholders’ equity	$308,092,231	$288,466,626

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
Net sales	$395,341,275	$395,169,020	$330,253,548
Cost of sales	329,131,063	332,333,227	277,525,010

Gross profit	66,210,212	62,835,793	52,728,538
Selling and distribution expenses	13,691,796	17,580,135	14,345,356
General and administrative expenses	25,259,733	40,326,636	33,136,008
Amortization of excess of cost over fair value of net assets acquired	2,311,522	2,840,505	3,317,428

Income from operations	24,947,161	2,088,517	1,929,746
Interest expense	(5,771,250)	(9,639,933)	(7,807,918)
Interest income	395,523	1,294,909	3,255,843
Minority interest	—	1,312,651	(412,022)
Other income (expense)	748,139	947,439	997,072

Income (loss) before provision for income taxes	20,319,573	(3,996,417)	(2,037,279)
Provision (credit) for income taxes	7,439,066	(1,478,675)	851,977

Net income (loss)	$12,880,507	$(2,517,742)	$(2,889,256)

Net income (loss) per share:
Basic	$0.85	$(0.16)	$(0.18)

Diluted	$0.79	$(0.16)	$(0.18)

Weighted average shares outstanding:
Basic	15,199,893	15,814,693	15,824,750
Diluted	16,314,129	15,814,693	15,824,750

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Notes from shareholders	Total Shareholders’ Equity
Balance at December 31, 1998	$22,290,539	$1,434,259	$55,484,866	$—	$—	$79,209,664
Net income	—	—	12,880,507	—	—	12,880,507
Currency translation	—	—	—	8,698	—	8,698

Comprehensive income	—	—	—	—	—	12,889,205
Exercise of stock options	1,569,887	—	—	—	—	1,569,887
Issuance of shares for acquisition	45,283,716	—	—	—	—	45,283,716
Repurchase of shares	(806,633)	—	—	—	—	(806,633)
Income tax benefit from exercise of stock options	1,257,632	—		—	—	1,257,632

Balance at December 31, 1999	69,595,141	1,434,259	68,365,373	8,698	—	139,403,471
Net loss	—	—	(2,517,742)	—	—	(2,517,742)
Currency translation	—	—	—	(727,702)	—	(727,702)

Comprehensive loss	—	—	—	—	—	(3,245,444)
Exercise of stock options	198,000	—	—	—	—	198,000
Repurchase of shares	(518,525)	—	—	—	—	(518,525)
Income tax benefit from exercise of stock options	28,067	—	—	—	—	28,067
Advances to shareholders, net	—	—	—	—	(5,376,486)	(5,376,486)

Balance at December 31, 2000	69,302,683	1,434,259	65,847,631	(719,004)	(5,376,486)	130,489,083
Net loss	—	—	(2,889,256)	—	—	(2,889,256)
Currency translation	—	—	—	4,268,523	—	4,268,523

Comprehensive loss	—	—	—	—	—	1,379,267
Exercise of stock options	33,750	—	—	—	—	33,750
Income tax benefit from exercise of stock options	4,657	—	—	—	—	4,657
Advances to shareholders, net	—	—	—	—	(6,742,287)	(6,742,287)

Balance at December 31, 2001	$69,341,090	$1,434,259	$62,958,375	$3,549,519	$(12,118,773)	$125,164,470

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
Operating activities:
Net income (loss)	$12,880,507	$(2,517,742)	$(2,889,256)
Adjustments to reconcile net income(loss) to net cash provided by(used in) operating activities:
Deferred taxes	(169,919)	(553,087)	1,273,305
Depreciation and amortization	8,001,897	12,580,992	14,564,623
Loss (gain) on sale of fixed assets	64,562	(10,202)	26,861
Unrealized gain on foreign currency	(667,623)	(411,811)	(103,705)
Effect of changes in foreign currency		(681,197)	184,591
Minority interest	—	(1,312,650)	757,927
Provision for returns and discounts	961,311	1,127,089	1,830,841
Changes in operating assets and liabilities:
Accounts receivable	(4,056,532)	3,485,045	5,902,995
Due from affiliates and officers	3,697,370	(5,252,874)	(12,443,597)
Inventory	(13,125,935)	445,238	10,474,030
Temporary quota	(3,328,312)	4,293,572	(142,221)
Prepaid expenses and other receivables	(2,527,640)	(4,837,206)	1,385,875
Accounts payable	2,789,709	1,301,541	2,343,419
Accrued expenses and income tax payable	(2,284,419)	7,806,018	(3,270,616)

Net cash provided by operating activities	2,234,976	15,462,726	19,895,072
Investing activities:
Purchase of fixed assets	(65,316,947)	(18,883,236)	(3,918,602)
Acquisitions, net of cash	(10,990,202)	(2,734,828)	(6,750,391)
Purchase of permanent quota	(691,124)	(221,934)	—
Collection on note receivable	—	766,150	2,036,924
Increase in other assets	(7,190,315)	(7,173,379)	(594,660)

Net cash used in investing activities.	(84,188,588)	(28,247,227)	(9,226,729)
Financing activities:
Short-term bank borrowings, net	21,856,551	(11,359,688)	(16,927,528)
Proceeds from long term obligations	42,232,032	36,746,378	52,894,023
Payment of long term obligations and bank borrowings	(2,378,104)	(9,608,034)	(40,376,783)
Advances/Repayments to shareholders/officers	—	(39,321,130)	(20,489,934)
Borrowings from shareholders/officers	16,143,238	37,029,219	13,068,622
Repurchase of shares	(806,633)	(518,525)	—
Exercise of stock options including related tax benefit	2,827,519	226,067	38,407

Net cash provided by (used in) Financing activities	79,874,603	13,194,287	(11,793,193)

Increase(decrease)in cash and cash equivalents.	(2,079,009)	409,786	(1,124,850)
Cash and cash equivalents at beginning of year	4,318,520	2,239,511	2,649,297

Cash and cash equivalents at end of year	$2,239,511	$2,649,297	$1,524,447

See accompanying notes

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization and Basis of Consolidation

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly “Fashion Resource, Inc.”) (the “Parent Company” or the “Company”), and its wholly owned Subsidiaries located primarily in the U.S., Mexico, and Asia. The Company owns 51% of the Jane Doe International, LLC (“JDI”), and 50.1% of United Apparel Ventures (“UAV”). The Company consolidates both of these entities and reflects the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation.

The Company serves both specialty retail and mass merchandise store chains by designing, merchandising and contracting for the manufacture, manufacturing directly and selling of casual, moderately priced apparel, for women, men and children under private label. Commencing in 1999, the Company expanded its operations from sourcing apparel to sourcing and operating its own vertically integrated manufacturing facilities.

Revenue Recognition

Revenues are recorded, net of anticipated returns, at the time of shipment of merchandise.

Shipping and Handling Costs

Freight charges are included in selling and distribution expenses in the statement of operations and amounted to $1,769,000, $3,022,000 and $2,509,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Quota

The Company purchases quota rights to be used in the importation of its products from certain foreign countries. The effect of quota transactions is accounted for as a product cost.

Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and amounted to $584,000, net of amortization of $1.2 million at December 31, 1999, $418,000, net of amortization of $1.8 million at December 31, 2000 and $74,000, net of amortization of $2.1 million at December 31, 2001.

Temporary quota represents quota rights acquired from other permanent quota entitlement holders on a temporary basis. Temporary quota has a maximum life of twelve months. The cost of temporary quota purchased for use in the current year has been assigned to inventory purchases while the cost of temporary quota acquired for usage in the year following the balance sheet date is recorded as a current asset.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is recorded at cost. Additions and betterments are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment is provided for by the straight-line method over their estimated useful life. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the lease. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statements of income. Repair and maintenance costs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

Buildings	35 to 40 years
Equipment	7 to 15 years
Furniture and Fixtures	5 to 7 years
Vehicles	5 years
Leasehold Improvements	Term of lease

Intangibles

The excess of cost over fair value of net assets acquired is being amortized over five to thirty years. Accumulated amortization at December 31, 1999, 2000 and 2001 was $3,648,000, $6,489,000 and $9,806,000, respectively.

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

Deferred Financing Cost

Included in the other assets are deferred financing costs of $478,000 and $949,000 at December 31, 2000 and 2001, respectively. These costs of obtaining financing are being amortized as an interest expense over the term of the related debt.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

The Company’s Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 16%. No domestic tax provision has been provided for $58.8 million of un-remitted retained earnings of these Hong Kong corporations, as the Company intends to maintain these amounts in Hong Kong on a permanent basis in support of its working capital requirements.

Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, “Earnings Per Share” (see Note 9).

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations (excluding the costs of manufacturing samples)
amounted to approximately $1,740,000 $1,931,000 and $1,621,000 in 1999, 2000 and 2001, respectively.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

Assets and liabilities of the Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which the Company transacts business is the Hong Kong dollar and the peso in Mexico.

Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. At December 31, 2001, the Hong Kong subsidiaries have retained earnings of $58.8 million and an inter-company receivable due from Tarrant Apparel Group of $20.4 million.

Fair value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of the Company’s variable rate borrowings under the various short-term borrowings and long-term debt arrangements approximate fair value.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash equivalents, trade accounts receivable and amounts due from factor.

The Company’s products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain of its domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. The following table presents the percentage of net sales concentrated with certain customers. Customer A represents a group of customers under common ownership.

	1999	2000	2001
Customer A	42.5%	44.2%	22.8%
Customer B (formerly part of A)	—	—	20.5%
Customer C	12.4	4.8	0.0%
Customer D	11.4	9.1	12.2%

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

Employee Stock Options

The Company accounts for employee stock options using the intrinsic value method rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma disclosures have been made in accordance with the disclosure requirements of the fair-value method.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Recently Issued Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combination,” (SFAS No. 141) and “Goodwill and Other Intangible Assets,” (SFAS No. 142) effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.”

The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $3.5 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and does not believe the adoption of SFAS 144 will have a material impact on the financial position and results of operations of the Company.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

Currency Rate Hedging

The Company manufactures in a number of countries throughout the world, primarily Hong Kong and Mexico, and, as a result, is exposed to movements in foreign currency exchange rates. Periodically the Company will enter into various currency rate hedges. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and equipment in the normal course of business. The Company utilizes forward exchange contracts with maturities of three to six months. The Company enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria. These primarily are intended to protect against exposure related to financing transactions (equipment) and income from international operations. The net impact of the related gains and losses was not material.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2000	2001
U.S. trade accounts receivable	$49,441,957	$41,266,134
Foreign trade accounts receivable	13,887,587	17,846,606
Due from factor	1,788,066	1,507,089
Other receivables	5,528,288	4,123,073
Allowance for returns, discounts and bad debts	(4,335,407)	(6,166,248)

	$66,310,491	$58,576,654

3.    Inventory

Inventory consists of the following:

	December 31,
	2000	2001
Raw materials, fabric and trim accessories	$14,002,993	$16,708,651
Raw cotton	2,233,428	2,096,792
Work-in-process	10,111,690	7,735,827
Finished goods shipments-in-transit	7,994,996	3,706,735
Finished goods	26,731,507	20,352,579

	$61,074,614	$50,600,584

4.    Property and Equipment

Property and equipment consists of the following:

	December 31,
	2000	2001
Land	$1,308,309	$1,443,744
Buildings	11,230,551	14,798,596
Equipment, furniture and fixtures	81,023,648	91,869,893
Leasehold improvements	10,930,027	11,719,752
Vehicles	1,391,736	1,246,800

	105,884,271	121,078,785
Less accumulated depreciation and amortization	(18,561,881)	(30,905,334)

	$87,322,390	$90,173,451

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Acquisitions

United Apparel Ventures

On July 1, 2001, the Company entered into a joint venture with Azteca Production International, Inc. (“Azteca”), a corporation owned by the brother of Gerard Guez, the Chairman of the Company, called United Apparel Ventures, LLC (“UAV”). This joint venture was created to coordinate the production of apparel for a single customer of the Company’s branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned subsidiary of the Company, and 49.9% by Azteca. The results of UAV have been consolidated into the Company’s results commencing in July 2001 with the minority partner’s share of earnings (losses) provided for in the Company’s financial statements.

Ajalpan

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan Mexico from Confecciones Jamil, S.A. de C.V, which is majority owned by Kamel Nacif, a principal shareholder of the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for production during 2000 and 2001. The results of Ajalpan have been consolidated into the Company’s results commencing on March 29, 2001.

The Company paid $11 million for this operating facility. This entire amount had been paid in cash and the transfer of certain receivables of the Company to the Seller. The assets acquired include land, buildings and all equipment. This transfer has been accounted for as a purchase and the purchase price has been allocated based on the fair market value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired of $4.7 million is being amortized over 15 years.

Exclusive Production Agreement

On June 28, 2000, the Company signed an exclusive production agreement with Manufacturers Cheja (“Cheja”) through February 2002. The Company has agreed on a new contract to extend the agreement for an additional quantity of 6,400,000 units beginning April 1, 2002 which will cover an eighteen-month period. The Company has provided Cheja approximately $3.2 million in advances related to the production agreement to be recouped out of future production.

Jane Doe

On April 12, 2000, the Company formed a new company, Jane Doe International, LLC (“JDI”). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of the Company, and 49% by Needletex, Inc. In March 2001, the Company converted JDI from an operating company to a licensing company. To date, JDI has entered into two licenses with regards to the use of the Jane Doe trademark. The Company is anticipating entering into additional licenses in 2002. The excess of cost over fair value of net assets acquired of $2.0 million is being amortized over 30 years.

Grupo Famian

On August 1, 1999, the Company acquired all of the outstanding stock of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations (“Grupo Famian”). Grupo Famian operated seven apparel production facilities in and near Tehuacan, Mexico which have the capacity to provide full package production (i.e., cut, sew, launder, finish and pack) of 110,000 units per week. The purchase price consisted of (i) $1,000,000 cash paid at closing, (ii) a $3,000,000 non-interest bearing promissory note paid in three installments of $1,000,000 during 1999 and (iii) $8,000,000 payable in installments through September 30, 2002. A total of $5.0 million of the consideration is contingent upon the Grupo Famian subsidiary meeting specified pretax income requirements annually through September 2002. This transaction has been accounted for as a purchase, and the purchase price was allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired will be amortized over 15 years. The operations of Grupo Famian are included with those of the Company commencing on August 1, 1999.

Jamil

On April 18, 1999, the Company acquired certain assets of a denim mill located in Puebla, Mexico (Jamil) from an entity of which Kamel Nacif is a principal shareholder. The price paid for the asset acquisition consisted of $22.0 million in cash paid on May 7, 1999 and 1,724,000 shares (the Shares) of the Company’s Common Stock issued on May 24, 1999 valued at $45.3 million. In addition, the Company has granted the holders of the Shares certain registration rights and the right to vote the shares. The acquisition of the denim plant has been accounted for as the acquisition of a discrete operating asset.

CMG

On March 23, 1999, the Company purchased certain assets of CMG, Inc., a California corporation (“CMG”). CMG designs, produces and sells private label and CHAZZZ ® branded woven (denim and twill) and knit apparel for women, children and men for national chain stores. The purchase price consisted of (i) $4,275,000 and an amount equal to the seller’s cost of inventory purchased, payable in cash on closing, (ii) a $2,500,000 non interest-bearing promissory note payable in three equal annual installments on the first three anniversary dates of the closing, (iii) $500,000 payable, as amended, in installments as agreed to between the second and third anniversary dates of the closing, and (iv) $1,500,000 payable, as amended in installments over the first three anniversary dates of the closing provided that the CMG Division meets specified net sales and pretax income requirements. The purchase paid was financed from cash flow form operations. The transaction has been accounted for as a purchase, and the purchase has been allocated based on the fair value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired of $7.9 million is being amortized over 15 years. The operations of CMG have been included with those of the Company commencing on March 23, 1999.

Twill Mill

On December 2, 1998, the Company contracted to acquire a fully operational facility being constructed in Puebla, Mexico by Tex Transas, S.A. de C.V. (“Tex Transas”), an affiliate of the seller of the denim mill described above (“Jamil”). Construction of this facility commenced in the third quarter of 1998, and it was anticipated that the Company would take possession of this facility in fiscal 2000. On October 16, 2000, the Company revised its agreement regarding the fully operational facility to extend its option to purchase the facility until September 30, 2002. The Company has also entered into a production agreement with the operator of the

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

twill mill granting the Company the first right to purchase all production capacity of the twill mill. With this amendment, the Company has also sold, at net book value, or leased, certain assets associated with the fully operational facility. The purchase price for such assets, together with approximately $12.5 million previously advanced by the Company to the developer of the facility, is represented by a promissory note of approximately $48 million payable over 5 years at an interest rate of eight and one-half percent on a 10-year amortization. The equipment sold and 1,724,000 shares of stock in the Company have been pledged as collateral for this note. No gain or loss was recognized on the transaction. In 1999, the equipment sold pursuant to this transaction was included in property and equipment not yet placed in service. From the time the original option expiration date of March 31, 2000, the Company charged the developer interest of $932,000 on equipment being installed.

6.    Debt

Debt consists of the following:

	December 31,
	2000	2001
Short term bank borrowing:
Import trade bills payable	$4,370,624	$4,521,675
Bank direct acceptances	18,677,115	13,838,270
Other Hong Kong credit facilities	4,828,150	2,048,420
United States credit facilities	15,771,458	1,676,984

	$43,647,347	$22,085,349

Long term debt:
Vendor financing	$15,599,540	$11,043,449
Equipment financing	17,605,512	13,931,997
Debt facility	36,746,378	62,863,990
Other debt	840,000	1,411,000

	70,791,430	89,250,436
Less current portion	(10,626,117)	(25,256,628)

	$60,165,313	$63,993,808

As of December 31, 2001, the Company had a credit facility of $26, million with the Hong Kong and Shanghai Banking Corportion Limited (“HKSB”), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB’s facility accrues at HKSB’s prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As December 31, 2001, HKSB’s prime rate equaled three and one-half percent. This facility is subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. In July 2001, the Company agreed to begin reducing this facility by $375, 000 per month and from November 2001 onward, by $750,000 per month. As of December 31, 2000 and 2001, there was $20.0 million and $18.7 million of outstanding borrowings under this facility, respectively. As of December 31, 2001, the Company was in violation of certain covenants for which waivers have been obtained.

The Company has repaid in 2001 its previous outstanding balance of $4.5 million at December 31, 2000, with Standard Chartered Bank Hong Kong.

        On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the “Debit Facility”) with a syndicate of lending institutions. The Debit Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collaterized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. A total of

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$52.8 million was outstanding under the Debt Facility at December 31, 2001. As of December 31, 2001, the Company was in violation of certain covenants for which waivers have been obtained.

On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001. The Company has agreed to pay an additional facility fee of $750,000 and a quarterly fee of $75,000 through December 2002. In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million expiring on February 5, 2002. The Company has an agreement from the bank to extend the due date of the over-advance on a monthly basis until an amendment is negotiated. As of December 31,2001, $10 million was outstanding under the overadvance.

As of December 31,2001, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $702,000. This subsidiary also has a new credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of December 31, 2001, the outstanding amount was $580,000.

The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of December 31, 2001 were $10.2 million due to GE Capital and $3.4 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants. The Company was in violation of one of its financial covenants with GE Capital and has obtained a waiver.

During 2000, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five year promissory notes which bear interest ranging from 7.0% to 7.5% and are payable in semiannual payments commencing in February 2000. Of this amount, $11 million was outstanding as of December 31, 2001. Of the $11 million, $6.0 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

An unrealized gain of $441,811 and $103,705 was recorded at December 31, 2000 and 2001, respectively related to this fluctuation and is recorded in other income in the accompanying financial statements. In addition, during the year ended December 31, 2000, the Company entered into a hedge contract for Euros related to this debt. The Company terminated this contract in 2000, recording a loss of $965,000.

Annual maturities for the long term debt and capital lease obligations are $25,256,628 (2002), $13,591,064 (2003), $13,279,759 (2004) and $37,122,985 (2005). The weighted average interest rate on short-term bank borrowing as of December 31, 2001 and 2000 were 6.7% and 6.7%, respectively.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

The provision (credit) for domestic and foreign income taxes is as follows:

	Year Ended December 31,
	1999	2000	2001
Current:
Federal	$5,038,514	$(4,661,591)	$(1,272,918)
State	1,335,804	6,503	1,079
Foreign	1,234,667	3,729,499	850,511

	7,608,985	(925,589)	(421,328)
Deferred:
Federal	(8,030)	(346,982)	999,201
State	(155,261)	(197,513)	232,821
Foreign	(6,628)	(8,591)	41,283

	(169,919)	(553,086)	1,273,305

Total	$7,439,066	$(1,478,675)	$851,977

The source of income (loss) before the provision for taxes is as follows:

	Year Ended December 31,
	1999	2000	2001
Federal	$13,527,366	$(18,125,699)	$(8,582,448)
Foreign	6,792,207	14,129,282	6,545,169

Total	$20,319,573	$(3,996,417)	$(2,037,279)

Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $56,000, $48,000 and $89,000 at December 31, 1999, 2000 and 2001, respectively.

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (benefit) on income is as follows:

	Year Ended December 31,
	1999	2000	2001

Income tax (benefit) based on federal statutory rate	$7,111,850	$(1,358,782)	$(713,048)
State income taxes, net of federal benefit	900,030	(122,246)	152,035
Effect of foreign income taxes	(1,147,044)	(324,219)	1,494,708
Other	574,230	326,572	(81,718)

	$7,439,066	$(1,478,675)	$851,977

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:

	December 31,
	2000	2001
Current deferred tax assets:
Provision for doubtful accounts and unissued credits	$1,557,522	$1,238,401
Provision for other reserves	1,621,517	976,597
Deferred compensation and benefits	219,275	231,245
State taxes	—	1,960

Total current deferred tax assets	3,398,314	2,448,203
Current deferred tax liabilities:
Unrealized gain	(227,532)	(583,100)
Accounts receivable valuation	(81,741)	—
Other	(1,970,234)	(2,008,529)

	(2,279,507)	(2,591,629)
Valuation allowance for deferred tax assets	(371,487)	(371,487)

Net current deferred tax asset (liabilities)	$747,320	$(514,913)

The Company has ongoing tax audits related to Federal, State and International returns. Management believes adequate reserves have been provided for potential claims.

8.    Commitments and Contingencies

The Company has entered into various non-cancelable operating lease agreements, principally for executive office, warehousing facilities and production facilities with unexpired terms in excess of one year. The future minimum lease payments under these non-cancelable operating leases are as follows:

	Related Party	Other
2002	$1,329,924	$602,936
2003	1,329,924	458,153
2004	336,774	393,167
2005	—	346,432
2006	—	356,840
Thereafter	—	1,309,413

Total future minimum lease payments	$2,996,622	$3,466,941

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $1,730,000, $2,407,000 and $2,137,000 for 1999, 2000 and 2001, respectively.

The Company had open letters of credit of $12,738,304 and $86,026 as of December 31, 2000 and 2001, respectively.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two employment contracts dated January 1, 1998 with two executives providing for base compensation and other incentives. Commitments under these agreements for base compensation amount to $1,000,000 for each of the two executives annually through December 31, 2002. Each contract also provides for annual bonuses of up to $2,000,000 for each executive and vesting of stock options based on attaining specified performance criteria. Effective January 10, 2000, these contracts were amended reducing the base salary to $500,000 for each of the two executives and extending the term of the agreements to March 31, 2003.

On April 1, 1999, the Company entered into a three-year employment agreement with Mr. Nacif, pursuant to which Mr. Nacif initially was entitled to receive (i) an annual base salary of $1 million, (ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and (iv) the right (“the Option”) for ten years to purchase up to 500,000 shares of the Company’s common Stock at an exercise price of $25 per share. The Option vests in three equal installments on April 1, 2000, 2001, and 2002. In the event the Company terminates Mr. Nacif’s employment without cause (as defined), the Company shall remain obligated to pay Mr. Nacif an amount equal to his base salary for the remainder of the stated term. In the event that Mr. Nacif’s employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to Mr. Nacif, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination. As of January 1, 2000, the Company and Mr. Nacif amended Mr. Nacif’s employment Agreement to reduce his annual salary from $1 million to $250,000 starting in 2000.

The Company has entered into a consulting agreement with Gabe Zeitouni, the former President of the Company’s Rocky division, through December 31, 2002.Under the terms of this agreement, Mr. Zeitouni will be paid $140,000 through December 2002. In conjunction with this consulting agreement, Mr. Zeitouni’s Put Option Agreement of July 10, 2000 has been amended. As of December 31, 2001, the Company advanced approximately $1.1 million to Mr. Zeitouni. The Company has also changed the time frame of Mr. Zeitouni’s right to require the Company to purchase 80,890 of shares at $18.54 to be the three-month period commencing on January 1, 2003 and ending on March 31, 2003. The cost of the Put Option (excess of $18.54 over the current market value of the Company’s stock) is being amortized over the consulting period.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

9.    Equity

The Company has elected to follow Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company’s Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 3,600,000 shares (as adjusted for a stock split effective May 1998) of the Company’s Common Stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non- qualified options must not be less than the par value of a share of Common Stock on the date of grant. The Plan was also amended to expand the types of awards which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 1998 the Company granted 1,000,000 non-qualified stock options not under the Plan. The options were granted to the Chairman and President of the Company at $13.50 per share, the closing sales price of the Common Stock on the day of the grant. The options expire in 2008 and vest over four years, subject to certain performance criteria.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6% for 1999, 2000 and 2001; dividend yields of 0% for 1999, 2000 and 2001; weighted-average volatility factors of the expected market price of the Company’s Common Stock of 0.63 for 1999, 1.28 for 2000 and 1.22 for 2001; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	1999	2000	2001
Pro forma net income (loss)	$8,676,000	$(7,445,975)	$(7,035,501)
Pro forma earnings (loss) per share
Basic	$0.57	$(0.47)	$(0.44)
Diluted	$0.55	$(0.47)	$(0.44)

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

	1999		2000		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,401,597	$11.06	2,876,737	$14.43	2,697,487	$14.29
Granted	779,000	22.47	95,750	9.61	955,000	5.18
Exercised	(245,360)	26.32	(20,000)	4.28	(8,500)	3.97
Forfeited	(58,500)	17.36	(255,000)	13.99	(123,250)	12.65

Outstanding at end of year	2,876,737	$14.43	2,697,487	$14.29	3,520,737	$11.90

Exercisable at end of year	740,211		1,631,220		2,173,587
Weighted average per option fair value of options granted during the year		$10.64		$7.88		$3.89

Exercise prices for options outstanding as of December 31, 2001 ranged from 1,761,862 options at $3.00 to $9.97, 1,207,875 options at $13.31 to $18.54 and 551,000 options at $25.00 to $45.50. The weighted average remaining contractual life of those options is 7.3 years. Options vest over a period of three or four years from respective grant dates.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended December 31,
	1999	2000	2001
Basic EPS Computation:
Numerator	$12,880,507	$(2,517,742)	$(2,889,256)
Denominator:
Weighted average common shares outstanding	15,199,893	15,814,693	15,824,750

Total shares	15,199,893	15,814,693	15,824,750

Basic EPS	$0.85	$(0.16)	$(0.18)

Diluted EPS Computation:
Numerator	$12,880,507	$(2,517,742)	$(2,889,256)
Denominator:
Weighted average common shares outstanding	15,199,893	15,814,693	15,824,750
Incremental shares from assumed exercise of options	1,114,236	—	—

Total shares	16,314,129	15,814,693	15,824,750

Diluted EPS	$0.79	$(0.16)	$(0.18)

Options have been excluded from the computation in 2000 and 2001 as the impact would be anti-dilutive.

10.    Supplemental Schedule of Cash Flow Information

	1999	2000	2001
Cash paid for interest	$4,340,000	$8,685,000	$2,820,000

Cash paid (refunded) for income taxes	$7,024,000	$3,861,000	$(2,554,000)

During 2000, in a non-cash transaction, the Company sold certain equipment and other assets to a related party at net book value. The purchase price of such assets, together with $12.5 million previously advanced is represented by a $48.0 million note receivable. In addition, during 2001 the Company transferred $5.5 million in receivables to the seller in connection with the purchase of Ajalpan.

11.    Related-Party Transactions

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

	1999	2000	2001
Sales to related parties	$2,623,000	$4,069,000	$8,340,000
Purchases from related parties	$15,163,000	$20,972,000	$17,887,000

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2000 and 2001, related party affiliates were indebted to the Company in the amounts of $7.6 million and $14.2 million, respectively.These include amounts due from principal shareholders of the Company of $5.4 million and $12.1 million at December 31, 2000 and 2001, respectively, which have been shown as reductions to shareholders’ equity in the accompanying financial statements. Total interest paid by related party affiliates and the Chairman and President was $180,000 and $70,000 for the years ended December 31, 2000 and 2001, respectively. During 2001, Kamel Nacif advanced the Company a total of $18.1 million for working capital purposes. Such advances were short-term and paid back by the Company within 30 days of the advance. No amounts were due to Mr. Nacif at December 31, 2001.

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez and Kay. The maximum amount of such borrowing from Mr. Guez and Mr. Kay during 2001 were $10,933,000 and $3,019,000 respectively. The maximum amount of such advances to Messrs. Guez and Kay during 2001 were approximately $4,116,000 and $0 respectively. As of December 31, 2001, the Company was indebted to Mr. Kay in the amount of $2,308,000. Mr. Guez had an outstanding advance from the Company of $4,116,000 as of December 31, 2001. As of December 31, 2000 the Company was indebted to Mr. Guez and Mr. Kay in the amount of $10,900,000 and $2,987,000. As of December 31, 2000, and 2001 Mr. Kamel Nacif was indebted to the Company for $5.4 million and $8.0 million, respectively. All advances to, and borrowings from, Mr. Guez and Mr. Kay in 2001 bore interest at the rate of 7.75%. The Company has adopted a policy that all advances to, borrowings from, or transactions with officers, directors and principal shareholders, or their family members greater than $500,000, shall (i) be made on terms no less favorable to the Company than could be obtained from unrelated third parties (including, but not limited to, the rate of interest, repayment schedule and collateral), (ii) be evidenced by such definitive agreements as are customary for similar transactions between unrelated third parties and (iii) be approved by a majority of the members of the Board of Directors and by a majority of the Company’s independent directors. In December 2001 the Board of Directors has approved a maximum limit of $5,000,000 in advances to Mr. Guez

Under lease agreements entered into between the Company and two entities owned by the Chairman and President, the Company paid $1,269,000 in 1999 and $1,299,000 in 2000 and $1,299,000 in 2001 for rent for office and warehouse facilities. In addition during 1999 and 2000, the Company leased an airplane from 477 Aviation LLC for the purpose of transporting employees of the Company.477 Aviation LLC is wholly owned by the Company’s principal shareholder. Lease payments amounted to $705,000 for the years ended December 31, 2000.The Company did not lease the plane in 2001.

In 1998, a California limited liability company owned by the Chairman and President of the Company purchased 2,300,000 shares of the Common Stock of Tag- It Pacific, Inc. (Tag-It) (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of the Company in Mexico. This arrangement is terminable by either the Company or Tag-It at any time. The Company believes that the terms of this arrangement, which is subject to the acceptance of the Company’s customers, are no less favorable to the Company than could be obtained from unaffiliated third parties. The Company purchased $15.2 million, $20.9 million and $17.9 million of trim inventory from Tag-it for the years ended December 31, 1999, 2000 and 2001, respectively.

As of December 31, 2000, Aris Industries, Inc. (Aris) owed the Company approximately $5.8 million for goods manufactured and shipped by the Company. On February 12, 2001, Aris and the Company entered into an agreement under which Aris issued to the Company 1.5 million shares of its common stock and undertook to repay either $2.5 million in cash or its equivalent in common stock to the Company on December 31, 2001 in full satisfaction of the debt. As of February 20, 2002, Aris had issued the Company an aggregate of 8,117,647 shares of its common stock including the 1.5 million shares previously issued in full satisfaction of this debt. On March 27, 2002 the Company sold this stock to an unrelated third party for an aggregate of $1,785,882. As of December 31, 2001, Messrs. Guez and Kay jointly owned approximately 7% of the outstanding shares of Aris.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Operations by Geographic Areas

The Company operates primarily in one industry segment, the design, manufacturing and importation of private label, moderately priced, casual apparel. Information about the Company’s operations in the United States and Asia is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

	United States	Asia	Mexico	Adjustments and Eliminations	Total
1999
Sales	$376,952,000	$13,278,000	$5,111,000	$—	$395,341,000
Inter-company sales	17,517,000	112,517,000	40,597,000	(170,631,000)	—

Total revenue	$394,469,000	$125,795,000	$45,708,000	$(170,631,000)	395,341,000

Income from operations	$16,859,000	$7,092,000	$996,000	$—	$24,947,000

Total assets	$182,286,000	$81,219,000	$122,827,000	$(91,290,000)	$295,042,000

2000
Sales	$368,308,000	$16,874,000	$9,987,000	$—	$395,169,000
Inter-company sales	47,632,000	107,860,000	84,664,000	(240,156,000)	—

Total revenue	$415,940,000	$124,734,000	$94,651,000	$(240,156,000)	$395,169,000

Income (loss) from operations	$(8,131,000)	$8,217,000	$2,003,000	$—	$2,089,000

Total assets	$245,165,000	$97,246,000	$159,971,000	$(194,290,000)	$308,092,000

2001
Sales	$312,587,000	$5,952,000	$11,714,000	$—	$330,253,000
Inter-company sales	12,341,000	86,291,000	77,062,000	(175,694,000)	—

Total revenue	$324,928,000	$92,243,000	$88,776,000	$(175,694,000)	$330,253,000

Income (loss) from operations	$5,364,000	$5,369,000	$(8,803,000)	$—	$1,930,000

Total assets	$176,178,000	$97,175,000	$121,188,000	$(106,074,000)	$288,467,000

13.    Employee Benefit Plans

On August 1, 1992, Tarrant HK established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant HK. Participants may contribute up to 5% of their salary to the plan. The Company makes annual matching contributions. Costs of the plan charged to operations for 1999, 2000 and 2001 amounted to approximately $101,000, $119,000 and $155,000 respectively.

On July 1, 1994, the Company established a defined contribution retirement plan covering all of its U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of the Company. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. The Company’s contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants’ contributions, not to exceed 6% (5% effective July 1, 1995) of the participants’ annual compensation. In addition, the Company may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 1999, 2000 and
2001 amounted to approximately $191,000, $257,000 and

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$289,000 respectively.

On December 27, 1995, the Company established a deferred compensation plan for executive officers. Participants may contribute a specific portion of their salary to such plan. The Company does not contribute to the Plan.

On December 20, 1996, the Compensation Committee of the Company’s Board of Directors established the Incentive Compensation Plan, which provides for both discretionary bonuses and bonus amounts upon achieving certain earnings thresholds for certain members of management. The adoption of this plan received shareholder approval at the 1997 annual meeting.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999, 2000 and 2001:

	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31 (1)
	(In thousands, except per share data)
1999
Net sales	$84,063	$109,762	$110,542	$90,974	$395,341
Gross profit	15,988	19,008	19,269	11,945	66,210
Operating income (loss)	7,936	9,722	9,030	(1,741)	24,947
Net income (loss)	$4,599	$5,652	$4,870	$(2,241)	$12,881
Net income (loss) per common share:
Basic	$.33	$.37	$.31	$(0.14)	$.85
Diluted	$.30	$.33	$.30	$(0.14)	$.79
Weighted average shares outstanding:
Basic	13,853	15,361	15,783	15,801	15,200
Diluted	15,524	17,131	16,438	15,801	16,314
2000
Net sales	$102,416	$104,360	$107,019	$81,374	$395,169
Gross profit	16,943	19,308	21,204	5,381	62,836
Operating income (loss)	4,505	5,534	4,595	(12,545)	2,089
Net income (loss)	$1,891	$1,729	$1,684	$(7,822)	$(2,518)
Net income (loss) per common share:
Basic	$.12	$.11	$.11	$(0.49)	$(0.16)
Diluted	$.12	$.11	$.11	$(0.49)	$(0.16)
Weighted average shares outstanding:
Basic	15,802	15,812	15,822	15,822	15,815
Diluted	15,953	15,970	15,979	15,822	15,815
2001
Net sales	$84,330	$96,126	$78,175	$71,622	$330,253
Gross profit	14,419	15,814	10,071	12,424	52,728
Operating income (loss)	891	3,300	(3,349)	1,088	1,930
Net income (loss)	$446	$1,706	$(4,229)	$(812)	$(2,889)
Net income (loss) per common share:
Basic	$.03	$.11	$(.27)	$(0.05)	$(0.18)
Diluted	$.03	$.11	$(.27)	$(0.05)	$(0.18)
Weighted average shares outstanding:
Basic	15,822	15,832	15,824	15,831	15,825
Diluted	15,825	15,905	15,824	15,831	15,825

(1)
In the fourth quarter of 2000, the Company recorded a book to physical adjustment of $3.2 million, a $965,000 loss on a foreign currency hedge and the write-off of certain assets of $350,000 related to abandonment of leasehold improvements in Mississippi and Mexico.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II

TARRANT APPAREL GROUP

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Year
For the year ended December 31, 1999
Allowance for returns and discounts	$2,247,006	$961,312	$	$		$3,208,318

For the year ended December 31, 2000
Allowance for returns and discounts	$3,208,318	$1,127,089	$	$		$4,335,407

For the year ended December 31, 2001
Allowance for returns and discounts	$4,335,407	$2,515,266	$		$684,425	$6,166,248

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2002.

Tarrant Apparel Group
By:	/s/ Gerard Guez

Gerard Guez
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerard Guez	Chairman of the Board	March 31, 2002

Gerard Guez
/s/ Todd Kay	Vice Chairman and President	March 31, 2002

Todd Kay
/s/ Eddie Yuen	Chief Executive Officer	March 31, 2002

Eddie Yuen
/s/ Patrick Chow	Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)	March 31, 2002

Patrick Chow
/s/ Karen S. Wasserman	Executive Vice President, General Merchandising Manager and Director	March 31, 2002

Karen S. Wasserman
/s/ Mitchell Simbal	Director	March 31, 2002

Mitchell Simbal
/s/ Barry Aved	Director	March 31, 2002

Barry Aved
/s/ Joseph Mizrachi	Director	March 31, 2002

Joseph Mizrachi
/s/ Milton Koffman	Director	March 31, 2002

Milton Koffman