Form 10-Q
period 2002-03-31
TARRANT APPAREL GROUP
filed 2002-05-15
CIK 944948

As filed with the Securities and Exchange Commission on May 15, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934. For the quarterly period ended March 31, 2002

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

Yes ☒    No ☐

Number of shares of Common Stock of the registrant outstanding as of May 1, 2002: 15,841,815

TARRANT APPAREL GROUP

FORM 10-Q

INDEX

PART I.    FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

TARRANT APPAREL GROUP
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,769,298	$1,524,447
Accounts receivable, net	62,426,753	58,576,654
Due from affiliates	214,566	2,064,923
Due from officers	644,889	87,456
Inventory	54,447,938	50,600,584
Temporary quota	2,171,357	369,849
Current portion of note receivable-related party	3,468,490	3,468,490
Prepaid expenses and other receivables	7,350,634	6,274,330
Income tax receivable	102,594	692,868

Total current assets	132,596,519	123,659,601

Property and equipment, net	89,279,943	90,173,451
Permanent quota, net	55,484	73,978
Note receivable-related party, less current portion	41,430,564	41,430,564
Other assets	3,936,154	3,932,146
Excess of cost over fair value of net assets acquired, net	29,292,938	29,196,886

Total assets	$296,591,602	$288,466,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$29,351,241	$22,085,349
Accounts payable	38,646,717	31,560,131
Accrued expenses	9,454,803	9,648,389
Income taxes	6,868,259	7,177,324
Deferred tax liabilities	490,453	514,913
Due to shareholders	1,437,318	2,307,687
Current portion of long-term obligations	25,086,839	25,256,628

Total current liabilities	111,335,630	98,550,421
Long-term obligations	59,676,169	63,993,808

Minority interest	1,041,026	757,927

Total liabilities	172,052,825	163,302,156

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; 15,841,815 shares (2002) and 15,840,815 shares (2001) issued and outstanding	69,345,911	69,341,090
Contributed capital	1,434,259	1,434,259
Retained earnings	61,232,122	62,958,375
Notes receivable from shareholders	(13,132,246)	(12,118,773)
Accumulated other comprehensive income	5,658,731	3,549,519

Total shareholders’ equity	124,538,777	125,164,470

Total liabilities and shareholders’ equity	$296,591,602	$288,466,626

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$65,164,184	$84,330,148
Cost of sales	56,745,212	69,911,338

Gross profit	8,418,972	14,418,810
Selling and distribution expenses	2,637,012	3,923,010
General and administrative expenses	6,612,886	8,876,116
Amortization of excess of cost over fair value of net assets acquired	—	728,790

Income (loss) from operations	(830,926)	890,894
Interest expense	(899,967)	(1,868,187)
Interest income	57,678	1,026,329
Other (expense) income	20,731	313,694
Minority interest	(437,787)	345,905

Income (loss) before provision for income taxes	(2,090,271)	708,635
Credit (provision) for income taxes	364,020	(262,194)

Net income (loss)	$(1,726,251)	$446,441

Net income (loss) per share:
Basic	$(0.11)	$0.03

Diluted	$(0.11)	$0.03

Weighted average common and common equivalent shares:
Basic	15,831,648	15,822,315

Diluted	15,831,648	15,824,645

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net income (loss)	$(1,726,251)	$446,441
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(24,460)	(300,425)
Depreciation and amortization	2,822,297	3,387,578
Unrealized gain on foreign currency	112,391	(362,266)
Effect of changes in foreign currency	583,449	1,236,705
Provision for returns and discounts	(2,128,847)	835,881
Minority interest	283,100	—
Changes in operating assets and liabilities:
Accounts receivable	(1,721,252)	(10,646,307)
Due from affiliates and officers	1,292,923	5,274,584
Inventory	(3,847,354)	(8,589,986)
Temporary quota	(1,801,508)	(2,372,530)
Prepaid expenses and other receivables	(486,033)	(4,107,233)
Accounts payable	7,086,586	8,672,157
Accrued expenses and income tax payable	(502,652)	(601,606)

Net cash used in operating activities	(57,611)	(7,127,007)

Investing activities:
Purchase of fixed assets	(595,240)	(1,461,195)
Collection on notes receivable	—	242,316
Acquisitions	—	(5,307,391)
Increase (decrease) in other assets	110,649	(685,465)

Net cash used in investing activities	(484,591)	(7,211,735)

Financing activities:
Short-term bank borrowings, net	7,265,892	(4,687,264)
Proceeds from long-term obligations	1,931,703	23,169,747
Payment of long-term obligations and bank borrowings	(6,531,521)	(3,018,887)
Repayments and advances to shareholders/officers	(1,944,385)	(1,093,748)
Borrowings from shareholders/officers	60,543	—
Exercise of stock options including related tax benefit	4,821	—

Net cash provided by financing activities	787,053	14,369,848

Increase in cash and cash equivalents	244,851	31,106
Cash and cash equivalents at beginning of period	1,524,447	2,649,297

Cash and cash equivalents at end of period	$1,769,298	$2,680,403

See accompanying notes.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Basis of Consolidation

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly “Fashion Resource, Inc.”) (the “Parent Company” or the “Company”), and its wholly owned subsidiaries located primarily in the U.S., Mexico, and Asia. The Company owns 51% of Jane Doe International, LLC (“JDI”), and 50.1% of United Apparel Ventures, LLC (“UAV”). The Company consolidates both of these entities and reflects the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation.

The Company serves both specialty retail, mass merchandise and department store chains by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately priced and major international brands apparel for women, men and children under private label. Commencing in 1999, the Company expanded its operations from sourcing apparel to sourcing and operating its own vertically integrated manufacturing facilities.

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

The consolidated financial data at December 31, 2001 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

Total comprehensive income was $383,000 for the three months ended March 31, 2002 and $1,731,000 for the three months ended March 31, 2001. The components of comprehensive income are net income (loss) and foreign currency translation adjustments.

3.    Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2002	December 31, 2001

United States trade accounts receivable	$44,717,782	$41,266,134
Foreign trade accounts receivable	17,246,388	17,846,606
Due from factor	193,975	1,507,089
Other receivables	4,306,010	4,123,073
Allowance for return, discounts and bad debts	(4,037,402)	(6,166,248)

	$62,426,753	$58,576,654

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Inventory

Inventory consists of the following:

	March 31, 2002	December 31, 2001
Raw materials
Fabric and trim accessories	$19,116,317	$16,708,651
Raw cotton	993,551	2,096,792
Work-in-process	11,102,817	7,735,827
Finished goods shipments-in-transit	2,925,689	3,706,735
Finished goods	20,309,564	20,352,579

	$54,447,938	$50,600,584

5.    Debt

Short-term bank borrowings consist of the following:

	March 31, 2002	December 31, 2001
Import trade bills payable	$4,791,833	$4,521,675
Bank direct acceptances	15,858,331	13,838,270
Other foreign credit facilities	6,869,072	2,048,420
United States credit facilities	1,832,005	1,676,984

	$29,351,241	$22,085,349

Long term obligations consists of the following:

	March 31, 2002	December 31, 2001
Vendor financing	$9,959,636	$11,043,449
Equipment financing	13,031,756	13,931,997
Debt facility	60,560,616	62,863,990
Other debt	1,211,000	1,411,000

	84,763,008	89,250,436

Less current portion	(25,086,839)	(25,256,628)

	$59,676,169	$63,993,808

As of March 31, 2002, the Company had a credit facity of $23.7 million with the Hong Kong and Shanghai Banking Corporation Limited (“HKSB”), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB’s facility accrues at HKSB’s prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of March 31, 2002, HKSB’s U.S. dollar prime rate equaled three and one-half percent. This facility is subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. In July 2001, the Company agreed to begin reducing this facility by $375,000 per month and from November 2001 onward, by $750,000 per month. As of March 31, 2002, there were $22.0 million of outstanding borrowings under this facility. As of March 31, 2002, the Company was in violation of certain covenants and

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

has obtained a waiver.

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the “Debt Facility”) with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. A total of $60 million was outstanding under the Debt Facility at March 31, 2002. On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001. The Company paid an additional facility fee of $750,000 and continues to pay a quarterly fee of $75,000 through December 2002. In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million expiring on February 5, 2002. The Company has entered into an agreement to repay $10 million each month starting April 15, 2002. As of March 31,2002, $10 million was outstanding under the overadvance.

As of March 31, 2002, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $704,000. This subsidiary also has a new credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of March 31, 2002, the outstanding amount was $4.5 million.

The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of March 31, 2002 were $9.6 million due to GE Capital and $3.1 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants. The Company was in violation of one of its financial covenants with GE Capital and has obtained a waiver.

During 2000, the Company financed equipment purchases for a manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $10.0 million was outstanding as of March 31, 2002. Of the $10.0 million, $5.2 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

6.    Other

On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja (“Cheja”) through February 2002. The Company has agreed on a new contract to extend the agreement for an additional quantity of 6,400,000 units beginning April 1, 2002, which will cover an eighteen-month period. The Company has provided Cheja approximately $3.4 million in advances related to the production agreement to be recouped out of future production.

7.    Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangibles Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS Nos. 141 and 142 as of the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in pretax income (or decrease in pretax loss) of approximately $3.5 million per year based on goodwill related to acquisitions prior to the new rules. The following table presents the quarterly results of the Company on a comparable basis:

	Three Months Ended March 31,
	2002	2001
Reported net income (loss)	$(1,726,251)	$446,441
Goodwill amortization, net of tax	—	459,138

Adjusted net income	$(1,726,251)	$905,579

Prior to June 30, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined the impact of the results of these tests on the earnings and financial position of the Company. Any goodwill or other intangible asset impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Disposal of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of”. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted this standard as of the beginning of fiscal 2002. The application of SFAS No. 144 did not have a material impact on the Company’s results of operations and financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

From inception, the Company relied primarily on independent contract manufactures located primarily in the Far East. Commencing in the third quarter of 1997 and taking advantage of the North American Free Trade Agreement (“NAFTA”), the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Since 1999, the Company has engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico. The gross sale of products sourced in Mexico was approximately $27 million in the first quarter of 2002 (or 41% of net sales) compared to approximately $30 million in the first quarter of 2001 (or 35% of net sales). In addition, the Company has maintained its sourcing operation from the Far East. The vertical integration of its manufacturing operations through the development and acquisition of fabric and production capacity in Mexico will be concluded in 2002 if the Company elects to exercise its option to acquire the twill mill in Tlaxcala. In addition, the Company is focused on coordinating and improving the efficiencies of its operations in Mexico. The Company believes that the dual strategy of maintaining independent contract manufacturers in the Far East and a Company controlled manufacturing network in Mexico can best serve the different needs of its customers and enable it to take the best advantage of both markets. In addition, the Company believes it has diversified its business risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions).

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V. which was majority owned by Kamel Nacif, a principal shareholder of the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, has been used by the Company for production since 2000. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year.

The Company paid $11 million for this operating facility. This entire amount had been paid through advances and other trade receivables. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company’s garment production core, which consists of Group Famian and Ajalpan owned by the Company; Tlaxcala, which is currently leased; the UAV joint venture; and a production agreement with Manufactures Cheja.

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

On December 2, 1998, the Company contracted to acquire a fully operational facility being constructed near Puebla, Mexico by an affiliate of Kamel Nacif, a principal shareholder of the Company. On October 16, 2000, the Company extended its option to purchase the facility until September 30, 2002. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right to purchase all production capacity of the twill mill. The Company is reviewing strategies and available financing related to exercising the option to purchase this facility prior to the expiration of the option in September 2002.

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

Reliance on Key Customers.    Affiliated stores owned by The Limited (including Lerner New York, Limited Stores and Express) accounted for approximately 12.4% and 14.9% of the Company’s net sales in the first three months of 2002 and 2001, respectively. Lane Bryant, owned by Charming Shoppes in 2002 and The Limited in 2001, accounted for 25.5% of net sales in both 2002 and 2001. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, certain of the Company’s major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company’s results of operations will depend to a significant extent upon the commercial success of its major customers.

Foreign Risks.    Approximately 93% of the Company products were imported in the first quarter of 2002 and most of the Company’s fixed assets are in Mexico. The Company is subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries’ labor laws and government regulations may have a negative effect on the Company’s profitability.

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

Manufacturer’s Risks.    The Company, as a manufacturer in Mexico, is subject to the customary risks associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees, trade unions and inventories. The risk of being a fully integrated manufacturer is amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities

Variability of Quarterly Results.    The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company’s introduction of new product lines, the level of consumer acceptance of each new product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonality of the markets in which the Company participates, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the weather, transportation delays, quotas, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance.

Economic Conditions.    The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company results of operations. This has been underscored by the events of September 11, 2001. In addition, certain retailers, including some of the Company’s customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on the Company’s results of operations. There can be no assurance that the Company’s factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

Key Personnel.    The Company depends on the continued services of its senior management. The loss of the services of any key employee could hurt the business. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may impair future results.

China’s Entry into the WTO.    As of 2005, quota on Chinese origin apparel will be phased out. This may pose serious challenges to Mexican apparel products sold to the US market. Products from China now receive the same preferential tariff treatment accorded goods from countries granted Normal Trade Relations status. With China becoming a member of the WTO in December 2001, this status is now permanent. The Company’s Mexican products may be adversely affected by the increased competition from Chinese products.

Dependence on Contract Manufacturers.    The Company has reduced its reliance on outside third party contractors through its Mexico vertical integration strategy. However, all international and a portion of its domestic sourcing are manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company’s failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on the Company’s results of operations until an alternative source is located and has commenced producing the Company’s products.

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

Computer and Communication Systems.    Being a multi-national corporation, the Company relies on its computer and communication network to operate efficiently. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could have a material adverse effect on the Company’s operations. Recently, hackers and computer viruses have disrupted the operations of several major companies. The Company may be vulnerable to similar acts of sabotage.

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

Closely Controlled Stock.    At March 31, 2002, certain senior executives beneficially owned approximately 55% of the Company’s outstanding Common Stock. These senior executives effectively have the ability to control the outcome on all matters requiring shareholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s consolidated statements of income as a percentage of net sales:

	Three Months Ended March 31,
	2002	2001
Net sales	100.0%	100.0%
Cost of sales	87.1	82.9

Gross profit	12.9	17.1
Selling and distribution expenses	4.0	4.7
General and administration expenses*	10.1	11.4

(Loss) income from operations	(1.2)	1.0
Interest expense	(1.4)	(2.2)
Other income	0.1	1.6
Minority interest	(0.7)	0.4

Income (loss) before taxes	(3.2)	0.8
Income taxes	(0.6)	0.3

Net income (loss)	(2.6)%	0.5%

*	Includes amortization of excess of cost over fair value of net assets acquired, 0.9% of net sales for the first quarter of 2001.

First Quarter 2002 Compared to First Quarter 2001

Net sales decreased by $19.1 million, or 22.7%, from $84.3 million in the first quarter of 2001 to 65.2 million in the first quarter of 2002. The decrease in net sales included a decrease in sales of $5.5 million to mass merchandisers, a decrease of $4.4 million to divisions of The Limited, Inc. (excluding Lane Bryant which was sold to Charming Shoppes in 2001), a decrease of $5.0 million to Lane Bryant, and a decrease of $3.3 million as a result of the conversion of Jane Doe from a sales company to a licensing company. The decrease in net sales was primarily attributable to the overall economic conditions, which are affecting the retail industry. The weakening economy and announced layoffs have affected consumer spending habits, thus hurting retail sales and causing retailers to reduce their orders from suppliers, such as the Company, in a effort to control their inventory levels. Sales to divisions of The Limited, Inc. in the first quarter of 2002 amounted to 12.4% of net sales, as compared to 14.9% in the comparable quarter in the prior year. These results do not include sales to Lane Bryant, which was sold by The Limited, Inc. in August 2001.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first quarter of 2002 was $8.4 million, or 12.9% of net sales, compared to $14.4 million, or 17.1% of net sales in the comparable prior period. The decrease in gross profit occurred primarily because of lower margin orders to help fill production capacity and due to the decline in sales in the first quarter of 2002 resulting in poorer utilization, and high “per unit” costs.

Selling and distribution expenses decreased from $3.9 million in the first quarter of 2001 to $2.6 million in the first quarter of 2002. As a percentage of net sales, these expenses decreased from 4.7% in the first quarter of 2001 to 4.0% in the first quarter of 2002. General and administrative expenses, excluding amortization of excess of cost over fair value of net assets acquired, of $729,000 in the first quarter of 2001, decreased from $8.9 million in the first quarter of 2001 to $6.6 million in the first quarter of 2002. As a percentage of net sales, these expenses decreased from 10.5% in the first quarter of 2001 to 10.1% in the first quarter of 2002. The decrease in such expenses is due to the Company’s continuing cost cutting efforts. Included in this decrease was a decrease of $1.3 million of such expenses as a result of the conversion of Jane Doe from a sales company to a licensing company. The increase in the allowance for returns and discounts in the first quarter of 2001 was $812,000 compared to an increase in such allowance of $111,000 in the first quarter of 2002.

Operating (loss) in the first quarter of 2002 was $(831,000), or (1.2)% of net sales, compared to operating income of $891,000, or 1.0% of net sales, in the comparable prior period as a result of the factors discussed above.

Interest expense decreased from $1.9 million in the first quarter of 2001 to $0.9 million in the first quarter of 2002. This decrease was as a result of reduced borrowings due to the pay down of certain debt facilities during 2001 and interest rate reductions positively impacting the variable rate debt. Interest income was $58,000 in the first quarter of 2002, compared to 1.0 million in the first quarter of 2001. Included in interest income was $1.0 million in the first quarter of 2001 from the note receivable related to the sale of certain equipment pertaining to the turnkey twill mill and garment processing facility in Tlaxcala, Mexico (“Tlaxcala”), compared to $0 income in the first quarter of 2002. Other income decreased from $314,000 in the first quarter of 2001 to $21,000 in the first quarter of 2002 due to exchange rate variations relating to debt denominated in the Deutsch Mark and Euro.

Minority interest expense for the first quarter of 2002 was $438,000 from the UAV joint venture as compared to an income of $346,000 for the first quarter of 2001 from JDI. This income represented the minority partner’s share of losses of JDI, in which the Company acquired a 51% interest on April 12, 2000. In March 2001, the Company began the conversion of JDI from an operating company to a licensing company.

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

The Company’s liquidity is dependent, in part, on customers paying according to the Company’s terms. Any abnormal chargebacks or returns may affect the Company’s source of short-term funding. The Company is also subject to market price changes. Any changes in credit terms given to major customers would have an impact on the Company’s cash flow. Suppliers’ credit is another major source of short-term financing and any adverse changes in their terms will have negative impact on the Company’s cash flow.

Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2001 (in millions):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	Between 2-3 years	Between 4- 5 years	After 5 years
Long-term debt	$89.3	$25.3	$26.9	$37.1	$0
Operating leases	$6.4	$1.9	$2.5	$0.7	$1.3
Total Contractual Cash Obligations	$95.7	$27.2	$29.4	$37.8	$1.3

Other Commercial Commitments Available to the Company	Total Amounts Committed to the Company	Amount of Commitment Expiration per Period
		Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of Credit	$140.3	$66.2	$19.8	$54.3	—
Letters of Credit (within lines of credit)	$46.0	46.0	—	—	—
Total Commercial Commitments	$140.3	$66.2	$19.8	$54.3	—

During the first quarter of 2002, net cash used in operating activities was $58,000, as compared to net cash used in operations of $7.1 million in 2001. Net cash used in operating activities in 2002 resulted primarily from a net loss of $1.7 million adjusted for depreciation and amortization of $2.8 million. In addition to these items, the components of working capital impacting cash from operations included increases of $1.7 million in accounts receivable, $3.8 million in inventory and $1.8 million in temporary quota offset by an increase of $7.1 million in accounts payable. Changes from prior years were a result of net income provided and changes in working capital.

During the first quarter of 2002, net cash used in investing activities was $485,000, as compared to $7.2 million in 2001. Cash used in investing activities in 2002 included approximately $595,000 primarily used to acquire fixed assets and equipment.

During the first quarter of 2002, net cash provided by financing activities was $787,000, as compared to net cash provided by financing activities of $14.4 million in 2001. Cash provided by financing activities in 2002 included $2.7 million of net borrowings from lending facilities offset by a net repayment (advance) to shareholders of $1.9 million.

As of March 31, 2002, the Company had a credit facility of $23.7 million with the Hong Kong and Shanghai Banking Corporation Limited (“HKSB”), for borrowings and the purchase and exportation of finished goods. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances, as well as cash advances. This facility is subject to review at any time and the right to demand payment at any time. Interest on cash advances under HKSB’s facility accrues at HKSB’s prime rate for lending U.S. dollars plus one-half to three-quarters percent per annum. As of March 31, 2002, HKSB’s U.S. dollar prime rate equaled three and one-half percent. This facility is subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $100 million, the Company will not incur two consecutive quarterly losses and the Company will maintain a certain debt to equity ratio and interest coverage. In July 2001, the Company agreed to begin reducing this facility by $375,000 per month and from November 2001 onward, by $750,000 per month. As of March 31, 2002, there were $22.0 million of outstanding borrowings under this facility. As of March 31, 2002, the Company was in violation of certain covenants has obtained a waiver.

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the “Debt Facility”) with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. A total of $60 million was outstanding under the Debt Facility at March 31, 2002. On March 2, 2001, the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001. The Company paid an additional facility fee of $750,000 and continues to pay a quarterly fee of $75,000 through December 2002. In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million expiring on February 5, 2002. The Company has entered into an agreement to repay $10 million each month starting April 15, 2002. As of March 31,2002, $10 million was outstanding under the overadvance.

As of March 31, 2002, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $704,000. This subsidiary also has a new credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of March 31, 2002, the outstanding amount was $4.5 million.

The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of March 31, 2002 were $9.6 million due to GE Capital and $3.1 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants. The Company was in violation of one of its financial covenants with GE Capital and has obtained a waiver.

During 2000, the Company financed equipment purchases for a manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $10.0 million was outstanding as of March 31, 2002. Of the $10.0 million, $5.2 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

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

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez, Kay and Nacif. The maximum amount of such borrowings from Mr. Kay in the first quarter of 2002 was

$2,317,000. The maximum amount of such advances to Messrs. Guez and Nacif during the first quarter of 2002 was approximately $4,647,000 and $8,485,000 respectively. As of March 31, 2002, the Company was indebted to Mr. Kay in the amount of $1,437,000. Messrs. Guez and Nacif had an outstanding advance from the Company of $4,647,000 and $8,485,000 respectively as of March 31, 2002. All advances to, and borrowings from, Messrs. Guez and Kay in 2002 bore interest at the rate of 7.75%. In December 2001 the Board of Directors has approved a maximum limit of $5,000,000 in advances to Mr. Guez.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk.    The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in Mexico as well as certain debt denominated in the Euro. As a result, the Company bears the risk of exchange rate gains and losses that may result in the future as a result of this financing. At times the Company uses forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions and fixed asset purchase obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and it does not expect any counter parties to fail to meet their obligations.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

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

(“NCM”). The Company has refused the payment demands. A further draft on account of the purchase price in the amount of $291,168 is due and payable on May 15, 2002. Due to the ongoing dispute over the inadequate performance of the equipment, the Company does not intend to pay this draft. This may result in additional demands for payment, or proceedings undertaken, by the party claiming to be holder of the remaining drafts. Additionally, on February 27, 2002, the Company and Tarrant Mexico filed an action in the Superior Court for the State of California, County of Los Angeles, for declaratory relief seeking a declaration that because of the defects in the equipment, neither the Company nor Tarrant Mexico, a subsidiary of the Company, owes any money to Fortis Bank or NCM under any of the remaining drafts accepted by the Company evidencing the purchase obligation. The complaint has been served on the defendants but no answer has been received or filed to date. The Company intends to prosecute the case vigorously.

The Company also filed a claim with the Receiver for Brugman in the amount of the damages it has sustained and will sustain by reason of the failure of the equipment to perform as represented or warranted. The Receiver responded to the claim by advising that a payout in the liquidation of Brugman is not expected. As a consequence, it is extremely unlikely that any amount will be recoverable from Brugman on account of the Company’s claim.

Item 2.     Changes in Securities.            None.

Item 3.     Defaults Upon Senior Securities.             None.

Item 4.     Submission of Matters to a Vote of Security Holders.             None.

Item 5.     Other Information.             None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.53.1	Termination Agreement dated as of March 29, 2002, by and between Standard Chartered Bank and Tarrant Apparel Group.

10.90.6
Letter Amendment dated March 2002 by and between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

10.101	Limited Liability Company Operating Agreement of United Apparel Ventures, LLC effective as of July 1, 2001.

10.101.1	Amendment to Operating Agreement dated as of October 23, 2001 by and among Azteca Production International, Inc. (“Azteca”) and “TAG MEX”.

10.101.2	Second amendment to Operating Agreement dated as of January 2, 2002 by and among Azteca Production International, Inc. (“Azteca”) and “TAG MEX”.

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRANT APPAREL GROUP

Date: May 15, 2002	By:	/s/ PATRICK CHOW
Patrick Chow Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)