Form 10-Q/A
period 2001-09-30
TARRANT APPAREL GROUP
filed 2002-06-11
CIK 944948

--------------------------------------------------------------------------------
    As filed with the Securities and Exchange Commission on November 14, 2001

                               -----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to
      __________

                        Commission File Number: 0-26430

                               -----------------

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

                              Yes [x]    No  [ ]

Number of shares of Common Stock of the registrant outstanding as of November 5, 2001: 15,840,815
--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibits: The following is a list of the exhibits filed as part of this Report on Form 10-Q.

     Exhibit 10.99.1* - Consulting Agreement effective as of October 9, 2001 by and between Gabriel Zeitouni and Tarrant Apparel Group

     Exhibit 10.101 - Limited Liability Company Operating Agreement of United Apparel Ventures, LLC effective July 1, 2001.

(b)  Reports on Form 8-K:             None.



















* Filed as an exhibit to the Company's Quarterly Report on form 10-Q for the quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TARRANT APPAREL GROUP


Date:    May 15, 2002                By: /s/    PATRICK CHOW
                                         ---------------------------
                                         Patrick Chow
                                         Chief Financial Officer

                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)