Form 10-Q
period 2002-06-30
TARRANT APPAREL GROUP
filed 2002-08-14
CIK 944948

As filed with the Securities and Exchange Commission on August 14, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number: 0-26430

TARRANT APPAREL GROUP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4181026 (I.R.S. Employer Identification Number)

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

Yes  ☒    No  ☐

Number of shares of Common Stock of the registrant outstanding as of August 1, 2002: 15,846,315

TARRANT APPAREL GROUP

FORM 10-Q

INDEX

PART I.    FINANCIAL INFORMATION

Cautionary Legend Regarding Forward-looking Statements

Some of the information in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitations, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like “will”, “may”, “believes”, “expects”, “anticipates”, “plans” and “estimates” and for similar expressions.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. The Annual Report of Form 10-K for the year ended December 31, 2001 contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tarrant’s forward-looking statements and such statements and discussions are incorporated herein by reference.

Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TARRANT APPAREL GROUP

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,920,707	$1,524,447
Restricted cash	4,000,000	—
Accounts receivable, net	85,037,144	58,576,654
Due from affiliates	291,539	2,064,923
Due from officers	639,731	87,456
Inventory	55,715,030	50,600,584
Temporary quota	1,904,123	369,849
Current portion of note receivable-related party	3,468,490	3,468,490
Prepaid expenses and other receivables	6,047,890	6,274,330
Deferred tax assets	2,447,564	—
Income taxes receivable	102,565	692,868

Total current assets	161,574,783	123,659,601
Property and equipment, net	79,115,208	90,173,451
Permanent quota, net	36,989	73,978
Note receivable-related party, less current portion	41,430,564	41,430,564
Other assets	3,068,644	3,932,146
Excess of cost over fair value of net assets acquired, net	27,445,439	29,196,886

Total assets	$312,671,627	$288,466,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$26,887,931	$22,085,349
Accounts payable	51,053,567	31,560,131
Accrued expenses	14,492,134	9,648,389
Income taxes	7,543,465	7,177,324
Deferred tax liabilities	—	514,913
Due to shareholders	1,128,735	2,307,687
Current portion of long-term obligations	24,880,262	25,256,628

Total current liabilities	125,986,094	98,550,421
Long-term obligations	66,315,748	63,993,808
Minority interest	1,898,326	757,927
Deferred tax liabilities	1,351,478	—

Total liabilities	195,551,646	163,302,156
Commitments and contingencies

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 35,000,000 shares authorized; 15,842,815 shares (2002) and 15,840,815 shares (2001) issued and outstanding	69,350,887	69,341,090
Contributed capital	1,434,259	1,434,259
Retained earnings	58,936,328	62,958,375
Notes receivable from shareholders	(7,989,178)	(12,118,773)
Accumulated other comprehensive income	(4,612,315)	3,549,519

Total shareholders’ equity	117,119,981	125,164,470

Total liabilities and shareholders’ equity	$312,671,627	$288,466,626

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months ended June 30
	2002	2001	2002	2001
Net sales	$95,306,909	96,125,651	$160,471,093	180,455,799
Cost of sales	80,882,668	80,311,913	137,627,881	150,223,251

Gross profit	14,424,241	15,813,738	22,843,212	30,232,548
Selling and distribution expenses	2,424,999	3,888,416	5,062,012	7,811,426
General and administrative expenses	7,219,285	7,896,833	13,832,170	16,772,949
Amortization of excess of cost over fair value of net assets acquired	—	728,790	—	1,457,580

Income (loss) from operations	4,779,957	3,299,699	3,949,030	4,190,593
Interest expense	(1,676,709)	(2,108,305)	(2,576,675)	(4,238,912)
Interest income	77,953	1,016,063	135,631	2,042,392
Other income	72,670	500,403	93,400	1,076,517
Minority interest	(1,439,552)	—	(1,877,339)	345,905

Income (loss) before provision for income taxes and cumulative effect of accounting change	1,814,319	2,707,860	(275,953)	3,416,495
Provision for income taxes	511,983	1,001,908	147,962	1,264,102

Income (loss) before cumulative effect of accounting change	$1,302,336	1,705,952	$(423,915)	2,152,393
Cumulative effect of accounting change, net of tax benefit	—	—	(3,598,132)	—

Net income (loss)	$1,302,336	1,705,952	$(4,022,047)	2,152,393

Net income (loss) per share—Basic:
Before cumulative effect of accounting change	$0.08	0.11	$(0.03)	0.14
Cumulative effect of accounting change	—	—	(0.22)	—
After cumulative effect of accounting change	$0.08	0.11	$(0.25)	0.14

Net income (loss) per share—Diluted:
Before cumulative effect of accounting change	$0.08	0.11	$(0.03)	0.14
Cumulative effect of accounting change	—	—	(0.22)	—
After cumulative effect of accounting change	$0.08	0.11	$(0.25)	0.14

Weighted average common and common equivalent shares:
Basic	15,832,474	15,832,315	15,832,061	15,832,315

Diluted	16,098,557	15,904,570	15,832,061	15,869,608

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net income (loss)	$(4,022,047)	$2,152,393
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(337,887)	(119,104)
Depreciation and amortization	5,227,535	7,105,847
Cumulative effect of accounting change	3,598,132	—
Unrealized gain on foreign currency	383,435	(598,537)
Effect of changes in foreign currency	(604,006)	1,121,291
Provision for returns and discounts	(1,658,657)	1,033,639
Minority interest	1,140,399	—
Changes in operating assets and liabilities:
Restricted cash	(4,000,000)	—
Accounts receivable	(24,801,832)	(20,828,815)
Due from affiliates and officers	420,027	(3,775,131)
Inventory	(5,114,446)	(7,800,087)
Temporary quota	(1,534,274)	(1,630,754)
Prepaid expenses and other receivables	816,743	(666,831)
Accounts payable	19,493,436	14,209,155
Accrued expenses and income tax payable	2,413,105	1,215,110

Net cash used in operating activities	(8,580,337)	(8,581,824)

Investing activities:
Purchase of fixed assets	(646,394)	(1,936,896)
Proceeds from notes receivable	—	1,135,551
Acquisitions	—	(5,507,391)
(Increase) decrease in other assets	295,557	(961,081)

Net cash used in investing activities	(350,837)	(7,269,817)

Financing activities:
Short-term bank borrowings, net	4,802,582	(16,137,022)
Proceeds from long-term obligations	25,263,169	37,982,535
Payment of long-term obligations and bank borrowings	(23,701,030)	(1,959,152)
Repayments and advances to shareholders/officers	(2,287,398)	(8,163,837)
Borrowings from shareholders/officers	5,240,315	1,835,332
Exercise of stock options	9,796	—

Net cash provided by financing activities	9,327,434	13,557,856

Increase (decrease) in cash and cash equivalents	396,260	(2,293,785)
Cash and cash equivalents at beginning of period	1,524,447	2,649,297

Cash and cash equivalents at end of period	$1,920,707	$355,512

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

The Company serves specialty retail, mass merchandise, department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately priced apparel for women, men and children under private label. Commencing in 1999, the Company expanded its operations from sourcing apparel to sourcing and operating its own vertically integrated manufacturing facilities.

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

Total comprehensive income (loss) was $(8,969,000) and $(12,184,000) for the three months and six months ended June 30, 2002 and $6,423,000 and $8,154,000 for the three months and six months ended June 30, 2001. The components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments.

3.    Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2002	December 31, 2001
United States trade accounts receivable	$60,091,403	$41,266,134
Foreign trade accounts receivable	20,711,993	17,846,606
Due from factor	3,672,274	1,507,089
Other receivables	5,069,065	4,123,073
Allowance for returns, discounts and bad debts	(4,507,591)	(6,166,248)

	$85,037,144	$58,576,654

4.    Inventory

Inventory consists of the following:

	June 30, 2002	December 31, 2001
Raw materials
Fabric and trim accessories	$14,848,727	$16,708,651
Raw cotton	1,041,397	2,096,792
Work-in-process	20,303,111	7,735,827
Finished goods shipments-in-transit	2,375,690	3,706,735
Finished goods	17,146,105	20,352,579

	$55,715,030	$50,600,584

5.    Debt

Short-term bank borrowings consist of the following:

	June 30, 2002	December 31, 2001
Import trade bills payable	$6,715,882	$4,521,675
Bank direct acceptances	12,533,709	13,838,270
Other foreign credit facilities	7,638,340	2,048,420
United States credit facilities	—	1,676,984

	$26,887,931	$22,085,349

Long term obligations consist of the following:

	June 30, 2002	December 31, 2001
Vendor financing	$9,596,960	$11,043,449
Equipment financing	11,741,048	13,931,997
Debt facility	69,387,002	62,863,990
Other debt	471,000	1,411,000

	91,196,010	89,250,436
Less current portion	(24,880,262)	(25,256,628)

	$66,315,748	$63,993,808

On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation (“UPS”) to replace the credit facility of Hong Kong and Shanghai Banking Corporation Limited (“HKSB”) in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all its subsidiaries in Hong Kong. In addition, all its permanent quota holdings in Hong Kong are charged to UPS. Besides the guarantees provided by Tarrant Apparel Group and Fashion Resources (TCL) Inc., Mr. Gerard Guez also signed a guarantee of $5 million in favor of UPS to secure this facility. The guarantee of Mr. Guez will be reduced to $3 million at the end of 2002 if the Company delivers earnings per share of $0.40 for the year. This facility is also subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $105 million at the end of 2002, and that the Company will maintain certain debt to equity, fixed charge and interest coverage ratios. As of June 30, 2002, the Company pledged an additional $4 million to UPS as temporary collateral which is reflected as restricted cash in the June 30, 2002 balance sheet, and there were $28.4 million of outstanding borrowings under this facility. Included in the outstanding was a standby letter of credit for $14 million opened in favor of HKSB to cover the transition to move current borrowings outstanding from the bank.

On January 21, 2000, the Company entered into a revolving credit, factoring and security agreement (the “Debt Facility”) with a syndicate of lending institutions in the US. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. In March 2002 , the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce a $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001. In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million expiring on February 5, 2002. The Company has entered into an agreement to repay this temporary facility by $1 million each month starting April 15, 2002 and to accelerate the monthly installment of the $25 million over-advance to $687,500 from August 2002 onwards. Accompanying the waiver given for the first quarter results of 2002, the bank also revised the covenants with regard to the financial ratios of the whole year of 2002. As of June 30, 2002, $69.9 million including letter of credit was outstanding under the credit facility.

As of June 30, 2002, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $704,000. This subsidiary also has a new credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of June 30, 2002, the outstanding amount was $4.5 million.

The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of June 30, 2002 were $8.4 million due to GE Capital and $2.8 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants.

During 2000, the Company financed equipment purchases for a manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $9.6 million was outstanding as of June 30, 2002. Of the $9.6 million, $5.2 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company has covered the risk of any foreign currency fluctuation with forward exchange contracts.

6.    Other

On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja (“Cheja”) through February 2002. The Company has agreed on a new contract to extend the agreement for an additional quantity of 6,400,000 units beginning April 1, 2002, which will cover an eighteen-month period. The Company has provided Cheja approximately $3.4 million in advances related to the production agreement to be recouped out of future production. As of June 30, 2002, the advances have come down to $3.1 million.

7.    Goodwill—Adoption of Statement No. 142

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142 along with continuing difficulties being experienced in the industry, the Company recorded a non-cash charge of $3.6 million, net of tax benefit of $1.3 million, to reduce the carrying value of goodwill to the estimated fair value. This charge is non-operational in nature and is reported as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The Company utilized the discounted cash flow methodology to estimate fair value. The following table presents the quarterly results of the Company on a comparable basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$1,302,336	$1,705,952	$(423,915)	$2,152,393
Goodwill amortization, net of tax	—	459,138	—	918,276

Adjusted net income (loss) before cumulative effect of accounting change	$1,302,336	$2,165,090	$(423,915)	$3,070,669
Cumulative effect of accounting change	—	—	(3,598,132)	—

Adjusted net income (loss)	$1,302,336	$2,165,090	$(4,022,047)	$3,070,669
Diluted earnings per common share:
Reported income (loss) before cumulative effect of accounting change	$0.08	$0.11	$(0.03)	$0.14
Goodwill amortization, net of taxes	—	0.03	—	0.06

Adjusted income (loss) before cumulative effect of accounting change	$0.08	$0.14	$(0.03)	$0.20
Cumulative effect of accounting change	—	—	(0.22)	—
Adjusted net income	$0.08	$0.14	$(0.25)	$0.20

The following table displays the change in the gross carrying amount of goodwill by business units for the quarter ended June 30, 2002:

	Total	Jane Doe	Tarrant Mexico-Ajalpan	Tarrant Mexico-Famian	Tag Mex Inc. -Rocky Division	Tag Mex Inc. -Chazzz & MGI Division
Balance as of December 31, 2001	29,196,886	1,904,529	4,427,843	7,260,134	7,521,536	8,082,844
Additional purchase price	2,167,000	—	—	1,667,000	—	500,000
Additional liabilities assumed	1,428,588	1,428,588	—	—	—	—
Impairment losses	(4,871,244)	(3,182,779)	(1,688,465)	—	—	—
Foreign currency translation	(475,791)	—	—	(475,791)	—	—

Balance as of June 30, 2002	27,445,439	150,338	2,739,378	8,451,343	7,521,536	8,582,844

8.    Recently Issued Accounting Pronouncements

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

9.    Earnings Per Share

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic EPS Computation:
Numerator	$1,302,336	$1,705,952	$(4,022,047)	$2,152,393
Denominator:
Weighted average common shares outstanding	15,832,474	15,832,315	15,832,061	15,832,315

Total shares	15,832,474	15,832,315	15,832,061	15,832,315

Basic EPS	$0.08	$0.11	$(0.25)	$0.14

Diluted EPS Computation:
Numerator	$1,302,336	$1,705,952	$(4,022,047)	$2,152,393
Denominator:
Weighted average common shares outstanding	15,832,474	15,832,315	15,832,061	15,832,315
Incremental shares from assumed exercise of options	266,083	72,255	—	37,293

Total shares	16,098,557	15,904,570	15,832,061	15,869,608

Diluted EPS	$0.08	0.11	$(0.25)	$0.14

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company serves specialty retail, mass merchandise and department store chains and major internationally recognized brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children under private label. The Company’s major customers include specialty retailers, such as Lerner New York, Limited Stores and Express, all of which are divisions of The Limited, as well as Lane Bryant, Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl’s, Mervyns, Sears and Walmart. The Company’s products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

From inception, the Company relied primarily on independent contract manufactures located primarily in the Far East. Commencing in the third quarter of 1997 and taking advantage of the North American Free Trade Agreement (“NAFTA”), the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Since 1999, the Company has engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico. The gross sale of products sourced in Mexico was approximately $49 million in the second quarter of 2002 (or 52% of net sales) compared to approximately $40 million in the second quarter of 2001 (or 42% of net sales). In addition, the Company has maintained its sourcing operation from the Far East. The vertical integration of its manufacturing operations through the development and acquisition of fabric and production capacity in Mexico will be concluded in 2002 if the Company elects to exercise its option to acquire the twill mill in Tlaxcala. In addition, the Company is focused on coordinating and improving the efficiencies of its operations in Mexico. The Company believes that the dual strategy of maintaining independent contract manufacturers in the Far East and a Company controlled manufacturing network in Mexico can best serve the different needs of its customers and enable it to take the best advantage of both markets. In addition, the Company believes it has diversified its business risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions).

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

On December 2, 1998, the Company contracted to acquire a fully operational twill mill being constructed near Puebla, Mexico by an affiliate of Kamel Nacif, a principal shareholder of the Company. Construction of the facility was completed in 2000. The Company began operating a garment processing and distribution facility in the forth quarter of 1999. On October 16, 2000, the Company extended its option to purchase the facility until September 30, 2002. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right to purchase all production capacity of the twill mill. The Company is reviewing strategies and available financing related to exercising the option to purchase this facility prior to the expiration of the option in September 2002.

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

The Company believes that to a large extent, the cost, problems and inefficiencies initially encountered in its vertical integration strategy have been corrected and the benefits of lower cost production should improve margins. From the end of 2000 through the present, the U.S. economy has experienced an economic downturn, which was exacerbated by the events of September 11. In Mexico, the Company faced the challenge of an industry wide slowdown coupled with the fixed costs associated with its manufacturing facilities. The Company responded by implementing programs to cut operating costs, including reducing its workforce by approximately 20% in Mexico and Hong Kong and 50% in the U.S. The Company believes the consolidation of its worldwide operations has helped overcome the economic challenges in the past year. The Company also believes that overhead reductions and the current operating efficiency will result in a stronger operating position.

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

Reliance on Key Customers.    Affiliated stores owned by The Limited (including Lerner New York, Limited Stores and Express) accounted for approximately 17.2% and 16.8% of the Company’s net sales in the first six months of 2002 and 2001, respectively. Lane Bryant, owned by Charming Shoppes in 2002 and The Limited in 2001, accounted for 23.2% and 24.6% of net sales in the first six months of 2002 and 2001. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, certain of the Company’s major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company’s results of operations will depend to a significant extent upon the commercial success of its major customers.

Foreign Risks.    Approximately 95% of the Company products were imported in the second quarter of 2002 and most of the Company’s fixed assets are in Mexico. The Company is subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries’ labor laws and government regulations may have a negative effect on the Company’s profitability.

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

Price and Availability of Raw Materials.    Raw cotton and cotton fabric are the principal raw materials used in the Company’s apparel. Although the Company believes that its suppliers will continue to be able to procure a sufficient supply of raw cotton and cotton fabric for its production needs, the price and availability of cotton may fluctuate significantly depending on supply, world demand and currency fluctuations, each of which may also affect the price and availability of cotton fabric. There can be no assurance that fluctuations in the price and availability of raw cotton, cotton fabric or other raw materials used by the Company will not have a material adverse effect on the Company’s results of operations.

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

Closely Controlled Stock.    At June 30, 2002, certain senior executives beneficially owned approximately 57% of the Company’s outstanding Common Stock. These senior executives effectively have the ability to control the outcome on all matters requiring shareholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s consolidated statements of income as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9	83.5	85.8	83.2

Gross profit	15.1	16.5	14.2	16.8
Selling and distribution expenses	2.5	4.0	3.1	4.3
General and administration expenses*	7.6	9.1	8.6	10.2

Income (loss) from operations	5.0	3.4	2.5	2.3
Interest expense	(1.8)	(2.2)	(1.6)	(2.3)
Other income	0.2	1.6	0.1	1.7
Minority interest	(1.5)	0.0	(1.2)	0.2

Income (loss) before taxes and cumulative effect of accounting change	1.9	2.8	(0.2)	1.9
Income taxes	0.5	1.0	0.1	0.7

Net income (loss) before cumulative effect of accounting change	1.4%	1.8%	(0.3)%	1.2%

Cumulative effect of accounting change net of tax benefit	—	—	(2.2)	—
Net income (loss)	1.4%	1.8%	(2.5)%	1.2%

*	Includes amortization of excess of cost over fair value of net assets acquired, 0.8% of net sales for the second quarter and six months of 2001.

Second Quarter 2002 Compared to Second Quarter 2001

Net sales decreased by $819,000, or 0.9%, from $96.1 million in the second quarter of 2001 to $95.3 million in the second quarter of 2002. The decrease in net sales included an increase in sales of $1.3 million to mass merchandisers, an increase of $1.7 million to divisions of The Limited, Inc. (excluding Lane Bryant which was sold to Charming Shoppes in 2001), offset by a decrease of $2.1 million to Lane Bryant, and a decrease of $2.3 million as a result of the conversion of Jane Doe from a sales company to a licensing company. Sales to divisions of The Limited, Inc. in the second quarter of 2002 amounted to 20.4% of net sales, as compared to 18.5% in the comparable quarter in the prior year.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the second quarter of 2002 was $14.4 million, or 15.1% of net sales, compared to $15.8 million, or 16.5%, of net sales in the comparable prior period. The decrease in gross profit occurred primarily because of low-margin orders taken between September 11th of 2001 and the beginning of the year to fill up production capacity in Mexico.

Selling and distribution expenses decreased from $3.9 million in the second quarter of 2001 to $2.4 million in the second quarter of 2002. As a percentage of net sales, these expenses decreased from 4.0% in the first quarter of 2001 to 2.5% in the second quarter of 2002. General and administrative expenses, excluding amortization of excess of cost over fair value of net assets acquired of $729,000 in the second quarter of 2001, decreased from $7.9 million in the second quarter of 2001 to $7.2 million in the second quarter of 2002. As a percentage of net sales, these expenses decreased from 8.3% in the second quarter of 2001 to 7.6% in the second quarter of 2002. The decrease in such expenses is due to the Company’s continuing cost cutting efforts. Included in this decrease was a decrease of $327,000 of such expenses as a result of the conversion of Jane Doe from a sales company to a licensing company. The increase in the allowance for returns and discounts in the second quarter of 2001 was $366,000 compared to an increase in such allowance of $464,000 in the second quarter of 2002.

Operating income in the second quarter of 2002 was $4.8 million, or 5.0% of net sales, compared to operating income of $3.3 million, or 3.4% of net sales, in the comparable period of 2001 as a result of the factors discussed above.

Interest expense decreased from $2.1 million in the second quarter of 2001 to $1.7 million in the second quarter of 2002. As a percentage of net sales, these expenses decreased from 2.2% in the second quarter of 2001 to 1.8% in the second quarter of 2002. This decrease was a result of reduced borrowings due to the pay down of certain debt facilities during 2001 and interest rate reductions positively impacting the variable rate debt. Interest income was $78,000 in the second quarter of 2002, compared to $1.0 million in the second quarter of 2001. Included in interest income was $1.0 million in the second quarter of 2001 from the note receivable related to the sale of certain equipment pertaining to the turnkey twill mill and garment processing facility in Tlaxcala, Mexico (“Tlaxcala”), compared to $0 income in the second quarter of 2002. Other income decreased from $500,000 in the second quarter of 2001 to $73,000 in the second quarter of 2002 due to the disappearance of exchange gains relating to Deutsch Mark and Euro denominated debts which occurred last year and due to royalty expenses of $281,000 versus royalty income of $53,000 in the same period last year.

Minority interest expense for the second quarter of 2002 was $1.4 million from the UAV joint venture as compared to no such expense for the second quarter of 2001.

First Six Months of 2002 Compared to First Six Months of 2001

Net sales decreased by $20 million, or 11.1%, from $180.5 million for the first six months of 2001 to $160.5 million for the first six months of 2002. The decrease in net sales included a decrease in sales of $4.2 million to mass merchandisers, a decrease of $2.8 million to divisions of The Limited, Inc. (excluding Lane Bryant which was sold to Charming Shoppes in 2001), a decrease of $7.1 million to Lane Bryant, and a decrease of $2.3 million as a result of the conversion of Jane Doe from a sales company to a licensing company. Sales to divisions of The Limited, Inc. for the first six months of 2002 amounted to 17.2% of net sales, as compared to 16.8% in the comparable quarter in the prior year. The decrease in net sales was primarily attributable to the overall economic conditions in the first quarter of 2002, which in turn affected the retail industry. The weakened economy and announced layoffs seriously affected consumer spending habits and caused retailers to reduce their orders from suppliers, such as the Company, in an effort to control their inventory levels.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first six months of 2002 was $22.8 million, or 14.2% of net sales, compared to $30.2 million, or 16.8% of net sales in the comparable prior period. The decrease in gross profit occurred primarily because of low-margin orders taken after September 11th of 2001 and at the beginning of this year to fill production capacity.

Selling and distribution expenses decreased from $7.8 million for the first six months of 2001 to $5.1 million for the first six months of 2002. As a percentage of net sales, these expenses decreased from 4.3% for the first six months of 2001 to 3.1% for the first six months of 2002. General and administrative expenses, excluding amortization of excess of cost over fair value of net assets acquired of $1.5 million for the first six months of 2001, decreased from $16.8 million for the first six months of 2001 to $13.8 million for the first six months of 2002. As a percentage of net sales, these expenses decreased from 9.4% for the first six months of 2001 to 8.6% for the first six months of 2002. The decrease in such expenses is due to the Company’s continuing cost cutting efforts. Included in this decrease was a reduction of $1.7 million in expenses as a result of the conversion of Jane Doe from a sales company to a licensing company. The increase in the allowance for returns and discounts for the first six months of 2001 was $1.2 million compared to an increase in such allowance of $575,000 for the first six months of 2002.

Operating income for the first six months of 2002 was $3.9 million, or 2.5% of net sales, compared to operating income of $4.2 million, or 2.3% of net sales, in the comparable prior period of 2001 as a result of the factors discussed above.

Interest expense decreased from $4.2 million for the first six months of 2001 to $2.6 million for the first six months of 2002. As a percentage of net sales, these expenses decreased from 2.3% in the first six months of 2001 to 1.6% for the same period in 2002. This decrease was as a result of reduced borrowings due to the pay down of certain debt facilities during 2001 and interest rate reductions positively impacting the variable rate debt. Interest income was $136,000 in the first six months of 2002, compared to $2.0 million in the second quarter of 2001. Included in interest income from the first six months of 2001 was interest on a $2.0 million note receivable related to the sale of certain equipment pertaining to the turnkey twill mill and garment processing facility in Tlaxcala, Mexico (“Tlaxcala”), compared to $0 income in the second quarter of 2002. Other income decreased from $1.1 million for the first six months of 2001 to $93,000 for the first six months of 2002 due to reduction of exchange gain in the amount of $599,000 from Deutsch Mark and Euro denominated debts in 2001 compared to $66,000 for the same period in 2002, and $331,000 in royalty expenses in 2002 compared to $53,000 royalty income for the same period in 2001.

Minority interest expense for the first six months of 2002 was $1.9 million from the UAV joint venture as compared to income of $346,000 for the first six months of 2001 from JDI.

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

Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2002 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt	$91.2	$24.9	$18.0	$48.3	$—
Operating leases	$5.3	$1.8	$1.7	$0.7	$1.1
Total contractual cash obligations	$96.5	$26.7	$19.7	$49.0	$1.1

Guarantees have been issued in favor of YKK, Universal Fasteners and RVL, Inc. for $750,000, $500,000 and unspecified amount respectively to cover trim purchased by Tag-it Pacific Inc. on behalf of the Company.

	Total Amounts Committed to the Company	Amount of Commitment Expiration per Period
Other Commercial Commitments Available to the Company as of June 30, 2002		Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of credit	$136.9	$74.2	$62.3	$0.4	—
Letters of credit (within lines of credit)	$45.0	45.0	—	—	—
Total commercial commitments	$136.9	$74.2	$62.3	$0.4	—

During the first six months of 2002, net cash used in operating activities was $8.6 million, as compared to net cash used in operations of $8.6 million in for the same period in 2001. Net cash outflow used in operating activities in 2002 was caused by the operating loss of $4.0 million offset by depreciation and amortization of $5.2 million. In addition, increases of $4.0 million in restricted cash, $24.8 million in accounts receivable, $5.1 million in inventory and $1.5 million in temporary quota were offset by an increase of $19.5 million in accounts payable.

During the first six months of 2002, net cash used in investing activities was $351,000, as compared to $7.3 million in for the same period in 2001. Cash used in investing activities in 2002 included approximately $646,000 primarily for acquisition of replacement equipment.

During the first six months of 2002, net cash inflow from financing activities was $9.3 million, as compared to $13.6 million for the same period in 2001. Cash provided by financing activities in 2002 included $4.8 million of net borrowings from lending facilities and advances (net of repayment) from shareholders of $3.0 million.

On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation (“UPS”) to replace the credit facility of Hong Kong and Shanghai Banking Corporation Limited (“HKSB”) in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all its subsidiaries in Hong Kong. In addition, all its permanent quota holdings in Hong Kong are charged to UPS. Besides the guarantees provided by Tarrant Apparel Group and Fashion Resources (TCL) Inc., Mr. Gerard Guez also signed a guarantee of $5 million in favor of UPS to secure this facility. The guarantee of Mr. Guez will be reduced to $3 million at the end of 2002 if the Company delivers an earnings per share of $0.40 for the year. This facility is also subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $105 million at the end of 2002, and that the Company will maintain certain debt to equity ratio, fixed charge ratio and interest coverage. As of June 30, 2002, the Company pledged an additional $4 million to UPS as temporary collateral and there were $28.4 million of outstanding borrowings under this facility. Included in the outstanding was a standby letter of credit for $14 million opened in favor of HKSB to cover the transition to move current outstanding from the bank.

On January 21, 2000, the Company entered into a revolving credit, factoring and security agreement (the “Debt Facility”) with a syndicate of lending institutions in the US. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. In March 2002 , the Company entered into an amendment of its Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce the $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001. In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million. The Company has entered into an agreement to repay this temporary facility by $1 million each month starting April 15, 2002 and to accelerate the monthly repayment of the $25 million over-advance to $687,500 from August 2002 onwards. Accompanying the waiver given for the first quarter results of 2002, the bank also revised the covenants with regard to the financial ratios of the whole year of 2002. As of June 30, 2002, $69.9 million including letters of credit was outstanding under the credit facility.

As of June 30, 2002, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $704,000. This subsidiary also has a new credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of June 30, 2002, the outstanding amount was $4.5 million.

The Company has two equipment loans for $16.25 million and $5.2 million from GE Capital Leasing and Bank of America Leasing, respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of June 30, 2002 were $8.4 million due to GE Capital and $2.8 million due to Bank of America. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from Bank of America in the year 2004. These facilities are subject to certain restrictive covenants.

During 2000, the Company financed equipment purchases for a manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $9.6 million was outstanding as of June 30, 2002. Of the $9.6 million, $5.2 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company bears the risk of any foreign currency fluctuation with regards to this debt.

The Company has financed its operations from its cash flow from operations, borrowings under its bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility), borrowings from affiliates and the proceeds from the exercise of stock options and from time to time shareholder advances. The Company’s short-term funding relies very heavily on its major customers, bankers, suppliers and major shareholders. From time to time, the Company has temporary over-advances from its bankers and short-term funding from its major shareholders. Any withdrawal of support from these parties would have serious consequences on the Company’s liquidity.

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez, Kay and Nacif. The maximum amount of such borrowings from Mr. Kay in the second quarter of 2002 was $1,220,000. The maximum amount of such advances to Messrs. Guez and Nacif during the second quarter of 2002 was approximately $4,893,000 and $8,198,000, respectively. As of June 30, 2002, the Company was indebted to Mr. Kay in the amount of $1,129,000. Messrs. Guez and Nacif had an outstanding advance from the Company of $4,893,000 and $3,096,000 respectively as of June 30, 2002. All advances to, and borrowings from, Messrs. Guez and Kay in 2002 bore interest at the rate of 7.75%. All existing loans to officers and directors before July 30, 2002 are grandfathered under the Sarbanes-Oxley Act of 2002, and no further advances or loans will be made to officers and directors in compliance to the Act.

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

Management’s Discussion of Critical Accounting Policies

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

The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included in our Form 10-K.

Accounts Receivable—Allowance for Returns, Discounts and Bad Debts

The Company evaluates the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and chargebacks based on the Company’s historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due us could be reduced by a material amount.

As of June 30, 2002, the balance in the allowance for returns, discounts and bad debts reserves was $4.5 million, compared to $5.4 million at June 30, 2001.

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

Debt Covenants

The Company’s debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 5 to our financial statements. If the Company’s results of operations are eroded and the Company is not able to obtain waivers from the lenders, the debt would be in default and callable by our lender. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 86% of the Company’s long-term debt would become due in full if any of the debt is in default. However, the Company’s expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by Company. If projections of future operating results are not achieved and the debt is placed in default, the Company would experience a material adverse impact on the reported financial position and results of operations.

Valuation of Long-lived and Intangible Assets and Goodwill

We evaluate our long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to our company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. We adopted Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, we ceased amortization of approximately $29.2 million of goodwill, which was our only intangible asset with an indefinite useful life, on January 1, 2002. The Company had recorded approximately $3.3 million of goodwill amortization during 2001. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.

Based on the evaluation performed to adopt SFAS 142 and the current impact of the economy on the licensing business in general, we recorded a non-cash charge of $1.9 million, net of tax benefit of $1.3 million to reduce the carrying value of Jane Doe International LLC to its estimated fair value. Furthermore, we also took a similar charge of $1.7 million, net of tax benefit of $0 to reduce the carrying value of Tarrant Mexico, S. de R.L. de C.V.—Ajalpan division because we believe the current economic conditions will have certain adverse impact on the income potential of a purely sewing factory without other services.

We utilized the discounted cash flow methodology to estimate fair value. At June 30, 2002, we have a goodwill balance of $25.3 million and a net property and equipment balance of $79.1 million.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company’s former Chief Information Officer filed a complaint against the Company and its Chairman, Gerard Guez, on September 12, 2001 in Los Angeles County Superior Court, which sought punitive and unspecified monetary damages. The complaint alleged (1) wrongful termination for retaliation; (2) breach of written employment contract; (3) fraud (concerning alleged misrepresentations to convince the former CIO to become an employee); and (4) quantum meruit (claiming he should receive monies for the value of his services). The Defendants’ demurrer to dismiss the fraud and quantum meruit claims was sustained in Defendants’ favor without leave to amend. As a consequence, all claims against Mr. Guez were dismissed. The Company thereafter settled the remaining claims and the case has been fully dismissed.

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

The Company purchased a very large piece of equipment from Brugman Machinefabriek, N.V. (“Brugman”) for installation at its subsidiary in Mexico. The total purchase price was $3,100,000. The equipment did not work as represented or warranted and there were significant discussions with the seller about modifications and improvements. Before these modifications and improvements could be completed, Brugman filed for bankruptcy in The Netherlands at the end of November 2001. The payment obligations were evidenced by a series of ten drafts drawn upon, and accepted by, the Company. Half of the drafts were paid by the Company. The draft due on November 15, 2001 in the amount of $300,390 was not paid because of the pending dispute with Brugman. Demands for payment have been made on the Company by Fortis Bank, N.V. in The Netherlands. On or about June 19, 2002, Fortis Bank and NCM (the defendants) filed a challenge to the jurisdiction of the Court claiming that they do not have the required contacts or relations with the State of California to support the case being heard in a California court or, in the alternative, that it would be in the best interests of the parties to have the matter heard in The Netherlands. On July 9, 2002, the Court continued the challenge until September 17, 2002 to give the Company an opportunity to conduct discovery to demonstrate that the defendants’ activities in California meet the minimum requirements to permit the matter to be heard there. The Company intends to vigorously oppose the challenge to the Court’s jurisdiction and to vigorously prosecute the action.

In addition, on or about June 11, 2002, Fortis Bank and NCM brought an action against the Company in the District Court of Rotterdam, The Netherlands, to obtain an order directing that the Company must pay all unpaid drafts previously delivered by the Company in connection with the purchase of the equipment in question, whether or not due by their terms and without regard to the bankruptcy of Brugman. On August 5, 2002, the Company was served officially with this complaint. The Writ of Summons filed with the Dutch District Court requires a response or court appearance by the Company on October 3, 2002. The Company intends to vigorously oppose any attempt by the Court in The Netherlands to assert jurisdiction over it and will vigorously oppose any claim made by Fortis Bank and NCM in this action.

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage.

Item 2.     Changes in Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company held its 2002 annual meeting of shareholders (the “Meeting”) on May 15, 2002. At the Meeting, the Company’s shareholders considered and voted upon the following maters:

1.    Election of Directors.    The re-election of the following five persons on the Board of Directors of the Company, to serve until the 2004 annual meeting of shareholders and until their successors have been elected and qualified:

NAME:	FOR:	AGAINST:	ABSTAIN:
Patrick Chow	13,062,991		1,135,456
Gerard Guez	13,062,991		1,135,456
Todd Kay	13,062,991		1,135,456
Joseph Mizrachi	13,912,682		285,756
Eddy Yuen	13,062,941		1,135,506

2.    Amendment of Articles.    To approve an amendment of the Company’s Restated Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 to 35,000,000.

FOR:	AGAINST	ABSTAIN	NON-VOTES
10,095,379	58,828	5,616	4,038,624

3.    Amendment of Employee Incentive Plan.    To approve an amendment of the Employee Incentive Plan increasing from 3,600,000 to 5,100,000 the number of shares of the Company’s Common Stock which may be subject to awards granted pursuant thereto.

FOR:	AGAINST	ABSTAIN	NON-VOTES
9,801,260	356,947	1,616	4,038,624

4.    Ratification of 2002 Employee Incentive Awards.    To ratify the grant of 2002 awards to certain executive officers pursuant to the Employee Incentive Plan, payable only if the Company reports a specific amount of pretax income.

FOR:	AGAINST	ABSTAIN	NON-VOTES
10,109,309	48,798	1,716	4,038,624

5.    Ratification of Stock Option Grants.    To ratify the grant of options to purchase an aggregate of 3,000,000 shares of Common Stock of the Company to certain executive officers/employee.

FOR:	AGAINST	ABSTAIN	NON-VOTES
8,947,282	1,206,125	6,416	4,038,624

6.    Ratification of Appointment of Independent Auditors.    To ratify the appointment of Ernst & Young LLP as the Company’s Independent Auditors for the fiscal year ending December 31, 2002.

FOR:	AGAINST	ABSTAIN	NON-VOTES
14,185,638	9,593	3,216

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits: Reference is made to the Index to Exhibits on page 17 for a description of the exhibits filed as part of this Report on Form 10-Q.

Exhibit 3.1.1—Certificate of Amendment of Restated Articles of Incorporation

Exhibit 3.1.2—Certificate of Amendment of Restated Articles of Incorporation

Exhibit 10.77.2—Modification Agreement entered into as of June 7, 2002, by and between General Electric Capital Corporation and Tarrant Apparel Group.

Exhibit 10.101.3—Third Amendment to Operating Agreement dated as of July 5, 2002, by and between Azteca Production International, Inc, and TAG Mex, Inc.

Exhibit 10.105—Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Tarrant Apparel Group and Fashion Resource (TCL), Inc.

Exhibit 10.106—Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Gerard Guez.

Exhibit 10.107—Syndicated Letter of Credit Facility dated June 13, 2002 by and between Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited as Borrowers and UPS Capital Global Trade Finance Corporation as Agent and Issuer and Certain Banks and Financial Institutions as Banks.

Exhibit 10.107.1—Charge Over Shares dated June 13, 2002 by Fashion Resource (TCL), Inc. in favor of UPS Capital Global Trade Finance Corporation.

Exhibit 10.107.2—Syndicated Composite Guarantee and Debenture dated June 13, 2002 between Tarrant Company Limited, Marble Limited and Trade link Holdings Limited and UPS Capital Global Trade Finance Corporation.

Exhibit 10.108—Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001.

Exhibit 10.109—Assignment of Promissory Note by Tarrant Mexico, S. de R.L. de C.V. in favor of Tarrant Apparel Group to TAG dated December 26, 2001.

Exhibit 10.110—Assignment of Promissory Note for full settlement of indebtedness issued by Tex Transas, S.A. de C.V. due to Tarrant Company Limited, Trade Link Holdings Limited dated December 26, 2001.

Exhibit 10.111—Promissory Note dated July 1, 2002 by Tarrant Apparel Group in favor of Todd Kay.

(b)  Reports on Form 8-K:

A report on Form 8-K was filed on August 14, 2002 containing certifications under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRANT APPAREL GROUP

Date: August 14, 2002	By:	/s/ PATRICK CHOW
Patrick Chow Chief Financial Officer

Date: August 14, 2002	By:	/s/ EDDY YUEN
Eddy Yuen Chief Financial Officer