Form 10-Q
period 2002-09-30
TARRANT APPAREL GROUP
filed 2002-11-14
CIK 944948

As filed with the Securities and Exchange Commission on November 14, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ____________

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

Number of shares of Common Stock of the registrant outstanding as of October 31, 2002: 15,846,315

TARRANT APPAREL GROUP

FORM 10-Q

Cautionary Legend Regarding Forward-looking Statements

Some of the information in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitations, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like “will”, “may”, “believes”, “expects”, “anticipates”, “plans”and “estimates” and for similar expressions.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. This Quarterly Report on Form 10-Q contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tarrant’s forward-looking statements and such statements and discussions are incorporated herein by reference.

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

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements.

TARRANT APPAREL GROUP
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$808,758	$1,524,447
Accounts receivable, net	70,494,720	58,576,654
Due from affiliates	3,132,573	2,064,923
Due from officers	625,636	87,456
Inventory	54,737,723	50,600,584
Temporary quota	1,659,435	369,849
Current portion of note receivable-related party	3,468,490	3,468,490
Prepaid expenses and other receivables	5,572,981	6,274,330
Deferred tax assets	2,299,714	—
Income taxes receivable	121,241	692,868

Total current assets	142,921,271	123,659,601
Property and equipment, net	75,578,477	90,173,451
Permanent quota, net	18,495	73,978
Note receivable-related party, less current portion	41,430,564	41,430,564
Other assets	2,835,052	3,932,146
Excess of cost over fair value of net assets acquired, net	27,329,002	29,196,886

Total assets	$290,112,861	$288,466,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$26,709,172	$22,085,349
Accounts payable	39,052,392	31,560,131
Accrued expenses	12,804,266	9,648,389
Income taxes	12,489,088	7,177,324
Deferred tax liabilities	—	514,913
Due to shareholders	779,541	2,307,687
Current portion of long-term obligations	41,234,934	25,256,628

Total current liabilities	133,069,393	98,550,421
Long-term obligations	40,771,464	63,993,808
Minority interest	2,240,366	757,927
Deferred tax liabilities	1,772,026	—

Total liabilities	177,853,249	163,302,156
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 35,000,000 shares authorized; 15,846,315 shares (2002) and 15,840,815 shares (2001) issued and outstanding	69,369,261	69,341,090
Contributed capital	1,434,259	1,434,259
Retained earnings	60,063,091	62,958,375
Notes receivable from shareholders	(11,522,770)	(12,118,773)
Accumulated other comprehensive income	(7,084,229)	3,549,519

Total shareholders’ equity	112,259,612	125,164,470

Total liabilities and shareholders’ equity	$290,112,861	$288,466,626

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Net sales	$94,327,981	$78,174,618	$254,799,074	$258,630,417
Cost of sales	80,098,265	68,103,324	217,726,145	218,326,575

Gross profit	14,229,716	10,071,294	37,072,929	40,303,842
Selling and distribution expenses	2,911,129	3,518,567	7,973,140	11,330,318
General and administrative expenses	7,692,584	9,172,856	21,524,755	25,945,480
Amortization of excess of cost over fair value of net assets acquired	—	728,790	—	2,186,370

Income (loss) from operations	3,626,003	(3,348,919)	7,575,034	841,674
Interest expense	(1,375,400)	(1,933,188)	(3,952,075)	(5,909,680)
Interest income	93,901	1,024,730	229,533	3,067,122
Other income (expense)	274,380	(479,682)	367,779	334,414
Minority interest	(740,948)	(220,484)	(2,618,287)	125,420

Income (loss) before provision for income taxes and cumulative effect of accounting change	1,877,936	(4,957,543)	1,601,984	(1,541,050)
Provision (credit) for income taxes	751,173	(728,072)	899,136	536,030

Income (loss) before cumulative effect of accounting change	$1,126,763	$(4,229,471)	$702,848	$(2,077,080)
Cumulative effect of accounting change, net of tax benefit	—	—	(3,598,132)	—

Net income (loss)	$1,126,763	$(4,229,471)	$(2,895,284)	$(2,077,080)

Net income (loss) per share - Basic:
Before cumulative effect of accounting change	$0.07	$(0.27)	$0.04	$(0.13)
Cumulative effect of accounting change	—	—	(0.22)	—
After cumulative effect of accounting change	$0.07	$(0.27)	$(0.18)	$(0.13)

Net income (loss) per share - Diluted:
Before cumulative effect of accounting change	$0.07	$(0.27)	$0.04	$(0.13)
Cumulative effect of accounting change	—	—	(0.22)	—
After cumulative effect of accounting change	$0.07	$(0.27)	$(0.18)	$(0.13)

Weighted average common and common equivalent shares:
Basic	15,836,049	15,823,554	15,833,390	15,822,728

Diluted	15,930,969	15,823,554	15,833,390	15,822,728

See accompanying notes

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net income (loss)	$(2,895,284)	$(2,077,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	230,511	611,259
Depreciation and amortization	7,732,568	10,580,778
Cumulative effect of accounting change	3,598,132	—
Unrealized gain on foreign currency	839,234	58,804
Effect of changes in foreign currency	(1,227,428)	(254,487)
Provision for returns and discounts	(1,691,503)	2,255,651
Minority interest	1,482,439	220,484
Legal settlement	(471,693)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,226,562)	1,089,320
Due from affiliates and officers	(2,404,637)	(2,811,702)
Inventory	(4,137,139)	(1,582,225)
Temporary quota	(1,289,585)	(762,889)
Prepaid expenses and other receivables	1,272,971	(172,661)
Accounts payable	7,492,262	14,444,459
Accrued expenses and income tax payable	7,932,427	(1,966,810)

Net cash provided by operating activities	6,236,713	19,632,901

Investing activities:
Purchase of fixed assets	(1,190,357)	(3,660,732)
Proceeds from notes receivable	—	2,398,241
Purchase consideration for acquisitions	(1,884,000)	(5,807,391)
(Increase) decrease in other assets	390,158	(515,799)

Net cash used in investing activities	(2,684,199)	(7,585,681)

Financing activities:
Short-term bank borrowings, net	4,623,823	(26,743,178)
Proceeds from long-term obligations	115,532,601	47,882,535
Payment of long-term obligations and bank borrowings	(123,521,747)	(22,079,484)
Repayments and advances to shareholders/officers	(3,041,512)	(13,959,745)
Borrowings from shareholders/officers	2,109,369	1,985,155
Exercise of stock options	29,263	—

Net cash used in financing activities	(4,268,203)	(12,914,717)

(Decrease) in cash and cash equivalents	(715,689)	(867,497)
Cash and cash equivalents at beginning of period	1,524,447	2,649,297

Cash and cash equivalents at end of period	$808,758	$1,781,800

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

The Company serves specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately priced apparel for women, men and children under private label. Commencing in 1999, the Company expanded its operations from sourcing apparel to sourcing and operating its own vertically integrated manufacturing facilities.

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

3.    Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2002	December 31, 2001

United States trade accounts receivable	$48,198,352	$41,266,134
Foreign trade accounts receivable	14,665,056	17,846,606
Due from factor	6,180,353	1,507,089
Other receivables	5,925,704	4,123,073
Allowance for returns, discounts and bad debts	(4,474,745)	(6,166,248)

	$70,494,720	$58,576,654

4.    Inventory

Inventory consists of the following:

	September 30, 2002	December 31, 2001

Raw materials
Fabric and trim accessories	$12,760,014	$16,708,651
Raw cotton	1,339,103	2,096,792
Work-in-process	15,726,026	7,735,827
Finished goods shipments-in-transit	2,855,295	3,706,735
Finished goods	22,057,285	20,352,579

	$54,737,723	$50,600,584

5.    Debt

Short-term bank borrowings consist of the following:

	September 30, 2002	December 31, 2001

Import trade bills payable	$5,709,780	$4,521,675
Bank direct acceptances	11,368,331	13,838,270
Other foreign credit facilities	7,290,587	2,048,420
United States credit facilities	2,340,474	1,676,984

	$26,709,172	$22,085,349

Long term obligations consist of the following:

	September 30, 2002	December 31, 2001

Vendor financing	$8,253,563	$11,043,449
Equipment financing	10,714,040	13,931,997
Debt facility	61,344,795	62,863,990
Other debt	1,694,000	1,411,000

	82,006,398	89,250,436
Less current portion	(41,234,934)	(25,256,628)

	$40,771,464	$63,993,808

On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation (“UPS”) to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited (“HKSB”) in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances.  The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all the Company’s subsidiaries in Hong Kong, as well as the Company’s permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and Fashion Resource (TCL) Inc., Mr. Gerard Guez, the Company’s chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $105 million at the end of 2002, and that the Company will maintain certain debt to equity, fixed charge and interest coverage ratios. As of September 30, 2002, $24.3 million was outstanding under this facility, which included a standby letter of credit for $690,000 in favor of HKSB.

On January 21, 2000, the Company entered into a revolving credit, factoring and security agreement (the “Debt Facility”) with a syndicate of lending institutions in the US. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. In March 2002, the Company entered into an amendment of its Debt Facility with GMAC Commercial Credit LLC (“GMAC”), who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce a $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001.  In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million expiring on February 5, 2002. The Company has entered into an agreement to repay this temporary facility by $1 million each month starting April 15, 2002 and to accelerate the monthly installment of the $25 million over-advance to $687,500 from August 2002 onwards. As of September 30, 2002, $62.4 million including letters of credit was outstanding under the credit facility. The Company had breached its covenants on net worth and fixed charge ratio and has obtained a waiver.

As of September 30, 2002, the Company’s subsidiary, Grupo Famian (“Famian”), had a short-term advance from Banco Bilbao Vizcaya amounting to $450,000. This subsidiary also has a credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants on the ratio of total assets to total liabilities and the ratio of the bank’s loan to short-term liabilities of Famian. As of September 30, 2002, the outstanding amount was $4.7 million.

The Company has two equipment loans with initial balances of $16.25 million and $5.2 million from GE Capital Leasing (“GE Capital”) and Bank of America Leasing (“BOA”), respectively. The leases are secured by equipment located at the Company’s facilities in Puebla and Tlaxcala, Mexico. The amounts outstanding as of September 30, 2002 were $7.8 million due to GE Capital and $2.6 million due to BOA. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from BOA in the year 2004. These facilities are subject to certain restrictive covenants including net worth, leverage ratio and interest coverage requirements.  The lease agreement with BOA provides, among other items, that the Company’s financial performance conform to so-called financial benchmarks, one of which relates to an interest coverage ratio which utilizes EBIT rather than EBITDA resulting in a more restrictive benchmark than is found in the Company’s other credit arrangements. BOA informed the Company on September 5, 2002 that as of December 31, 2001 the Company had not met this benchmark. BOA subsequently said that it did not deem this benchmark to be a financial covenant and that it did not intend to take any action as a consequence of this event pending further analysis of the Company’s September 30, 2002 quarterly report. BOA’s remedy for failure of the Company to meet this financial benchmark is to cause the remaining unpaid balance to be amortized over a six-month period rather than the current two-year remaining amortization period.  If BOA elects such remedy, the monthly payments would increase from $88,880 to $408,598. BOA also indicated that it would be willing to amend the lease agreement so as to conform the interest coverage benchmark to the same basic formula used in the Company’s other credit arrangements subject to the payment of an amendment fee.

During 2000, the Company financed equipment purchases for a manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $8.3 million was outstanding as of September 30, 2002. Of the $8.3 million, $4.5 million is denominated in the Euro and the remainder is payable in U.S. dollars. The Company has covered the risk of any foreign currency fluctuation with forward exchange contracts.

6.    Other

On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja (“Cheja”) through February 2002. The Company agreed on a new contract on February 25, 2002 to extend the agreement for an additional quantity of 6,400,000 units beginning April 1, 2002, which would cover an eighteen-month period. The Company provided Cheja approximately $3.4 million in advances related to the production agreement to be recouped out of future production.  As of September 30, 2002, the advances had been reduced to $2.8 million. On November 8, 2002, the Company and Cheja entered into an amendment to extend the agreement through the third quarter of 2004. The amended agreement revised the subcontracted quantities on a quarterly basis and calls for the Company to recoup the advances over the revised contract period.

7.    Goodwill - Adoption of Statement No. 142

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$1,126,763	$(4,229,471)	$702,848	$(2,077,080)
Goodwill amortization, net of tax	—	459,138	—	1,377,414

Adjusted net income (loss) before cumulative effect of accounting change	$1,126,763	$(3,770,333)	$702,848	$(699,666)
Cumulative effect of accounting change	—	—	(3,598,132)	—

Adjusted net income (loss)	$1,126,763	$(3,770,333)	$(2,895,284)	$(699,666)

Diluted earnings per common share:
Reported income (loss) before cumulative effect of accounting change	$0.07	$(0.27)	$0.04	$(0.13)
Goodwill amortization, net of taxes	—	0.03	—	0.09

Adjusted income (loss) before cumulative effect of accounting change	$0.07	$(0.24)	$0.04	$(0.04)
Cumulative effect of accounting change	—	—	(0.22)	—

Adjusted net income (loss)	$0.07	$(0.24)	$(0.18)	$(0.04)

The following table displays the change in the gross carrying amount of goodwill by business units for the quarter ended September 30, 2002:

	Total	Jane Doe	Tarrant Mexico - Ajalpan	Tarrant Mexico - Famian	Tag Mex Inc. – Rocky Division	Tag Mex Inc. – Chazzz & MGI Division

Balance as of December 31, 2001	29,196,886	1,904,529	4,427,843	7,260,134	7,521,536	8,082,844
Additional purchase price	2,167,000	—	—	1,667,000	—	500,000
Additional liabilities assumed	1,428,588	1,428,588	—	—	—	—
Impairment losses	(4,871,244)	(3,182,779)	(1,688,465)	—	—	—
Foreign currency translation	(592,228)	—	—	(592,228)	—	—

Balance as of September 30, 2002	27,329,002	150,338	2,739,378	8,334,906	7,521,536	8,582,844

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

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

9.    Earnings Per Share

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic EPS Computation:
Numerator	$1,126,763	$(4,229,471)	$(2,895,284)	$(2,077,080)
Denominator:
Weighted average common shares outstanding	15,836,049	15,823,554	15,833,390	15,822,728

Total shares	15,836,049	15,823,554	15,833,390	15,822,728

Basic EPS	$0.07	$(0.27)	$(0.18)	$(0.13)

Diluted EPS Computation:
Numerator	$1,126,763	$(4,229,471)	$(2,895,284)	$(2,077,080)
Denominator:
Weighted average common share outstanding	15,836,049	15,823,554	15,833,390	15,822,728
Incremental shares from assumed exercise of options	94,920	—	—	—

Total shares	15,930,969	15,823,554	15,833,390	15,822,728

Diluted EPS	$0.07	$(0.27)	$(0.18)	$(0.13)

10.    Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$1,126,763	$(4,229,471)	$(2,895,284)	$(2,077,080)
Other comprehensive adjustment
Foreign currency translation adjustment	$(2,471,914)	$(6,241,131)	$(10,633,748)	$(239,887)

Total comprehensive income (loss)	$(1,345,151)	$(10,470,602)	$(13,529,032)	$(2,316,967)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company serves specialty retail, mass merchandise and department store chains and major internationally recognized brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children under private label. The Company’s major customers include specialty retailers, such as Lerner New York, Limited Stores and Express, all of which are divisions of The Limited, as well as Lane Bryant, Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl’s, Mervyns, Sears and Wal-mart. The Company’s products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

From inception, the Company relied primarily on independent contract manufactures located primarily in the Far East. Commencing in the third quarter of 1997 and taking advantage of the North American Free Trade Agreement (“NAFTA”), the Company substantially expanded its use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Since 1999, the Company has engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico. The net sale of products sourced in Mexico was approximately $52 million in the third quarter of 2002 (or 55% of net sales) compared to approximately $44 million in the third quarter of 2001 (or 57% of net sales). In addition, the Company has maintained its sourcing operation in the Far East. The vertical integration of its manufacturing operations through the development and acquisition of fabric and production capacity in Mexico will be concluded in 2002 if the Company completes the acquisition of the twill mill in Tlaxcala. In addition, the Company is focused on coordinating and improving the efficiencies of its operations in Mexico. The Company believes that the dual strategy of maintaining independent contract manufacturers in the Far East and a Company controlled manufacturing network in Mexico can best serve the different needs of its customers and enable it to take the best advantage of both markets. In addition, the Company believes it has diversified its business risks associated with doing business abroad (including transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions).

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan, Mexico from Confecciones Jamil, S.A. de C.V. which was majority owned by Kamel Nacif, a principal shareholder of the Company. This facility, which was constructed during 1999 and commenced operations in 2000, has been used by the Company for production since 2000. The facility contains 98,702 square feet and eight sewing lines.

The Company paid $11 million for this operating facility. This entire amount had been paid through advances and other trade receivables. The assets acquired include land, buildings and all equipment, in addition to a trained labor force in place of about 2,000 employees. This acquisition completes the Company’s garment production core, which consists of Famian and Ajalpan owned by the Company; Tlaxcala, which is currently leased; the UAV joint venture; and a production agreement with Manufactures Cheja.

On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja (“Cheja”) through February 2002. The Company agreed on a new contract on February 25, 2002 to extend the agreement for an additional quantity of 6,400,000 units beginning April 1, 2002, which would cover an eighteen-month period. The Company provided Cheja approximately $3.4 million in advances related to the production agreement to be recouped out of future production.  As of September 30, 2002, the advances had been reduced to $2.8 million. On November 8, 2002, the Company and Cheja entered into an amendment to extend the agreement through the third quarter of 2004. The amended agreement revised the subcontracted quantities on a quarterly basis and calls for the Company to recoup the advances over the revised contract period.

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

On December 2, 1998, the Company contracted to acquire a fully operational twill mill being constructed near Puebla, Mexico by an affiliate of Kamel Nacif, a principal shareholder of the Company. Construction of the facility was completed in 2000.  The Company began garment processing and distribution operations in a portion of this facility in the fourth quarter of 1999.  On October 16, 2000, the Company extended its option to purchase the facility until September 30, 2002. The Company has also entered into a production agreement with the operator of the twill mill granting the Company the first right to purchase all production capacity of the twill mill. On August 30, 2000, the Company signed a letter of intent to exercise the option to purchase this facility pending approval from the Mexican and U.S. authorities.

The Company believes there is a major competitive advantage in being a fully integrated supplier with the capability of controlling and managing the process of manufacturing from raw materials to finished garments. In order to execute the garment production operations, facilities have been acquired and developed to support anticipated capacity requirements. Computer systems have been developed and installed, which allow the Company to better track its production and inventory. New operational policies have been implemented to ensure operations function efficiently and effectively.

In July 2001, the Company entered into a joint venture with Azteca International Production Inc. (“Azteca”) and formed a new subsidiary in the name of United Apparel Ventures, LLC (“UAV”). UAV is 50.1% owned by the Company and 49.9% owned by Azteca. Azteca in turn is owned by the brothers of Gerard Guez, the Company’s chairman. The joint venture’s only business was to sell product to Tommy Hilfiger USA, Inc. Due to the success of this joint venture, the Company and Azteca announced in October 2002 that both parties will contribute their Express relationships and future orders into the joint venture.  The Company believes that the joint venture has improved efficiency, added value for customers, and will ultimately facilitate an overall increase in business.

From the end of 2000 through the present, the U.S. economy has experienced an economic downturn. In Mexico, the Company faced the challenge of an industry wide slowdown coupled with the fixed costs associated with its manufacturing facilities. The Company responded by implementing programs to cut operating costs, including reducing its workforce by approximately 20% in Mexico and Hong Kong and 50% in the U.S.  Based on the positive results of the UAV joint venture, the Company believes that some of the techniques used in planning and managing production for UAV can be adopted for all Mexican production and can further improve efficiency, lower costs and improve margins.

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Vertical Integration.    In 1997, the Company commenced the vertical integration of its business. Key elements of this strategy include (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (ii) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. Prior to April 1999, the Company had no previous history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of the Company’s vertical integration strategy can be based. In addition, such operations are subject to the customary risks associated with owning a manufacturing business, including, but not limited to, capacity utilization, maintenance and management of manufacturing facilities, equipment, employees and inventories. The Company is also subject to the risks associated with doing business in foreign countries including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues.

Reliance on Key Customers.    Affiliated stores owned by The Limited (including Lerner New York, Limited Stores and Express) accounted for approximately 20.9% and 19.6% of the Company’s net sales in the first nine months of 2002 and 2001, respectively. Lane Bryant, owned by Charming Shoppes in 2002 and The Limited in 2001, accounted for 20.0% and 21.2% of net sales in the first nine months of 2002 and 2001. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, certain of the Company’s major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company’s results of operations will depend to a significant extent upon the commercial success of its major customers.

Foreign Risks.     Approximately 93% of the Company products were imported in the third quarter of 2002 and most of the Company’s fixed assets are in Mexico. The Company is subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries’ labor laws and government regulations may have a negative effect on the Company’s profitability.

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

Closely Controlled Stock.    At September 30, 2002, certain senior executives beneficially owned approximately 57% of the Company’s outstanding Common Stock. These senior executives effectively have the ability to control the outcome on all matters requiring shareholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s consolidated statements of income as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9	87.1	85.5	84.4

Gross profit	15.1	12.9	14.5	15.6
Selling and distribution expenses	3.1	4.5	3.1	4.4
General and administration expenses*	8.2	12.7	8.4	10.9

Income (loss) from operations	3.8	(4.3)	3.0	0.3
Interest expense	(1.4)	(2.3)	(1.6)	(2.2)
Other income	0.4	0.6	0.2	1.2
Minority interest	(0.8)	(0.3)	(1.0)	0.1

Income (loss) before taxes and cumulative effect of accounting change	2.0	(6.3)	0.6	(0.6)
Income taxes	0.8	(0.9)	0.3	0.2

Net income (loss) before cumulative effect of accounting change	1.2%	(5.4)%	0.3%	(0.8)%

Cumulative effect of accounting change net of tax benefit	—	—	(1.4)	—
Net income (loss)	1.2%	(5.4)%	(1.1)%	(0.8)%

*	Includes amortization of excess of cost over fair value of net assets acquired, 0.9% and 0.8% of net sales for the third quarter and nine months of 2001 respectively.

Third Quarter 2002 Compared to Third Quarter 2001

Net sales increased by $16.1 million, or 20.6%, from $78.2 million in the third quarter of 2001 to $94.3 million in the third quarter of 2002. The increase in net sales included an increase in sales of $2.5 million to mass merchandisers, an increase of $5.5 million to divisions of The Limited, Inc. (excluding Lane Bryant which was sold to Charming Shoppes in 2001), an increase of $3.4 million to Lane Bryant, and an increase of $9.0 million to Tommy Hilfiger through UAV. The increase in net sales was primarily attributable to the strength of the new denim washes and finishes in the market, and the Company’s ability to service its customers.  Sales to divisions of The Limited, Inc. in the third quarter of 2002 amounted to 27.4% of net sales, as compared to 25.9% in the comparable quarter in the prior year.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the third quarter of 2002 was $14.2 million, or 15.1% of net sales, compared to $10.1 million, or 12.9%, of net sales in the comparable prior period. The increase in gross profit occurred primarily because of improved capacity utilization of the Mexican facilities.

Selling and distribution expenses decreased from $3.5 million in the third quarter of 2001 to $2.9 million in the third quarter of 2002. As a percentage of net sales, these expenses decreased from 4.5% in the third quarter of 2001 to 3.1% in the third quarter of 2002. General and administrative expenses, excluding amortization of excess of cost over fair value of net assets acquired of $729,000 in the third quarter of 2001, decreased from $9.2 million in the third quarter of 2001 to $7.7 million in the third quarter of 2002. As a percentage of net sales, these expenses decreased from 11.8% in the third quarter of 2001 to 8.2% in the third quarter of 2002. The decrease in such expenses is primarily due to a reduction in the allowance for returns and discounts from $1.7 million in the third quarter of 2001 to $362,000 in the third quarter of 2002.

Operating income in the third quarter of 2002 was $3.6 million, or 3.8% of net sales, compared to operating loss of $3.3 million, or (4.3)% of net sales, in the comparable period of 2001 as a result of the factors discussed above.

Interest expense decreased from $1.9 million in the third quarter of 2001 to $1.4 million in the third quarter of 2002. As a percentage of net sales, these expenses decreased from 2.3% in the third quarter of 2001 to 1.4% in the third quarter of 2002. This decrease was a result of reduced borrowings due to the pay down of certain debt facilities during 2001 and interest rate reductions positively impacting the variable rate debt. Interest income was $94,000 in the third quarter of 2002, compared to $1.0 million in the third quarter of 2001. Included in interest income was $1.0 million in the third quarter of 2001 from the note receivable related to the sale of certain equipment pertaining to the turnkey twill mill and garment processing facility in Tlaxcala, Mexico (“Tlaxcala”), compared to $0 income in the third quarter of 2002. Other income (expense) increased from $(480,000) in the third quarter of 2001 to $274,000 in the third quarter of 2002 due to the unrealized exchange loss relating to Euro denominated debts of $660,000 in the third quarter of 2001 and a $301,000 settlement gain from the litigation with Fortis Bank and NCM in the third quarter of 2002.  (See PART II. Item 1. “Legal Proceedings”).

Minority interest expense for the third quarter of 2002 was $741,000 from the UAV joint venture as compared to $220,000 for the third quarter of 2001.

First Nine Months of 2002 Compared to First Nine Months of 2001

Net sales decreased by $3.8 million, or 1.5%, from $258.6 million for the first nine months of 2001 to $254.8 million for the first nine months of 2002. The decrease in net sales included an increase of $2.8 million to divisions of The Limited, Inc. (excluding Lane Bryant which was sold to Charming Shoppes in 2001), and an increase of $20.8 million to Tommy Hilfiger through UAV, as offset by a decrease of $3.7 million to Lane Bryant, a decrease of $9.8 million of closeout sales, and a decrease of $5.7 million as a result of the conversion of Jane Doe from a sales company to a licensing company. Sales to divisions of The Limited, Inc. for the first nine months of 2002 amounted to 20.9% of net sales, as compared to 19.6% in the comparable quarter in the prior year.

Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for the first nine months of 2002 was $37.1 million, or 14.5% of net sales, compared to $40.3 million, or 15.6% of net sales in the comparable prior period.  The lower average gross margin was mainly caused by the under utilization of the Mexican facilities in the first quarter of 2002.

Selling and distribution expenses decreased from $11.3 million for the first nine months of 2001 to $8.0 million for the first nine months of 2002. As a percentage of net sales, these expenses decreased from 4.4% for the first nine months of 2001 to 3.1% for the first nine months of 2002. General and administrative expenses, excluding amortization of excess of cost over fair value of net assets acquired of $2.2 million for the first nine months of 2001, decreased from $25.9 million for the first nine months of 2001 to $21.5 million for the first nine months of 2002. As a percentage of net sales, these expenses decreased from 10.1% for the first nine months of 2001 to 8.4% for the first nine months of 2002. The decrease in such expenses is due to the Company’s continuing cost cutting efforts. Included in this decrease was a reduction of $1.7 million in expenses as a result of the conversion of Jane Doe from a sales company to a licensing company.  There was also a reduction in the allowance for returns and discounts from $2.9 million for the first nine months of 2001 to $936,000 for the first nine months of 2002.

Operating income for the first nine months of 2002 was $7.6 million, or 3.0% of net sales, compared to operating income of $842,000, or 0.3% of net sales, in the comparable prior period of 2001 as a result of the factors discussed above.

Interest expense decreased from $5.9 million for the first nine months of 2001 to $4.0 million for the first nine months of 2002. As a percentage of net sales, these expenses decreased from 2.2% in the first nine months of 2001 to 1.6% for the same period in 2002. This decrease was as a result of reduced borrowings due to the pay down of certain debt facilities during 2001 and interest rate reductions positively impacting the variable rate debt. Interest income was $230,000 in the first nine months of 2002, compared to $3.1 million in the third quarter of 2001. Included in interest income from the first nine months of 2001was $2.9 million from a note receivable related to the sale of certain equipment pertaining to the turnkey twill mill and garment processing facility in Tlaxcala, Mexico (“Tlaxcala”), compared to $0 income in the first nine months of 2002. Other income increased from $334,000 for the first nine months of 2001 to $368,000 for the first nine months of 2002 due to the $301,000 settlement gain from the litigation with Fortis Bank and NCM in 2002, (See PART II. Item 1. “Legal Proceedings”), offset by $479,000 in royalty expenses in 2002, compared to $224,000 royalty income for the same period in 2001.

Minority interest expense for the first nine months of 2002 was $2.6 million from the UAV joint venture as compared to income of $125,000 for the first nine months of 2001.

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

Following is a summary of our contractual obligations and commercial commitments available to us as of September 30, 2002 (in millions):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years

Long-term debt	$82.0	$41.2	$27.1	$13.7	$—
Operating leases	$5.9	$2.3	$1.9	$0.7	$1.0
Total contractual cash obligations	$87.9	$43.5	$29.0	$14.4	$1.0

Guarantees have been issued in favor of YKK, Universal Fasteners and RVL Inc for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-it Pacific Inc on behalf of the Company.

Other Commercial Commitments Available to the Company as of September 30, 2002	Total Amounts Committed to the Company	Amount of Commitment Expiration per Period

		Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years

Lines of credit	$135.8	$71.7	$64.1	$—	—
Letters of credit (within lines of credit)	$45.0	45.0	—	—	—
Total commercial commitments	$135.8	$71.7	$64.1	$—	—

During the first nine months of 2002, net cash provided by operating activities was $6.2 million, as compared to $19.6 million in for the same period in 2001. Net cash inflow from operating activities in 2002 was caused by the operating loss of $2.9 million offset by depreciation and amortization of $7.7 million. In addition, increases of $10.2 million in accounts receivable, $4.1 million in inventory and $1.3 million in temporary quota were offset by increases of $7.5 million in accounts payable and $7.9 million in accrued expenses and income tax payable.

During the first nine months of 2002, net cash used in investing activities was $2.7 million, as compared to $7.6 million for the same period in 2001. Cash used in investing activities in 2002 included approximately $1.2 million primarily for acquisition of replacement equipment and $1.9 million for purchase consideration for acquisitions.

During the first nine months of 2002, net cash used in financing activities was $4.3 million, as compared to $12.9 million for the same period in 2001. Cash used in financing activities in 2002 included $8.0 million of payments (net of proceeds) of long-term obligations and bank borrowings, offset by $4.6 million of net short-term bank borrowings.

On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation (“UPS”) to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited (“HKSB”) in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances.  The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all the Company’s subsidiaries in Hong Kong, as well as the Company’s permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and Fashion Resource (TCL) Inc., Mr. Gerard Guez, the Company’s chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including provisions that the aggregate net worth, as adjusted, of the Company will exceed $105 million at the end of 2002, and that the Company will maintain certain debt to equity, fixed charge and interest coverage ratios. As of September 30, 2002, $24.3 million was outstanding under this facility, which included a standby letter of credit for $690,000 in favor of HKSB.

On January 21, 2000, the Company entered into a revolving credit, factoring and security agreement (the “Debt Facility”) with a syndicate of lending institutions in the US. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants, including requirements for tangible net worth, fixed charge coverage ratios, and interest coverage ratios, among others, and prohibits the payment of dividends. In March 2002, the Company entered into an amendment of its Debt Facility with GMAC Commercial Credit LLC (“GMAC”), who solely assumed the facility in 2000. This amendment reduces the $105.0 million facility to $90.0 million. It also requires the Company to reduce a $25 million over-advance limit under this facility by $500,000 per month beginning February 28, 2001.  In 2001, the Company obtained a temporary over-advance credit facility with GMAC up to a total of $10 million expiring on February 5, 2002. The Company has entered into an agreement to repay this temporary facility by $1 million each month starting April 15, 2002 and to accelerate the monthly installment of the $25 million over-advance to $687,500 from August 2002 onwards. As of September 30, 2002, $62.4 million including letters of credit was outstanding under the credit facility.  The Company had breached its covenants on net worth and fixed charge ratio and has obtained a waiver.

As of September 30, 2002, the Company’s subsidiary, Grupo Famian ("Famian") had a short-term advance from Banco Bilbao Vizcaya amounting to $450,000. This subsidiary also has a credit facility with Banco Nacional de Comercio Exterior SNC guaranteed by the Company. This facility provides for a $10 million credit line based on purchase orders and is restricted by certain covenants on the ratio of total assets to total liabilities and the ratio of the bank’s loan to short-term liabilities of Famian. As of September 30, 2002, the outstanding amount was $4.7 million.

The Company has two equipment loans with initial balances of $16.25 million and $5.2 million from GE Capital Leasing (“GE Capital”) and Bank of America Leasing (“BOA”), respectively. The leases are secured by equipment located at the Company’s facilities in Puebla and Tlaxcala, Mexico. The amounts outstanding as of September 30, 2002 were $7.8 million due to GE Capital and $2.6 million due to BOA. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from BOA in the year 2004. These facilities are subject to certain restrictive covenants including net worth, leverage ratio and interest coverage requirements. The lease agreement with BOA provides, among other items, that the Company’s financial performance conform to so-called financial benchmarks, one of which relates to an interest coverage ratio which utilizes EBIT rather than EBITDA resulting in a more restrictive benchmark than is found in the Company’s other credit arrangements. BOA informed the Company on September 5, 2002 that as of December 31, 2001 the Company had not met this benchmark. BOA subsequently said that it did not deem this benchmark to be a financial covenant and that it did not intend to take any action as a consequence of this event pending further analysis of the Company’s September 30, 2002 quarterly report. BOA’s remedy for failure of the Company to meet this financial benchmark is to cause the remaining unpaid balance to be amortized over a six-month period rather than the current two-year remaining amortization period.  If BOA elects such remedy, the monthly payments would increase from $88,880 to $408,598. BOA also indicated that it would be willing to amend the lease agreement so as to conform the interest coverage benchmark to the same basic formula used in the Company’s other credit arrangements subject to the payment of an amendment fee.

During 2000, the Company financed equipment purchases for a manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $8.3 million was outstanding as of September 30, 2002. Of the $8.3 million, $4.5 million is denominated in the Euro and the remainder is payable in U.S. dollars. The Company has covered the risk of any foreign currency fluctuation with forward exchange contracts.

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

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez, Kay and Nacif. The maximum amount of such borrowings from Mr. Kay in the third quarter of 2002 was $1,077,000. The maximum amount of such advances to Messrs. Guez and Nacif during the third quarter of 2002 was approximately $4,923,000 and $8,896,000, respectively. As of September 30, 2002, the Company was indebted to Mr. Kay in the amount of $780,000. Messrs. Guez and Nacif had an outstanding advance from the Company of $4,897,000 and $6,626,000 respectively as of September 30, 2002. All advances to, and borrowings from, Messrs. Guez and Kay in 2002 bore interest at the rate of 7.75%. All existing loans to officers and directors before July 30, 2002 are grandfathered under the Sarbanes-Oxley Act of 2002.  No further personal loans will be made to officers and directors in compliance to the Sarbanes-Oxley Act.

Due from affiliates increased due to an increase in sale of fabric to Azteca International Production Inc., a company owned by the brothers of Mr. Guez, and the 49.9% owner of UAV. (See PART I. Item 2.— “General”). During the third quarter of 2002, sale of fabric to Azteca totaled  $4.6 million.

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

The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Accounts Receivable--Allowance for Returns, Discounts and Bad Debts

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

As of September 30, 2002, the balance in the allowance for returns, discounts and bad debts reserves was $4.5 million, compared to $6.6 million at September 30, 2001.

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

Valuation of Long-lived and Intangible Assets and Goodwill

The Company evaluates long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to our company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. The Company adopted Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, we ceased amortization of approximately $29.2 million of goodwill, which was our only intangible asset with an indefinite useful life, on January 1, 2002. The Company had recorded approximately $3.3 million of goodwill amortization during 2001. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.

Based on the evaluation performed to adopt SFAS 142 and the current impact of the economy on the licensing business in general, we recorded a non-cash charge of $1.9 million, net of tax benefit of $1.3 million to reduce the carrying value of Jane Doe International, LLC to its estimated fair value.  Furthermore, we also took a similar charge of $1.7 million, net of tax benefit of $0 to reduce the carrying value of Tarrant Mexico, S. de R.L. de C.V. - Ajalpan division because we believe the current economic conditions will have certain adverse impact on the income potential of a purely sewing factory without other services.

The Company utilized the discounted cash flow methodology to estimate fair value. At September 30, 2002, we have a goodwill balance of $27.3 million and a net property and equipment balance of $75.6 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk .    The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in Mexico as well as certain debt denominated in the Euro. As a result, the Company bears the risk of exchange rate gains and losses that may result in the future as a result of this financing. At times the Company uses forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions and fixed asset purchase obligations. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company actively evaluates the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and it does not expect any counter parties to fail to meet their obligations.

Interest Rate Risk .    Because the Company’s obligations under its various credit agreements bear interest at floating rates (primarily LIBOR rates), the Company is sensitive to changes in prevailing interest rates. A 10% increase or decrease in market interest rates that affect the Company’s financial instruments would have a material impact on earning or cash flows during the next fiscal year.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on the Company’s debt. A majority of the Company’s credit facilities are at variable rates.

Item 4.     Controls and Procedures.

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II —  OTHER INFORMATION

Item 1.     Legal Proceedings.

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

The Company purchased certain equipment from Brugman Machinefabriek, N.V. (“Brugman”). The total purchase price was $3,100,000, which was evidenced by a series of drafts drawn upon, and accepted by, the Company, half of which were paid by the Company.  A series of lawsuits relating, to this purchase have been filed in the Netherlands and the State of California among the Company, Brugman, Fortis Bank, N.V., which is the bank of the unpaid drafts, and Netherlandsche Credietverzekering Maatschappjj N.V. (“NCM”), which is claimed to have insured the drafts.

After the commencement of these actions, the parties engaged in settlement discussions, which resulted in the execution of a Settlement Agreement pursuant to which the Company has agreed to pay to Fortis Bank the aggregate amount of $900,000 in two installments, one of $500,000 on October 3, 2002, which was paid, and one of $400,000 on or before November 16, 2002.  This aggregate sum represents a reduction in the total cost of the equipment in question and also covers amounts outstanding for a smaller item of equipment purchased from Brugman, which the Company had not paid because of the pending dispute.  Based on this Settlement Agreement, the parties exchanged mutual releases (except for the second of the two final installment payments to be made by the Company) and the lawsuits have been or shortly will be dismissed with no liability to any of the parties, including the Company.

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

Exhibit 10.67.1 - Letter of Intent to Purchase Twill mill dated August 30, 2002.

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Eddy Yuen dated November 14, 2002.

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Patrick Chow dated November 14, 2002.

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRANT APPAREL GROUP

Date: November 14, 2002	By:	/s/ PATRICK CHOW

Patrick Chow Chief Financial Officer

Date: November 14, 2002	By:	/s/ EDDY YUEN

Eddy Yuen Chief Executive Officer

CERTIFICATIONS

I, Eddy Yuen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tarrant Apparel Group;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ EDDY YUEN,

Eddy Yuen Chief Executive Officer

I, Patrick Chow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tarrant Apparel Group;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ PATRICK CHOW,

Patrick Chow Chief Financial Officer