Form 10-K
period 2002-12-31
TARRANT APPAREL GROUP
filed 2003-03-31
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

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

                                  Common Stock

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

         As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $38,126,931 based upon the closing price of the Common Stock on that date.

         Number of shares of Common Stock of the Registrant outstanding as of March 15, 2003: 15,846,315.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 2003.

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2002 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, our ability to profitably manage a vertically integrated sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, general economic conditions, China's entry into WTO, global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

ITEM 1.  BUSINESS

GENERAL

         Tarrant Apparel Group is a leading provider of private label casual apparel, serving specialty retail, mass merchandise and department store chains and major international brands located primarily in the United States by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately- priced apparel for women, men and children. Since 1988, when we began designing and supplying private label denim jeans to a single specialty retail store chain, we have successfully expanded our product lines and customer base to service over 25 customers during 2002. Since 1999, we have transformed Tarrant from sourcing apparel solely from contract manufacturers in the Far East to also being a vertically integrated manufacturer in Mexico, where we operate cutting, sewing, washing and finishing facilities. Our current products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. See " --Products and --Customers."

         We achieved a compound annual growth rate in net sales of approximately 19% from $205 million in 1995 to $395 million in 1999. In 2000, our net sales remained flat. In 2001, our net sales decreased by 16.4% to $330 million. In 2002, our net sales increased by 5.2% to $347 million as compared with 2001, but this growth included $77 million in net sales of United Apparel Ventures, LLC, an entity in which we have a 50.1% ownership interest and consolidate 100% of its revenues. See "--Acquisitions-General." In 2001 and 2002, we experienced a net loss of $2.9 million and $1.2 million, respectively, before cumulative effect of accounting change, and $2.9 million and $6.1 million, respectively, after cumulative effect of accounting change. See "Item 7. Management's Discussion and Analysis of Financial Condition of Results of Operations."

         At inception, we relied primarily on independent contract manufacturers located primarily in the Far East. Commencing in the third quarter of 1997, and taking advantage of the North American Free Trade Agreement, or NAFTA, we substantially expanded our use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Commencing in 1999, and concluding in December 2002 with the purchase of a denim and twill manufacturing plant in Tlaxacala, Mexico, we engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico while maintaining our sourcing operation in the Far East. We believe that the dual strategy of maintaining independent contract manufacturers in the Far East and operating manufacturing facilities in Mexico can best serve the different needs of our customers and enable us to capitalize on advantages offered by both markets. We believe this diversified approach also helps to mitigate the risks of doing business abroad, such as transportation delays, economic and political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions.

         Major apparel retailers are increasingly outsourcing apparel merchandise management programs to minimize inventory risks, increase profitability and return on investment, and enable them to replenish inventory rapidly. Many retailers are also consolidating the number of their suppliers to ensure the best service and the volume required for lower cost products. We believe that both our sourcing operation in the Far East and our Mexican manufacturing operations are well positioned to capitalize on these trends.

         The continuing predominance of casual wear in the workplace and the emphasis on a casual, active lifestyle has increased the demand for casual, moderately priced, private label products. We believe our flexibility to produce both denim and twill products in Mexico, and our sourcing ability in the Far East, can satisfy the different requirements of our various customers. See "--Products."

         We have entered into a program of sharing Mexican production facilities with Azteca Production International Inc. ("Azteca"), a company owned by the brothers of Gerard Guez, the Chairman of the Company, which we believe will improve utilization of our facilities, lower unit costs, and favorably impact margins for apparel products sourced from Mexico. In order to manage the shared utilization, new procedures have been adopted, which we believe will maintain control and appropriately allocate costs.

         China's entry into the World Trade Organization ("WTO") may pose serious challenges to Mexican products due to the elimination of U.S. quotas on Chinese apparel products in 2005. Because we still maintain a strong sourcing operation in the Far East, we believe we will be able to take advantage of improved pricing from China. Our Mexican operation will continue to maintain its competitiveness due to the tariff advantages afforded by NAFTA. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY

         We believe that the following trends are currently affecting apparel retailing and manufacturing:

         o The continued predominance of casual apparel in the workplace and the emphasis on a casual, active lifestyle, have increased the demand for casual, moderately priced private label products.

         o Consolidation among apparel retailers has increased their ability to demand value-added services from apparel manufacturers, including fashion expertise, rapid response, just-in-time delivery, Electronic Data Interchange and favorable pricing.

         o Increased competition among retailers due to consolidation has resulted in an increased demand for private label apparel, which generally offers retailers higher margins and permits them to differentiate their products.

         o The current fashion cycle requires more design and product development, in addition to quickly responding to emerging trends. Apparel manufacturers that offer these capabilities are in demand.

         o From the end of 2000 through 2002, the U.S. economy experienced an economic downturn, which was exacerbated by the events of September 11, the potential threat of a war in the Middle East and the threat of terrorism.

         We believe that we have the capabilities to take advantage of these trends and to become a principal value-added supplier of casual, moderately priced, private label apparel due to the following:

         DESIGN EXPERTISE. As one of the very few sourcing companies with our own design team, we believe that we have established a reputation with our customers as a fashion resource and manufacturer that is capable of providing design assistance to customers in the face of rapidly changing fashion trends.

         RESEARCH AND DEVELOPMENT CAPABILITIES. We believe our design team and our two sample rooms in Mexico and China have made significant contributions to customers in developing new fabrics, washes and finishes.

         SAMPLE-MAKING AND MARKET-TESTING CAPABILITIES. We seek to support customers with our design expertise, sample-making capability and ability to rapidly produce small test orders of products.

         ON-TIME DELIVERY. We have developed a diversified network of international contract manufacturers and fabric suppliers which, together with our vertically integrated Mexican manufacturing operations, enable us to accept orders of varying sizes and delivery schedules and to produce a broad range of garments at varying prices depending upon lead time and other requirements of the customer. We believe our Mexican operation has the added geographical advantage of being capable of delivering large quantities of garments to retailers in the United States with much shorter lead-times than would be available if sourced outside of North America.

         QUALITY AND COMPETITIVELY PRICED PRODUCTS. While we continue to maintain a quality sourcing operation in the Far East, we have also developed a vertically integrated manufacturing operation in Mexico. We believe that this strategy has increased our sales capacity, increased our control over the production process, improved quality control and shortened lead times.

         PRODUCT DIVERSIFICATION. Our modern spinning and weaving equipment in Mexico has the flexibility to produce both denim and twill garments. See "--Products".

         REDUCED PRODUCTION COSTS. We believe we have put strategies in place to maintain a low cost structure in this period of uncertainty. We have continued to take steps to lower production costs in Mexico. To maximize utilization, we have agreed to share appropriate production capacity with Azteca Production International Inc., to eliminate duplicate overhead.

ACQUISITIONS --GENERAL

         UNITED APPAREL VENTURES

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc., called United Apparel Ventures, LLC. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. The results of UAV have been consolidated into our results commencing July 2001 with the minority partner's share of earnings (losses) provided for in our financial statements. Since October, 2002, both parties contributed the Express relationship and future orders into this entity.

ACQUISITIONS--VERTICAL INTEGRATION

         In December 2002, we acquired, through our subsidiaries, a denim and twill manufacturing plant in Tlaxacala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located. We made the acquisition pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, by and among us and certain of our subsidiaries, Trans Textil International, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Rosa Lisette Nacif Benavides, Gazi Nacif Borge, Jorge Miguel Echevarria Vazquez, and Kamel Nacif Borge. Pursuant to the purchase agreement, we acquired from Trans Textil all of the machinery and equipment used in and located at the plant, and acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides, all the issued and outstanding capital stock of Inmobiliaria, which owns the buildings and real estate. The purchase price for the machinery and equipment was paid by cancellation of $42 million in indebtedness owed by Trans Textil to us. The purchase price for the Inmobiliaria shares consisted of a nominal cash payment to the Inmobiliaria shareholders of $500, and the subsequent repayment by us and our affiliates of approximately $34.7 million in indebtedness of Inmobiliaria to Kamel Nacif Borge, his daughter Rosa Lisette Nacif Benavides, and certain of their affiliates. The repayment of this indebtedness was made by: (a) delivery to Rosa Lisette Nacif Benavides of one hundred thousand shares of a newly created, non-voting Series A Preferred Stock of Tarrant, which will become convertible into three million shares of common stock if our common shareholders approve the conversion at our 2003 annual shareholders meeting; (b) delivery to Rosa Lisette Nacif Benavides of an ownership interest representing twenty- five percent of the voting power of and profit participation in our subsidiary, Tarrant Mexico, S. de. R.L. de C.V.; and (c) cancellation of approximately $14.9 million of indebtedness of Mr. Nacif and his affiliates.

         With the acquisition of the plant in Tlaxacala, we completed our four-year plan to vertically integrate our business in Mexico. Key elements of this strategy included (i) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities and through the acquisition of established contractors, and (ii) establishing a fabric production capability through the acquisition of established textile mills and the construction of new mills. Our vertical integration efforts included the following:

         o In March 2001, we acquired a sewing facility located in Ajalpan, Mexico for $11 million. The facility contains 98,702 square feet and eight sewing lines containing up to 840 sewing machines, which can generate a maximum capacity of six million units per year. The assets acquired included land, buildings and all equipment, in addition to a trained labor force in place of approximately 2,000 employees.

         o On June 2000, we signed an exclusive production agreement with Manufactures Cheja through February 2002. We have agreed on a new contract to extend the agreement for an additional quantity of 6.4 million units beginning April 1, 2002, which was amended on November 8, 2002, for the manufacturing of 5.7 million units through September 30, 2004. We have unrecouped advances to Cheja of approximately $2.9 million related to the production agreement to be recouped out of future production.

         o In August 1999, we acquired Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A. de C.V., both Mexican corporations, which operated seven apparel production facilities in and near Tehuacan, Mexico. The purchase price consisted of (i) $1,000,000 cash, (ii) a $3,000,000 non-interest bearing promissory note, and (iii) $8,000,000 payable in installments through September 30, 2002. During 2000, we invested approximately $6 million to increase capacity at Grupo Famian by expanding six sewing facilities consisting of approximately 46,000 square feet and 6 sewing lines. As a result, total sewing capacity has been increased to 220,000 units per week, and laundry and finishing capacity has been increased to 200,000 units per week.

         o In April 1999, we acquired a denim mill located in Puebla, Mexico. The purchase price consisted of $22.0 million in cash and 1,724,000 shares of our common stock, which was valued at $45.3 million.

         We believe that our production capabilities in Mexico will reduce product costs, allow us to better control production variances, and make us more competitive in today's apparel industry. These operations, however, are subject to the customary risks associated with owning a manufacturing business, including the maintenance and management of manufacturing facilities, equipment, employees and inventories. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

PRODUCTS

         Women's jeans historically have been, and continue to be, our principal product. In recent years, we have expanded our sales of moderately priced women's apparel to include casual, denim and non-denim, including twill, woven tops and bottoms, and in 1998, we commenced the sale of men's and children's apparel. Our women's apparel products currently include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $4.00 to over $20.00 per garment.

         Over the past three years, approximately 68% of net sales were derived from the sale of pants and jeans, approximately 10% from the sale of shorts and approximately 5% from the sale of shirts. The balance of net sales consisted of sales of skirts, dresses, jackets and other products.

         While denim continues to be in strong demand, our modern spinning and weaving equipment in Mexico has the flexibility to produce both denim and twill.

         In the  ordinary  course of our  business,  we  regularly  evaluate new markets and potential acquisitions. Presently, we believe that numerous opportunities exist to move into new markets and make acquisitions due, in part, to the adverse effect on the earnings of many apparel companies resulting from the recent decline in retail sales, and due to consolidation among retailers.

CUSTOMERS

         We generally market our products to high-volume retailers that we believe can grow into major accounts. By limiting our customer base to a select group of larger accounts, we seek to build stronger long-term relationships and leverage our operating costs against large bulk orders. Although we continue to diversify our customer base, the majority of any growth in sales is expected to come from existing customers.

         The following table shows the percentage of our net sales in fiscal years 2000, 2001 and 2002 attributable to each customer that accounted for more than 5% of net sales.

                                                  PERCENTAGE OF NET SALES
                                              ------------------------------
CUSTOMER                                       2000       2001       2002
---------------------                         -------    -------    --------
The Limited (1)..........................       44.2       22.8        22.6
Lane Bryant (2)..........................         --       20.5        17.6
Tommy Hilfiger...........................         --        7.8        17.4
Walmart..................................        9.1       12.2         9.7
Mervyn's.................................         --        7.9         7.3

----------
(1) Includes Express, Lerner New York and Limited stores, and includes Lane Bryant in 2000.
(2)  Owned by The Limited in 2000, and by Charming Shoppes in 2001 and 2002.

         In the same periods, virtually all of our sales were of private label apparel and several major international brands. We currently serve over 25 customers, which, in addition to those identified above, include K-Mart, Kohl's', Sears, Abercrombie & Fitch, Northern Reflection, and J.C. Penney. Additionally, we manufacture branded merchandise for several major designers.

         We do not have long-term contracts with any of our customers and, therefore, there can be no assurance that any customer will continue to place orders with us of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that our financial condition and results of operations would not be adversely affected. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

DESIGN, MERCHANDISING AND SALES

         While many private label producers only arrange for the bulk production of styles specified by their customers, we not only design garments, but also assist some of our customers in market testing new designs. We believe that our design, sample-production and test-run capabilities give us a competitive advantage in obtaining bulk orders from our customers. We also often receive bulk orders for garments we have not designed because many of our customers allocate bulk orders among more than one producer.

         We have developed integrated teams of design, merchandising and support personnel, some of whom serve on more than one team, that focus on designing and producing merchandise that reflects the style and image of their customers. Teams generally are divided between import and domestic sourcing operations.

         Each team is responsible for all aspects of its customer's needs, including designing products, developing product samples and test items, obtaining orders, coordinating fabric choices and procurement, monitoring production and delivering finished products. The team seeks to identify prevailing fashion trends that meet its customer's retail strategies and design garments incorporating those trends. The team also works with the buyers of its customer to revise designs as necessary to better reflect the style and image that the customer desires to project to consumers. During the production process, the team is responsible for informing the customer about the progress of the order, including any difficulties that might affect the timetable for delivery. In this way, our customer and we can make appropriate arrangements regarding any delay or other change in the order. We believe that this team approach enables our employees to develop an understanding of the customer's distinctive styles and production requirements in order to respond effectively to the customer's needs. During 2000, we opened an office in Bentonville, Arkansas to support this approach and better service the needs of Wal-Mart. We also operate a similar office in Columbus, Ohio for The Limited, which opened in 1999.

         As part of our merchandising strategy, we produce, at our own expense, four collections a year from Hong Kong and Mexico embodying new designs and fabrics. We produce samples at our facilities in Guangdong Province, China, Hong Kong and Mexico. The facilities in China and Mexico currently furnish the majority of our sample requirements.

         From time to time and at scheduled seasonal meetings, we present these samples to the customer's buyers who determine which, if any, of the samples will be produced on a test run or a bulk scale. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores such as divisions of The Limited, may require that a product be tested before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables our customers to identify garments that may appeal to consumers and also provides us with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, we generally receive a significant percentage of the customer's total bulk order of the tested item. In addition, as is typical in the private label business, we receive bulk production orders to produce merchandise designed by our competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

SOURCING

GENERAL

         When bidding for or filling an order, our international sourcing network enables us to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, we manufactured our products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China, and have purchased our fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, we have expanded our network to include suppliers and manufacturers located in a number of additional countries, including Thailand, Egypt and Mexico. Most recently, Mexico, through our vertical integration strategy, has become the source for more than 50% of our merchandise. Key elements of our sourcing strategy include
(i) continuing to maintain our strong sourcing ability in the Far East, and (ii) continuing to expand our production of basic denim and twill products in Mexico. The following table sets forth the percentage of our merchandise, on the basis of the free on board cost at the supplier's plant, or FOB Basis, by country for the periods indicated:

                                             2000       2001        2002
                                           -------    -------     -------
         INTERNATIONAL SOURCING:
             Hong Kong and China ......     30.1 %     29.3 %     25.3 %
             Other (1) ................     11.7 %      9.5 %     13.3 %
         DOMESTIC SOURCING:
             United States ............      7.5 %      9.3 %      6.1 %
             Mexico and Central America     50.7 %     51.9 %     55.3 %
         ----------
         (1)      In  2002,  such  countries   consisted  of  Thailand,   Egypt,
                  Bangladesh, Macau, Mongolia and Nepal.

DEPENDENCE ON CONTRACT MANUFACTURERS

         The use of contract manufacturers and the resulting lack of direct control over the production of our products could result in our failure to receive timely delivery of products of acceptable quality. Although we believe that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a materially adverse effect on our results of operations until an alternative source can be located and commence producing our products. Therefore, we have reduced our reliance on outside third party contractors through our Mexico vertical integration strategy. Our principal fabric supply is through facilities in Puebla and Tlaxcala, Mexico, both of which we own. Garment production is predominantly done in Grupo Famian and Ajalpan, both owned by us, supplemented by Manufactures Cheja and Azteca's cutting, washing, and finishing facilities through our United Apparel Ventures joint venture. All international sourcing is still manufactured by independent cutting, sewing and finishing contractors. See "-- Acquisitions - Vertical Integration."

         Although we monitor the compliance of our independent contractors with applicable labor laws, we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors can result in us being subject to fines and our goods, which are manufactured in violation of such laws, being seized or their sale in interstate commerce being prohibited. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had or could have a material adverse effect upon us, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on us. In addition, our customers require strict compliance by their apparel manufacturers, including us, with applicable labor laws. To that end, we are regularly inspected by some of our major customers. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

         Except for our production management agreement for operating the twill mill near Puebla, Mexico, we do not have any long-term contracts with independent fabric suppliers. The loss of any of our major fabric suppliers could have a material adverse effect on our financial condition and results of operations until alternative arrangements are secured. The impact of such a loss may be offset in part by the acquisition or development of fabric mills and production facilities in Mexico. See " --Acquisitions--Vertical Integration."

DIVERSIFIED PRODUCTION NETWORK

         We believe that we have the ability, through our production network, to operate on production schedules with lead times as short as 45 days. Typically, our specialty retail customers attempt to respond quickly to changing fashion trends and are increasingly less willing to assume the risk that goods ordered on long lead times will be out of fashion when delivered. These retailers, including divisions of The Limited, frequently require production schedules with lead times ranging from 30 to 120 days. Although mass merchandisers, such as Wal-Mart, are beginning to operate on shorter lead times, they are occasionally able to estimate their needs as much as six months to nine months in advance for "program" business--basic products that do not change in style significantly from season to season. Our ability to operate on production schedules with a wide range of lead times helps us to meet our customers' varying needs.

         By allocating an order among different  manufacturers,  we seek to fill the high-volume orders of our customers, while meeting their delivery requirements. Upon receiving an order, we determine which of our suppliers and manufacturers (both owned and third party contractors) can best fill the order and meet the customer's price, quality and delivery requirements. We consider, among other things, the price charged by each manufacturer and the manufacturer's available production capacity to complete the order, as well as the availability of quota for the product from various countries and the manufacturer's ability to produce goods on a timely basis subject to the customer's quality specifications. Our personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that we stagger the delivery of products over several weeks.

INTERNATIONAL SOURCING

         We conduct and monitor our international sourcing operations from our international offices. At December 31, 2002, we had offices in Hong Kong, Thailand and Mexico. The staffs at these locations have extensive knowledge about, and experience with, sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of our senior management, including local staff, visit and inspect the facilities and operations of our international suppliers and manufacturers.

         Foreign manufacturing is subject to a number of risk factors, including, among other things, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas), natural disasters and cultural issues. In addition to these risk factors, we face additional risks arising from the uncertainty regarding the future status of Hong Kong since resumption of Chinese sovereignty on July 1, 1997, the continuation of favorable trade relations between the U.S. and China (in particular the continuation of China's Normal Trade Relations ("NTR") status for tariff purposes), and the continuation of economic reform programs in China which encourage private economic activity. Each of these factors could have a material adverse effect on us.

         While we are in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong or China, we still primarily contract with manufacturers and suppliers located primarily in Hong Kong and China for our international sourcing needs (not including Mexico), and currently expect that we will continue to do so for the foreseeable future. Any significant disruption in our operations or our relationships with our manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on us.

         We  commenced  manufacturing  basic  denim and twill  products  through independent contractors in Mexico in the second quarter of 1997, and are continuing to expand our use of manufacturing facilities in this region. From 1999 through 2002, we expanded our Mexico production capabilities, and acquired several Mexico manufacturing operations. We believe that after absorbing the high startup costs, risks and overhead associated with the process, the further diversification of our international sourcing network by increasing the use of manufacturing facilities in Mexico along with our vertical integration strategy has (i) reduced our cost of goods, (ii) enhanced the proximity of our sourcing operations to our customers and our executive offices, thereby improving delivery times and increasing management's control, and (iii) lessened certain risks of doing business in the Far East. See "--Acquisitions--Vertical Integration."

THE IMPORT SOURCING PROCESS

         As is customary in the apparel industry, we do not have any long-term contracts with our manufacturers. During the manufacturing process, our quality control personnel visit each factory to inspect garments when the fabric is cut, as it is being sewn and as the garment is being finished. Daily information on the status of each order is transmitted from the various manufacturing facilities to our offices in Hong Kong, Mexico and Los Angeles. We, in turn, keep our customers apprised, often through daily telephone calls and frequent written reports. These calls and reports include candid assessments of the progress of a customer's order, including a discussion of the difficulties, if any, that have been encountered and our plans to rectify them.

         We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. Generally, the factories pay us for the fabric with offsets against the price of the finished goods. For our longstanding program business, we may purchase or produce fabric in advance of receiving the order, but in accordance with the customer's specifications. By procuring fabric for an entire order from one source, we believe that production costs per garment are reduced and customer specifications as to fabric quality and color can be better controlled.

         The anti-terrorist measures adopted by the U.S. government and in particular, by the U.S. Customs, have meant more stringent inspection processes before imported goods are cleared. In some instances, these have caused delays in the pre-planned delivery of products to customers.

THE MANUFACTURING PROCESS

         Through our Mexican subsidiaries, we have become a vertically integrated apparel manufacturer. Our vertical integration will reduce product costs, allowing us to better control production variances and making us more competitive in today's business environment. In Mexico, we own two mills along with cutting, sewing, washing, finishing and warehousing facilities and equipment.

         As in the case of products sourced from independent contractors, the manufacturing process begins with the merchandising department in the U.S. working closely with the customers and developing the product. Once the customer places an order for product, the manufacturing process begins. The Mexico and U.S. operations share the same computer system and communications. When an order is entered into the computer system, either electronically or manually, the appropriate plans for production are made in the Mexican facilities. Based on the production schedule, fabric is acquired from our denim plant, our twill plant or an outside third party. The fabric is then cut using computerized as well as manual methods. The cutwork is then transferred to the sewing facility where it is sewn into garments. Once sewn, we apply the appropriate fashion washes and finishes as required by our customers. The finishing facility applies trims, packs, and ships the finished garments to the customers by truck.

DISTRIBUTION

         Based on our world wide sourcing capability and in order to properly fulfill orders, we have tailored our distribution system to meet the needs of the customer. Some customers, like Wal-Mart and Kohl's, use Electronic Data Interchange, or EDI, to send orders and receive merchandise and invoices. The EDI distribution function has been centralized in our Los Angeles corporate headquarters in order to expedite and control the flow of merchandise and electronic information, and to insure that the special requirements of our EDI customers are met.

         For orders sourced outside the United States and Mexico, the merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the United States. For customers with West Coast and Mid West distribution centers, the merchandise is brought into the port of Los Angeles. After Customs clearance, the merchandise is shipped by truck to either our Los Angeles warehouse facility or an independent bonded warehouse in Ohio. Proximity to the customer's distribution center is important for to customer support. For merchandise produced in the Middle East and destined for an East Coast customer distribution center, the port of entry is New York. After Customs clearance, the merchandise is trucked to an independent public warehouse in New Jersey. The independent warehouses are instructed in writing by the Los Angeles office when to ship the merchandise to the customer.

BACKLOG

         At February 26, 2003, we had unfilled customer orders of approximately $135 million as compared to approximately $160 million at February 26, 2002. We believe that all of our backlog of orders as of February 26, 2003 will be filled within the second quarter of fiscal 2003. Backlog is based on our estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. Our experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from our backlog.

SEGMENT INFORMATION

         We operate primarily in one industry segment, the design, manufacturing and importation of private label, moderately priced, casual apparel. For information regarding the revenues and assets associated with our geographic segments, see Note 14 of the "Notes to our Consolidated Financial Statements" included elsewhere in this filing.

IMPORT RESTRICTIONS

QUOTAS

         We imported approximately 94% of our products (on an FOB Basis) in 2002, including approximately 61% imported from Mexico. In the case of Mexico, imports are subject to special rules under NAFTA. While certain apparel imports may enter free of duty and of quota restrictions, other apparel from Mexico remains subject to import duties and quantitative restrictions, but not to the same extent that imports are restricted from countries subject to bilateral textile agreements. Most of the remaining products imported by us were manufactured in foreign jurisdictions (e.g., Hong Kong and China) with which the U.S. has entered into bilateral textile agreements that, among other restrictions, impose specific quantitative restraints, or quotas, on the amounts of various categories of textiles and apparel that can be imported into the U.S. from that foreign jurisdiction during a particular quota year. These bilateral textile agreements also include provisions that allow the U.S. to impose quotas on categories of textiles and apparel not previously under quota or to charge (i.e., impose deductions upon) the quotas for origin-related violations. Accordingly, our operations are subject to the restrictions imposed by these bilateral agreements.

         Through the early 1990s, the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement, or MFA, provided the international framework for the global regulation of the textile and apparel trade. Pursuant to the MFA, the U.S. entered into these bilateral textile agreements for the purpose of imposing quota on the imports of textiles and apparel. However, under The Final Act Embodying the Results of the Uruguay Round of Multilateral Trade Negotiations (the Uruguay Round Agreement) which was agreed to on a preliminary basis in December 1993 by 117 member nations of the General Agreement on Tariffs and Trade, or GATT, and enacted into U.S. domestic law in December 1994 under the Uruguay Round Agreements Act, the MFA has been replaced by the World Trade Organization Agreement on Textiles and Clothing, or ATC. Under the ATC, quota implemented under the MFA on the importation of textiles and apparel from countries that are members of the World Trade

Organization (the WTO, which is the successor organization to GATT under the Uruguay Round Agreement) will be phased out over a ten-year period that commenced on January 1, 1995 (with the U.S. phasing out quota on most of the sensitive categories at the end of this period). However, a member country may, under the Uruguay Round Agreement on Safeguards, re-impose quotas on textiles and apparel under certain specified conditions.

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

         In 2002, products imported using Hong Kong quota accounted for approximately 24% of our net sales (on an FOB Basis). Under the U.S. and Hong Kong rules of origin currently in effect, we conduct certain non-origin conferring manufacturing operations in China for a significant portion of the products we import using Hong Kong quota.

DUTIES AND TARIFFS

         Merchandise we import into the U.S. is subject to rates of duty established by U.S. statute. In general, these rates vary, depending on the type of product, from 2.95% to 47.18% of the appraised value of the product. In addition to duties, in the ordinary course of our business, we, from time to time, may become subject to claims by the U.S. Customs Service for penalties, liquidated damages claims and other charges relating to import activities.
Similarly, from time to time, we may be entitled to refunds from the U.S. Customs Service due to the overpayment of duties.

         Products imported from China into the U.S. receive the same preferential tariff treatment accorded goods from countries granted NTR status. With China becoming a member of the WTO in December 2001, this status is now permanent.

         Our continued ability to source products from foreign jurisdictions may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, changes in trade policy, significant decreases in import quotas, embargoes, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

COMPETITION

         There is intense competition in the sectors of the apparel industry in which we participate. We compete with many other manufacturers, many of which are larger and have greater resources than us. We also face competitions from our own customers and potential customers, many of which have established, or may establish, their own internal product development and sourcing capabilities. For example, The Limited's wholly owned subsidiary, Mast Industries, Inc., competes with us and other private label apparel suppliers for orders from divisions of The Limited. We believe that we compete favorably on the basis of design and sample capabilities, the quality and value of our products, price, production flexibility that we enjoy as a result of our sourcing network and vertical integration initiatives and the long-term customer relationships we have developed.

EMPLOYEES

         At December 31, 2002, we had approximately 150 full-time employees in the United States, 6,600 in Mexico (which includes all manufacturing labor to produce fabric, cut, sew, trim, wash and pack finished garments), 120 in Hong Kong, 110 in China and 10 in Thailand. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         We currently conduct our operations from 22 facilities, 17 of which are leased. Our executive offices are located at 3151 East Washington Boulevard, Los Angeles, California 90023. We lease this facility for an annual rent of approximately $650,000 from a California corporation, which is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase on January 1, 2003 based on the Consumer Price Index. The lease for this facility, under which we are responsible for the payment of taxes, utilities and insurance, terminates in December 2003 subject to a renewal option for five additional years. We also sublease an office at the penthouse at 9000 Sunset Boulevard, Los Angeles at a base rent of $359,640 per year. Furthermore, we also lease 146,000 square feet of warehouse space in South Gate, California for an annual rent of $399,630 from an unrelated third party. In Bentonville, Arkansas, we opened an administrative office during 2000 to handle business related to Wal-Mart. This facility is leased until 2004 for approximately 2,000 square feet at an annual rent of approximately $32,000. In Columbus, Ohio we opened an administrative office during 1999 to handle business related to The Limited. This facility is leased until 2004, for approximately 6,000 square feet at an annual rental of approximately $75,000. We lease approximately 36,000 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which we are responsible for the payment of taxes, utilities and insurance, expires in June 2004. We lease approximately 50,000 square feet, which we use to operate our sample-making facility in Guangdong Province, China. The lease for this facility terminates in 2004 and the annual rent is $60,000. We also lease office space in Bangkok, Thailand to house the small staff we maintain there. We also own two facilities in Ruleville, Mississippi with an aggregate of 70,000 square feet. We also lease one location in New York City for showroom and sales operations. The square footage of this location is approximately 9,000 with an annual base rent of approximately $350,000. This lease expires in 2010. Through our subsidiary, Grupo Famian, we lease seven sewing and washing plants in and around Tehuacan, Mexico from the former owners of Grupo Famian. These facilities are leased until 2010 and have a combined annual rent of approximately $850,000. See "Commitments and Contingencies" and "related-party transactions" in the section of "Notes to Consolidated Financial Statements" for additional information with respect to these facilities.

         On April 18, 1999, we acquired a 250,000 square foot denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. On March 29, 2001, we completed the acquisition of a sewing facility in Ajalpan, Mexico. This facility contains 98,702 square feet. On December 31, 2002, we completed the acquisition of a twill mill facility, which has 1,700,000 square feet, and a capacity of 18 million meters of denim or twill. See "-- Acquisitions--Vertical Integration."

         We believe that all of our existing facilities are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

PATRICK BENSIMON

         Patrick Bensimon caused his company, Needletex, Inc., to transfer its assets to a newly formed limited liability company now known as Jane Doe International, LLC pursuant to the terms of an Asset Purchase Agreement dated April 12, 2000. The new company is beneficially owned 51% by us and 49% by Bensimon. At the same time, Bensimon entered into an employment agreement with the new company, which provided for the payment of a salary to Bensimon and a bonus tied to the new company's sales performance. The existing lenders to Needletex, Inc. agreed to the asset transfer in return for, among other things, the confirmation of Bensimon's continuing guaranty of the loan obligations, the assumption of the loan obligations by the new company and a guaranty of those obligations by us. We received an express indemnity by Needletex, Inc. and Bensimon to reimburse us for all amounts we paid to those lenders for the account of Needletex and Bensimon.

         Thereafter a dispute arose as to whether Bensimon had performed in accordance with his terms of employment set forth in the Employment Agreement. When an amicable resolution of this dispute could not be achieved, Bensimon commenced an arbitration proceeding against his employer (Jane Doe International, LLC), Fashion Resource (TCL), Inc., the managing member of Jane Doe International, and us. We and other respondents contested and vigorously opposed the matter.

         On January 21, 2003, after hearing, the arbitration panel issued an interim award in favor of Bensimon awarding him $1,425,655 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. All other claims asserted by Bensimon were denied. The counterclaims asserted by the respondents also were denied. The panel has yet to make its final award including costs and attorneys fees. These latter items could total in excess of $100,000. On March 10, 2003, we commenced an action against Bensimon in the Los Angeles County Superior Court seeking damages arising out of the express indemnity in the amount of $2,159,387 plus interest and attorney's fees and costs. The amount of the damages sought from Bensimon for express indemnity arises out of payments made by us for the account of Bensimon, as indicated above. In accordance with the terms of the Asset Purchase Agreement, our claim will be referred to a retired judge appointed by the Los Angeles Superior Court to hear and decide the case. Under the terms of this Agreement, the matter must be heard by the retired judge within six months of its having been referred by the Court.

         We also intend to seek court intervention either to vacate the arbitration award made to Bensimon or to stay its enforcement pending resolution of the litigation we commenced against Bensimon.

         We believe that we have a meritorious case against Bensimon on our claim of express indemnity, which we intend to pursue vigorously. As a consequence, we believe we should be able to offset these claims against the arbitration award received by Bensimon.

         We tendered the claim by Bensimon to our insurance carrier, which accepted the tender with a reservation of rights as to whether coverage existed for the claim. After the interim award was made, the insurance carrier denied coverage. During 2002, we recorded a charge of $1.3 million to increase our litigation reserve for this matter.

         We believe that we have reasonable grounds to assert that the insurance carrier has liability for all or some of the damages assessed against it by the arbitration panel and for the legal fees and costs we incurred in opposing the claim in arbitration. Accordingly, we intend to vigorously press a claim against the carrier arising out of its decision to deny us any coverage under the insurance policy we maintain.

OTHER MATTERS

         From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business. Our management does not believe that any of these legal proceedings will have a material adverse impact on our business, financial condition or results of operations, either due to the nature of the claims, or because our management believes that such claims should not exceed the limits of the our insurance coverage.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ NATIONAL MARKET

         Our Common Stock began trading on The Nasdaq Stock Market's National Market under the symbol "TAGS" on July 24, 1995.

         The following table sets forth, for the periods indicated, the range of high and low sale prices for our Common Stock as reported by Nasdaq.

                                                            Low          High
                                                         ---------     ---------
2001
First Quarter ..........................                    3.06         6.00
Second Quarter .........................                    4.50         7.12
Third Quarter ..........................                    3.25         6.62
Fourth Quarter .........................                    2.76         5.48

2002
First Quarter ..........................                    4.65         5.49
Second Quarter .........................                    4.95         6.49
Third Quarter ..........................                    4.79         6.45
Fourth Quarter .........................                    3.99         5.00

         On March 25, 2003, the last reported sale price of our Common Stock as reported by Nasdaq was $3.68. As of March 25, 2003, we had 18 shareholders of record.

DIVIDEND POLICY

         We have not declared dividends on our common stock during either of the last two fiscal years. We intend to retain any future earnings for use in our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our credit agreement prohibits the payment of dividends during the term of the agreement. See Note 7 to "Notes to Consolidated Financial Statements."

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002.

                           NUMBER OF SECURITIES      WEIGHTED-AVERAGE     NUMBER OF SECURITIES
                             TO BE ISSUED UPON      EXERCISE PRICE OF    REMAINING AVAILABLE OR
                                EXERCISE OF            OUTSTANDING        FUTURE ISSUANCE UNDER
                           OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      EQUITY COMPENSATION
                            WARRANTS AND RIGHTS         AND RIGHTS                PLANS
                           --------------------     -----------------    ----------------------
Equity compensation
plans approved by               6,376,487                 $8.89                  1,723,513
security holders

Equity compensation
plans not approved by               --                      --                       --
security holders
                                ---------                 -----                  ---------
Total                           6,376,487                 $8.89                  1,723,513
                                =========                 =====                  =========

RECENT SALE OF UNREGISTERED SECURITIES

         On December 31, 2002, we issued 100,000 shares of Series A Preferred Stock (the "Series A Shares") to Rosa Lissette Nacif Benevides. The Series A Shares were issued in connection with the acquisition by our wholly-owned subsidiaries, Tarrant Mexico, S. de R.L. de C.V. and Machrima Luxembourg International, Sarl, of a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located (the "Acquisition"). The Acquisition was made pursuant to an Agreement for the Purchase of Assets and
Stock, dated as of December 31, 2002, by and among us, Trans Textil International, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Rosa Lisette Nacif Benavides, Gazi Nacif Borge, Jorge Miguel Echevarria Vazquez, and Kamel Nacif Borge. Pursuant to the purchase agreement, Tarrant Mexico purchased from Trans Textil all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides all the issued and outstanding capital stock of Inmobiliaria, which owns the buildings and real estate. A portion of the purchase price for the Inmobiliaria shares consisted of the issuance to Rosa Lisette Nacif Benavides of the Series A Shares, which will become convertible, at the option of the holder, into 3,000,000 shares of common stock upon the approval by our shareholders at the 2003 annual meeting. Pursuant to the Purchase Agreement, we issued the Series A Shares to a subsidiary of ours, and subsequently caused the transfer of the Series A Shares to Rosa Lisette Nacif Benavides as partial repayment of indebtedness owed by Inmobiliaria to Ms. Benavides. Ms. Benevides represented to us that she was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that she was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.


                                           Year Ended December 31,
                               -----------------------------------------------
                                 1998     1999      2000      2001      2002
                               -------- --------  --------  --------  --------
                                     (In thousands, except per share data)
Income Statement Data:
Net sales...................  $378,155  $395,341  $395,169  $330,253  $347,391
Cost of sales...............   307,077   329,131   332,333   277,525   302,082
                              --------  --------  --------  --------  --------
  Gross profit..............    71,078    66,210    62,836    52,728    45,309
Selling and distribution
 expenses...................    11,274    13,692    17,580    14,345    10,757
General and administrative
 expenses...................    19,896    25,259    40,327    33,136    30,082
Amortization of
 intangibles(1)(3)..........     1,337     2,312     2,840     3,317       --
                              --------  --------  --------  --------  --------
  Income from operations....    38,571    24,947     2,089     1,930     4,470
Interest expense............    (2,423)   (5,771)   (9,850)   (7,808)   (5,444)
Interest income.............       360       396     1,295     3,256     4,748
Minority interest...........        --        --     1,313      (412)   (4,581)
Other income(2).. ..........       590       920     1,350     1,853     2,648
Other expense(2)............       (22)     (172)     (193)     (856)   (2,004)
                              --------  --------  --------  --------  --------
Income before provision for
 income taxes and cumulative
effect of accounting change.    37,076    20,320    (3,996)   (2,037)     (163)
Provision for income taxes..   (12,410)   (7,439)    1,478       852     1,051
                              --------  --------  --------  --------  --------
Income (loss) before
 cumulative effect of
 accounting change.. .......  $ 24,666  $ 12,881  $ (2,518) $ (2,889) $ (1,214)
Cumulative effect of
 accounting change(3).......        --        --        --        --    (4,871)
                              --------  --------  --------  --------  --------
Net income (loss)...........  $ 24,666  $ 12,881  $ (2,518) $ (2,889) $ (6,085)
                              ========  ========  ========  ========  ========

Net income (loss) per share - Basic:
 Before cumulative effect of
 Accounting change..........  $   1.82  $   0.85  $  (0.16) $  (0.18) $  (0.08)
 Cumulative effect of
 Accounting change..........       --        --        --        --      (0.30)
 After cumulative effect of
 Accounting change..........  $   1.82  $   0.85  $  (0.16) $  (0.18) $  (0.38)

Net income (loss) per share - Diluted:
 Before cumulative effect of
 Accounting change..........  $   1.71  $   0.79  $  (0.16) $  (0.18) $  (0.08)
 Cumulative effect of
 Accounting change..........       --        --        --        --      (0.30)
 After cumulative effect of
 Accounting change..........  $   1.71  $   0.79  $  (0.16) $  (0.18) $  (0.38)

Weighted average shares
 Outstanding (000)
 Basic.....................     13,520    15,200    15,815    15,825    15,834
 Diluted...................     14,417    16,314    15,815    15,825    15,834

                                             As of December 31,
                                 --------------------------------------------
                                   1998     1999     2000     2001     2002
                                 -------- -------- -------- -------- --------
                                               (In thousands)
Balance Sheet Data:
Working capital................$ 57,082 $ 25,196  $ 27,957  $ 25,109 $ 11,731
Total assets................... 153,891  295,042   308,092   288,467  318,202
Bank borrowings and long-term
 obligations...................  36,694   99,072   114,439   111,336  106,937
Shareholders' equity..........   79,210  139,403   130,489   125,164  121,161
----------
(1)   See "Item 1. Business--Acquisitions."
(2) Major components of Other income (expense) (as presented above) include fees paid by affiliate entities for management and administrative services provided by us, royalty income, and foreign currency gains or losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed our first annual assessment of impairment, which resulted in an impairment loss of $4.9 million.

ITEM 7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

GENERAL

         We are a leading provider of private label casual apparel, serving specialty retail, mass merchandise and department store chains and major international brands located primarily in the United States by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Our major customers include specialty retailers, such as Lerner New York, Limited Stores and Express, all of which are divisions of The Limited, as well as Lane Bryant, Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl's, Mervyns, Sears and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         In 2000, our net sales remained flat, however, in 2001, our net sales decreased by 16.4% to $330 million. In 2002, our net sales increased by 5.2% to $347 million. In 2001 and 2002, we experienced a net loss of $2.9 million and $1.2 million, respectively, before cumulative effect of accounting change due to our adoption of SFAS No. 142, and $2.9 million and $6.1 million, respectively, after the cumulative effect of accounting change.

         From inception, we relied primarily on independent contract manufacturers located primarily in the Far East. Commencing in the third quarter of 1997, and taking advantage of the North American Free Trade Agreement, or NAFTA, we substantially expanded our use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Commencing in 1999, and concluding in December 2002 with the purchase of a denim and twill manufacturing plant in Tlaxacala, Mexico, we engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico while maintaining our sourcing operation in the Far East. We believe that the dual strategy of maintaining independent contract manufacturers in the Far East and operating manufacturing facilities in Mexico controlled can best serve the different needs of our customers and enable us to capitalize on advantages offered by both markets. We believe this diversified approach also helps to mitigate the risks of doing business abroad, such as transportation delays, economic and political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions.

         On June 28, 2000, we signed a production agreement with Manufactures Cheja, the original term of which extended through February 2002. We extended the contract for an additional quantity of 6.4 million units commencing on April 1, 2002, which was amended on November 8, 2002, for the manufacture of 5.7 million units through September 30, 2004.

         On April 12, 2000, we formed a new company, Jane Doe International, LLC, or JDI. This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of ours, and 49% by Needletex, Inc. In March 2001, we converted JDI from an operating company to a licensing company, and entered into two licenses with regards to the use of the Jane Doe trademark. Pending the outcome of the litigation with Patrick Bensimon, owner of Needletex Inc., this licensing company has been largely dormant in its activities in 2002. For a description of the terms of this acquisition and details of the litigation, see "Item 3. Legal Proceedings."

         On December 2, 1998, we contracted to acquire a fully operational facility being constructed near Puebla, Mexico by an affiliate of Kamel Nacif, our principal shareholder. On October 16, 2000, we extended our option to purchase the facility until September 30, 2002. In September, 2002, we exercised the option to purchase the facility and completed the transaction at the end of December, 2002. See "-- Acquisitions - Vertical Integration."

         We believe there is a major competitive advantage in being a fully integrated supplier with the capability of controlling and managing the process of manufacturing from raw materials to finished garments. In order to execute the garment production operations, facilities have been acquired and developed to support anticipated capacity requirements. Computer systems have been developed and installed, which allow us to better track our production and inventory. New operational policies have been implemented to insure operations function efficiently and effectively.

         We have entered into a program of sharing Mexico production facilities with Azteca, and we believe improved utilization of our production facilities should lower unit costs and favorably impact margins. In order to manage the shared utilization, new procedures have been adopted, which we believe will maintain control and appropriately allocate costs between Azteca and us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included elsewhere in this report.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

         We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due us could be reduced by a material amount.

         As of December 31, 2002, the balance in the allowance for returns, discounts and bad debts reserves was $4.3 million, compared to $6.2 million at December 31, 2001. This reduction can be explained by an additional reserve for bad debt related to a particular customer in 2001.

INVENTORY

         Our inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by us to properly value inventory.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

         We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

         o a significant underperformance relative to expected historical or projected future operating results;

         o a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

         o        a significant negative industry or economic trend.

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed our first annual assessment of impairment, which resulted in an impairment loss of $4.9 million.

INCOME TAXES

         As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations. Accruals are also estimated for ongoing audits regarding Federal tax issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for.

DEBT COVENANTS

     Our debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 7 to our consolidated financial statements. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 87% of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We believe that results of operations will improve for the year ending December 31, 2003 and thereafter and the likelihood of our defaulting on debt covenants is decreasing absent any material negative event affecting the U.S. economy as a whole. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                           Year Ended
                                                          December 31,
                                                      -------------------
                                                       2000   2001   2002
                                                      -----  -----  -----
Net sales...........................................  100.0% 100.0% 100.0%
Cost of sales.......................................   84.1   84.0   87.0
                                                      -----  -----  -----
Gross profit........................................   15.9   16.0   13.0
Selling and distribution expenses...................    4.5    4.4    3.1
General and administration expenses.................   10.2   10.0    8.6
Amortization expense(1)(2)..........................    0.7    1.0    0.0
                                                      -----  -----  -----
Income from operations..............................    0.5    0.6    1.3
Interest expense....................................   (2.5)  (2.4)  (1.6)
Interest income.....................................    0.3    1.0    1.4
Minority interest...................................    0.3   (0.1)  (1.3)
Other income........................................    0.4    0.6    0.8
Other expense.......................................   (0.0)  (0.3)  (0.6)
                                                      -----  -----  -----
Loss before provision for income taxes
  and cumulative effect of accounting change........   (1.0)  (0.6)   0.0
Income taxes........................................    0.4   (0.3)  (0.3)
                                                      -----  -----  -----
Loss before cumulative effect of accounting
  change............................................   (0.6)  (0.9)  (0.3)
Cumulative effect of accounting change(2)...........     --     --   (1.4)
                                                       -------------------
Net loss............................................   (0.6)% (0.9)% (1.7)%
                                                       =====  =====  =====
----------
(1)  Reflects amortization of the excess of cost over fair value of assets.
(2)  Reflects the adoption of SFAS No. 142

COMPARISON OF 2002 TO 2001

         Net sales increased by $17.1 million, or 5.2%, from $330.3 million in 2001 to $347.4 million in 2002, primarily due to the success of United Apparel Venture, LLC. The increase in net sales was attributed to $34.6 million increase in sales to Tommy Hilfiger, one of the two customers of UAV, and $12 million to Kohl's. The increase in sales to these two customers was offset by decreases of $6.4 million in sales to Charming group, $2.9 million to mass merchandisers, and $6.5 million to outlets, and the rest among other less significant accounts.

         Gross profit (which consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing) for 2002 was $45.3 million, or 13% of net sales, compared to $52.7 million, or 16.0 % of net sales, for 2001, representing a decrease of 14.1%. The decrease of $7.4 million in gross profit occurred primarily because of the increase in quota prices from Hong Kong imports and insufficient capacity utilization in Mexico in the first and fourth quarters.

         Selling and distribution expenses decreased from $14.3 million in 2001 to $10.8 million in 2002 due to better control of overhead and reduction in distribution costs. As a percentage of sales, these variable expenses decreased from 4.4% in 2001 to 3.1% in 2002. General and administrative expenses decreased from $33.1 million in 2001 to $30.1 million in 2002. As a percentage of net sales these expenses decreased from 10.0% in 2001 to 8.6% in 2002. Included in these expenses for 2002 was a charge of $1.3 million for a litigation reserve. See "Item 3. Legal Proceeding." The charge for the change in the allowances for returns and discounts for 2002 was $867,000, or 0.2% of sales, compared to such charge of $2.7 million, or 0.8% of sales, during 2001. The higher allowance expenses in 2001 were caused by a special reserve of $2.4 million for bad debt related to a particular customer. After adjusting for the reduction in the allowance expense for discounts and returns and the reserve for the litigation, general and administrative expenses decreased by $2.6 million in 2002 as compared to 2001. This decrease was due to our continuing cost cutting efforts.

         Income from operations was $4.5 million in 2002, or 1.3% of net sales, compared to $1.9 million in 2001, or 0.6% of net sales, due to the factors described above.

         Interest expense decreased from $7.8 million in 2001 to $5.4 million in 2002. This decrease in interest expense was as a result of reduced borrowings due to the pay down of certain debt facilities during 2002 and interest rate reductions positively impacting the variable rate debt. Interest income was $4.7 million in 2002 compared to $3.3 million in 2001. Included in interest income were approximately $4.5 million for 2002 and $3.2 million for 2001 from the related party note receivable related to the sale of certain equipment pertaining to the twill mill, which we re-acquired in December 2002. This interest income was recorded on a cash collected basis. Other income increased from $1.9 million in 2001 to $2.6 million in 2002 while other expenses increased from $856,000 to $2.0 million in 2002.

         Minority interest expense was $(4.6) million in 2002 as compared to ($412,000) in 2001. The minority interest in 2001 and 2002 represented the minority holder's share of the UAV subsidiary's income.

         Loss before taxes and cumulative effect of accounting change was $2.0 million in 2001 and $163,000 in 2002, representing 0.6% and 0.0% of net sales, respectively. The decrease in loss before taxes as a percentage of net sales was due to the factors discussed above.

         Provision for income taxes was $852,000 in 2001 versus $1.1 million in 2002.

         Loss after taxes and cumulative effect of accounting change was $2.9 million in 2001 and $6.1 million in 2002, representing 0.9% and 1.7% of net sales, respectively.

COMPARISON OF 2001 TO 2000

         Net sales decreased by $64.9 million, or 16.4%, from $395.2 million in 2000 to $330.3 million in 2001. The decrease in net sales included a decrease in sales of $14.3 million to mass merchandisers, a decrease of $32.4 million to divisions of The Limited (excluding Lane Bryant which was sold to Charming Shoppes in 2001) and a decrease of $6.4 million as a result of converting Jane Doe from a sales company to a licensing company. The decrease in net sales was primarily attributable to the overall economic conditions, which are affecting the retail industry. The weakening economy and announced layoffs have affected consumer spending habits thus hurting retail sales and causing retailers to reduce their orders from suppliers, including us. During 2001, sales to divisions of The Limited accounted for 22.8% of total sales as compared to 27.3% in 2000. These results do not include sales to Lane Bryant, which was sold by The Limited in August 2001.

         Gross profit (which consists of net sales less product costs, duties and direct costs attributable to production) for 2001 was $52.7 million, or 16.0% of net sales, compared to $62.8 million, or 15.9 % of net sales, for 2000, a decrease of 16.1%. The decrease of $10.1 million in gross profit occurred primarily because of the decline in sales during 2001 as compared to 2000. The gross profit percent was consistent in both years although lower than anticipated due to excess manufacturing capacity during the year and lower sales levels.

         Selling and distribution expenses decreased from $17.6 million in 2000 to $14.3 million in 2001. As a percentage of sales these expenses decreased from 4.5% in 2000 to 4.4% in 2001. General and administrative expenses decreased from $40.3 million in 2000 to $33.1 million in 2001. As a percentage of sales these expenses decreased from 10.2% in 2000 to 10.0% in 2001. The charge for the change in the allowance for returns and discounts for 2000 was $1.3 million, or 0.3% of sales, compared to such charge of $2.7 million, or 0.8% of sales, during 2001. After adjusting for the net increase in the allowance for discounts, general and administrative expenses decreased by $8.6 million in 2001 as compared to 2000. This decrease was due to our continuing cost cutting efforts focused on eliminating redundant costs and inefficiencies. During 2001, we transitioned some of our operations to Mexico thereby reducing overall overhead.

         Income from operations was $2.1 million in 2000, or 0.5% of net sales, compared to $1.9 million in 2001, or 0.6% of net sales, due to the factors described above.

         Interest expense decreased from $9.8 million in 2000 to $7.8 million in 2001. This decrease in interest expense was as a result of reduced borrowings due the pay down of certain debt facilities during 2001 and interest rate reductions positively impacting the variable rate debt. Interest income was $3.3 million in 2001 compared to $1.3 million in 2000. Included in interest income were approximately $3.2 million during 2001 and $1.0 million in 2000 from the note receivable related to the sale of certain equipment pertaining to the twill mill. The note receivable was outstanding for all of fiscal 2001 and only from October through December 2000. Other income increased from $1.4 million in 2000 to $1.9 million in 2001 while other expenses increased from $193,000 in 2000 to $856,000 in 2001.

         Minority interest was ($412,000) in 2001 as compared to of $1.3 million in 2000. In 2000, the minority interest amount represents the minority partner's share of losses for JDI, in which we acquired a 51% interest on April 12, 2000. Such loss was recorded up to the original investment amount of the minority partner. The minority interest in 2001 represents the minority share of the UAV joint venture income.

         Loss before taxes was $4.0 million in 2000 and $2.0 million in 2001, representing (1.0)% and (0.6)% of net sales, respectively. The increase in loss before taxes as a percentage of net sales was due to the decrease in net sales, selling and distribution expenses and general and administrative expense and interest expense and an increase in interest income.

         Provision (credit) for income taxes was a credit of $1.5 million in 2000 versus an expense of $0.9 million in 2001. The difference is due to the ability to carry larger amounts of net operating carry backs to prior periods in 2000 combined with greater foreign income and related tax expense in 2001.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                Quarter Ended
                   -----------------------------------------------------------------------
                   Mar. 31, Jun. 30, Sep. 30, Dec. 31, Mar. 31, Jun. 30, Sep. 30, Dec. 31,
                     2001     2001     2001     2001     2002     2002     2002     2002
                   -------- -------- -------- -------- -------- -------- -------- --------
                                               (In millions)
Net sales.......    $84.3    $96.1     $78.2   $71.6     $65.2    $95.3    $94.3   $92.6
Gross profit....     14.4     15.8      10.1    12.4       8.4     14.5     14.2     8.2
Operating income
 (loss).........      0.9      3.3      (3.3)    1.1      (0.8)     4.8      3.6    (3.1)
Net income
 (loss).........      0.4      1.7      (4.2)   (0.8)     (6.6)     1.3      1.1    (1.9)


                                                Quarter Ended
                   -----------------------------------------------------------------------
                   Mar. 31, June 30, Sep. 30, Dec. 31, Mar. 31, Jun. 30, Sep. 30, Dec. 31,
                     2001     2001     2001     2001     2002     2002     2002     2002
                   -------- -------- -------- -------- -------- -------- -------- --------
Net sales.......    100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Gross profit....     17.1     16.5     12.9     17.3     12.9     15.1     15.1      8.9
Operating income
 (loss).........      1.1      3.4     (4.3)     1.5     (1.3)     5.0      3.8     (3.4)
Net income
 (loss).........      0.5      1.8     (5.4)    (1.1)   (10.1)     1.4      1.2     (2.1)


         As is typical for us, quarterly net sales fluctuated significantly because our customers typically place bulk orders with us, and a change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity requirements arise from the funding of our working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from our contract manufacturers that relate primarily to fabric we purchase for use by those manufacturers. Our primary sources for working capital and capital expenditures are cash flow from operations, borrowings under our bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, borrowing from affiliates and the proceeds from the exercise of stock options.

         Our liquidity is dependent, in part, on customers paying on time. Any abnormal chargebacks or returns may affect our source of short-term funding. We are also subject to market price changes. Any changes in credit terms given to major customers may have an impact on our cash flow. Suppliers' credit is another major source of short-term financing and any adverse changes in their terms will have negative impact on our cash flow.

         Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2002 (in millions):

CONTRACTUAL OBLIGATIONS                        PAYMENTS DUE BY PERIOD
--------------------------      ------------------------------------------------
                                             Less     Between   Between    After
                                            than 1      2-3       4-5        5
                                 Total       year      years     years     years
                                -------    -------    ------    ------    ------
Long-term debt ...........      $  77.6    $  21.7    $ 55.9    $  0      $  0
Operating leases .........      $  12.8    $   3.1    $  3.2    $  2.6    $  3.9
Total Contractual
   Cash Obligations ......      $  90.4    $  24.8    $ 59.1    $  2.6    $  3.9

                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                              TOTAL AMOUNTS    ------------------------------------------
OTHER COMMERCIAL                COMMITTED       Less than   Between    Between    After
COMMITMENTS AVAILABLE TO US       TO US          1 year    2-3 years  4-5 years  5 years
---------------------------   -------------    ------------------------------------------
Lines of Credit ..........        $129.5          $69.5      $60.0        --        --
Letters of Credit (within
   lines of credit) ......        $ 25.0          $25.0        --         --        --
Total Commercial
   Commitments ...........        $129.5          $69.5      $60.0        --        --


         Net cash provided by operating activities was $15.5 million in 2002, as compared to net cash provided by operations in 2001 of $30.1 million and $14.9 million in 2000. Net cash provided by operations in 2002 resulted primarily from a net loss of $6.1 million adjusted for depreciation and amortization of $10.1 million. In addition to these items, the components of working capital impacting cash from operations included an increase of $7.1 million in accounts receivable, a decrease of $5.8 million in inventory, an increase of $5.5 million in tax payable, an increase of $2.7 million in accrued liabilities offset by an increase of $10.7 million in due from affiliates. Changes from prior years were a result of net income provided and changes in working capital.

         During 2002, cash flow used in investing activities was $4.8 million, as compared to $9.2 million in 2001 and $28.2 million in 2000. Cash used in investing activities in 2002 included approximately $3.0 million for purchase of fixed assets and equipment primarily in Mexico for production purposes.

         During 2002, cash used in financing activities was $9.3 million as compared to cash of $22.1 million used in financing activities in 2001 and an inflow of $14.5 million in 2000. Cash used in financing activities in 2002 included $3.2 million net repayment to shareholders and officers, and $6.1 million net repayment to the borrowing facilities.

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation, or UPS, to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and Fashion Resource (TCL), Inc. and Machrima Luxembourg SARL, a new holding company we formed during 2002, Mr. Gerard Guez, our chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including no two consecutive quarterly losses, aggregate net worth of $105 million and $109 million at the end of 2002 and 2003, respectively, interest coverage of 1.5 times, fixed charge ratio of 1.25 to 1 and leverage ratio of 2.1 to 1 in 2002 and 1.6 to 1 in 2003. As of December 31, 2002, $24.2 million, of which $12.9 million was for letters of credits, was outstanding under this facility. We were in violation of our fixed charge ratio covenant at December 31, 2002 for which a waiver was obtained for a fee of $5,000.

         On January 21, 2000, we entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. In addition, the facility is subject to various financial covenants with quarterly targets, including provisions for tangible net worth of not less than $98.5 million subject to adjustment for the fluctuating of the exchange rate of Mexican peso of December 31 2000 or that of the preceding year-end, fixed charge ratio of 1.1 to 1, and interest coverage ratios of 3.2 to 1, leverage ratio of not more than 1.6 to 1 at year-end and prohibits the payment of dividends. On March 2, 2001, we entered into an amendment of our Debt Facility with GMAC Commercial Finance, LLC (GMAC), who solely assumed the facility in 2000. This amendment reduced the $105.0 million facility to $90.0 million. Our over-advance line of $25 million converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. A total of $58 million was outstanding under the Debt Facility at December 31, 2002.

         As of December 31, 2002, we were in violation of covenants on interest coverage, total leverage ratio, and fixed charges under the Debt Facility. We received a waiver from GMAC with respect to our violation of these covenants, and we received a waiver from GMAC with respect to our compliance at March 31, 2003 with all financing covenants under the Debt Facility. We paid GMAC $45,000 for this waiver. We have agreed with GMAC to set new financial convenants for fiscal 2003 based on our projections before May 1, 2003.

         The Debt Facility includes a factoring arrangement whereby we factor with GMAC accounts receivables from customers with debt ratings below BBB. We did not receive advances against these receivables, and were paid only upon collection of proceeds. For this credit insurance arrangement, we pay the factor a commission of 60 basis points.

         As of December 31, 2002, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $298,000. This subsidiary also had a credit facility with Banco Nacional de Comercio Exterior SNC, which we guaranteed. This facility provided for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of December 31, 2002, the outstanding amount was $4.7 million. After the merger of Grupo Famian into Tarrant Mexico, the bank agreed that Tarrant Mexico was to repay the outstanding amount of $4.7 million in monthly installments of $523,000 each commencing March 26, 2003.

         We have two equipment loans with initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of America Leasing ("BOA"), respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of December 31, 2002 were $7.1 million due to GE Capital and $2.4 million due to BOA. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from BOA in the year 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth ($30 million), leverage ratio of not more than two times and no losses for two consecutive quarters. We were in violation of the covenant on consecutive quarterly losses and obtained a waiver from the bank on March 28, 2002 for a fee of $10,000 and acceleration by $25,000 of monthly repayment of principal. We have classified the GE Capital obligation as a current liability because of the potential that we may be in violation of one or more of the covenants under the GE Capital facilities for the first quarter of 2003. The BOA facility is subject to a financial benchmark on interest coverage (3 to 1) and a leverage ratio of not more than 2 times.

         The Debt Facility with GMAC and the credit facilities with UPS, GE Capital and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities. Similarly, if we breach a financial benchmark set by BOA, the bank can accelerate repayment of all outstanding principal amount to become six equal monthly installments.

         During 2000, we financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $7.3 million was outstanding as of December 31, 2002. Of the $7.3 million, $4.6 million is denominated in the Euro. The remainder is payable in U.S. dollars.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of December 31, 2001, $2.3 million in letters of credit were open under this arrangement.

         An unrealized gain of $104,000 and an unrealized loss of $1 million were recorded at December 31, 2001 and 2002, respectively, related to foreign currency fluctuations and is recorded in other income (expense) in the accompanying statement of operations. In addition, during the year ended December 31, 2000, we entered into hedge contracts for Euros related to this debt and for our peso exposure.

         The weighted average interest rates on short-term bank borrowing as of December 31, 2002 and 2001 were 4.1% and 6.7%, respectively.

         We have financed our operations from our cash flow from operations, borrowings under our bank and other credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for the Mexican twill and production facility), the proceeds from the exercise of stock options and from time to time shareholder advances. Our short-term funding relies very heavily on our major customers, bankers, suppliers and major shareholders. From time to time, we have temporary over-advances from our bankers and short-term funding from our major shareholders. Any withdrawal of support from these parties will have serious consequences on our liquidity.

         We may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under our bank credit facilities, issuance of long- term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, there is no plan for any major capital expenditure. See- "Item 1. Acquisitions - Vertical Integration."

         We do not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Messrs. Guez and Kay. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $1,330,000 in 2002 for rent for office and warehouse facilities.

         From time to time, we have borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez, Kay and Nacif. The maximum amount of such borrowings from Mr. Kay in 2002 was $2,317,000. The maximum amount of such advances to Messrs. Guez and Nacif during 2002 was approximately $4,923,000 and $8,896,000, respectively. As of December 31, 2002, we were indebted to Mr. Kay in the amount of $487,000. Messrs. Guez and Nacif had an outstanding advance from us in the amount of $4,879,000 and $723,000, respectively, as of December 31, 2002. All advances to, and borrowings from, Messrs. Guez and Kay in 2002 bore interest at the rate of 7.75%. Subsequent to the enactment of the Sarbanes-Oxley Act of 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         On December 31, 2002, our wholly owned subsidiaries, Tarrant Mexico and Machrima Luxembourg, acquired a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located. Pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, Tarrant Mexico purchased from Trans Textil all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides (the "Inmobiliaria Shareholders") all the issued and outstanding capital stock of Inmobiliaria, which owns the buildings and real estate. The purchase price for the machinery and equipment was paid by cancellation of $42 million in indebtedness owed by Trans Textil to Tarrant Mexico. The purchase price for the Inmobiliaria shares consisted of a nominal cash payment to the Inmobiliaria Shareholders of $500, and subsequent repayment by us and our affiliates of approximately $34.7 million in indebtedness of Inmobiliaria to Kamel Nacif Borge, his daughter Rosa Lisette Nacif Benavides, and certain of their affiliates, which payment was made by: (i) delivery to Rosa Lisette Nacif Benavides of one hundred thousand shares of our newly created, non-voting Series A Preferred Stock, which shares will become convertible into three million shares of common stock if our common stockholders approve the conversion at the Annual Meeting; (ii) delivery to Rosa Lisette Nacif Benavides of an ownership interest representing twenty-five percent of the voting power of and profit participation in Tarrant Mexico; and (iii) cancellation of approximately $14.9 million of indebtedness of Mr. Nacif and his affiliates.

         Kamel Nacif Borge is an employee of Tarrant Mexico and the beneficial owner of more than 5% of our outstanding common stock. Jamil Textil, S.A. de C.V., an entity we believe is controlled by Mr. Nacif, owns 1,720,000 shares of our common stock, representing approximately 10.9% of our outstanding common stock as of December 31, 2002. Trans Textil, an entity controlled by Mr. Nacif and his family members, was initially commissioned by us to construct and develop the plant in December 1998. Subsequent to completion, Trans Textil purchased and/or leased the plant's manufacturing equipment from us and entered into a production agreement that gave us the first right to all production capacity of the plant. This production agreement included the option for us to purchase the facility and discontinue the production agreement with Trans Textil through September 30, 2002. We exercised the option and acquired the plant as described above.

         From time to time, we have advanced funds to Mr. Nacif and his affiliates, and Mr. Nacif and such affiliates have advanced funds to us. Immediately prior to the mill acquisition, Mr. Nacif and his affiliates owed us approximately $7.5 million, which indebtedness was cancelled as part of the repayment by Inmobiliaria of indebtedness due Mr. Nacif and his affiliates.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc., called United Apparel Ventures, LLC. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned subsidiary of ours, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Since October 2002, both parties have contributed the Express business into UAV and the results are consolidated in the company's financials. UAV makes purchases from two related parties in Mexico, Azteca and Tag-it Pacific, Inc.

         In 1998, a California limited liability company owned by Messrs. Guez and Kay purchased 2,390,000 shares of the Common Stock of Tag-It Pacific, Inc. (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $23.9 million of trim inventory from Tag-It during the year ended December 31, 2002. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf.

         We have adopted a policy that any transactions between us and any of our affiliates or related parties, including our executive officers, directors, the family members of those individuals and any of their affiliates, must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

RISKS RELATED TO OUR BUSINESS

WE DEPEND ON A GROUP OF KEY CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR SALES. A SIGNIFICANT ADVERSE CHANGE IN A CUSTOMER RELATIONSHIP OR IN A CUSTOMER'S FINANCIAL POSITION COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

         Affiliated stores owned by The Limited (including Lerner New York, Limited Stores and Express) accounted for approximately 22.6% and 22.8% of our net sales in fiscal years 2002 and 2001, respectively. Lane Bryant, owned by Charming Shoppes, accounted for 17.6% and 20.5% of our net sales in fiscal years 2002 and 2001, respectively. Moreover, we believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

         While we have long-standing customer relationships, we do not have long-term contracts with any of them, including The Limited. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time.

A decision by a major customer, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

         These and other financial problems of some of our retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables, limit our ability to collect amounts related to previous purchases by that customer, or result in required prepayment of our receivables securitization arrangements, all of which could harm our business and financial condition.

WE HAVE ONLY LIMITED EXPERIENCE OPERATING A VERTICALLY INTEGRATED BUSINESS.

         During 2002, we completed the vertical integration of our business, which included: (1) establishing cutting, sewing, washing, finishing, packing, shipping and distribution activities in company-owned facilities or through the acquisition of established contractors and (2) establishing fabric production capability through the acquisition of established textile mills or the construction of new mills. Prior to 1999, we had no previous history of operating textile mills or cutting, sewing, washing, finishing, packing or shipping operations upon which an evaluation of the prospects of our vertical integration strategy can be based. Since the beginning of our vertical integration strategy, we have experienced increased complexities. In addition, the implementation of the integration strategy could place significant strain on our administrative, operational and financial resources and increased demands on our financial systems and controls. Our ability to manage our vertical integration successfully will require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage our vertical integration effectively, our operating results could be adversely affected.

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         Since our inception, we have experienced periods of rapid growth. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         We have experienced, and expect to continue to experience, substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include the timing of our introduction of new product lines, the level of consumer acceptance of each new product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonality of the markets in which we participate, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the weather, transportation delays, quotas, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

INCREASES IN THE PRICE OF RAW MATERIALS OR THEIR REDUCED AVAILABILITY COULD INCREASE OUR COST OF SALES AND DECREASE OUR PROFITABILITY.

         The principal raw material used our apparel is cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO OFFER INNOVATIVE AND UPGRADED PRODUCTS.

         The apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to continuously develop, market and deliver innovative products at a pace and intensity competitive with other manufacturers in our segments. In addition, we must create products that appeal to multiple consumer segments at a range of price points. Any failure on our part to regularly develop innovative products and update core products could:

         o limit our ability to differentiate, segment and price our products;

         o        adversely  affect  retail  and  consumer   acceptance  of  our
                  products; and

         o        limit sales growth.

         The increasing importance of product innovation in apparel requires us to strengthen our internal research and commercialization capabilities, to rely on successful commercial relationships with third parties such as fiber, fabric and finishing providers and to compete and negotiate effectively for new technologies and product components.

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

         We need talented and experienced personnel in a number of areas including our core business activities. Our success is dependent upon strengthening our management depth across our business at a rapid pace. An inability to retain and attract qualified personnel or the loss of any of our current key executives could harm our business. Our ability to attract and retain qualified employees is adversely affected by the Los Angeles location of our corporate headquarters due to the high cost of living in the Los Angeles area.

WE DEPEND ON OUR COMPUTER AND COMMUNICATIONS SYSTEMS.

         As a multi-national corporation, we rely on our computer and communication network to operate efficiently. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could have a material adverse affect on our business and operations. Recently, hackers and computer viruses have disrupted the operations of several major companies. We may be vulnerable to similar acts of sabotage, which could have a material adverse effect on our business and operations.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe we have sufficient cash available through our bank credit facilities, issuance of long-term debt, proceeds from loans from affiliates, and proceeds from the exercise of stock options to fund existing operations for the foreseeable future. However, in the future we may need to raise additional funds through equity or debt financings or collaborative relationships. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

         We import raw materials and finished garments. Substantially all of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries in which our products are manufactured or imported may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating quotas or reducing tariffs. The elimination of quotas on World Trade Organization member countries by 2005 and other effects of these trade agreements could result in increased competition from developing countries, which historically have lower labor costs, including China and Taiwan, both of which recently became members of the World Trade Organization. Due to our vertical integration in Mexico, this increased competition could have an adverse effect on our business and financial condition.

         Our ability to import products in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes. These problems could require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

OUR PARTIAL DEPENDENCE ON INDEPENDENT MANUFACTURERS REDUCES OUR ABILITY TO CONTROL THE MANUFACTURING PROCESS, WHICH COULD HARM OUR SALES, REPUTATION AND OVERALL PROFITABILITY.

         Although we have reduced our reliance on outside third party contractors through our vertical integration in Mexico, a substantial portion of our sourcing are manufactured by independent cutting, sewing and finishing contractors. As a result, we depend on independent contract manufacturers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. We do not have material long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. To the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

         Although we monitor the compliance of our independent contractors with applicable labor laws, we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the our contractors could result in our being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations. In addition, certain of our customers, including The Limited, require strict compliance by their apparel manufacturers, including us, with applicable labor laws and visit our facilities often. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 94% of our products were imported from outside the U.S. in fiscal 2002, and most of our fixed assets are located in Mexico. The Company is subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

OUR OPERATIONS IN MEXICO ARE SUBJECT TO RISKS ASSOCIATED WITH MANUFACTURING FACILITIES. INCREASED COMPETITION FROM OTHER FOREIGN COUNTRIES COULD ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS.

         As a manufacturer in Mexico, we are subject to the risks associated with owning a manufacturing business, including but not limited to, the maintenance and management of manufacturing facilities, equipment, employees, trade unions and inventories. The risk of being a fully integrated manufacturer is increased in an industrial wide slowdown because of the fixed costs associated with manufacturing facilities.

         As of 2005, quota on Chinese origin apparel will be phased out. This may pose serious challenges to Mexican apparel products sold to the United States market. Products from China now receive the same preferential tariff treatment accorded goods from countries granted NTR status. With China becoming a member of the WTO, this status is now permanent. Our products manufactured in Mexico may be adversely affected by the increased competition from Chinese products.

OUR COST REDUCTION MEASURES MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         Since the beginning of 2000, we have been making efforts to reduce overhead costs by the elimination of functions duplicated in Los Angeles, New York and Mexico. In addition, in 2002 we continued reducing headcount by 50% in the U.S. and approximately 20% in both Mexico and Hong Kong due to decreased sales. As a result, some personnel may be required to perform additional functions or responsibilities, which may have an adverse effect on our business and results of operations.

WE CANNOT GUARANTEE THAT OUR FUTURE ACQUISITIONS WILL BE SUCCESSFUL.

         In the future, we may seek to continue our growth through acquisition. We compete for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than us. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations. These acquisitions and investments may also require a significant allocation of resources, which will reduce our ability to focus on the other portions of our business, including many of the factors listed in the prior risk factor.

RISK ASSOCIATED WITH OUR INDUSTRY

OUR SALES ARE HEAVILY INFLUENCED BY GENERAL ECONOMIC CYCLES.

         Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in interest rates, acts of war, terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition. This has been underscored by the events of September 11, 2001 and the war in the Middle East.

OUR BUSINESS IS HIGHLY COMPETITIVE AND DEPENDS ON CONSUMER SPENDING PATTERNS.

         The apparel industry is highly competitive. We face a variety of competitive challenges including:

         o anticipating and quickly responding to changing consumer demands;

         o developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

         o competitively pricing our products and achieving customer perception of value; and

         o        providing strong and effective marketing support.

WE MUST SUCCESSFULLY GAUGE FASHION TRENDS AND CHANGING CONSUMER PREFERENCES TO SUCCEED.

         Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies retail and customer demand in a timely manner. The apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent we misjudge the market for our merchandise, our sales may be adversely affected. Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

OUR BUSINESS IS SUBJECT TO SEASONAL TRENDS.

         Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand, climate, economic conditions and numerous other factors beyond our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

RISKS RELATED TO OUR COMMON STOCK.

OUR MANAGEMENT OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS.

         Our executive officers and directors will continue to beneficially own 56.9% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 15, 2003. Accordingly, these stockholders effectively have the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

OUR STOCK PRICE HAS BEEN VOLATILE.

         Our common stock is quoted on the Nasdaq National Market System, and there can be substantial volatility in the market price of our common stock. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

         In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management's attention and resources, each of which could have a material adverse effect on our revenue and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO YOU.

         Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in Mexico as well as certain debt denominated in the Euro. As a result, we bear the risk of exchange rate gains and losses that may result in the future as a result of this financing. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions and fixed asset purchase obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates (primarily LIBOR rates), we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K" for our financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information concerning our directors and executive officers is incorporated herein by reference from in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning executive compensation is incorporated herein by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The   information   concerning   certain   relationships   and  related
transactions is incorporated herein by reference from the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (b)      Reports on Form 8-K filed: None.

         (c) Exhibits. The following exhibits are filed as part of this report.


Exhibit
Number                                Description
-------                               -----------
3.1     Restated Articles of Incorporation of the Company(/1/)

3.1.1   Certificate of Amendment of Restated Articles of Incorporation. (/26/)

3.1.2   Certificate of Amendment of Restated Articles of Incorporation. (/26/)

3.1.3 Certificate of Determination of Preferences, Rights and Limitations of Series A Preferred Stock of Tarrant Apparel Group. (/27/)

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

Exhibit
Number                                Description
-------                               -----------
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

10.20 Option Agreement dated as of July 28, 1995, by and among Limited Direct Associates, L.P., Gerard Guez, Todd Kay and the Company(/5/)

10.21 Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P.(/5/)

10.22 Reorganization and Tax Indemnification Agreement dated as of June 13, 1995, by and among the Company and its shareholders(/5/)

10.23 Employment Agreement January 1, 1995, by and between the Company and Gerard Guez(/2/)

10.23.1 Employment Agreement effective January 1, 1998, by and between the Company and Gerard Guez(/13/)

Exhibit
Number                                Description
-------                               -----------
10.23.2 First amendment to Employment Agreement dated as of January 10, 2000 by and between Gerard Guez and the Company ( /21/ )

10.24 Agreement dated as of January 1, 1995, by and between the Company and Todd Kay(/1/)

10.24.1 Employment Agreement effective January 1, 1998, by and between the Company and Todd Kay(/13/)

10.24.2 First Amendment to Employment Agreement dated as of January 10, 2000 by and between Todd Kay and the Company

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

10.36.1 Amendment to Three Party Special Deposit Account Agreement(/8/)

Exhibit
Number                                Description
-------                               -----------
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

10.44 Promissory Note in the principal amount of $3 million dated March 25, 1996, by GET in favor of the Company(/6/)

10.45   Deed of Trust dated March 25, 1996 by and Between GET and the
         Company(/6/)

10.46 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Gerard Guez and the Company(/6/)

10.47 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Todd Kay and the Company(/6/)

10.48 Letter agreement dated February 22, 1996, by and between Tarrant Company Limited and Standard Chartered Bank(/7/)

Exhibit
Number                                Description
-------                               -----------
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

10.53.1 Termination Agreement dated as of March 29, 2002, by and between Standard Chartered Bank and Tarrant Apparel Group.(/25/)

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

10.64 Loan Agreement dated as of July 1, 1998, between the Company and Standard Chartered Bank(12)

Exhibit
Number                                Description
-------                               -----------
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

10.67 Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(13)

10.67.1 Letter of Intent to Purchase Twill mill dated August 30, 2002. (/27/)

10.68+ Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca(13)

10.68.1 Final Agreement for Purchase of Assets dated as of April 18, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca (15)

10.69 Agreement for Purchase of Assets effective as of the twenty-third day of March, 1999, by and among CMG, Inc., Charles Ghailian, CHAZZZ Acquisition, L.L.C. and the Company(14)

10.70 Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and the Company to pay CMG Inc.
         (14)

10.71   Non-Negotiable Promissory Note dated March 23, 1999 to pay CMG
         Inc.(/14/)

10.71.1 Non-Negotiable Promissory Note dated February 14, 2000 to pay CMG Inc.
         (20)

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

10.73.1 Amendment to Employment Agreement entered into August 7, 2000 by and between Tarrant Mexico, S. de R.L. de C.V. and Kamel Nacif (20)

Exhibit
Number                                Description
-------                               -----------
10.74 Agreement for Purchase of Stock dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V.*(/15/)

10.75 Noncompetition Agreement dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad, Tarrant Apparel
         Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V.(/16/)

10.77 Loan Agreement dated September 1, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group(/16/)

10.77.1 Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group(/16/)

10.77.2 Modification Agreement entered into as of June 7, 2002, by and between General Electric Capital Corporation and Tarrant Apparel Group. (/26/)

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

Exhibit
Number                                Description
-------                               -----------
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

10.86 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Marco Antonio Haddad Yunes(/17/)

10.87 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Miguel Angel Haddad Yunes(/17/)

10.88 Non-Negotiable Promissory Note dated August 1, 1999 to pay to the order of Antonio Haddad Haddad(/17/)

10.89 Stock Pledge Agreement dated August 1, 1999 by and between TAG MEX, INC. and those individuals whose names appear on the signature page(/17/)

10.90 Revolving Credit, Factoring and Security Agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc., and GMAC Commercial Credit LLC(/17/)

10.90.1 First Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC (20)

10.90.2 Second Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC (20)

10.90.3 Third Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMA Commercial Credit LLC (20)

10.90.4 Letter agreement dated June 29,2001 by and between the Company and GMAC Commercial Credit (/22/)

10.90.5 Waiver agreement dated November 2001 by and between Tarrant Apparel Group And GMAC Commercial Credit (/24/)

10.90.6 Letter Amendment dated March 2002 by and between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (/25)

10.90.7 Letter Amendment dated January 24, 2003 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

Exhibit
Number                                Description
-------                               -----------
10.90.8 Waiver dated November 13, 2002 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

10.91 Agreement for Purchase of Assets dated April 12, 2000, by and among Harvest Wear, Inc., a California corporation (HW), Mapa Trading, LTD, a Hong Kong corporation (Mapa), Needletex, Inc., a California corporation (Needletex), Patrick Bensimon (the Shareholder), Jane Doe International LLC, (formally Needletex, LLC) a Delaware limited liability company (the Purchaser)(/19/)

10.92 Amendment No. 1 to Facility Development Agreement dated as of March 30, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.93 Equipment Purchase Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.94 Secured Promissory Note dated October 5, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V.(/18/)

10.94.1 Amended Secured Promissory Note dated October 5, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V (Amended and Restated as of December 18, 2001).

10.94.2 Amendment No. 2 to Secured Promissory Note dated January 2, 2002 between Trans Textil International, S.A. de. C.V. and Tarrant Company Limited and Trade Link Holdings Company.

10.95 Equipment Lease dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.96 Production Agreement dated as of October 16, 2000, by and between Tag Mex, Inc. and Tex Transas, S.A. de C.V.(/18/)

10.97 Pledge Security Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.98   Promissory   note  dated  February  28,  2001  in  the  amount  of  US
         $4,119,545.06 to pay to the order of Standard Chartered Bank (20)

10.99 Stock repurchase agreement entered into July 10, 2000 by and among Tarrant Apparel Group and Gabriel Manufacturing Company (20)

10.99.1 Consulting Agreement effective as of October 9, 2001 by and between Gabriel Zeitounti and the Company (23)

10.100 Agreement for Purchase of Assets dated August 1, 2000 by and among Tarrant Mexico, S. de R.L. de C.V., Confecciones Jamil, S.A.de R.L. de C. and Inmobiliaria Cuadros, S.A. de C.V.(/21/)

Exhibit
Number                                Description
-------                               -----------
10.101 Limited Liability Company Operating Agreement of United Apparel Ventures, LLC effective as of July 1,2001 (/23/)

10.101.1 Amendment to Operating Agreement dated as of October 23, 2001 by and among Azteca Production International, Inc. ("Azteca") and "TAG MEX". (/25/)

10.101.2 Second amendment to Operating Agreement dated as of January 2, 2002 by and among Azteca Production International, Inc. ("Azteca") and "TAG MEX". (/25/)

10.101.3 Third Amendment to Operating Agreement dated as of July 5, 2002, by and between Azteca Production International, Inc, and TAG Mex, Inc. (/26/)

10.102 Employment Agreement effective January 1, 2002 by and between Eddie Yuen and the Company (/24/)

10.103 Employment Agreement effective January 7, 2002 by and between Patrick Chow and the Company (/24/)

10.103.1 First Amendment to Employment Agreement dated January 2, 2003, between Patrick Chow and the Company.

10.104 Security Agreement entered in to as of April 9, 2001, by and between Banco Nacional De Comercio Exterior, Industrial Exportadora Famian S.A. and Tarrant Apparel Group (/24/)

10.105 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Tarrant Apparel Group and Fashion Resource (TCL), Inc. (/26/)

10.105.1 Conditional Consent Agreement dated December 31, 2002, between UPS Capital Global Trade Finance Corporation and Fashion Resource
          (TCL), Inc.

10.106 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Gerard Guez. (/26/)

10.107 Syndicated Letter of Credit Facility dated June 13, 2002 by and between Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited as Borrowers and UPS Capital Global Trade Finance Corporation as Agent and Issuer and Certain Banks and Financial Institutions as Banks. (/26/)

10.107.1 Charge Over Shares dated June 13, 2002 by Fashion Resource (TCL), Inc. in favor of UPS Capital Global Trade Finance Corporation. (/26/)

10.107.2 Syndicated Composite Guarantee and Debenture dated June 13, 2002 between Tarrant Company Limited, Marble Limited and Trade link Holdings Limited and UPS Capital Global Trade Finance Corporation. (/26/)

10.108 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (/26/)

Exhibit
Number                                Description
-------                               -----------
10.110 Assignment of Promissory Note for full settlement of indebtedness issued by Tex Transas, S.A. de C.V. due to Tarrant Company Limited, Trade Link Holdings Limited dated December 26, 2001. (/26/)

10.111 Promissory Note dated July 1, 2002 by Tarrant Apparel Group in favor of Todd Kay. (/26/)

10.111.1 Amendment to Promissory Note dated January 2, 2003, between Todd Kay and the Company.


10.112 Agreement for Purchase of Assets and Stock dated December 31, 2002, by and among the Registrant, Tarrant Mexico, S. de R.L. de C.V., Machrima Luxembourg International, Sarl, Trans Textil International, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Rosa Lisette Nacif Benavides, Gazi Nacif Borge, Jorge Miguel Echevarria Vazquez, and Kamel Nacif Borge.+ (/27/)

23.1     Consent of Ernst & Young LLP.

24       Power of Attorney (included on signature page).

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
*     Confidential treatment has been requested for portions of this document.

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

(20) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2000.

(21) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2001.

(22) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2001.

(23) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2001.

(24) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2001.

(25) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2002.

(26) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2002.

(26) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2002.

(27) Filed as an exhibit to the Company's Current Report on Form 8K dated December 31, 2002 and filed on January 15, 2003.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE
                                                                            ----

Financial Statements

     Report of Independent Auditors..........................................F-2

     Consolidated Balance Sheets--December 31, 2001 and 2002.................F-3

     Consolidated Statements of Operations--Three year period
         ended December 31, 2002.............................................F-4

     Consolidated Statements of Shareholders' Equity--Three
         year period ended   December 31, 2002...............................F-5

     Consolidated Statements of Cash Flows--Three year period
         ended December 31, 2002.............................................F-6

     Notes to Consolidated Financial Statements..............................F-7

Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts.........................F-29

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Tarrant Apparel Group

We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 2001 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.





                                                 /S/ ERNST & YOUNG LLP
                                                 ---------------------

Los Angeles, California
March 14, 2003

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS
                                                            December 31,
                                                      -------------------------
                                                         2001          2002
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents.........................  $  1,524,447 $  1,388,482
  Accounts receivable, net .........................    58,576,654   65,287,902
  Due from affiliates ..............................     2,064,923   10,269,251
  Due from officers ................................        87,456      456,500
  Inventory ........................................    50,600,584   44,782,154
  Temporary quota...................................       369,849        --
  Current portion of note receivable--related party.     3,468,490        --
  Prepaid expenses and other receivables............     6,274,330    5,135,672
  Income taxes receivable...........................       692,868      280,200
                                                      ------------ ------------
    Total current assets............................   123,659,601  127,600,161
  Property and equipment, net ......................    90,173,451  159,998,629
  Permanent quota, net..............................        73,978        --
  Note receivable--related party, less current
   portion..........................................    41,430,564        --
  Other assets......................................     3,932,146    2,539,040
  Excess of cost over fair value of net assets
   acquired, net....................................    29,196,886   28,064,019
                                                      ------------ ------------
    Total assets....................................  $288,466,626 $318,201,849
                                                      ============ ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term bank borrowings .......................  $ 22,085,349 $ 29,326,924
  Accounts payable..................................    31,560,131   39,142,350
  Accrued expenses..................................     9,648,389   12,566,475
  Income taxes......................................     7,177,324   12,640,388
  Deferred tax liabilities..........................       514,913         --
  Due to shareholders...............................     2,307,687      486,875
  Current portion of long-term obligations..........    25,256,628   21,706,502
                                                      ------------ ------------
    Total current liabilities.......................    98,550,421  115,869,514
Long-term obligations...............................    63,993,808   55,903,976
Deferred tax liabilities ...........................         --         407,751

Minority interest in UAV............................       757,927    3,205,167
Minority interest in Tarrant Mexico.................         --      21,654,538

Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized; none
 (2001) and 100,000 shares (2002) issued and
 outstanding........................................         --       8,820,573
Common stock, no par value, 20,000,000 shares
   authorized; 15,840,815 shares (2001) and
   15,846,315 (2002) issued and outstanding.........    69,341,090   69,368,239
Contributed capital.................................     1,434,259    1,434,259
Retained earnings...................................    62,958,375   56,873,094
Notes receivable from shareholders..................   (12,118,773)  (5,601,804)
Accumulated other comprehensive income (loss).......     3,549,519   (9,733,458)
                                                      ------------ ------------
    Total shareholders' equity......................   125,164,470  121,160,903
                                                      ------------ ------------
    Total liabilities and shareholders' equity......  $288,466,626 $318,201,849
                                                      ============ ============

                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                      -------------------------------------
                                          2000          2001          2002
                                      ------------  ------------  -----------
Net sales...........................  $395,169,020  $330,253,548  $347,390,930
Cost of sales.......................   332,333,227   277,525,010   302,082,144
                                      ------------  ------------  ------------
Gross profit........................    62,835,793    52,728,538    45,308,786
Selling and distribution expenses...    17,580,135    14,345,356    10,757,029
General and administrative
 expenses...........................    40,326,636    33,136,008    30,082,061
Amortization of excess of cost over
 fair value of net assets acquired..     2,840,505     3,317,428         --
                                      ------------  ------------  ------------
Income from operations..............     2,088,517     1,929,746     4,469,696
Interest expense....................    (9,849,502)   (7,807,918)   (5,443,995)
Interest income.....................     1,294,909     3,255,843     4,748,144
Minority interest...................     1,312,651      (412,022)   (4,580,766)
Other income........................     1,350,367     1,853,066     2,647,975
Other expense ......................      (193,359)     (855,994)   (2,004,073)
                                      ------------  ------------  ------------
Loss before provision for income
 taxes and cumulative effect of
 accounting change..................    (3,996,417)   (2,037,279)     (163,019)
Provision (credit) for income taxes     (1,478,675)      851,977     1,051,018
                                      ------------  ------------  ------------
Loss before cumulative effect of
 accounting change..................   $(2,517,742)  $(2,889,256)  $(1,214,037)
Cumulative effect of accounting
 change.............................          --            --      (4,871,244)
                                      ------------  ------------  ------------
Net loss ...........................   $(2,517,742)  $(2,889,256)  $(6,085,281)
                                      ============  ============  ============
Net loss per share - Basic and Diluted:
 Before cumulative effect of
  Accounting change.................  $      (0.16) $      (0.18) $      (0.08)
 Cumulative effect of accounting
  change............................           --            --          (0.30)
 After cumulative effect of
  accounting change.................  $      (0.16) $      (0.18) $      (0.38)

Weighted average shares outstanding:
Basic and Diluted...................    15,814,693    15,824,750    15,834,122


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Accumulated
                                                                                Other           Notes        Total
                          Preferred     Common    Contributed    Retained    Comprehensive      from      Shareholders'
                            Stock        Stock      Capital      Earnings    Income (Loss)   Shareholders    Equity
                          ----------  ----------- ----------- -------------- -------------  ------------ ------------
Balance at December 31,
 1999...................   $     --   $69,595,141  $1,434,259   $68,365,373  $     8,698    $     --     $139,403,471
  Net loss..............         --        --           --       (2,517,742)       --             --       (2,517,742)
  Currency translation..         --        --           --           --         (727,702)         --         (727,702)
                                                                                                         ------------
  Comprehensive loss....         --        --           --           --            --             --       (3,245,444)
  Exercise of stock
   options..............         --       198,000       --           --            --             --          198,000
  Repurchase of shares..         --      (518,525)      --           --            --             --         (518,525)
  Income tax benefit
   from exercise of
   stock options........         --        28,067       --           --            --             --           28,067
  Advances to shareholders,
  net...................         --        --           --           --            --        (5,376,486)   (5,376,486)
                          ----------  ----------- -----------  ------------  -----------    -----------  ------------
Balance at December 31,
 2000...................         --    69,302,683   1,434,259    65,847,631     (719,004)    (5,376,486)  130,489,083
  Net loss..............         --        --           --       (2,889,256)       --             --       (2,889,256)
  Currency translation..         --        --           --           --        4,268,523          --        4,268,523
                                                                                                          -----------
  Comprehensive income..         --        --           --           --            --             --        1,379,267
  Exercise of stock
   options..............         --        33,750       --           --            --             --           33,750
  Income tax benefit
   from exercise of
   stock options........         --         4,657       --           --            --             --            4,657
  Advances to shareholders,
   net..................         --        --           --           --            --        (6,742,287)   (6,742,287)
                          ----------  ----------  -----------   -----------  -----------    -----------  ------------
Balance at December 31,
 2001...................         --    69,341,090   1,434,259    62,958,375    3,549,519    (12,118,773)  125,164,470
  Net loss..............         --        --           --       (6,085,281)       --             --       (6,085,281)
  Currency translation..         --        --           --           --      (13,282,977)         --      (13,282,977)
                                                                                                         ------------
  Comprehensive loss....         --        --           --           --            --             --      (19,368,258)
  Exercise of stock
   options..............         --        24,135       --           --            --             --           24,135
  Income tax benefit
   from exercise of
   stock options........         --         3,014       --           --            --             --            3,014
  Issuance of preferred
   stock...............    8,820,573        --          --           --            --             --        8,820,573
  Repayment from share-
   holders, net.........         --         --          --           --            --         6,516,969     6,516,969
                          ----------  -----------  ----------   -----------  ------------   -----------  ------------
Balance at December 31,
 2002...................  $8,820,573  $69,368,239  $1,434,259   $56,873,094  $(9,733,458)   $(5,601,804) $121,160,903
                          ==========  ===========  ==========   ===========  ===========    ===========  ============


                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                     2000         2001          2002
                                                ------------  ------------   ------------
Operating activities:
Net loss.....................................   $ (2,517,742) $ (2,889,256)  $ (6,085,281)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Deferred taxes.............................       (553,087)    1,273,305       (107,162)
  Depreciation and amortization..............     12,580,992    14,564,623     10,130,132
  Accrued interest on note receivable........            --            --      (4,452,490)
  Cumulative effect of accounting change.....            --            --       4,871,244
  (Gain) loss on sale of fixed assets........        (10,202)       26,861          5,291
  Unrealized (gain) loss on foreign currency.       (411,811)     (103,705)     1,014,696
  Minority interest..........................     (1,312,650)      757,927      4,426,080
  Gain on legal settlement...................            --            --        (473,041)
  Provision for returns and discounts........      1,127,089     1,830,841        453,167
  Changes in operating assets and
   liabilities:
    Accounts receivable......................      3,485,045     5,902,995     (7,141,536)
    Due from affiliates......................     (6,533,328)   (2,102,811)   (10,746,255)
    Inventory................................        445,238    10,474,030      5,818,431
    Temporary quota..........................      4,293,572      (142,221)       369,849
    Prepaid expenses and other receivables...     (4,837,206)    1,385,875      1,551,324
    Accounts payable.........................      1,301,541     2,343,419      7,646,926
    Accrued expenses and income tax payable..      7,806,018    (3,270,616)     8,211,770
                                                 ------------ ------------   ------------
      Net cash provided by
       operating activities..................     14,863,469    30,051,267     15,493,145

Investing activities:
Purchase of fixed assets.....................    (18,883,236)   (3,918,602)    (2,984,547)
Acquisitions, net of cash....................     (2,734,828)   (6,750,391)    (2,355,954)
Purchase of permanent quota..................       (221,934)          --             --
Collection on note receivable................        766,150     2,036,924            --
(Increase) decrease in other assets..........     (7,173,379)     (594,660)       509,524
                                                 ------------ ------------   ------------
   Net cash used in investing activities.....    (28,247,227)   (9,226,729)    (4,830,977)

Financing activities:
Short-term bank borrowings, net..............    (11,359,688)  (16,927,528)     7,241,576
Proceeds from long-term obligations..........     36,746,378    52,894,023    198,551,201
Payment of long-term obligations and bank
 borrowings..................................     (9,608,034)  (40,376,783)  (211,894,730)
 Advances/repayments to
 shareholders/officers.......................    (40,453,524)  (20,505,451)    (3,988,538)
Borrowings from shareholders/officers........     39,442,067     2,743,353        790,091
Repurchase of shares.........................       (518,525)          --           --
Exercise of stock options including related
 tax benefit.................................        226,067        38,407         27,149
                                                 ------------ ------------   ------------
      Net cash provided by (used in)
       financing activities..................      14,474,741  (22,133,979)    (9,273,251)

Effect of changes in foreign currency........        (681,197)     184,591     (1,524,882)
                                                 ------------  ------------  ------------
Increase(decrease)in cash and cash equivalents.       409,786   (1,124,850)      (135,965)
Cash and cash equivalents at beginning of year      2,239,511    2,649,297      1,524,447
                                                 ------------  ------------  ------------
Cash and cash equivalents at end of year         $  2,649,297  $ 1,524,447   $  1,388,482
                                                 ============  ============  ============

                             See accompanying notes

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF CONSOLIDATION

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly "Fashion Resource, Inc.") (the "Parent Company" or the "Company"), and its wholly owned Subsidiaries located primarily in the U.S., Mexico, and Asia. The Company owns 51% of Jane Doe International, LLC ("JDI"), and 50.1% of United Apparel Ventures ("UAV"). The Company consolidates both of these entities and reflects the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation.

The Company serves both specialty retail and mass merchandise store chains by designing, merchandising and contracting for the manufacture, manufacturing directly and selling of casual, moderately priced apparel, for women, men and children under private label. The Company also sources apparel and operates its own vertically integrated manufacturing facilities.

REVENUE RECOGNITION

Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid (LDP) terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred.

SHIPPING AND HANDLING COSTS

Freight charges are included in selling and distribution expenses in the statement of operations and amounted to $3,022,000, $2,509,000 and $2,136,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

The Company evaluates the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and chargebacks based on its historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due the Company could be reduced by a material amount.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

COST OF SALES

Cost  of  sales  includes   costs  related  to  product  costs,   direct  labor,
manufacturing overhead, duty, quota, freight in, brokerage and warehousing.

                              TARRANT APPAREL GROUP

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses include expenses related to samples, travel and entertainment, salaries, rent and other office expenses, professional fees, freight out and selling commissions incurred in the sales process.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include expenses related to research and product development, travel and entertainment, salaries, rent and other office expenses, depreciation, professional fees and bank charges.

PRODUCT DESIGN, ADVERTISING AND SALES PROMOTION COSTS

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations (excluding the costs of manufacturing samples) amounted to approximately $1,931,000, $1,621,000 and $1,340,000 in 2000, 2001 and 2002, respectively.

QUOTA

The Company purchases quota rights to be used in the importation of its products from certain foreign countries. The effect of quota transactions is accounted for as a product cost.

Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and amounted to $418,000, net of amortization of $1.8 million at December 31, 2000, $74,000, net of amortization of $2.1 million at December 31, 2001 and $0, net of amortization of $2.2 million at December 31, 2002.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Additions and betterments are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment is provided for by the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the lease. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statements of operations. Repair and maintenance costs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

     Buildings ....................................          35 to 40 years
     Equipment ....................................           7 to 15 years
     Furniture and Fixtures .......................            5 to 7 years
     Vehicles .....................................                 5 years
     Leasehold Improvements .......................           Term of lease

INTANGIBLES

The excess of cost over fair value of net assets acquired was amortized over five to thirty years through December 31, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." According to

                              TARRANT APPAREL GROUP
this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. The Company adopted SFAS No. 142 in fiscal 2002 and performed its first annual assessment of impairment, which resulted in an impairment loss of $4.9 million.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of long-lived asserts are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on the lowest level of identifiable expected future cash flow, then a loss is recognized in the statement of operations using a fair value based model.

DEFERRED FINANCING COST

Included in the other assets are deferred financing costs of $949,000 and $638,000 at December 31, 2001 and 2002, respectively. These costs of obtaining financing are being amortized as interest expense over the term of the related debt.

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

The Company's Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 16%. No domestic tax provision has been provided for $48.7 million of un-remitted retained earnings of these Hong Kong corporations, as the Company intends to maintain these amounts in Hong Kong on a permanent basis in support of its working capital requirements.

NET LOSS PER SHARE

Net loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". All options have been excluded from the computation in 2000, 2001 and 2002 as the impact would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currencies in which the Company transacts business are the Hong Kong dollar and the peso in Mexico.

Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. At December 31, 2002, the Hong Kong subsidiaries have retained earnings of $67.2 million and an inter-company receivable due from Tarrant Apparel Group of $19.8 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of the Company's variable rate borrowings under the various short-term borrowings and long-term debt arrangements approximate fair value.

                              TARRANT APPAREL GROUP

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentration of credit risk consist primarily of cash equivalents, trade accounts receivable and amounts due from factor.

The Company's products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain of its domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. The following table presents the percentage of net sales concentrated with certain customers. Customer A represents a group of customers under common ownership.


                                                            2000  2001  2002
                                                            ----  ----  ----
Customer A................................................. 44.2% 22.8% 22.6%
Customer B (formerly part of A in 2000)....................  --   20.5% 17.6%
Customer C.................................................  9.1  12.2%  9.7%
Customer D.................................................  --    7.8% 17.4%

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

EMPLOYEE STOCK OPTIONS

The Company accounts for employee stock options using the intrinsic value method rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6% for 2000 and 2001 and 4% for 2002; dividend yields of 0% for 2000, 2001 and 2002; weighted-average volatility factors of the expected market price of the Company's Common Stock of 1.28 for 2000, 1.22 for 2001, and 0.65 for 2002; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                              TARRANT APPAREL GROUP

                                           2000          2001           2002
                                       -----------    ----------    -----------
Pro forma net loss..................   $(7,445,975)  $(7,035,501)   $(9,519,060)
Net loss as reported................   $(2,517,742)  $(2,889,256)   $(6,085,281)
Pro forma loss per share
  Basic.............................   $     (0.47)  $     (0.44)   $     (0.60)
  Diluted...........................   $     (0.47)  $     (0.44)   $     (0.60)
Net loss per share
  Basic.............................   $     (0.16)  $     (0.18)   $     (0.38)
  Diluted...........................   $     (0.16)  $     (0.18)   $     (0.38)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Disposal of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of". SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted this standard as of the beginning of fiscal 2002. The application of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact on future financial statements will depend on future exit or disposal activities.

In the current year, the Company adopted the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148, which require expanded disclosure regarding stock-based compensation in the accounting policies footnote to the consolidated financial statements. The expanded disclosure will be required in our quarterly financial reports beginning in the first quarter of 2003.

CURRENCY RATE HEDGING

The Company manufactures in a number of countries throughout the world, including Hong Kong and Mexico, and, as a result, is exposed to movements in foreign currency exchange rates. Periodically the Company will enter into various currency rate hedges. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and equipment in the normal course of business. The Company utilizes forward exchange contracts with maturities of one to three months. The Company enters into certain foreign currency derivative instruments that do not meet hedge accounting criteria. These primarily are intended to protect against exposure related to financing transactions (equipment) and income from international operations. The net impact of the related gains and losses was not material.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                              TARRANT APPAREL GROUP

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:


                                                         December 31,
                                                    ------------------------
                                                       2001         2002
                                                    -----------  -----------
U.S. trade accounts receivable..................... $41,266,134  $42,979,762
Foreign trade accounts receivable..................  17,846,606   16,445,868
Due from factor....................................   1,507,089    4,176,598
Other receivables..................................   4,123,073    6,002,295
Allowance for returns, discounts and bad debts.....  (6,166,248)  (4,316,621)
                                                    -----------  -----------
                                                    $58,576,654  $65,287,902
                                                    ===========  ===========


The Debt Facility includes a factoring arrangement whereby the Company factors with GMAC accounts receivables from customers with debt ratings below BBB. The Company does not receive advances against these receivables, and is paid only upon collection of proceeds. For this credit insurance arrangement, the Company pays the factor a commission of 60 basis points.

3. INVENTORY

Inventory consists of the following:

                                                          December 31,
                                                     -----------------------
                                                        2001        2002
                                                     ----------- -----------
Raw materials, fabric and trim accessories.......... $16,708,651 $12,451,447
Raw cotton..........................................   2,096,792   1,017,963
Work-in-process.....................................   7,735,827   9,948,700
Finished goods shipments-in-transit.................   3,706,735   4,877,002
Finished goods......................................  20,352,579  16,487,042
                                                     ----------- -----------
                                                     $50,600,584 $44,782,154
                                                     =========== ===========

                              TARRANT APPAREL GROUP

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                          December 31,
                                  --------------------------
                                      2001          2002
                                  ------------  ------------
Land..........................   $  1,443,744  $  1,285,267
Buildings.....................     14,798,596    61,697,034
Equipment.....................     89,427,176   120,270,968
Furniture and fixtures........      2,442,717     2,428,858
Leasehold improvements........     11,719,752    10,657,364
Vehicles......................      1,246,800     1,099,538
                                 ------------  ------------
                                  121,078,785  $197,439,029
Less accumulated depreciation
 and amortization.............    (30,905,334)  (37,440,400)
                                 ------------  ------------
                                 $ 90,173,451  $159,998,629
                                 ============  ============

Depreciation expense, including amortization of assets recorded under capital leases, totaled $9,352,087, $10,903,237 and $10,056,154 for the years ended
December 31, 2000, 2001 and 2002, respectively.

5. ACQUISITIONS

TWILL MILL

On December 2, 1998, the Company contracted to acquire a fully operational facility being constructed in Puebla, Mexico by Tex Transas, S.A. de C.V. ("Tex Transas"). Construction of this facility commenced in the third quarter of 1998, and it was anticipated that the Company would take possession of this facility in fiscal 2000. On October 16, 2000, the Company revised its agreement regarding the fully operational facility to extend its option to purchase the facility.

On December 31, 2002, the Company acquired certain assets of this twill mill located in Puebla, Mexico from Tex Transas and Inmobiliaria Cuadros, S.A. de C.V. ("Cuadros"), both of which are affiliated with Kamel Nacif. The price paid for the asset acquisition consisted of 100,000 shares (the Shares) of Series A Preferred Stock of the Company valued at $8.8 million, a 25% equity stake in Tarrant's wholly-owned subsidiary, Tarrant Mexico S. de R.L. de C.V., the cancellation of approximately $56.9 million of certain notes and accounts receivables due from the sellers and their affiliates and a cash payment of $500. The acquisition of the twill mill has been accounted for as the acquisition of a discrete operating asset. Therefore no amounts were recorded as goodwill, but were allocated to either the assets acquired or the consideration paid based on independent valuations received by the Company.

On December 31, 2002, the Company recorded $4.5 million of interest income, which represented accrued interest on one of the canceled notes receivable. The interest was recorded as the cash was collected. Pursuant to the terms of the purchase agreement, interest was accrued through December 31, 2002 as part of the purchase price.

UNITED APPAREL VENTURES

On July 1, 2001, the Company formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brother of Gerard Guez, the Chairman of the Company, called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of the Company's branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned

                              TARRANT APPAREL GROUP
subsidiary of the Company, and 49.9% by Azteca. The results of UAV have been consolidated into the Company's results commencing in July 2001 with the minority partner's share of earnings (losses) provided for in the Company's financial statements. Since October 2002, both parties have contributed the Express relationship and future orders into the entity.

AJALPAN

On March 29, 2001, the Company completed the acquisition of a sewing facility located in Ajalpan Mexico from Confecciones Jamil, S.A. de C.V, which is majority owned by Kamel Nacif, a principal shareholder of the Company. This facility, which was newly constructed during 1999 and commenced operations in 2000, was used by the Company for production during 2000 and 2001. The results of Ajalpan have been consolidated into the Company's results commencing on March 29, 2001.

The Company paid $11 million for this operating facility. This entire amount had been paid in cash and the transfer of certain receivables of the Company to the seller. The assets acquired include land, buildings and all equipment. This transfer has been accounted for as a purchase and the purchase price has been allocated based on the fair market value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired was $4.7 million. Included in the SFAS No. 142 charge was a $1.7 million impairment loss related to Ajalpan.

EXCLUSIVE PRODUCTION AGREEMENT

On June 28, 2000, the Company signed an exclusive production agreement with Manufactures Cheja ("Cheja") through February 2002. The Company has agreed on a new contract to extend the agreement for an additional quantity of 6.4 million units beginning April 1, 2002, which was amended on November 8, 2002, for the manufacturing of 5.7 million units through September 30, 2004. The Company has unrecouped advances to Cheja of approximately $2.9 million related to the production agreement to be recouped out of future production.

JANE DOE

On April 12, 2000, the Company formed a new company, Jane Doe International, LLC ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of the Company, and 49% by Needletex, Inc. In March 2001, the Company converted JDI from an operating company to a licensing company and entered into two licenses in regard to the use of the Jane Doe trademark. The licensing activities on this trademark have been largely dormant in 2002 pending the outcome of the litigation with Patrick Bensimon. See Note 9 for the discussion of this litigation. Included in the SFAS No. 142 charge was a $3.2 million impairment loss related to JDI.

6.  GOODWILL - ADOPTION OF STATEMENT NO. 142

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill.


SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142 along with continuing difficulties being experienced in the industry, the Company recorded a non-cash charge of $4.9 million to reduce the carrying value of goodwill to the estimated fair value. This charge is non-operational in nature and is reported as a cumulative effect of an accounting change in the accompanying consolidated statement of

                              TARRANT APPAREL GROUP
operations. The Company utilized the discounted cash flow methodology to estimate fair value. The following table presents the results of the Company on a comparable basis:

                                             YEAR  ENDED DECEMBER  31,
                                     2000             2001             2002
                                -------------    -------------    -------------

Reported net loss ...........   $  (2,517,742)   $  (2,889,256)   $  (1,214,037)
Goodwill amortization,
   net of tax ...............       1,789,518        2,089,980             --
                                -------------    -------------    -------------
Adjusted net loss before
   cumulative effect of
   accounting change ........        (728,224)        (799,276)      (1,214,037)
Cumulative effect of
   accounting change ........            --               --         (4,871,244)
                                -------------    -------------    -------------
Adjusted net loss ...........   $    (728,224)   $    (799,276)   $  (6,085,281)
                                -------------    -------------    -------------

Basic and diluted earnings
   per common share:
Reported loss before
   cumulative effect of
   accounting change ........   $       (0.16)   $       (0.18)$          (0.08)
Goodwill amortization, net
   of taxes .................            0.11             0.13          --
                                -------------    -------------    -------------

Adjusted loss before
   cumulative effect of
   accounting change ........           (0.05)           (0.05)           (0.08)
Cumulative effect of
   accounting change ........           --               --               (0.30)
                                -------------    -------------    -------------

Adjusted net loss ...........   $       (0.05)   $       (0.05)   $       (0.38)
                                -------------    -------------    -------------


The following table displays the change in the gross carrying amount of goodwill by business units at the end of December 31, 2002:

                                      TOTAL         JANE DOE        TARRANT        TARRANT      TAG MEX INC.    TAG MEX INC.
                                                                    MEXICO -       MEXICO -        - ROCKY       - CHAZZZ &
                                                                    AJALPAN        FAMIAN         DIVISION      MGI DIVISION
                                -------------- --------------- -------------- --------------- -------------- ---------------
Balance as of
  December 31, 2002               $29,196,886      $1,904,529     $4,427,843      $7,260,134     $7,521,536      $8,082,844
Additional purchase price           3,050,000              --             --       2,550,000             --         500,000
Additional liabilities
  assumed                           1,428,588       1,428,588             --              --             --              --
Impairment losses                  (4,871,244)     (3,182,779)    (1,688,465)             --             --              --
Foreign currency translation        (740,211)              --             --       (740,211)             --              --
                                -------------- --------------- -------------- --------------- -------------- ---------------
Balance as of
  December 31, 2002               $28,064,019       $ 150,338     $2,739,378      $9,069,923     $7,521,536      $8,582,844
                                -------------- --------------- -------------- --------------- -------------- ---------------

                              TARRANT APPAREL GROUP

7. DEBT

Debt consists of the following:

                                                     2001              2002
                                                 ------------      ------------
Short term bank borrowings:
  Import trade bills payable ...............     $  4,521,675      $  5,686,327
  Bank direct acceptances ..................       13,838,270        11,272,375
  Other Hong Kong credit facilities ........          361,108         6,206,103
  Other Mexican credit facilities ..........        1,282,593         4,968,309
  Uncleared checks .........................        2,081,703         1,193,810
                                                 ------------      ------------
                                                 $ 22,085,349      $ 29,326,924
                                                 ============      ============

Long term debt:
  Vendor financing .........................     $ 11,043,449      $  7,257,683
  Equipment financing ......................       13,931,997         9,682,290
  Debt facility ............................       62,863,990        58,193,505
  Other debt (including capital leases) ....        1,411,000         2,477,000
                                                 ------------      ------------
                                                   89,250,436        77,610,478
  Less current portion .....................      (25,256,628)      (21,706,502)
                                                 ------------      ------------
                                                 $ 63,993,808      $ 55,903,976
                                                 ============      ============

Import Trade Bills Payable

On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of the Company's subsidiaries in Hong Kong, as well as the Company's permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and Fashion Resource (TCL) Inc and Machrima Luxembourg SARL, a new holding company the Company set up during 2002. Mr. Gerard Guez, our chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including no two consecutive quarterly losses, aggregate net worth of $105 million and $109 million at the end of 2002 and 2003, respectively; interest cover of 1.5 times, fixed charge ratio of 1.25 to 1 and leverage ratio of 2.1 to1 in 2002 and 1.6 to 1 in 2003. As of December 31, 2002, $24.2 million, of which $12.9 million were letters of credits, was outstanding under this facility. The Company was in violation of the fixed charge ratio covenant and a waiver has been obtained at a fee of $5,000.

OTHER MEXICAN CREDIT FACILITIES

As of December 31, 2002, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $298,000. This subsidiary also had a credit facility with Banco Nacional de Comercio Exterior SNC the Company guaranteed. This facility provided for a $10 million credit line based on purchase orders and is restricted by certain covenants. As of December 31, 2002, the outstanding amount was $4.7 million. After the merger of Grupo Famian into Tarrant Mexico, the bank has agreed that Tarrant Mexico was to repay the outstanding amount of $4.7 million by $523,000 per month starting March 26, 2003.

                              TARRANT APPAREL GROUP

VENDOR FINANCING

During 2000, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $7.3 million was outstanding as of December 31, 2002. Of the $7.3 million, $4.6 million is denominated in the Euro. The remainder is payable in U.S. dollars. The Company has covered its exchange risks by forward exchange contracts.

From time to time, the Company opens letters of credit under an uncommitted credit arrangement with Aurora Capital Associates who issues these credits through Israeli Discount Bank. As of December 31, 2002, $2.3 million are open in letters of credit under this arrangement.

An unrealized gain of $412,000 and $104,000 and an unrealized loss of $1.0 million was recorded at December 31, 2000, 2001 and 2002, respectively, related to this fluctuation and is recorded in other income in the accompanying financial statements. In addition, during the year ended December 31, 2000, the Company entered into a hedge contract for Euros related to this debt.

Annual maturities for the long term debt and capital lease obligations are $21,706,502 (2003), $10,834,036 (2004), $45,025,284 (2005), $12,854 (2006),
$13,647 (2007) and $18,155 (thereafter). The weighted average interest rate on short-term bank borrowing as of December 31, 2002 and 2001 were 4.1% and 6.7%, respectively.

EQUIPMENT FINANCING

The Company has two equipment loans with the initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of America Leasing ("BOA"), respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of December 31, 2002 were $7.1 million due to GE Capital and $2.4 million due to BOA. Interest accrues at a rate of 2 1/2% over LIBOR. The loan from GE Capital will mature in the year 2005 and the loan from BOA in the year 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth ($30 million), leverage ratio of not more than two times and no losses for two consecutive quarters. The Company was in violation of the covenant on consecutive quarterly losses and obtained a waiver from the bank on March 28, 2002 for a fee of $10,000 and acceleration by $25,000 of monthly repayment of principal. The Company has reclassified the GE Capital obligation as a current liability because of the potential that it may violate one of the covenants in the first quarter of 2003. The BOA facility is subject to a financial benchmark on interest coverage (3 to 1) and a leverage ratio of not more than 2 times.

The Debt Facility with GMAC and the credit facilities with GE Capital, UPS and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities. Similarly, if the Company breaches a financial benchmark set by BOA, the bank can accelerate repayment of all outstanding principal amount to become six equal monthly installments.

DEBT FACILITY

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants with quarterly targets, including provisions for tangible net worth of not less than $98.5 million subject to adjustment for the fluctuating of the exchange rate of Mexican peso of December 31, 2000 or that of the preceding year-end fixed charge ratio of 1.1 to 1, and interest coverage ratios of 3.2 to 1, leverage ratio of not more than 1.6 to 1 at year-end

                              TARRANT APPAREL GROUP
and prohibits the payment of dividends. On March 2, 2001, the Company entered into an amendment of our Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduced the $105.0 million facility to $90.0 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. A total of $58 million was outstanding under the Debt Facility at December 31, 2002.

As of December 31, 2002, the Company was in violation of covenants on interest coverage, total leverage ratio and fixed charge under the Debt Facility. The Company received a waiver from GMAC with respect to its violation of these covenants, and also received a waiver from GMAC with respect to compliance at March 31, 2003 with all financial covenants under the Debt Facility. The Company paid GMAC $45,000 for this waiver. The Company and GMAC have agreed to set new financial covenants for the remainder of fiscal 2003 based on the company's projections before May 1, 2003.

Within the Debt Facility, the credit agreement with GMAC provides for a factoring arrangement whereby the Company factor with GMAC accounts receivables from customers with debt ratings below BBB. The Company did not receive advances against these receivables, and was paid only upon collection of proceeds. For this credit insurance arrangement, the Company pays the factor a commission of 60 basis points.

8. INCOME TAXES

The provision (credit) for domestic and foreign income taxes is as follows:

                                               Year Ended December 31,
                                        ------------------------------------
                                            2000        2001         2002
                                        -----------  ----------  -----------
Current:
  Federal..............................$(4,661,591) $(1,272,918) $ (307,684)
  State................................      6,503        1,079     293,055
  Foreign..............................  3,729,499      850,511   1,162,798
                                        -----------  ----------  -----------
                                          (925,589)    (421,328)  1,148,169
Deferred:
  Federal..............................   (346,982)     999,201         --
  State................................   (197,513)     232,821         --
  Foreign..............................     (8,591)      41,283     (97,151)
                                        -----------  ----------  -----------
                                          (553,086)   1,273,305     (97,151)
                                        -----------  ----------  -----------
    Total..............................$(1,478,675)   $ 851,977   $1,051,018
                                        ===========  ==========  ===========

                              TARRANT APPAREL GROUP

The source of income (loss) before the provision for taxes and cumulative effect of accounting change is as follows:

                                                Year Ended December 31,
                                        ---------------------------------------
                                            2000         2001         2002
                                        ------------  -----------  ------------
Federal................................$(18,125,699) $(8,582,448) $(11,061,937)
Foreign................................  14,129,282    6,545,169    10,898,918
                                        ------------  -----------  ------------
    Total..............................$ (3,996,417) $(2,037,279) $   (163,019)
                                        ============  ===========  ============

Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $48,000, $89,000 and $0 at December 31, 2000, 2001 and 2002
respectively.

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (benefit) on income is as follows:



                                               Year Ended December 31,
                                        -------------------------------------
                                           2000         2001         2002
                                        -----------  -----------  -----------
Income tax (benefit) based on
 federal statutory rate............     $(1,358,782) $ (713,048)  $(1,761,992)
State income taxes, net of federal
 benefit...........................        (122,246)    152,035       190,486
Effect of foreign income taxes.....        (324,219)  1,494,708     1,162,798
Increase in valuation allowance and
 other.............................         326,572     (81,718)    1,459,726
                                        -----------  -----------  -----------
                                        $(1,478,675) $  851,977   $ 1,051,018
                                        ===========  ===========  ===========

                              TARRANT APPAREL GROUP

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:


                                                        December 31,
                                                  ------------------------
                                                     2001         2002
                                                  -----------  -----------
Deferred tax assets:
  Provision for doubtful accounts and unissued
   credits....................................... $ 1,238,401  $   835,980
  Provision for other reserves...................     976,597    2,608,101
  Net operating loss carry forward...............        --        850,326
  Deferred compensation and benefits.............     231,245      238,232
  State taxes....................................       1,960        --
                                                  -----------  -----------
    Total deferred tax assets....................   2,448,203    4,532,639
Deferred tax liabilities:
  Unrealized gain................................    (583,100)     (80,858)
                                                  -----------  -----------
                                                     (583,100)     (80,858)
Valuation allowance for deferred tax assets......  (2,380,016)  (4,859,532)
                                                  -----------  -----------
Net deferred tax liabilities..................... $  (514,913) $  (407,751)
                                                  ===========  ===========

The Company has ongoing tax audits related to Federal tax returns. Management believes adequate reserves have been provided for potential claims.

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into various non-cancelable operating lease agreements, principally for executive office, warehousing facilities and production facilities with unexpired terms in excess of one year. Certain of these leases provided for scheduled rent increases. The Company records rent expense on a straight-line basis over the term of the lease. The future minimum lease payments under these non-cancelable operating leases are as follows:

                                                         Related
                                                          Party      Other
                                                       ---------- ----------
2003.................................................. $2,180,217 $  950,949
2004..................................................  1,208,974    601,801
2005..................................................    898,366    428,691
2006..................................................    925,317    356,840
2007..................................................    953,076    356,840
Thereafter............................................  2,938,808    952,573
                                                       ---------- ----------
  Total future minimum lease payments................. $9,104,758 $3,647,694
                                                       ========== ==========

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $2,548,000, $2,968,000 and $3,166,000 for 2000, 2001 and 2002, respectively.

                              TARRANT APPAREL GROUP

The Company had open letters of credit of $17,778,561 and $15,458,189 as of December 31, 2001 and 2002, respectively.

The Company has two employment contracts dated January 1, 1998 with two executives providing for base compensation and other incentives. Commitments under these agreements for base compensation amount to $1,000,000 for each of the two executives annually through December 31, 2003. Each contract also provides for annual bonuses of up to $2,000,000 for each executive and vesting of stock options based on attaining specified performance criteria. Effective January 10, 2000, these contracts were amended reducing the base salary to $500,000 for each of the two executives and extending the term of the agreements to March 31, 2003.

On April 1, 1999, the Company entered into a three-year employment agreement with Mr. Nacif, pursuant to which Mr. Nacif initially was entitled to receive
(i) an annual base salary of $1 million, (ii) reimbursement of all reasonable and documented business expenses, (iii) participation in all plans sponsored by the Company for employees in general and (iv) the right (the "Option") for ten years to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $25 per share. The Option vested in three equal installments on April 1, 2000, 2001 and 2002. In the event the Company terminates Mr. Nacif's employment without cause (as defined), the Company shall remain obligated to pay Mr. Nacif an amount equal to his base salary for the remainder of the stated term. In the event Mr. Nacif's employment is terminated for any other reason (including death, disability, resignation or termination with cause), neither party shall have any further obligation to the other, except that the Company shall pay to Mr. Nacif, or his estate, all reimbursable expenses and such compensation as is due prorated through the date of termination. As of January 1, 2000, the Company and Mr. Nacif amended Mr. Nacif's employment Agreement to reduce his annual salary from $1 million to $250,000 starting in 2000.

The Company entered into a consulting agreement with Gabe Zeitouni, the former President of the Company's Rocky division, through December 31, 2002. Under the terms of this agreement, Mr. Zeitouni was paid $140,000 through December 2002. In conjunction with this consulting agreement, Mr. Zeitouni's Put Option Agreement of July 10, 2000 was amended. As of December 31, 2002, the Company advanced approximately $1.1 million to Mr. Zeitouni. The Company has also changed the time frame of Mr. Zeitouni's right to require the Company to purchase 80,890 of shares at $18.54 to be the three-month period commencing on January 1, 2003 and ending on March 31, 2003. Mr. Zeitouni exercised his right in February 2003. The cost of the Put Option (excess of $18.54 over the current market value of the Company's stock) is being amortized over the consulting period.

In connection with the establishment of JDI (see Note 5), JDI entered into an employment agreement with Bensimon, which provided for the payment of a salary to Bensimon and a bonus tied to the new company's sales performance. The existing lenders to Needletex, Inc. agreed to the asset transfer in return for, among other things, the confirmation of Bensimon's continuing guaranty of the loan obligations, the assumption of the loan obligations by JDI and a guaranty of those obligations by the Company. The Company received an express indemnity by Needletex, Inc. and Bensimon to reimburse us for all amounts we paid to those lenders for the account of Needletex and Bensimon. Thereafter a dispute arose as to whether Bensimon had performed in accordance with his terms of employment set forth in the Employment Agreement. When an amicable resolution of this dispute could not be achieved, Bensimon commenced an arbitration preceding against his employer (JDI), Fashion Resource (TCL), Inc., the managing member of Jane Doe International and the Company. The Company and other respondents contested and vigorously opposed the matter.

On January 21, 2003, after hearing, the arbitration panel issued an interim award in favor of Bensimon awarding him $1,425,655 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. The Company has accrued an additional $1.3 million reserve for litigation in 2002 in addition to the previously recorded accrual of $315,000 included in accrued liabilities.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, resolution of such matters will not have a material effect on its financial position or results of operations.

                              TARRANT APPAREL GROUP

10. EQUITY

The Company has elected to follow Accounting Principles Board Opinion No. 25," Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the Plan) and amended in 2002, has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 5,100,000 shares (as adjusted for a stock split effective May 1998) of the Company's Common Stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of Common Stock on the date of grant. The Plan was also amended to expand the types of awards, which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits.

In October 1998, the Company granted 1,000,000 non-qualified stock options not under the Plan. The options were granted to the Chairman and President of the Company at $13.50 per share, the closing sales price of the Common Stock on the day of the grant. The options expire in 2008 and vest over four years, subject to certain performance criteria. In May 2002, the Company granted 3,000,000 non-qualified stock options not under the Plan. The options were granted to the Chairman, President of the Company and Mr. Kamel Nacif at $5.50 per share, the closing sales price of the Common Stock on the day of the grant. The options expire in 2012 and vest over three years, subject to certain performance criteria.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                 2000                2001                 2002
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  2,876,737   $14.43  2,697,487   $14.29  3,520,737   $11.90
  Granted...............     95,750     9.61    955,000     5.18  3,004,000     5.50
  Exercised.............    (20,000)    4.28     (8,500)    3.97     (5,500)    4.39
  Forfeited.............   (255,000)   13.99   (123,250)   12.65   (142,750)   12.14
                          ---------   ------  ---------   ------  ---------   ------
Outstanding at end of
 year...................  2,697,487   $14.29  3,520,737   $11.90  6,376,487   $ 8.89
                          =========   ======  =========   ======  =========   ======
Exercisable at end of
 year...................  1,631,220           2,173,587           3,535,487
Weighted average per
 option fair value
 of options granted
 during the year........              $ 7.88              $ 3.89              $ 2.89

                              TARRANT APPAREL GROUP

The following table summarizes information about stock options outstanding at December 31, 2002:

                            Options Outstanding            Options Exercisable
                   -----------------------------------    ---------------------
                                 Weighted
                                 Average      Weighted                  Weighted
                                 Remaining     Average                  Average
                      Number    Contractual   Exercise       Number     Exercise
 Exercise Price    Outstanding     Life        Price      Exercisable    Price
------------------------------------------------------    ---------------------
$3.00 -    5.09        968,112      7.4        $ 4.89         576,362    $ 4.82
 5.50                3,004,000      9.4          5.50         750,000      5.50
 5.55 -    9.97        718,000      5.4          7.17         602,000      7.39
13.50 -   15.50      1,026,000      5.7         13.51       1,022,250     13.51
18.44 -   18.54        116,875      5.5         18.53          41,875     18.49
25.00                  500,000      6.3         25.00         500,000     25.00
33.13 -   39.97         41,500      6.2         39.31          41,500     39.31
45.50                    2,000      6.3         45.50           1,500     45.50
------------------------------------------------------    ---------------------
$3.00 -   45.50      6,376,487      7.7        $ 8.89       3,535,487    $11.35
======================================================    =====================

11. PREFERRED STOCK

In connection with the twill mill acquisition, the Company issued 100,000 Series A Preferred Shares ("Preferred Shares"). The Preferred Shares accrue dividends at an annual rate of 7% of the initial stated value of $88.20 per share and have no voting rights. The Shares issued will become convertible into three million shares of common stock if the Company's common shareholders approve the conversion at the 2003 annual meeting. If the Company's shareholders do not approve the issuance of the conversion shares at the next shareholder meeting, the Company will then have the right to redeem any or all of the Preferred Shares for a price equal to the stated value plus all accrued and unpaid dividends.

The Company granted the holder of the shares of common stock issuable upon conversion of the Preferred Shares "piggyback" registration rights, which provide such holder the right, under certain circumstances, to have such shares registered for resale under the Securities Act of 1933. In the event of a liquidation, dissolution or winding-up of the Company, the Preferred Shares will be entitled to receive, prior to any distribution on the common stock, a distribution equal to the initial stated value of the Preferred Shares plus all accrued and unpaid dividends.

12. SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


                                               2000       2001        2002
                                            ---------- ----------  ----------
Cash paid for interest..................... $8,685,000 $4,473,000  $2,361,000
                                            ========== ==========  ==========
Cash paid (refunded) for income taxes...... $3,861,000$(2,554,000)$(5,086,000)
                                            ========== ==========  ==========

                              TARRANT APPAREL GROUP

During 2000, in a non-cash transaction, the Company sold certain equipment and other assets to a related party at net book value. The purchase price of such assets, together with $12.5 million previously advanced is represented by a $48.0 million note receivable. In addition, during 2001 the Company transferred $5.5 million in receivables to the seller in connection with the purchase of Ajalpan. In 2002, the Company acquired certain assets of a twill mill located in Puebla, Mexico. Included in the consideration paid were 100,000 shares of Series A Preferred Stock valued at $8.8 million, a 25% equity stake in Tarrant's wholly-owned subsidiary, Tarrant Mexico and the cancellation of approximately $56.9 million of certain notes and accounts receivables due from the sellers and their affiliates. These non-cash transactions have been excluded from the respective statements of cash flows.

13. RELATED-PARTY TRANSACTIONS

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                              2000        2001       2002
                                            -------- ----------- -----------
Sales to related parties................ $ 4,069,000 $ 8,340,000 $ 4,864,000
Purchases from related parties.........  $20,972,000 $32,095,000 $76,231,000

As of December 31, 2001 and 2002, related party affiliates were indebted to the Company in the amounts of $14.2 million and $15.9 million, respectively. These include amounts due from principal shareholders of the Company of $12.1 million and $5.6 million at December 31, 2001 and 2002, respectively, which have been shown as reductions to shareholders' equity in the accompanying financial statements. Total interest paid by related party affiliates and the Chairman and President were $70,000 and $368,000 for the years ended December 31, 2001 and 2002, respectively. During 2001, Kamel Nacif advanced the Company a total of $18.1 million for working capital purposes. Such advances were short-term and paid back by the Company within 30 days of the advance. No amounts were due to Mr. Nacif at December 31, 2002.

From time to time, the Company has borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez and Kay. The maximum amount of such borrowings from Mr. Kay during 2002 was $2,317,000. The maximum amount of such advances to Mr. Guez during 2002 was approximately $4,923,000. As of December 31, 2002, the Company was indebted to Mr. Kay in the amount of $487,000. Mr. Guez had an outstanding advance from the Company of $4,879,000 as of December 31, 2002. As of December 31, 2001, the Company was indebted to Mr. Kay in the amount of $2,308,000. Mr. Guez had an outstanding advance from the Company of $4,116,000 as of December 31, 2001. As of December 31, 2001 and 2002, Mr. Kamel Nacif was indebted to the Company for $8.0 million and $723,000, respectively. All advances to, and borrowings from, Mr. Guez and Mr. Kay in 2002 bore interest at the rate of 7.75%. All existing loans to officers and directors before July 30, 2002 are grandfathered under the Sarbanes-Oxley Act of 2002. No further personal loans will be made to officers and directors in compliance with the Sarbanes-Oxley Act.

Under lease agreements entered into between the Company and two entities owned by the Chairman and President, the Company paid $1,299,000 in 2000, $1,299,000 in 2001 and $1,330,000 in 2002 for rent for office and warehouse facilities. In addition during 2000 and 2001, the Company leased an airplane from 477 Aviation LLC for the purpose of transporting employees of the Company. 477 Aviation LLC is wholly owned by the Company's principal shareholder. Lease payments amounted to $705,000 for the year ended December 31, 2000. The Company did not lease the plane in 2001 and 2002. The Company reimbursed the principal shareholder fuel and related expenses whenever the Company's executives used the aircraft for business purposes.

Under lease agreements entered into between the Company and the former owners of Grupo Famian, the Company paid $136 ,000 in 2000, $832,000 in 2001 and $843,000 in 2002 for rent for sewing and washing facilities in Tehuacan, Mexico.

In 1998, a California limited liability company owned by the Chairman and President of the Company purchased 2,300,000 shares of the Common Stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of the Company in Mexico. This arrangement is terminable by either the Company or Tag-It at any time. The Company believes that the terms of this arrangement, which is subject to the acceptance of the Company's

                              TARRANT APPAREL GROUP
customers, are no less favorable to the Company than could be obtained from unaffiliated third parties. The Company purchased $20.9 million, $17.9 million and $23.9 million of trim inventory from Tag-it for the years ended December 31, 2000, 2001 and 2002, respectively. As of December 31, 2001 and 2002, there were $556,000 million and $4.4 million outstanding invoices in Accounts Payable, respectively.

The Company purchased $5.8 million and $37.0 million of finished goods from Azteca for the years ended December 31, 2001 and 2002, respectively. Total sales of fabric from the Company to Azteca in 2002 were $2.9 million. Two and one half percent of gross sales as management fees were paid in 2002 to each of the members of UAV, per the operating agreement.

The Company purchased $8.5 million and $12.3 million of fabric from Trans Textil in 2001 and 2002.

As of December 31, 2001 and 2002, there was $2.5 million and $7.0 million outstanding invoices in Accounts Payable, respectively.

As of December 31, 2000, Aris Industries, Inc. ("Aris") owed the Company approximately $5.8 million for goods manufactured and shipped by the Company. On February 12, 2001, Aris and the Company entered into an agreement under which Aris issued to the Company 1.5 million shares of its common stock and undertook to repay either $2.5 million in cash or its equivalent in common stock to the Company on December 31, 2001 in full satisfaction of the debt. As of February 20, 2002, Aris had issued the Company an aggregate of 8,117,647 shares of its common stock including the 1.5 million shares previously issued in full satisfaction of this debt. On March 27, 2002, the Company sold this stock to an unrelated third party for an aggregate of $1,785,882. As of December 31, 2002, Messrs. Guez and Kay jointly owned approximately 7% of the outstanding shares of Aris.

                              TARRANT APPAREL GROUP

14. OPERATIONS BY GEOGRAPHIC AREAS

The Company operates primarily in one industry segment, the design, manufacturing and importation of private label, moderately priced, casual apparel. Information about the Company's operations in the United States and Asia is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                   Adjustments
                             United                                    and
                             States         Asia        Mexico    Eliminations      Total
                          ------------  ------------ ------------ -------------  ------------
2000
Sales...................  $368,308,000  $ 16,874,000 $  9,987,000 $         --   $395,169,000
Inter-company sales.....    47,632,000   107,860,000   84,664,000  (240,156,000)          --
                          ------------  ------------ ------------ -------------  ------------
Total revenue...........  $415,940,000  $124,734,000 $ 94,651,000 $(240,156,000) $395,169,000
                          ============  ============ ============ =============  ============
Income (loss) from
 operations.............  $ (8,131,000) $  8,217,000 $  2,003,000 $         --   $  2,089,000
                          ============  ============ ============ =============  ============
Total assets............  $245,165,000  $ 97,246,000 $159,971,000 $(194,290,000) $308,092,000
                          ============  ============ ============ =============  ============

2001
Sales...................  $312,587,000  $  5,952,000 $ 11,714,000 $         --   $330,253,000
Inter-company sales.....    12,341,000    86,291,000   77,062,000  (175,694,000)          --
                          ------------  ------------ ------------ -------------  ------------
Total revenue...........  $324,928,000  $ 92,243,000 $ 88,776,000 $(175,694,000) $330,253,000
                          ============  ============ ============ =============  ============
Income (loss) from
 operations.............  $  5,364,000 $   5,369,000 $ (8,803,000)$         --   $  1,930,000
                          ============  ============ ============ =============  ============
Total assets............  $176,178,000  $ 97,175,000 $121,188,000 $(106,074,000) $288,467,000
                          ============  ============ ============ =============  ============
2002
Sales...................  $332,877,000  $  3,943,000 $ 10,571,000 $         --   $347,391,000
Inter-company sales.....    14,474,000    90,830,000   82,531,000  (187,835,000)          --
                          ------------  ------------ ------------ -------------  ------------
Total revenue...........  $347,351,000  $ 94,773,000 $ 93,102,000 $(187,835,000) $347,391,000
                          ============  ============ ============ =============  ============
Income (loss) from
 operations.............  $  6,916,000  $  4,950,000 $ (7,396,000)$         --   $  4,470,000
                          ============  ============ ============ =============  ============
Total assets............  $185,086,000  $107,266,000 $202,741,000 $(176,891,000) $318,202,000
                          ============  ============ ============ =============  ============

15. EMPLOYEE BENEFIT PLANS

On August 1, 1992, Tarrant HK established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant HK. Participants may contribute up to 5% of their salary to the plan. The Company makes annual matching contributions. Costs of the plan charged to operations for 2000, 2001 and 2002 amounted to approximately $119,000, $155,000 and $149,000 respectively.

On July 1, 1994, the Company established a defined contribution retirement plan covering all of its U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated

                              TARRANT APPAREL GROUP
from those of the Company. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. The Company's contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, the Company may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 2000, 2001 and 2002 amounted to approximately $257,000, $289,000 and $249,000 respectively.

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

16. OTHER INCOME AND EXPENSE

Other income and expense consists of the following:

                                               2000         2001         2002
                                            ----------   ----------   ----------
Rental income ...........................   $   71,576   $  586,305   $  495,754
Unrealized gain on foreign currency .....      441,811      103,705         --
Realized gain on foreign currency .......         --           --      1,123,076
Royalty income ..........................         --        180,833       62,166
Sales of damaged goods and samples ......         --        192,680         --
Gain on legal settlement ................         --           --        473,041
Other items .............................      836,980      789,543      493,938
                                            ----------   ----------   ----------
Total other income ......................   $1,350,367   $1,853,066   $2,647,975
                                            ==========   ==========   ==========

Royalty expense .........................   $     --     $  500,000   $  655,691
Unrealized loss on foreign currency .....         --           --      1,014,696
Other items .............................      193,359      355,994      333,686
                                            ----------   ----------   ----------
Total other expense .....................   $  193,359   $  855,994   $2,004,073
                                            ==========   ==========   ==========

                              TARRANT APPAREL GROUP

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2002:

                                            Quarter Ended                      Year
                          -----------------------------------------------      Ended
                          Mar. 31(2)    Jun. 30     Sep.30      Dec. 31(1)    Dec. 31
                          ---------    ---------   ---------    ---------    ---------
                                   (In thousands, except per share data)
2001
Net sales .............   $  84,330    $  96,126   $  78,175    $  71,622    $ 330,253
Gross profit ..........      14,419       15,814      10,071       12,424       52,728
Operating income
 (loss) ...............         891        3,300      (3,349)       1,088        1,930
Net income (loss) .....   $     446    $   1,706   $  (4,229)   $    (812)   $  (2,889)
Net income (loss) per
 common share:
  Basic ...............   $     .03    $     .11   $    (.27)   $   (0.05)   $   (0.18)
  Diluted .............   $     .03    $     .11   $    (.27)   $   (0.05)   $   (0.18)
Weighted average shares
 outstanding:
  Basic ...............      15,822       15,832      15,824       15,831       15,825
  Diluted .............      15,825       15,905      15,824       15,831       15,825

2002
Net sales .............   $  65,164    $  95,307   $  94,328    $  92,592    $ 347,391
Gross profit ..........       8,419       14,424      14,230        8,236       45,309
Operating income
 (loss) ...............        (831)       4,780       3,626       (3,105)       4,470
Income (loss) before
 cumulative effect of
 accounting change ....   $  (1,726)   $   1,302   $   1,127    $  (1,917)   $  (1,214)
Net income (loss) .....   $  (6,597)   $   1,302   $   1,127    $  (1,917)   $  (6,085)
Income (loss) per share
 before cumulative
 effect
 of accounting change:
  Basic ...............   $    (.11)   $     .08   $     .07    $   (0.12)   $   (0.08)
  Diluted .............   $    (.11)   $     .08   $     .07    $   (0.12)   $   (0.08)
Net income (loss) per
 common share:
  Basic ...............   $    (.41)   $     .08   $     .07    $   (0.12)   $   (0.38)
  Diluted .............   $    (.41)   $     .08   $     .07    $   (0.12)   $   (0.38)
Weighted average shares
 outstanding:
  Basic ...............      15,832       15,832      15,836       15,836       15,834
  Diluted .............      15,832       16,099      15,931       15,836       15,834

----------

(1) In the fourth quarter of 2000, the Company recorded a book to physical adjustment of $3.2 million, a $965,000 loss on a foreign currency hedge and the write-off of certain assets of $350,000 related to abandonment of leasehold improvements in Mississippi and Mexico.
(2) Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. The Company adopted SFAS No. 142 in fiscal 2002 and performed its first annual assessment of impairment, which resulted in an impairment loss of $4.9 million recorded in the first quarter of 2002.

                                    SCHEDULE II

                              TARRANT APPAREL GROUP

                        VALUATION AND QUALIFYING ACCOUNTS


                                      Additions   Additions
                          Balance at  Charged to  Charged                  Balance
                          Beginning   Costs and   to Other                 at End
                           of Year    Expenses    Accounts   Deductions    of Year
                          ----------  ----------  ---------  ----------   ----------
For the year ended
 December 31, 2000
  Allowance for returns
   and discounts......... $2,868,658  $1,024,082  $   --     $    --      $3,892,740
  Allowance for bad debt. $  339,660  $  103,007  $   --     $    --      $  442,667
                          ==========  ==========  =========  ===========  ==========
For the year ended
 December 31, 2001
  Allowance for returns
   and discounts......... $3,892,740  $    --     $(758,754) $  (452,385) $2,681,601
  Allowance for bad debt. $  442,667  $2,283,226  $ 758,754  $    --      $3,484,647
                           ========== ==========  =========  ===========  ==========
For the year ended
 December 31, 2002
  Allowance for returns
   and discounts......... $2,681,601  $  453,167  $   --     $    --      $3,134,768
  Allowance for bad debt. $3,484,647  $    --     $   --     $(2,302,794) $1,181,853
                           ========== ==========  =========  ===========  ==========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TARRANT APPAREL GROUP

                                  By:             /S/ GERARD GUEZ
                                        ---------------------------------------
                                                    Gerard Guez
                                               Chairman of the Board

                                POWER OF ATTORNEY

         The undersigned directors and officers of Tarrant Apparel Group do hereby constitute and appoint Patrick Chow and Gerard Guez with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                          TITLE                         DATE
      ---------                          -----                         ----

   /S/ GERARD GUEZ          Chief Executive Officer and           March 31, 2003
-----------------------     Chairman of the Board of Directors
     Gerard Guez

    /S/ TODD KAY            President and Vice Chairman of the    March 31, 2003
-----------------------     Board of Directors
       Todd Kay

/S/ PATRICK CHOW            Chief Financial Officer, Treasurer    March 31, 2003
-----------------------     and Director (Principal Financial
     Patrick Chow           and Accounting Officer)


    /S/ EDDY YUEN           Director                              March 31, 2003
-----------------------
      Eddy Yuen

 /S/ KAREN WASSERMAN        Executive Vice President,             March 31, 2003
-----------------------     General Merchandising Manager,
   Karen Wasserman          and Director

 /S/ MITCHELL SIMBAL        Director                              March 31, 2003
-----------------------
   Mitchell Simbal

   /S/ BARRY AVED           Director                              March 31, 2003
-----------------------
      Barry Aved

/S/ JOSEPH MIZRACHI         Director                              March 31, 2003
-----------------------
   Joseph Mizrachi

 /S/ MILTON KOFFMAN         Director                              March 31, 2003
-----------------------
    Milton Koffman

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Gerard Guez, certify that:

         1. I have reviewed this annual report on Form 10-K of Tarrant Apparel Group;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
                                                /S/ GERARD GUEZ
                                             -----------------------
                                             Gerard Guez
                                             Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Patrick Chow, certify that:

         1. I have reviewed this annual report on Form 10-K of Tarrant Apparel Group;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
                                                /S/ PATRICK CHOW
                                             -----------------------
                                             Patrick Chow
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                Description
-------                               -----------
3.1     Restated Articles of Incorporation of the Company(/1/)

3.1.1   Certificate of Amendment of Restated Articles of Incorporation. (/26/)

3.1.2   Certificate of Amendment of Restated Articles of Incorporation. (/26/)

3.1.3 Certificate of Determination of Preferences, Rights and Limitations of Series A Preferred Stock of Tarrant Apparel Group. (/27/)

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

Exhibit
Number                                Description
-------                               -----------

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

10.21 Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P.(/5/)

10.22 Reorganization and Tax Indemnification Agreement dated as of June 13, 1995, by and among the Company and its shareholders(/5/)

10.23 Employment Agreement January 1, 1995, by and between the Company and Gerard Guez(/2/)

10.23.1 Employment Agreement effective January 1, 1998, by and between the Company and Gerard Guez(/13/)

10.23.2 First amendment to Employment Agreement dated as of January 10, 2000 by and between Gerard Guez and the Company ( /21/ )

10.24 Agreement dated as of January 1, 1995, by and between the Company and Todd Kay(/1/)

10.24.1 Employment Agreement effective January 1, 1998, by and between the Company and Todd Kay(/13/)

10.24.2 First Amendment to Employment Agreement dated as of January 10, 2000 by and between Todd Kay and the Company

10.25 Employment Agreement dated as of January 1, 1994, by and between the Company and Jimmy Esebag, as amended, by that certain Amendment No. 1 dated as of June 1, 1995(/2/)

Exhibit
Number                                Description
-------                               -----------

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

10.40 Agreement dated March 17, 1995, by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong(/3/)

Exhibit
Number                                Description
-------                               -----------

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

10.53 Security Agreement entered into as of November 1, 1996, by and between Standard Chartered Bank and the Company(/7/)

Exhibit
Number                                Description
-------                               -----------

10.53.1 Termination Agreement dated as of March 29, 2002, by and between Standard Chartered Bank and Tarrant Apparel Group.(/25/)

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

10.67 Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(13)

10.67.1 Letter of Intent to Purchase Twill mill dated August 30, 2002. (/27/)

Exhibit
Number                                Description
-------                               -----------

10.68+ Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca(13)

10.68.1 Final Agreement for Purchase of Assets dated as of April 18, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca (15)

10.69 Agreement for Purchase of Assets effective as of the twenty-third day of March, 1999, by and among CMG, Inc., Charles Ghailian, CHAZZZ Acquisition, L.L.C. and the Company(14)

10.70 Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and the Company to pay CMG Inc.
         (14)

10.71   Non-Negotiable Promissory Note dated March 23, 1999 to pay CMG
         Inc.(/14/)

10.71.1 Non-Negotiable Promissory Note dated February 14, 2000 to pay CMG Inc.
         (20)

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

10.73.1 Amendment to Employment Agreement entered into August 7, 2000 by and between Tarrant Mexico, S. de R.L. de C.V. and Kamel Nacif (20)

10.74 Agreement for Purchase of Stock dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V.*(/15/)

10.75 Noncompetition Agreement dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad, Tarrant Apparel
         Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V.(/16/)

10.77 Loan Agreement dated September 1, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group(/16/)

10.77.1 Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group(/16/)

Exhibit
Number                                Description
-------                               -----------

10.77.2 Modification Agreement entered into as of June 7, 2002, by and between General Electric Capital Corporation and Tarrant Apparel Group. (/26/)

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

10.85 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Mario Alberto Haddad Yunes(/17/)

10.86 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Marco Antonio Haddad Yunes(/17/)

10.87 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Miguel Angel Haddad Yunes(/17/)

Exhibit
Number                                Description
-------                               -----------

10.88 Non-Negotiable Promissory Note dated August 1, 1999 to pay to the order of Antonio Haddad Haddad(/17/)

10.89 Stock Pledge Agreement dated August 1, 1999 by and between TAG MEX, INC. and those individuals whose names appear on the signature page(/17/)

10.90 Revolving Credit, Factoring and Security Agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc., and GMAC Commercial Credit LLC(/17/)

10.90.1 First Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC (20)

10.90.2 Second Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC (20)

10.90.3 Third Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMA Commercial Credit LLC (20)

10.90.4 Letter agreement dated June 29,2001 by and between the Company and GMAC Commercial Credit (/22/)

10.90.5 Waiver agreement dated November 2001 by and between Tarrant Apparel Group And GMAC Commercial Credit (/24/)

10.90.6 Letter Amendment dated March 2002 by and between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (/25)

10.90.7 Letter Amendment dated January 24, 2003 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

10.90.8 Waiver dated November 13, 2002 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

10.91 Agreement for Purchase of Assets dated April 12, 2000, by and among Harvest Wear, Inc., a California corporation (HW), Mapa Trading, LTD, a Hong Kong corporation (Mapa), Needletex, Inc., a California corporation (Needletex), Patrick Bensimon (the Shareholder), Jane Doe International LLC, (formally Needletex, LLC) a Delaware limited liability company (the Purchaser)(/19/)

Exhibit
Number                                Description
-------                               -----------

10.92 Amendment No. 1 to Facility Development Agreement dated as of March 30, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.93 Equipment Purchase Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.94 Secured Promissory Note dated October 5, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V.(/18/)

10.94.1 Amended Secured Promissory Note dated October 5, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V (Amended and Restated as of December 18, 2001).

10.94.2 Amendment No. 2 to Secured Promissory Note dated January 2, 2002 between Trans Textil International, S.A. de. C.V. and Tarrant Company Limited and Trade Link Holdings Company.

10.95 Equipment Lease dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.96 Production Agreement dated as of October 16, 2000, by and between Tag Mex, Inc. and Tex Transas, S.A. de C.V.(/18/)

10.97 Pledge Security Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.(/18/)

10.98   Promissory   note  dated  February  28,  2001  in  the  amount  of  US
         $4,119,545.06 to pay to the order of Standard Chartered Bank (20)

10.99 Stock repurchase agreement entered into July 10, 2000 by and among Tarrant Apparel Group and Gabriel Manufacturing Company (20)

10.99.1 Consulting Agreement effective as of October 9, 2001 by and between Gabriel Zeitounti and the Company (23)

10.100 Agreement for Purchase of Assets dated August 1, 2000 by and among Tarrant Mexico, S. de R.L. de C.V., Confecciones Jamil, S.A.de R.L. de C. and Inmobiliaria Cuadros, S.A. de C.V.(/21/)

10.101 Limited Liability Company Operating Agreement of United Apparel Ventures, LLC effective as of July 1,2001 (/23/)

10.101.1 Amendment to Operating Agreement dated as of October 23, 2001 by and among Azteca Production International, Inc. ("Azteca") and "TAG MEX". (/25/)

10.101.2 Second amendment to Operating Agreement dated as of January 2, 2002 by and among Azteca Production International, Inc. ("Azteca") and "TAG MEX". (/25/)

Exhibit
Number                                Description
-------                               -----------

10.101.3 Third Amendment to Operating Agreement dated as of July 5, 2002, by and between Azteca Production International, Inc, and TAG Mex, Inc. (/26/)

10.102 Employment Agreement effective January 1, 2002 by and between Eddie Yuen and the Company (/24/)

10.103 Employment Agreement effective January 7, 2002 by and between Patrick Chow and the Company (/24/)

10.103.1 First Amendment to Employment Agreement dated January 2, 2003, between Patrick Chow and the Company.

10.104 Security Agreement entered in to as of April 9, 2001, by and between Banco Nacional De Comercio Exterior, Industrial Exportadora Famian S.A. and Tarrant Apparel Group (/24/)

10.105 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Tarrant Apparel Group and Fashion Resource (TCL), Inc. (/26/)

10.105.1 Conditional Consent Agreement dated December 31, 2002, between UPS Capital Global Trade Finance Corporation and Fashion Resource
          (TCL), Inc.

10.106 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Gerard Guez. (/26/)

10.107 Syndicated Letter of Credit Facility dated June 13, 2002 by and between Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited as Borrowers and UPS Capital Global Trade Finance Corporation as Agent and Issuer and Certain Banks and Financial Institutions as Banks. (/26/)

10.107.1 Charge Over Shares dated June 13, 2002 by Fashion Resource (TCL), Inc. in favor of UPS Capital Global Trade Finance Corporation. (/26/)

10.107.2 Syndicated Composite Guarantee and Debenture dated June 13, 2002 between Tarrant Company Limited, Marble Limited and Trade link Holdings Limited and UPS Capital Global Trade Finance Corporation. (/26/)

10.108 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (/26/)

10.110 Assignment of Promissory Note for full settlement of indebtedness issued by Tex Transas, S.A. de C.V. due to Tarrant Company Limited, Trade Link Holdings Limited dated December 26, 2001. (/26/)

10.111 Promissory Note dated July 1, 2002 by Tarrant Apparel Group in favor of Todd Kay. (/26/)

10.111.1 Amendment to Promissory Note dated January 2, 2003, between Todd Kay and the Company.

Exhibit
Number                                Description
-------                               -----------
10.112 Agreement for Purchase of Assets and Stock dated December 31, 2002, by and among the Registrant, Tarrant Mexico, S. de R.L. de C.V., Machrima Luxembourg International, Sarl, Trans Textil International, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Rosa Lisette Nacif Benavides, Gazi Nacif Borge, Jorge Miguel Echevarria Vazquez, and Kamel Nacif Borge.+ (/27/)

23.1     Consent of Ernst & Young LLP.

24       Power of Attorney (included on signature page).

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
*     Confidential treatment has been requested for portions of this document.

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

(20) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2000.

(21) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2001.

(22) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2001.

(23) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2001.

(24) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2001.

(25) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2002.

(26) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2002.

(26) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2002.

(27) Filed as an exhibit to the Company's Current Report on Form 8K dated December 31, 2002 and filed on January 15, 2003.