Form 10-K/A
period 2002-12-31
TARRANT APPAREL GROUP
filed 2003-05-15
CIK 944948

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                 AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                     TARRANT APPAREL GROUP ON APRIL 1, 2003

         The following amends the Annual Report on Form 10-K filed by Tarrant Apparel Group on April 1, 2003, as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. Item 15 of the Form 10-K is hereby amended in its entirety as set forth herein.



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

         (b) Reports on Form 8-K filed: None.

         (c) Exhibits. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

3.1          Restated Articles of Incorporation of the Company(1)

3.1.1        Certificate  of  Amendment of Restated  Articles of  Incorporation.
             (26)

3.1.2        Certificate  of  Amendment of Restated  Articles of  Incorporation.
             (26)

3.1.3 Certificate of Determination of Preferences, Rights and Limitations of Series A Preferred Stock of Tarrant Apparel Group. (28)

3.2          Restated Bylaws of the Company (1)

4.1          Specimen of Common Stock Certificate (2)

10.1 Note in the principal amount of $2,600,000 dated March 15, 1995 in favor of Imperial Bank (1)

10.2 General Security Agreement dated March 15, 1995 by and between the Company and Imperial Bank (1)

10.3 Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation
             (1) 10.4 1995 Stock Option Plan dated as of May 1, 1995 (1)

10.5 Letter Agreement dated February 17, 1995 between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited
             (1)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.6 Letter dated April 18, 1995 from The Hongkong and Shanghai Banking Corporation Limited to Tarrant Company Limited regarding the release of certain security interest (1)

10.7         Commercial Lease dated January 1, 1994 and GET and the Company (1)

10.8 Tenancy Agreement dated July 15, 1994 between Lynx International Limited and Tarrant Company Limited as amended by that certain Supplementary Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary Tenancy Agreement dated December 31, 1994 (1)

10.9 Lease Agreement dated June 10, 1994, between Yip Sik Kin and Tarrant Company Limited (translated from Chinese) (1)

10.10 Tenancy Contract effective as of December 24, 1994, between Khalifa Muhairi and Tarrant Trading Co. Ltd. (1)

10.11 Agreement dated as of June 1, 1995, by and among Pret-A-Porter, the Company, French Designers, Inc., Bernard Aidan, Gerard Guez and Todd Kay (5)

10.12 Services Agreement dated as of April 1, 1995, by and between F.I.S., Inc. and the Company (2)

10.13 Services Agreement dated as of October 1, 1994, by and between the Company and GET (1)

10.14 Services Agreement dated as of October 1, 1994, by and between the Company and Lynx International Limited (1)

10.15 Indemnification Agreement dated as of March 14, 1995, by and among the Company, Gerard Guez and Todd Kay (2)

10.16 Promissory Note in the initial principal amount of $2 million dated February 8, 1996, by Gerard Guez in favor of the Company (2)

10.17 Promissory Note in the initial principal amount of $1 million dated February 8, 1995, by Todd Kay in favor of the Company (2)

10.18 Promissory Note in the principal amount of $1,334,566.71 dated December 31, 1994, by P.I.S., Inc. in favor of the Company (2)

10.19 Release dated as of June 1, 1995, by and between the Company and certain other parties signatory thereto (2)

10.20 Option Agreement dated as of July 28, 1995, by and among Limited Direct Associates, L.P., Gerard Guez, Todd Kay and the Company (5)

10.21 Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P.(5)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.22 Reorganization and Tax Indemnification Agreement dated as of June 13, 1995, by and among the Company and its shareholders (5)

10.23 Employment Agreement January 1, 1995, by and between the Company and Gerard Guez (2)

10.23.1 Employment Agreement effective January 1, 1998, by and between the Company and Gerard Guez (13)

10.23.2 First amendment to Employment Agreement dated as of January 10, 2000 by and between Gerard Guez and the Company (21)

10.24 Agreement dated as of January 1, 1995, by and between the Company and Todd Kay (1)

10.24.1 Employment Agreement effective January 1, 1998, by and between the Company and Todd Kay (13)

10.24.2 First Amendment to Employment Agreement dated as of January 10, 2000 by and between Todd Kay and the Company

10.25 Employment Agreement dated as of January 1, 1994, by and between the Company and Jimmy Esebag, as amended, by that certain Amendment No. 1 dated as of June 1, 1995 (2)

10.26 Employment Agreement dated as of November 18, 1994, by and between the Company and Mark B. Kristof (1)

10.27 Employment Agreement dated as July 5, 1994, by and between the Company and Bradley R. Kenson (1)

10.28 License Agreement dated January 1, 1994, by and between the Company and GET (1)

10.29        Assignment  dates  as of June 1,  1995  with  respect  to the  GET!
             trademark, executed by GET in favor of the Company (2)

10.30 Amendment No. 1 to Commercial Lease dated as of April 1, 1995 by and between GET and the Company (2)

10.31 Lease and Services Agreement dated as of June 1, 1995, by and between Tarrant Company Limited and French Designers, Inc. (2)

10.32 Note in the principal amount of $2,600,000 dated May 15, 1995, by the Company in favor of Imperial Bank (2)

10.33 Letter Agreement dated May 17, 1995, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited
             (2)

10.34 Buying Agency Agreement executed as of December 19, 1992, between P.I.S., Inc. and Tarrant Company Ltd. (2)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.35 Buying Agency Agreement executed as of April 4, 1995, by Azteca Production International, Inc. and Tarrant Company Ltd., with the Company acknowledging as to certain matters (2)

10.36 Tripartite Agreement Assignment of Factoring Proceeds (Advances) executed and delivered June 6, 1995, by the Company, and accepted and agreed to by The Hongkong and Shanghai Banking Corporation Limited and NationsBanc Commercial Corporation (2)

10.36.1      Amendment to Three Party Special Deposit Account Agreement (8)

10.37 Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of June 6, 1995, by and between the Hongkong and Shanghai Banking Corporation Limited and the Company (2)

10.38 Security Agreement (Tarrant Co. Ltd. Draft Acceptance) entered into as of June 6, 1995, by and between The Hongkong and Shanghai Banking Corporation Limited and the Company (2)

10.39 Agreement dated March 14, 1995, by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong (3)

10.40 Agreement dated March 17, 1995, by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong (3)

10.41        Underwriting  Agreement dated as of July 24, 1995, by and among the
             Company,   Gerard  Guez,   Todd  Kay  and   Prudential   Securities
             Incorporated (5)

10.42 Letter agreement dated August 10, 1995, by and among the Company and NationsBanc Commercial Corporation (4)

10.42.1 Amendment dated June 9, 1997 to Factoring Agreement effective as of September 28, 1993, as amended, by and between the Company and NationsBanc Commercial Corporation (8)

10.43 Letter agreement dated January 30, 1996, by and between Tarrant Company Limited and The Hongkong Shanghai Banking Corporation Limited (5)

10.43.1 Letter agreement dated May 28, 1996, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited
             (8)

10.43.2 Letter agreement dated April 16, 1998, by and between Tarrant Company Limited and The Hongkong and Shanghai Banking Corporation Limited (11)

10.44 Promissory Note in the principal amount of $3 million dated March 25, 1996, by GET in favor of the Company (6)

10.45        Deed of Trust  dated  March  25,  1996 by and  Between  GET and the
             Company (6)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.46 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Gerard Guez and the Company (6)

10.47 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Todd Kay and the Company (6)

10.48 Letter agreement dated February 22, 1996, by and between Tarrant Company Limited and Standard Chartered Bank (7)

10.49 Letter agreement dated March 8, 1996, by and between Tarrant Company Limited and Standard Chartered Bank (7)

10.50 Guarantee Agreement entered into as of August 30, 1996, by and between Standard Chartered Bank and the Company (7)

10.51 Letter of Undertaking entered into as of August 30, 1996, by and between Standard Chartered Bank and the Company (7)

10.52 Intercreditor Agreement entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation Limited, Standard Chartered Bank and Tarrant Company Limited (7)

10.53 Security Agreement entered into as of November 1, 1996, by and between Standard Chartered Bank and the Company (7)

10.53.1 Termination Agreement dated as of March 29, 2002, by and between Standard Chartered Bank and Tarrant Apparel Group (25)

10.54 Amendment to Security Agreement (Guaranty of Tarrant Co. Ltd. Debt) entered into as of November 1, 1996, between The Hongkong and Shanghai Banking Corporation Limited and the Company (7)

10.55 Agreement dated January 29, 1997 by and among Tarrant Company Limited, Cheung Shing Hong Holding Ltd., Yip Sik Kin and Lam Kin Fong (7)

10.56 Form of Indemnification Agreement with directors and certain executive officers (8)

10.57        Special Deposit Account Agreement (8)

10.58 Accounts Receivable Financing Agreement dated June 13, 1997, by between the Company and The CIT GroupCommercial Services, Inc. (8)

10.58.1      Letter   Agreement   dated  October  1,  1997  regarding   Accounts
             Receivable Financing Agreement, by and between the Company and The CIT GroupCommercial Service., Inc. (13)

10.59* Asset Purchase Agreement dated February 18, 1998, by and between Marble Limited and MGI International Limited (10)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.60* Asset Purchase Agreement dated February 18, 1998, by and between the Company and Marshall Gobuty International U.S.A., Inc. (10)

10.61 Employment Agreement dated February 23, 1998, by and between the Company and Marshall Gobuty (10)

10.62 Noncompetition Agreement dated February 23, 1998, by and between Marshall Gobuty International U.S.A., Inc. and Marshall Gobuty, on the one hand, and the Company, on the other hand (10)

10.63 Noncompetition Agreement dated February 23, 1998, by and between MGI International Limited and Marshall Gobuty, on the one hand, and the Company, on the other hand (10)

10.64 Loan Agreement dated as of July 1, 1998, between the Company and Standard Chartered Bank (12)

10.65 Partnership Interest Purchase Agreement dated as of July 2, 1998, among Rocky Acquisition, LLC, the Company, Limited Direct Associates, L.P., Rocky Apparel, Inc., and Gabriel Manufacturing Company (13)

10.66 Escrow Agreement made as of July 2, 1998, by and among the Company, Gabriel Manufacturing Company and Rocky Apparel, Inc. (13)

10.67 Facility Development Agreement dated as of December 2, 1998, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V. (13)

10.67.1      Letter of Intent to Purchase Twill Mill dated August 30, 2002. (27)

10.68+ Agreement for Purchase of Assets dated as of February 22, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca (13)

10.68.1 Final Agreement for Purchase of Assets dated as of April 18, 1999, by and among Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca (15)

10.69 Agreement for Purchase of Assets effective as of the twenty-third day of March, 1999, by and among CMG, Inc., Charles Ghailian, CHAZZZ Acquisition, L.L.C. and the Company (14)

10.70 Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and the Company to pay CMG Inc. (14)

10.71        Non-Negotiable Promissory Note dated March 23, 1999 to pay CMG Inc.
             (14)

10.71.1 Non-Negotiable Promissory Note dated February 14, 2000 to pay CMG Inc. (20)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.72 Escrow Agreement, by and among the Company, Tarrant Mexico, S. de R.L. de C.V. and Jamil Textil, S.A. de C.V. dated as of April 1, 1999 (14)

10.72.1 Final Escrow Agreement dated as of May 24, 1999, by and among Tarrant Apparel Group, Tarrant Mexico, S. de R.L. de C.V., Jamil Textil, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Kamel Nacif and Irma Benavides Montes De Oca (15)

10.73 Employment Agreement dated as of April 1, 1999 by and between Kamel Nacif and Tarrant Mexico, S. de R.L. de C.V. (14)

10.73.1 Amendment to Employment Agreement entered into August 7, 2000 by and between Tarrant Mexico, S. de R.L. de C.V. and Kamel Nacif (20)

10.74 Agreement for Purchase of Stock dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V.* (15)

10.75 Noncompetition Agreement dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V. (16)

10.77 Loan Agreement dated September 1, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group (16)

10.77.1 Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group (16)

10.77.2 Modification Agreement entered into as of June 7, 2002, by and between General Electric Capital Corporation and Tarrant Apparel Group. (26)

10.78 Promissory Note dated September 1, 1999 to pay to the order of General Electric Capital Corporation the loan amount referred to in
             Exhibit 10.77 (16)

10.79 Corporate Guaranty dated September 1, 1999 by Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in
             Exhibit 10.77 (16)

10.79.1 Amendment No. 1 to Corporate Guaranty dated September 12, 1999 by Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77 (16)

10.80 Master Security Agreement made as of September 1, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in
             Exhibit 10.77 (16)

10.80.1 Amendment No. 1 to Master Security Agreement made as of September 12, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77 (16)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.81 Loan Agreement dated December 30, 1999 by and between Standard Chartered Bank and Tarrant Apparel Group (17)

10.82 Factoring Agreement dated November 24, 1999 by and between MTB Bank and Rocky Apparel, LLC. (17)

10.83 Machinery and Equipment Agreement dated November 17, 1999 by and between Tarrant Mexico, S. de R.L. de C.V and Banc of America Leasing & Capital, L.L.C. (17)

10.84 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Antonio Haddad Haddad (17)

10.85 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Mario Alberto Haddad Yunes (17)

10.86 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Marco Antonio Haddad Yunes (17)

10.87 Employment Agreement dated as of August 1, 1999 by and between Industrial Exportadora Famian, S.A. de C.V. and Miguel Angel Haddad Yunes (17)

10.88 Non-Negotiable Promissory Note dated August 1, 1999 to pay to the order of Antonio Haddad Haddad (17)

10.89 Stock Pledge Agreement dated August 1, 1999 by and between TAG MEX, INC. and those individuals whose names appear on the signature page
             (17)

10.90 Revolving Credit, Factoring and Security Agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc., and GMAC Commercial Credit LLC (17)

10.90.1      First  Amendment  to  Revolving  Credit,   factoring  and  security
             agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC (20)

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

10.90.4 Letter agreement dated June 29,2001 by and between the Company and GMAC Commercial Credit (22)

10.90.5 Waiver agreement dated November 2001 by and between Tarrant Apparel Group And GMAC Commercial Credit (24)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.90.6 Letter Amendment dated March 2002 by and between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (25)

10.90.7 Letter Amendment dated January 24, 2003 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (29)

10.90.8 Waiver dated November 13, 2002 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.
             (29)

10.91 Agreement for Purchase of Assets dated April 12, 2000, by and among Harvest Wear, Inc., a California corporation (HW), Mapa Trading, LTD, a Hong Kong corporation (Mapa), Needletex, Inc., a California corporation (Needletex), Patrick Bensimon (the Shareholder), Jane Doe International LLC, (formally Needletex, LLC) a Delaware limited liability company (the Purchaser) (19)

10.92 Amendment No. 1 to Facility Development Agreement dated as of March 30, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V. (18)

10.93 Equipment Purchase Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V. (18)

10.94 Secured Promissory Note dated October 5, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V. (18)

10.94.1 Amended Secured Promissory Note dated October 5, 2000 in the principal amount of U.S. $47,702,128 of Tex Transas, S.A. de C.V (Amended and Restated as of December 18, 2001). (29)

10.94.2 Amendment No. 2 to Secured Promissory Note dated January 2, 2002 between Trans Textil International, S.A. de. C.V. and Tarrant Company Limited and Trade Link Holdings Company. (29)

10.95 Equipment Lease dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V.
             (18)

10.96 Production Agreement dated as of October 16, 2000, by and between Tag Mex, Inc. and Tex Transas, S.A. de C.V. (18)

10.97 Pledge Security Agreement dated as of October 16, 2000, by and between Tarrant Mexico, S. de R.L. de C.V. and Tex Transas, S.A. de C.V. (18)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.98 Promissory note dated February 28, 2001 in the amount of US $4,119,545.06 to pay to the order of Standard Chartered Bank (20)

10.99 Stock repurchase agreement entered into July 10, 2000 by and among Tarrant Apparel Group and Gabriel Manufacturing Company (20)

10.99.1 Consulting Agreement effective as of October 9, 2001 by and between Gabriel Zeitounti and the Company (23)

10.100 Agreement for Purchase of Assets dated August 1, 2000 by and among Tarrant Mexico, S. de R.L. de C.V., Confecciones Jamil, S.A.de R.L. de C. and Inmobiliaria Cuadros, S.A. de C.V. (21)

10.101 Limited Liability Company Operating Agreement of United Apparel Ventures, LLC effective as of July 1,2001 (23)

10.101.1 Amendment to Operating Agreement dated as of October 23, 2001 by and among Azteca Production International, Inc. ("Azteca") and "TAG MEX". (25)

10.101.2 Second amendment to Operating Agreement dated as of January 2, 2002 by and among Azteca Production International, Inc. ("Azteca") and "TAG MEX". (25)

10.101.3 Third Amendment to Operating Agreement dated as of July 5, 2002, by and between Azteca Production International, Inc, and TAG Mex, Inc.
             (26)

10.102 Employment Agreement effective January 1, 2002 by and between Eddie Yuen and the Company (24)

10.103 Employment Agreement effective January 7, 2002 by and between Patrick Chow and the Company (24)

10.103.1 First Amendment to Employment Agreement dated January 2, 2003, between Patrick Chow and the Company. (29)

10.104 Security Agreement entered in to as of April 9, 2001, by and between Banco Nacional De Comercio Exterior, Industrial Exportadora Famian S.A. and Tarrant Apparel Group (24)

10.105 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Tarrant Apparel Group and Fashion Resource (TCL), Inc. (26)

10.105.1 Conditional Consent Agreement dated December 31, 2002, between UPS Capital Global Trade Finance Corporation and Fashion Resource
             (TCL), Inc. (29)

10.106 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Gerard Guez. (26)

EXHIBIT
NUMBER                                DESCRIPTION
-------      -------------------------------------------------------------------

10.107 Syndicated Letter of Credit Facility dated June 13, 2002 by and between Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited as Borrowers and UPS Capital Global Trade Finance Corporation as Agent and Issuer and Certain Banks and Financial Institutions as Banks. (26)

10.107.1 Charge Over Shares dated June 13, 2002 by Fashion Resource (TCL), Inc. in favor of UPS Capital Global Trade Finance Corporation. (26)

10.107.2 Syndicated Composite Guarantee and Debenture dated June 13, 2002 between Tarrant Company Limited, Marble Limited and Trade link Holdings Limited and UPS Capital Global Trade Finance Corporation.
             (26)

10.108 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (26)

10.110 Assignment of Promissory Note for full settlement of indebtedness issued by Tex Transas, S.A. de C.V. due to Tarrant Company Limited, Trade Link Holdings Limited dated December 26, 2001. (26)

10.111 Promissory Note dated July 1, 2002 by Tarrant Apparel Group in favor of Todd Kay. (26)

10.111.1 Amendment to Promissory Note dated January 2, 2003, between Todd Kay and the Company. (29)

10.112 Agreement for Purchase of Assets and Stock dated December 31, 2002, by and among the Registrant, Tarrant Mexico, S. de R.L. de C.V., Machrima Luxembourg International, Sarl, Trans Textil International, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Rosa Lisette Nacif Benavides, Gazi Nacif Borge, Jorge Miguel Echevarria Vazquez, and Kamel Nacif Borge.+ (28)

23.1         Consent of Ernst & Young LLP

24           Power of Attorney. (29)

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------
* Confidential treatment has been requested for portions of this document.

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

(27) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2002.

(28) Filed as an exhibit to the Company's Current Report on Form 8K dated December 31, 2002 and filed on January 15, 2003.

(29) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS

     Report of Independent Auditors..........................................F-2

     Consolidated Balance Sheets--December 31, 2001 and 2002.................F-3

     Consolidated Statements of Operations--Three year period
          ended December 31, 2002............................................F-4

     Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 2002.....................................F-5

     Consolidated Statements of Cash Flows--Three year period
          ended December 31, 2002............................................F-6

     Notes to Consolidated Financial Statements..............................F-7

FINANCIAL STATEMENT SCHEDULE

     Schedule II--Valuation and Qualifying Accounts.........................F-28

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





                                                      /S/ ERNST & YOUNG LLP


Los Angeles, California
March 14, 2003

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                 ------------------------------
                                                     2001             2002
                                                 -------------    -------------
                    ASSETS
Current assets:
  Cash and cash equivalents ..................   $   1,524,447    $   1,388,482
  Accounts receivable, net ...................      58,576,654       65,287,902
  Due from affiliates ........................       2,064,923       10,269,251
  Due from officers ..........................          87,456          456,500
  Inventory ..................................      50,600,584       44,782,154
  Temporary quota ............................         369,849             --
  Current portion of note receivable--
    related party ............................       3,468,490             --
  Prepaid expenses and other receivables .....       6,274,330        5,135,672
  Income taxes receivable ....................         692,868          280,200
                                                 -------------    -------------
Total current assets .........................     123,659,601      127,600,161

  Property and equipment, net ................      90,173,451      159,998,629
  Permanent quota, net .......................          73,978             --
  Note receivable--related party, less
    current portion ..........................      41,430,564             --
  Other assets ...............................       3,932,146        2,539,040
  Excess of cost over fair value of net
    assets acquired, net .....................      29,196,886       28,064,019
                                                 -------------    -------------
Total assets .................................   $ 288,466,626    $ 318,201,849
                                                 =============    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings .................   $  22,085,349    $  29,326,924
  Accounts payable ...........................      31,560,131       39,142,350
  Accrued expenses ...........................       9,648,389       12,566,475
  Income taxes ...............................       7,177,324       12,640,388
  Deferred tax liabilities ...................         514,913             --
  Due to shareholders ........................       2,307,687          486,875
  Current portion of long-term obligations ...      25,256,628       21,706,502
                                                 -------------    -------------
Total current liabilities ....................      98,550,421      115,869,514

Long-term obligations ........................      63,993,808       55,903,976
Deferred tax liabilities .....................            --            407,751
Minority interest in UAV .....................         757,927        3,205,167
Minority interest in Tarrant Mexico ..........            --         21,654,538

Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized;
  none (2001) and 100,000 shares (2002)
  issued and outstanding .....................            --          8,820,573
Common stock, no par value, 20,000,000 shares
  authorized; 15,840,815 shares (2001) and
  15,846,315 shares (2002) issued and
  outstanding ................................      69,341,090       69,368,239
Contributed capital ..........................       1,434,259        1,434,259
Retained earnings ............................      62,958,375       56,873,094
Notes receivable from shareholders ...........     (12,118,773)      (5,601,804)
Accumulated other comprehensive income (loss)        3,549,519       (9,733,458)
                                                 -------------    -------------
Total shareholders' equity ...................     125,164,470      121,160,903
                                                 -------------    -------------

Total liabilities and shareholders' equity ...   $ 288,466,626    $ 318,201,849
                                                 =============    =============

                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         2000           2001           2002
                                     ------------   ------------   ------------

Net sales .........................  $395,169,020   $330,253,548   $347,390,930
Cost of sales .....................   332,333,227    277,525,010    302,082,144
                                     ------------   ------------   ------------

Gross profit ......................    62,835,793     52,728,538     45,308,786
Selling and distribution expenses .    17,580,135     14,345,356     10,757,029
General and administrative expenses 40,326,636 33,136,008 30,082,061 Amortization of excess of cost over
  fair value of net assets acquired     2,840,505      3,317,428           --
                                     ------------   ------------   ------------

Income from operations ............     2,088,517      1,929,746      4,469,696
Interest expense ..................    (9,849,502)    (7,807,918)    (5,443,995)
Interest income ...................     1,294,909      3,255,843      4,748,144
Minority interest .................     1,312,651       (412,022)    (4,580,766)
Other income ......................     1,350,367      1,853,066      2,647,975
Other expense .....................      (193,359)      (855,994)    (2,004,073)
                                     ------------   ------------   ------------

Loss before provision for income
  taxes and cumulative effect of
  accounting change ...............    (3,996,417)    (2,037,279)      (163,019)
Provision (credit) for income taxes    (1,478,675)       851,977      1,051,018
                                     ------------   ------------   ------------

Loss before cumulative effect of
  accounting change ...............  $ (2,517,742)  $ (2,889,256)  $ (1,214,037)
Cumulative effect of accounting
  change ..........................          --             --       (4,871,244)
                                     ------------   ------------   ------------

Net loss ..........................  $ (2,517,742)  $ (2,889,256)  $ (6,085,281)
                                     ============   ============   ============

Net loss per share - Basic and
  Diluted:
  Before cumulative effect of
    accounting change .............  $      (0.16)  $      (0.18)  $      (0.08)
  Cumulative effect of accounting
    change ........................          --             --            (0.30)
  After cumulative effect of
    accounting change .............  $      (0.16)  $      (0.18)  $      (0.38)

Weighted average shares outstanding:
   Basic and Diluted ..............    15,814,693     15,824,750     15,834,122


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Accumulated
                                                                          Other         Notes         Total
                              Preferred      Common      Contributed    Retained    Comprehensive      from       Shareholders'
                                Stock         Stock        Capital      Earnings    Income (Loss)  Shareholders      Equity
                              ----------   -----------   -----------  ------------  -------------  ------------   -------------
Balance at December 31, 1999  $      --    $69,595,141   $ 1,434,259  $68,365,373   $      8,698   $       --     $139,403,471
   Net loss ................         --           --            --     (2,517,742)          --             --       (2,517,742)
   Currency translation ....         --           --            --           --         (727,702)          --         (727,702)
                                                                                                                  ------------
   Comprehensive loss ......         --           --            --           --             --             --       (3,245,444)

   Exercise of stock options         --        198,000          --           --             --             --          198,000
   Repurchase of shares ....         --       (518,525)         --           --             --             --         (518,525)
   Income tax benefit from
     exercise of stock
     options ...............         --         28,067          --           --             --             --           28,067
   Advances to shareholders,
     net ...................         --           --            --           --             --       (5,376,486)    (5,376,486)
                              -----------  -----------   -----------  -----------   ------------   ------------   ------------

Balance at December 31, 2000         --     69,302,683     1,434,259   65,847,631       (719,004)    (5,376,486)   130,489,083
   Net loss ................         --           --            --     (2,889,256)          --             --       (2,889,256)
   Currency translation ....         --           --            --           --        4,268,523           --        4,268,523
                                                                                                                  ------------
   Comprehensive income ....         --           --            --           --             --             --        1,379,267

   Exercise of stock options         --         33,750          --           --             --             --           33,750
   Income tax benefit from
     exercise of stock
     options ...............         --          4,657          --           --             --             --            4,657
   Advances to shareholders,
     net ...................         --           --            --           --             --       (6,742,287)    (6,742,287)
                              -----------  -----------   -----------  -----------   ------------   ------------   ------------

Balance at December 31, 2001         --     69,341,090     1,434,259   62,958,375      3,549,519    (12,118,773)   125,164,470
   Net loss ................         --           --            --     (6,085,281)          --             --       (6,085,281)
   Currency translation ....         --           --            --           --      (13,282,977)          --      (13,282,977)
                                                                                                                  ------------
   Comprehensive loss ......         --           --            --           --             --             --      (19,368,258)

   Exercise of stock options         --         24,135          --           --             --             --           24,135
   Income tax benefit from
     exercise of stock
     options ...............         --          3,014          --           --             --             --            3,014
   Issuance of preferred
     stock .................    8,820,573         --            --           --             --             --        8,820,573
   Repayment from share-
     holders, net ..........         --           --            --           --             --        6,516,969      6,516,969
                              -----------  -----------   -----------  -----------   ------------   ------------   ------------

Balance at December 31, 2002  $ 8,820,573  $69,368,239   $ 1,434,259  $56,873,094   $ (9,733,458)  $ (5,601,804)  $121,160,903
                              ===========  ===========   ===========  ===========   ============   ============   ============

                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                     2000             2001            2002
                                                 -------------   -------------   -------------
Operating activities:
Net loss ......................................  $  (2,517,742)  $  (2,889,256)  $  (6,085,281)
Adjustments to reconcile net loss to net
cash provided by operating activities:
   Deferred taxes .............................       (553,087)      1,273,305        (107,162)
   Depreciation and amortization ..............     12,580,992      14,564,623      10,130,132
   Accrued interest on note receivable ........           --              --        (4,452,490)
   Cumulative effect of accounting change .....           --              --         4,871,244
   (Gain) loss on sale of fixed assets ........        (10,202)         26,861           5,291
   Unrealized (gain) loss on foreign currency .       (411,811)       (103,705)      1,014,696
   Minority interest ..........................     (1,312,650)        757,927       4,426,080
   Gain on legal settlement ...................           --              --          (473,041)
   Provision for returns and discounts ........      1,127,089       1,830,841         453,167
   Changes in operating assets and liabilities:
      Accounts receivable .....................      3,485,045       5,902,995      (7,141,536)
      Due from affiliates .....................     (2,058,234)     (2,102,811)    (10,746,255)
      Inventory ...............................        445,238      10,474,030       5,818,431
      Temporary quota .........................      4,293,572        (142,221)        369,849
      Prepaid expenses and other receivables ..     (4,837,206)      1,385,875       1,551,324
      Accounts payable ........................      1,301,541       2,343,419       7,646,926
      Accrued expenses and income tax payable .      7,806,018      (3,270,616)      8,211,770
                                                 -------------   -------------   -------------

         Net cash provided by operating
            activities ........................     19,338,563      30,051,267      15,493,145

Investing activities:
Purchase of fixed assets ......................    (18,883,236)     (3,918,602)     (2,984,547)
Acquisitions, net of cash .....................     (2,734,828)     (6,750,391)     (2,355,954)
Purchase of permanent quota ...................       (221,934)           --              --
Collection on note receivable .................        766,150       2,036,924            --
(Increase) decrease in other assets ...........     (7,173,379)       (594,660)        509,524
Advances to shareholders/officers .............     (3,194,640)     (6,218,458)     (1,008,591)
Repayments of advances from shareholders/
   officers ...................................           --              --           169,991
                                                 -------------   -------------   -------------

         Net cash used in investing
            activities ........................    (31,441,867)    (15,445,187)     (5,669,577)

Financing activities:
Short-term bank borrowings, net ...............    (11,359,688)    (16,927,528)      7,241,576
Proceeds from long-term obligations ...........     36,746,378      52,894,023     198,551,201
Payment of long-term obligations and bank
   borrowings .................................     (9,608,034)    (40,376,783)   (211,894,730)
Repayments to shareholders/officers ...........    (39,321,130)    (11,543,640)     (2,359,847)
Borrowings from shareholders/officers .........     37,029,219            --              --
Repurchase of shares ..........................       (518,525)           --              --
Exercise of stock options including related
   tax benefit ................................        226,067          38,407          27,149
                                                 -------------   -------------   -------------

         Net cash provided by (used in)
            financing activities ..............     13,194,287     (15,915,521)     (8,434,651)

Effect of changes in foreign currency .........       (681,197)        184,591      (1,524,882)
                                                 -------------   -------------   -------------

Increase (decrease) in cash and cash
   equivalents ................................        409,786      (1,124,850)       (135,965)
Cash and cash equivalents at beginning of
   year .......................................      2,239,511       2,649,297       1,524,447
                                                 -------------   -------------   -------------

Cash and cash equivalents at end of year ......  $   2,649,297   $   1,524,447   $   1,388,482
                                                 =============   =============   =============

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

                                                    2000       2001        2002
                                                  -----------------------------
Customer A...................................      44.2%       22.8%      22.6%
Customer B (formerly part of A in 2000)......      --          20.5%      17.6%
Customer C...................................       9.1        12.2%       9.7%
Customer D...................................      --           7.8%      17.4%


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

EMPLOYEE STOCK OPTIONS

The Company accounts for employee stock options using the intrinsic value method rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. No compensation cost is reflected in net income related to our stock option plans for the periods presented.

Pro forma information regarding net income and earnings per share is required by Statement 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6% for 2000 and 2001, and 4% for 2002; dividend yields of 0% for 2000, 2001 and 2002; weighted-average volatility factors of the expected market price of the Company's Common Stock of 1.28 for 2000, 1.22 for 2001, and 0.65 for 2002; and a weighted-average expected life of the option of four years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                              TARRANT APPAREL GROUP

                                      2000            2001            2002
                                  ------------    ------------    ------------

Pro forma net loss ............   $ (7,445,975)   $ (7,035,501)   $ (9,519,060)
Pro forma compensation expense,
  net of tax ..................   $ (4,928,233)   $ (4,146,245)   $ (3,433,779)
Net loss as reported ..........   $ (2,517,742)   $ (2,889,256)   $ (6,085,281)
Pro forma loss per share
  Basic .......................   $      (0.47)   $      (0.44)   $      (0.60)
  Diluted .....................   $      (0.47)   $      (0.44)   $      (0.60)
Net loss per share
  Basic .......................   $      (0.16)   $      (0.18)   $      (0.38)
  Diluted .....................   $      (0.16)   $      (0.18)   $      (0.38)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Disposal of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of". SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted this standard as of the beginning of fiscal 2002. The application of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

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

                              TARRANT APPAREL GROUP

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                          DECEMBER 31,
                                                -------------------------------
                                                    2001               2002
                                                ------------       ------------

U.S. trade accounts receivable ...........      $ 41,266,134       $ 42,979,762
Foreign trade accounts receivable ........        17,846,606         16,445,868
Due from factor ..........................         1,507,089          4,176,598
Other receivables ........................         4,123,073          6,002,295
Allowance for returns, discounts
   and bad debts .........................        (6,166,248)        (4,316,621)
                                                ------------       ------------
                                                $ 58,576,654       $ 65,287,902
                                                ============       ============


The Debt Facility includes a factoring arrangement whereby the Company factors with GMAC accounts receivables from customers with debt ratings below BBB. The Company does not receive advances against these receivables, and is paid only upon collection of proceeds. For this credit insurance arrangement, the Company pays the factor a commission of 60 basis points.

3. INVENTORY

Inventory consists of the following:

                                                             DECEMBER 31,
                                                     ---------------------------
                                                        2001            2002
                                                     -----------     -----------

Raw materials, fabric and trim accessories .....     $16,708,651     $12,451,447
Raw cotton .....................................       2,096,792       1,017,963
Work-in-process ................................       7,735,827       9,948,700
Finished goods shipments-in-transit ............       3,706,735       4,877,002
Finished goods .................................      20,352,579      16,487,042
                                                     -----------     -----------
                                                     $50,600,584     $44,782,154
                                                     ===========     ===========

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          DECEMBER 31,
                                               --------------------------------
                                                   2001               2002
                                               -------------      -------------

Land .....................................     $   1,443,744      $   1,285,267
Buildings ................................        14,798,596         61,697,034
Equipment ................................        89,427,176        120,270,968
Furniture and fixtures ...................         2,442,717          2,428,858
Leasehold improvements ...................        11,719,752         10,657,364
Vehicles .................................         1,246,800          1,099,538
                                               -------------      -------------
                                                 121,078,785        197,439,029
Less accumulated depreciation and
   amortization ..........................       (30,905,334)       (37,440,400)
                                               -------------      -------------
                                               $  90,173,451      $ 159,998,629
                                               =============      =============


Depreciation expense, including amortization of assets recorded under capital leases, totaled $9,352,087, $10,903,237 and $10,056,154 for the years ended
December 31, 2000, 2001 and 2002, respectively.

                              TARRANT APPAREL GROUP

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

                              TARRANT APPAREL GROUP

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

                              TARRANT APPAREL GROUP

                                                YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2000           2001           2002
                                      -----------    -----------    -----------

Reported net loss .................   $(2,517,742)   $(2,889,256)   $(1,214,037)
Goodwill amortization, net of tax .     1,789,518      2,089,980           --
                                      -----------    -----------    -----------
Adjusted net loss before cumulative
   effect of accounting change ....      (728,224)      (799,276)    (1,214,037)
Cumulative effect of accounting
   change .........................          --             --       (4,871,244)
Adjusted net loss .................   $  (728,224)   $  (799,276)   $(6,085,281)
                                      -----------    -----------    -----------

Basic and diluted earnings per
   common share:
Reported loss before cumulative
   effect of accounting change ....   $     (0.16)   $     (0.18)   $     (0.08)
Goodwill amortization, net of taxes          0.11           0.13           --
                                      -----------    -----------    -----------
Adjusted loss before cumulative
   effect of accounting change ....         (0.05)         (0.05)         (0.08)
Cumulative effect of accounting
   change .........................          --             --            (0.30)
                                      -----------    -----------    -----------

Adjusted net loss .................   $     (0.05)   $     (0.05)   $     (0.38)


The following table displays the change in the gross carrying amount of goodwill by business units at the end of December 31, 2002:

                                                                   TARRANT        TARRANT      TAG MEX INC.    TAG MEX INC.
                                                                   MEXICO -       MEXICO -        - ROCKY       - CHAZZZ &
                                    TOTAL         JANE DOE         AJALPAN        FAMIAN         DIVISION      MGI DIVISION
                                -------------- --------------- -------------- --------------- -------------- ---------------
Balance as of
  December 31, 2001               $29,196,886      $1,904,529     $4,427,843      $7,260,134     $7,521,536      $8,082,844
  Additional purchase
    price                           3,050,000            --             --         2,550,000           --           500,000
  Additional liabilities
    assumed                         1,428,588       1,428,588           --              --             --              --
  Impairment losses                (4,871,244)     (3,182,779)    (1,688,465)           --             --              --
Foreign currency translation         (740,211)           --             --          (740,211)          --              --
                                -------------- --------------- -------------- --------------- -------------- ---------------
Balance as of
   December 31, 2002              $28,064,019     $   150,338     $2,739,378      $9,069,923     $7,521,536      $8,582,844
                                -------------- --------------- -------------- --------------- -------------- ---------------

                              TARRANT APPAREL GROUP

7. DEBT

Debt consists of the following:

                                                     2001              2002
                                                 ------------      ------------
Short-term bank borrowings:
  Import trade bills payable ...............     $  4,521,675      $  5,686,327
  Bank direct acceptances ..................       13,838,270        11,272,375
  Other Hong Kong credit facilities ........          361,108         6,206,103
  Other Mexican credit facilities ..........        1,282,593         4,968,309
  Uncleared checks .........................        2,081,703         1,193,810
                                                 ------------      ------------
                                                 $ 22,085,349      $ 29,326,924
                                                 ============      ============

Long-term debt:
  Vendor financing .........................     $ 11,043,449      $  7,257,683
  Equipment financing ......................       13,931,997         9,682,290
  Debt facility ............................       62,863,990        58,193,505
  Other debt (including capital leases) ....        1,411,000         2,477,000
                                                 ------------      ------------
                                                   89,250,436        77,610,478
  Less current portion .....................      (25,256,628)      (21,706,502)
                                                 ------------      ------------
                                                 $ 63,993,808      $ 55,903,976
                                                 ============      ============

IMPORT TRADE BILLS PAYABLE

On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of the Company's subsidiaries in Hong Kong, as well as the Company's permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and Fashion Resource (TCL) Inc and Machrima Luxembourg SARL, a new holding company the Company set up during 2002. Mr. Gerard Guez, the Company's chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including no two consecutive quarterly losses, aggregate net worth of $105 million and $109 million at the end of 2002 and 2003, respectively; interest cover of 1.5 times, fixed charge ratio of 1.25 to 1 and leverage ratio of 2.1 to1 in 2002 and 1.6 to 1 in 2003. As of December 31, 2002, $24.2 million, of which $12.9 million were letters of credits, was outstanding under this facility. The Company was in violation of the fixed charge ratio covenant and a waiver has been obtained at a fee of $5,000.

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

VENDOR FINANCING

During 2000, the Company financed equipment purchases for the new manufacturing facility with certain vendors of the related equipment. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $7.3 million was outstanding as of December 31, 2002. Of the $7.3 million, $4.6 million is denominated in

                              TARRANT APPAREL GROUP
the Euro. The remainder is payable in U.S. dollars. The Company has covered its exchange risks by forward exchange contracts.

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

DEBT FACILITY

On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants with quarterly targets, including provisions for tangible net worth of not less than $98.5 million subject to adjustment for the fluctuation of the exchange rate of the Mexican peso at December 31, 2000 or that of the preceding year-end fixed charge ratio of 1.1 to 1, and interest coverage ratios of 3.2 to 1, leverage ratio of not more than 1.6 to 1 at year-end and prohibits the payment of dividends. On March 2, 2001, the Company entered into an amendment of our Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduced the $105.0 million facility to $90.0 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. A total of $58 million was outstanding under the Debt Facility at December 31, 2002.

                              TARRANT APPAREL GROUP

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

8. INCOME TAXES

The provision (credit) for domestic and foreign income taxes is as follows:

                                              YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                    2000              2001              2002
                                -----------       -----------       -----------

Current:
  Federal ................      $(4,661,591)      $(1,272,918)      $  (307,684)
  State ..................            6,503             1,079           293,055
  Foreign ................        3,729,499           850,511         1,162,798
                                -----------       -----------       -----------
                                   (925,589)         (421,328)        1,148,169
Deferred:
  Federal ................         (346,982)          999,201              --
  State ..................         (197,513)          232,821              --
  Foreign ................           (8,591)           41,283           (97,151)
                                -----------       -----------       -----------
                                   (553,086)        1,273,305           (97,151)
                                -----------       -----------       -----------

         Total ...........      $(1,478,675)      $   851,977       $ 1,051,018
                                ===========       ===========       ===========


The source of income (loss) before the provision for taxes and cumulative effect of accounting change is as follows:

                                             YEAR ENDED DECEMBER 31,
                             --------------------------------------------------
                                 2000               2001               2002
                             ------------       ------------       ------------

Federal ...............      $(18,125,699)      $ (8,582,448)      $(11,061,937)
Foreign ...............        14,129,282          6,545,169         10,898,918
                             ------------       ------------       ------------

         Total ........      $ (3,996,417)      $ (2,037,279)      $   (163,019)
                             ============       ============       ============


Foreign deferred income taxes result primarily from temporary differences in the recognition of bad debt and depreciation expenses for tax and financial reporting purposes. The resulting foreign deferred income tax liability amounted to approximately $48,000, $89,000 and $0 at December 31, 2000, 2001 and 2002
respectively.

                              TARRANT APPAREL GROUP

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (benefit) on income is as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2000          2001            2002
                                      -----------    -----------    -----------
Income tax (benefit) based on
   federal statutory rate .........   $(1,358,782)   $  (713,048)   $(1,761,992)
State income taxes, net of federal
   benefit ........................      (122,246)       152,035        190,486
Effect of foreign income taxes ....      (324,219)     1,494,708      1,162,798
Increase in valuation allowance
   and other ......................       326,572        (81,718)     1,459,726
                                      -----------    -----------    -----------

                                      $(1,478,675)   $   851,977    $ 1,051,018
                                      ===========    ===========    ===========


Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:


                                                           DECEMBER 31,
                                                   ----------------------------
                                                      2001             2002
                                                   -----------      -----------
Deferred tax assets:
  Provision for doubtful accounts and
    unissued credits .........................     $ 1,238,401      $   835,980
  Provision for other reserves ...............         976,597        2,608,101
  Net operating loss carry forward ...........            --            850,326
  Deferred compensation and benefits .........         231,245          238,232
  State taxes ................................           1,960             --
                                                   -----------      -----------
         Total deferred tax assets ...........       2,448,203        4,532,639

Deferred tax liabilities:
  Unrealized gain ............................        (583,100)         (80,858)
                                                   -----------      -----------
                                                      (583,100)         (80,858)
Valuation allowance for deferred tax
  assets .....................................      (2,380,016)      (4,859,532)
                                                   -----------      -----------

Net deferred tax liabilities .................     $  (514,913)     $  (407,751)
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

                              TARRANT APPAREL GROUP

                                                     RELATED PARTY       OTHER
                                                       ----------     ----------
2003 .............................................     $2,180,217     $  950,949
2004 .............................................      1,208,974        601,801
2005 .............................................        898,366        428,691
2006 .............................................        925,317        356,840
2007 .............................................        953,076        356,840
Thereafter .......................................      2,938,808        952,573
                                                       ----------     ----------

         Total future minimum lease payments .....     $9,104,758     $3,647,694
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

In connection with the establishment of JDI (see Note 5), JDI entered into an employment agreement with Bensimon, which provided for the payment of a salary to Bensimon and a bonus tied to the new company's sales performance. The existing lenders to Needletex, Inc. agreed to the asset transfer in return for, among other things, the confirmation of Bensimon's continuing guaranty of the loan obligations, the assumption of the loan obligations by JDI and a guaranty of those obligations by the Company. The Company received an express indemnity by Needletex, Inc. and Bensimon to reimburse us for all amounts we paid to those lenders for the account of Needletex and Bensimon. Thereafter a dispute arose as to

                              TARRANT APPAREL GROUP
whether Bensimon had performed in accordance with his terms of employment set forth in the Employment Agreement. When an amicable resolution of this dispute could not be achieved, Bensimon commenced an arbitration preceding against his employer (JDI), Fashion Resource (TCL), Inc., the managing member of Jane Doe International and the Company. The Company and other respondents contested and vigorously opposed the matter.

On January 21, 2003, after a hearing, the arbitration panel issued an interim award in favor of Bensimon awarding him $1,425,655 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. The Company has accrued an additional $1.3 million reserve for litigation in 2002 in addition to the previously recorded accrual of $315,000 included in accrued liabilities.

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

The Company's Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the "Plan") and amended in 2002, has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 5,100,000 shares (as adjusted for a stock split effective May 1998) of the Company's Common Stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of Common Stock on the date of grant. The Plan was also amended to expand the types of awards, which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits.

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

                              TARRANT APPAREL GROUP

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                    2000                        2001                         2002
                          ------------------------    ------------------------     ------------------------
                                         WEIGHTED                    WEIGHTED                     WEIGHTED
                                          AVERAGE                    AVERAGE                       AVERAGE
                                         EXERCISE                    EXERCISE                     EXERCISE
                            OPTIONS        PRICE        OPTIONS        PRICE         OPTIONS        PRICE
                          ----------    ----------    ----------     ---------     ----------    ----------
Options outstanding at
   beginning of year       2,876,737       $14.43      2,697,487       $14.29       3,520,737      $11.90
   Granted                    95,750         9.61        955,000         5.18       3,004,000        5.50
   Exercised                 (20,000)        4.28         (8,500)        3.97          (5,500)       4.39
   Forfeited                (255,000)       13.99       (123,250)       12.65        (142,750)      12.14
                          ----------       ------     ----------       ------       ---------      ------
Options outstanding at
   end of year             2,697,487       $14.29      3,520,737       $11.90       6,376,487      $ 8.89
                          ==========       ======     ==========       ======       =========      ======

Exercisable at end of
   year                    1,631,220                   2,173,587                    3,535,487
Weighted average per
   option fair value
   of options granted
   during the year                         $ 7.88                      $ 3.89                      $ 2.89


The following table summarizes information about stock options outstanding at December 31, 2002:

                            Options Outstanding            Options Exercisable
                   -----------------------------------    ---------------------
                                 Weighted
                                 Average      Weighted                 Weighted
                                 Remaining     Average                  Average
                      Number    Contractual   Exercise       Number    Exercise
 Exercise Price    Outstanding     Life        Price      Exercisable    Price
------------------------------------------------------    ---------------------
$ 3.00 -   5.09        968,112      7.4        $ 4.89         576,362    $ 4.82
  5.50               3,004,000      9.4          5.50         750,000      5.50
  5.55 -   9.97        718,000      5.4          7.17         602,000      7.39
 13.50 -  15.50      1,026,000      5.7         13.51       1,022,250     13.51
 18.44 -  18.54        116,875      5.5         18.53          41,875     18.49
 25.00                 500,000      6.3         25.00         500,000     25.00
 33.13 -  39.97         41,500      6.2         39.31          41,500     39.31
 45.50                   2,000      6.3         45.50           1,500     45.50
------------------------------------------------------    ---------------------
$ 3.00 -  45.50      6,376,487      7.7        $ 8.89       3,535,487    $11.35
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

                              TARRANT APPAREL GROUP

Company, the Preferred Shares will be entitled to receive, prior to any distribution on the common stock, a distribution equal to the initial stated value of the Preferred Shares plus all accrued and unpaid dividends.

12. SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


                                           2000          2001           2002
                                       -----------   -----------    -----------

Cash paid for interest .............   $ 8,685,000   $ 4,473,000    $ 2,361,000
                                       ===========   ===========    ===========

Cash paid (refunded) for income
   taxes ...........................   $ 3,861,000   $(2,554,000)   $(5,086,000)
                                       ===========   ===========    ===========


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

13. RELATED-PARTY TRANSACTIONS

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                           2000          2001            2002
                                       -----------    -----------    -----------

Sales to related parties ..........    $ 4,069,000    $ 8,340,000    $ 4,864,000
Purchases from related parties ....    $20,972,000    $32,095,000    $76,231,000

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

Under lease agreements entered into between the Company and two entities owned by the Chairman and President, the Company paid $1,299,000 in 2000, $1,299,000 in 2001 and $1,330,000 in 2002 for rent for office and warehouse facilities. In addition during 2000 and 2001, the Company leased an airplane from 477 Aviation LLC for the purpose of transporting employees of the Company. 477 Aviation LLC is wholly owned by the Company's principal shareholder. Lease payments

                              TARRANT APPAREL GROUP
amounted to $705,000 for the year ended December 31, 2000. The Company did not lease the plane in 2001 and 2002. The Company reimbursed the principal shareholder fuel and related expenses whenever the Company's executives used the aircraft for business purposes.

Under lease agreements entered into between the Company and the former owners of Grupo Famian, the Company paid $136,000 in 2000, $832,000 in 2001 and $843,000 in 2002 for rent for sewing and washing facilities in Tehuacan, Mexico.

In 1998, a California limited liability company owned by the Chairman and President of the Company purchased 2,300,000 shares of the Common Stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of the Company in Mexico. This arrangement is terminable by either the Company or Tag-It at any time. The Company believes that the terms of this arrangement, which is subject to the acceptance of the Company's customers, are no less favorable to the Company than could be obtained from unaffiliated third parties. The Company purchased $20.9 million, $17.9 million and $23.9 million of trim inventory from Tag-it for the years ended December 31, 2000, 2001 and 2002, respectively. As of December 31, 2001 and 2002, there were $556,000 million and $4.4 million of outstanding invoices in Accounts Payable, respectively.

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

                                                                        ADJUSTMENTS
                                                                            AND
                      UNITED STATES         ASIA           MEXICO      ELIMINATIONS         TOTAL
                      -------------    -------------   -------------   -------------    -------------
2000
Sales .............   $ 368,308,000    $  16,874,000   $   9,987,000   $        --      $ 395,169,000
Inter-company sales      47,632,000      107,860,000      84,664,000    (240,156,000)            --
                      -------------    -------------   -------------   -------------    -------------

Total revenue .....   $ 415,940,000    $ 124,734,000   $  94,651,000   $(240,156,000)   $ 395,169,000
                      =============    =============   =============   =============    =============

Income (loss) from
   operations .....   $  (8,131,000)   $   8,217,000   $   2,003,000   $        --      $   2,089,000
                      =============    =============   =============   =============    =============

Total assets ......   $ 245,165,000    $  97,246,000   $ 159,971,000   $(194,290,000)   $ 308,092,000
                      =============    =============   =============   =============    =============

2001
Sales .............   $ 312,587,000   $   5,952,000   $  11,714,000    $        --      $ 330,253,000
Inter-company sales      12,341,000      86,291,000      77,062,000     (175,694,000)            --
                      -------------   -------------   -------------    -------------    -------------

Total revenue .....   $ 324,928,000   $  92,243,000   $  88,776,000    $(175,694,000)   $ 330,253,000
                      =============   =============   =============    =============    =============

Income (loss) from
   operations .....   $   5,364,000   $   5,369,000   $  (8,803,000)   $        --      $   1,930,000
                      =============   =============   =============    =============    =============

Total assets ......   $ 176,178,000   $  97,175,000   $ 121,188,000    $(106,074,000)   $ 288,467,000
                      =============   =============   =============    =============    =============

2002
Sales .............   $ 332,877,000   $   3,943,000   $  10,571,000    $        --      $ 347,391,000
Inter-company sales      14,474,000      90,830,000      82,531,000     (187,835,000)            --
                      -------------   -------------   -------------    -------------    -------------

Total revenue .....   $ 347,351,000   $  94,773,000   $  93,102,000    $(187,835,000)   $ 347,391,000
                      =============   =============   =============    =============    =============

Income (loss) from
   operations .....   $   6,916,000   $   4,950,000   $  (7,396,000)   $        --      $   4,470,000
                      =============   =============   =============    =============    =============

Total assets ......   $ 185,086,000   $ 107,266,000   $ 202,741,000    $(176,891,000)   $ 318,202,000
                      =============   =============   =============    =============    =============


15. EMPLOYEE BENEFIT PLANS

On August 1, 1992, Tarrant Hong Kong established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant Hong Kong. Participants may contribute up to 5% of their salary to the plan. The Company makes annual matching contributions. Costs of the plan charged to operations for 2000, 2001 and 2002 amounted to approximately $119,000, $155,000 and $149,000 respectively.

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

                              TARRANT APPAREL GROUP

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
                                            ==========   ==========   ==========

                              TARRANT APPAREL GROUP

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2002:


                                                         QUARTER ENDED                     YEAR
                                       ----------------------------------------------      ENDED
                                       MAR. 31(2)   JUN. 30     SEP. 30     DEC. 31(1)    DEC. 31
                                       ---------   ---------   ---------    ---------    ---------
                                                   (In thousands, except per share data)
2001
Net sales ..........................   $  84,330   $  96,126   $  78,175    $  71,622    $ 330,253
Gross profit .......................      14,419      15,814      10,071       12,424       52,728
Operating income (loss) ............         891       3,300      (3,349)       1,088        1,930
Net income (loss) ..................   $     446   $   1,706   $  (4,229)   $    (812)   $  (2,889)
Net income (loss) per common share:
   Basic ...........................   $     .03   $     .11   $    (.27)   $   (0.05)   $   (0.18)
   Diluted .........................   $     .03   $     .11   $    (.27)   $   (0.05)   $   (0.18)
Weighted average shares outstanding:
   Basic ...........................      15,822      15,832      15,824       15,831       15,825
   Diluted .........................      15,825      15,905      15,824       15,831       15,825

2002
Net sales ..........................   $  65,164    $  95,307   $  94,328   $  92,592    $ 347,391
Gross profit .......................       8,419       14,424      14,230       8,236       45,309
Operating income (loss) ............        (831)       4,780       3,626      (3,105)       4,470
Income (loss) before cumulative
   effect of accounting change .....   $  (1,726)   $   1,302   $   1,127   $  (1,917)   $  (1,214)
Net income (loss) ..................   $  (6,597)   $   1,302   $   1,127   $  (1,917)   $  (6,085)
Income (loss) per share before
   cumulative effect of accounting
   change:
   Basic ...........................   $    (.11)   $     .08   $     .07   $   (0.12)   $   (0.08)
   Diluted .........................   $    (.11)   $     .08   $     .07   $   (0.12)   $   (0.08)
Net income (loss) per common share:
   Basic ...........................   $    (.41)   $     .08   $     .07   $   (0.12)   $   (0.38)
   Diluted .........................   $    (.41)   $     .08   $     .07   $   (0.12)   $   (0.38)
Weighted average shares outstanding:
   Basic ...........................      15,832       15,832      15,836      15,836       15,834
   Diluted .........................      15,832       16,099      15,931      15,836       15,834

-----------------------------

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



18.   CONSOLIDATED STATEMENTS OF CASH FLOWS

Advances to officers and shareholders for the 2000, 2001 and 2002 periods have been reclassified in the accompanying statements of cash flows. Consequently,
"Net cash provided by operating activities" for 2000 has changed from $14,863,469 to $19,338,563. "Net cash used in investing activities" for the 2000, 2001 and 2002 periods has changed from $(28,247,227), $(9,226,729) and
$(4,830,977)  respectively,  to  $(31,441,867),  $(15,445,187)  and $(5,669,577)
respectively. Additionally, "Net cash provided by (used in) financing activities" for the 2000, 2001 and 2002 periods has changed from $14,474,741, $(22,133,979), and $(9,273,251) respectively, to $13,194,287, $(15,915,521) and
$(8,434,651) respectively.

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

      SIGNATURE                          TITLE                         DATE
      ---------                          -----                         ----

   /S/ GERARD GUEZ          Chief Executive Officer and           May 15, 2003
-----------------------     Chairman of the Board of Directors
     Gerard Guez

          *                 President and Vice Chairman of the    May 15, 2003
-----------------------     Board of Directors
       Todd Kay

          *                 Chief Financial Officer, Treasurer    May 15, 2003
-----------------------     and Director (Principal Financial
     Patrick Chow           and Accounting Officer)


                            Director
-----------------------
      Larry Russ

                            Director
-----------------------
   Stephane Farouze

          *                 Director                              May 15, 2003
-----------------------
   Mitchell Simbal

          *                 Director                              May 15, 2003
-----------------------
      Barry Aved

          *                 Director                              May 15, 2003
-----------------------
   Joseph Mizrachi

          *                 Director                              May 15, 2003
-----------------------
    Milton Koffman

*     By:          /s/ Gerard Guez
            -------------------------------
            Gerard Guez
            Attorney-In-Fact

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

Date:    May 15, 2003
                                                        /s/ Gerard Guez
                                                     -------------------------
                                                     Gerard Guez
                                                     Chief Executive Officer

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

Date:    May 15, 2003
                                                        /s/ Patrick Chow
                                                     -------------------------
                                                     Patrick Chow
                                                     Chief Financial Officer