Form 10-Q
period 2003-03-31
TARRANT APPAREL GROUP
filed 2003-05-16
CIK 944948

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO _________


                         COMMISSION FILE NUMBER: 0-26430

                                   ----------

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

Number of shares of Common Stock of the registrant outstanding as of May 12, 2003: 15,765,425.

================================================================================

                               TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                         PART I. FINANCIAL INFORMATION                      PAGE
                         -----------------------------                      ----

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 2003 (Unaudited)
          and December 31, 2002 (Audited)...............................       3

          Consolidated Statements of Operations for the Three Months
          Ended March 31, 2003 and March 31, 2002.......................       4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2003 and March 31, 2002.......................       5

          Notes to Consolidated Financial Statements....................       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................      12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...      26

Item 4.   Controls and Procedures.......................................      26

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      28

Item 2.   Changes in Securities and Use of Proceeds.....................      29

Item 3.   Defaults Upon Senior Securities ..............................      29

Item 4.   Submission of Matters to a Vote of Security Holders...........      29

Item 5.   Other Information.............................................      29

Item 6.   Exhibits and Reports on Form 8-K..............................      29

          SIGNATURES....................................................      30

          CERTIFICATIONS................................................      31

             CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. This Quarterly Report on Form 10-Q contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tarrant's forward-looking statements and such statements and discussions are incorporated herein by reference. Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          ----------------------

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                 MARCH 31, 2003       2002
                                                 -------------    -------------
                  ASSETS                          (UNAUDITED)
Current assets:
   Cash and cash equivalents .................   $     492,686    $   1,388,482
   Accounts receivable, net ..................      72,630,450       65,287,902
   Due from affiliates .......................      11,083,928        8,510,993
   Due from officers .........................         456,490          456,500
   Inventory .................................      48,150,577       44,782,154
   Temporary quota ...........................       1,797,182             --
   Prepaid expenses and other receivables ....       5,364,960        5,135,672
   Income taxes receivable ...................         197,088          280,200
                                                 -------------    -------------
 Total current assets ........................     140,173,361      125,841,903

   Property and equipment, net ...............     152,902,540      159,998,629
   Other assets ..............................       2,144,050        2,539,040
   Excess of cost over fair value of net
   assets acquired, net ......................      27,896,710       28,064,019
                                                 -------------    -------------
 Total assets ................................   $ 323,116,661    $ 316,443,591
                                                 =============    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ................   $  35,109,171    $  29,326,924
   Accounts payable ..........................      34,710,464       32,119,854
   Accrued expenses ..........................      14,121,412       12,566,475
   Income taxes ..............................      13,459,002       12,640,388
   Due to affiliates .........................       8,688,425        5,264,238
   Due to shareholders .......................         486,588          486,875
   Current portion of long-term obligations ..      23,716,821       21,706,502
                                                 -------------    -------------
 Total current liabilities ...................     130,291,883      114,111,256

Long-term obligations ........................      54,437,042       55,903,976
Deferred tax liabilities .....................         425,311          407,751
Minority interest in UAV .....................       3,980,891        3,205,167
Minority interest in Tarrant Mexico ..........      20,634,034       21,654,538

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares
     authorized; 100,000 Shares issued
     and outstanding .........................       8,820,573        8,820,573
   Common stock, no par value, 35,000,000
     shares authorized; 15,765,425 shares
     (2003) and 15,846,315 shares (2002)
     issued and  outstanding .................      69,056,813       69,368,239
   Contributed capital .......................       1,434,259        1,434,259
   Retained earnings .........................      52,994,165       56,873,094
   Notes receivable from shareholders ........      (4,867,301)      (5,601,804)
   Accumulated other comprehensive income ....     (14,091,009)      (9,733,458)
                                                 -------------    -------------
 Total shareholders' equity ..................     113,347,500      121,160,903
                                                 -------------    -------------

 Total liabilities and shareholders'
   equity ....................................   $ 323,116,661    $ 316,443,591
                                                 =============    =============


                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                     2003              2002
                                                  ------------     ------------

Net sales ....................................    $ 78,736,204     $ 65,164,184

Cost of sales ................................      69,933,725       56,745,212
                                                  ------------     ------------

Gross profit .................................       8,802,479        8,418,972
Selling and distribution expenses ............       2,729,512        2,637,012
General and administrative expenses ..........       7,383,022        6,612,886
                                                  ------------     ------------

Income (loss) from operations ................      (1,310,055)        (830,926)

Interest expense .............................      (1,493,013)        (899,967)
Interest income ..............................          87,264           57,678
Other income .................................         316,314          224,461
Other expense ................................        (325,744)        (203,730)
Minority interest ............................        (236,397)        (437,787)
                                                  ------------     ------------
Income (loss) before provision for income
   taxes and cumulative effect of
   accounting change .........................      (2,961,631)      (2,090,271)
Provision (credit) for income taxes ..........         917,298         (364,020)
                                                  ------------     ------------
Income (loss) before cumulative effect of
   accounting change .........................      (3,878,929)      (1,726,251)
Cumulative effect of accounting change .......            --         (4,871,244)
                                                  ------------     ------------

Net income (loss) ............................    $ (3,878,929)    $ (6,597,495)
                                                  ============     ============

Net income (loss) per share - Basic and
   Diluted:
   Before cumulative effect of accounting
      change .................................    $      (0.24)    $      (0.11)

   Cumulative effect of accounting change ....            --              (0.31)
                                                  ------------     ------------
   After cumulative effect of accounting
      change .................................    $      (0.24)    $      (0.42)
                                                  ============     ============

Weighted average common and common
equivalent shares:
   Basic and Diluted .........................      15,837,327       15,831,648
                                                  ============     ============


                              See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                       2003            2002
                                                   ------------    ------------
Operating activities:
Net loss .......................................   $ (3,878,929)   $ (6,597,496)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Deferred taxes ..............................         17,560         (24,460)
   Depreciation and amortization ...............      3,954,631       2,822,297
   Cumulative effect of accounting change ......           --         4,871,244
   Unrealized loss on foreign currency .........        263,553         112,391
   Provision for returns and discounts .........        205,865      (2,128,847)
   Minority interest ...........................        236,397         283,100
   Changes in operating assets and
     liabilities:
     Accounts receivable .......................     (8,639,412)     (1,721,252)
     Due from affiliates .......................       (267,016)      1,850,357
     Inventory .................................     (3,368,424)     (3,847,354)
     Temporary quota ...........................     (1,797,182)     (1,801,508)
     Prepaid expenses and other receivables ....       (146,176)       (486,033)
     Accounts payable ..........................      2,590,609       7,086,586
     Accrued expenses and income tax payable ...      2,373,551        (502,652)
                                                   ------------    ------------

     Net cash used in operating activities .....     (8,454,973)        (83,627)

Investing activities:
   Purchase of fixed assets ....................       (270,876)       (595,240)
   (Increase) decrease in other assets .........       (414,865)        110,649
   Advances to shareholders/officers ...........           --        (1,593,046)
   Repayments of advances from shareholders/
     officers ..................................        734,225          22,140
                                                   ------------    ------------

     Net cash provided by (used in) investing
        activities .............................         48,484      (2,055,497)

Financing activities:
   Short-term bank borrowings, net .............      5,782,246       7,265,892
   Proceeds from long-term obligations .........     61,116,424       1,931,703
   Payment of long-term obligations and
     bank borrowings ...........................    (60,836,592)     (6,531,521)
   Repayments to shareholders/officers .........           --          (908,772)
   Borrowings from shareholders/officers .......      1,809,850          38,403
   Exercise of stock options ...................           --             4,821
   Repurchase of stock .........................       (393,178)           --
                                                   ------------    ------------

     Net cash provided by financing
       activities ..............................      7,478,750       1,800,526

Effect of changes in foreign currency ..........         31,943         583,449
                                                   ------------    ------------

Decrease (increase) in cash and cash
   equivalents .................................       (895,796)        244,851
Cash and cash equivalents at beginning of
   period ......................................      1,388,482       1,524,447
                                                   ------------    ------------

Cash and cash equivalents at end of period .....   $    492,686    $  1,769,298
                                                   ============    ============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly "Fashion Resource, Inc.") (the "Parent Company" or the "Company"), and its wholly owned subsidiaries located primarily in the U.S. and Asia. The Company owns 75% of its subsidiaries in Mexico, 51% of Jane Doe International, LLC ("JDI"), and 50.1% of United Apparel Ventures, LLC ("UAV"). The Company consolidates these entities and reflects the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation.

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

         Historically, the Company's operating results have been subject to seasonal trends when measured on a quarterly basis. This trend is dependent on numerous factors, including the markets in which the Company operates, holiday seasons, consumer demand, climate, economic conditions and numerous other factors beyond the Company's control. Generally, the second and third quarters are stronger than the first and fourth quarters. There can be no assurance that the historic operating patterns will continue in future periods.

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

         The consolidated financial data at December 31, 2002 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

         Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

3.       STOCK BASED COMPENSATION

         The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for our stock-based compensation plans. No compensation cost is reflected in our net income (loss) related to our stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for our stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard
(SFAS) 123, "Accounting for Stock-Based Compensation," our net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                              TARRANT APPAREL GROUP

                                   (UNAUDITED)


                                                    2003                2002
                                                ------------       ------------
Pro forma net loss .......................      $ (4,851,471)      $ (7,159,725)
Pro forma compensation expense,
  net of tax .............................      $   (972,542)      $   (562,230)
Net loss as reported .....................      $ (3,878,929)      $ (6,597,495)
Pro forma loss per share - Basic and
  Diluted ................................      $      (0.31)      $      (0.45)
Net loss per share - Basic and Diluted ...      $      (0.24)      $      (0.42)



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003, expected volatility of 0.65; risk-free interest rates of 4%, dividend yield of 0% and expected lives of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------

United States trade accounts receivable ......    $ 50,183,491     $ 42,979,762
Foreign trade accounts receivable ............      16,525,949       16,445,868
Due from factor ..............................       5,079,504        4,176,598
Other receivables ............................       5,352,552        6,002,295
Allowance for returns, discounts and bad
   debts .....................................      (4,511,046)      (4,316,621)
                                                  ------------     ------------
                                                  $ 72,630,450     $ 65,287,902
                                                  ============     ============


5.       INVENTORY

         Inventory consists of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------
Raw materials
   Fabric and trim accessories ...............    $ 14,413,840     $ 12,451,447
   Raw cotton ................................       1,307,104        1,017,963
Work-in-process ..............................       7,056,346        9,948,700
Finished goods shipments-in-transit ..........       6,390,638        4,877,002
Finished goods ...............................      18,982,649       16,487,042
                                                  ------------     ------------
                                                  $ 48,150,577     $ 44,782,154
                                                  ============     ============


6.       DEBT

         Short-term bank borrowings consist of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------

Import trade bills payable .................      $  5,795,821     $  5,686,327
Bank direct acceptances ....................        11,005,057       11,272,375
Other Hong Kong credit facilities ..........         9,860,185        6,206,103
Other Mexican credit facilities ............         4,281,516        4,968,309
Uncleared checks ...........................         4,166,592        1,193,810
                                                  ------------     ------------
                                                  $ 35,109,171     $ 29,326,924
                                                  ============     ============

                              TARRANT APPAREL GROUP

                                   (UNAUDITED)



         Long-term obligations consist of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------

Vendor financing ...........................      $  6,469,189     $  7,257,683
Equipment financing ........................         8,636,930        9,682,290
Debt facility ..............................        60,570,744       58,193,505
Other debt .................................         2,477,000        2,477,000
                                                  ------------     ------------
                                                    78,153,863       77,610,478
Less current portion .......................       (23,716,821)     (21,706,502)
                                                  ------------     ------------
                                                  $ 54,437,042     $ 55,903,976
                                                  ============     ============

IMPORT TRADE BILLS PAYABLE AND BANK DIRECT ACCEPTANCES


         On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of the Company's subsidiaries in Hong Kong, as well as the Company's permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group, Fashion Resource (TCL) Inc., and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), a new holding company the Company formed during 2002, Mr. Gerard Guez (the Company's Chairman) also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including no two consecutive quarterly losses; aggregate net worth, fixed charge ratio, interest coverage ratio and leverage ratio. All the covenants for 2003 have been re-set in line with those of our Debt Facility (see Debt facility below). The Company was in violation of the no-consecutive-quarterly-losses covenant and the fixed charge ratio covenant at March 31, 2003, and a waiver has been obtained at a fee of $10,000. As of March 31, 2003, $24.4 million was outstanding under this facility within which $13.4 million was letters of credit.

         Since March 2003, Dao Heng Bank in Hong Kong has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to the Company's subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of the Company's office property owned by Gerard Guez and Todd Kay and the Company's guarantee. As of March 31, 2003, $2 million was outstanding under this facility.

OTHER MEXICAN CREDIT FACILITIES

         As of March 31, 2003, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $148,000. This subsidiary also had a credit facility of $10 million with Banco Nacional de Comercio Exterior SNC, based on purchase orders and restricted by certain covenants. After the merger of Grupo Famian into Tarrant Mexico, Banco Nacional de Comercio Exterior SNC has agreed that Tarrant Mexico will repay the outstanding amount by making payments of $523,000 per month commencing on March 26, 2003. As of March 31, 2003, $4.1 million was outstanding under this facility.

VENDOR FINANCING

         During 2000, the Company financed equipment purchases for a new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments, which commenced in February 2000. Of this amount, $6.5 million was outstanding as of March 31, 2003. Of the $6.5 million, $4.0 million is denominated in Euros and the remainder is payable in U.S. dollars. The Company is subject to foreign exchange risk resulting from the fluctuation of the Euro. An unrealized loss of $264,000 and $112,000 was recorded at March 31, 2003 and 2002, respectively, related to this fluctuation and is recorded in other income in the accompanying financial statements.

         From time to time, the Company opens letters of credit under an uncommitted credit arrangement with Aurora Capital Associates who issues these credits through Israeli Discount Bank. As of March 31, 2003, $3.1 million was open in letters of credit under this arrangement.

                              TARRANT APPAREL GROUP

                                   (UNAUDITED)


EQUIPMENT FINANCING

         The Company has two equipment loans with the initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of America Leasing ("BOA"), respectively. The loans are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of March 31, 2003 were $6.4 million due to GE Capital and $2.1 million due to BOA. Interest accrues at a rate of 2.5% over LIBOR. The loan from GE Capital will mature in 2005, and the loan from BOA will mature in 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth ($30 million), leverage ratio of not more than two times, and no losses for two consecutive quarters. The Company was in violation of the covenant on consecutive quarterly losses and obtained a waiver from GE Capital for a fee of $25,000. The BOA facility is subject to a financial benchmark on debt service coverage (0.8:1 before March 31, 2003 and 1.25:1 thereafter) and a leverage ratio of not more than 2 times. The Company is in violation of the debt service coverage benchmark and is negotiating for a waiver of the breach. Under the agreement, BOA has the option to accelerate repayment of all outstanding principal amount to become payable in six equal monthly installments of $350,000 each. For this reason, the debt has been classified as a current liability.

         The Debt Facility with GMAC Commercial Credit, LLC ("GMAC") (described below) and the credit facilities with GE Capital, UPS and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

DEBT FACILITY

         On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio and prohibits the payment of dividends. On March 2, 2001, the Company entered into an amendment of our Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduced the $105.0 million facility to $90.0 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. The Company and GMAC have established new financial covenants for the remainder of fiscal 2003 based on the Company's projections, which include requirements for tangible net worth of not less than $75 million on each of June 30, 2003 and September 30, 2003 and $80 million on December 31, 2003; fixed charge ratio of
0.7 to 1 on June 30, 2003, and 1.1 to 1 for the rest of 2003; leverage ratio of not more than 2.50:1, 2.25:1 and 2.0:1 for June 30, September 30 and December 31, 2003, respectively; and capital expenses are capped at $800,000 per quarter. A total of $60.6 million was outstanding under the Debt Facility at March 31, 2003.

         As of March 31, 2003, the Company was in violation of covenants on interest coverage, total leverage ratio and fixed charge under the Debt Facility. The Company received a waiver from GMAC with respect to its violation of these covenants and with respect to compliance at December 31, 2002 and March 31, 2003 with all financial covenants under the Debt Facility. The Company paid GMAC $45,000 for this waiver.

GUARANTEES

         Guarantees have been issued in favor of YKK, Universal Fasteners and RVL Inc. for $750,000, $500,000 and an unspecified amount, respectively, to cover trim purchased by Tag-It Pacific, Inc. on behalf of the Company.

7.       GOODWILL - STATEMENT NO. 142

         SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142 along with continuing difficulties being experienced in the industry, the Company recorded a non-cash charge of $4.9 million in the first quarter of 2002 to reduce the carrying value of goodwill to the estimated fair value.

                              TARRANT APPAREL GROUP

                                   (UNAUDITED)


         The following table displays the change in the gross carrying amount of goodwill by business units for the quarter ended March 31, 2003:

                                                                             Tag Mex
                                                   Tarrant      Tarrant       Inc. -     Tag Mex Inc.
                                                   Mexico -     Mexico -      Rocky       - Chazzz &
                            Total      Jane Doe    Ajalpan      Famian       Division    MGI Division
                         -----------   --------   ----------   ----------   ----------   ------------
Balance as of            $28,064,019   $150,338   $2,739,378   $9,069,923   $7,521,536     $8,582,844
December 31, 2002....
Foreign currency                                                                                 ----
translation..........      (167,309)       ----         ----    (167,309)         ----

Balance as of
March 31, 2003.......    $27,896,710   $150,338   $2,739,378   $8,902,614   $7,521,536     $8,582,844


8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that guarantees issued after December 31, 2002 are recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. Adoption of FIN 45 did not have a material impact on the Company's financial statements.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. This statement also amends the disclosure requirements of SFAS 123 and APB Opinion 28, "Interim Financial Reporting" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS 148.

         In January 2003, the FASB issued SFAS 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements.

9.       INCOME TAXES

         The Company's effective tax rate differs from the statutory rate principally due to the following reasons: (1) A full valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since recoverability of those assets has not been assessed as more likely than not. (2) Although the Company has taxable losses in Mexico, it is subject to a minimum tax. (3) The earnings of the Company's Hong Kong subsidiary are taxed at a rate of 16% versus the 35% U.S. federal rate.

                              TARRANT APPAREL GROUP

                                   (UNAUDITED)


10.      EARNINGS PER SHARE AND EQUITY

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:


                                             THREE MONTHS ENDED MARCH 31,
                                           -------------------------------
                                               2003               2002
                                           ------------       ------------
     Basic and Diluted EPS Computation:

     Numerator ......................      $ (3,878,929)      $ (6,597,495)

     Denominator:

     Weighted average common
     shares outstanding .............        15,837,327         15,831,648
                                           ------------       ------------
     Total shares ...................        15,837,327         15,831,648
                                           ------------       ------------
     Basic EPS ......................      $      (0.24)      $      (0.42)
                                           ============       ============


         Net loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". All options have been excluded from the computation in the period presented in the above table as the impact would be anti-dilutive.

         The Series A Preferred Stock accrues dividends at an annual rate of 7% of the initial stated value of $88.20 per share, payable only when and as declared by our Board of Directors. In the event we liquidate, dissolve or wind up our business, the holders of Series A Preferred shares will be entitled to receive, prior to any distribution on our common stock, a distribution equal to the initial stated value of the Series A Preferred shares plus all accrued and unpaid dividends. At March 31, 2003, there was $154,350 in accrued and unpaid dividends on the Series A Preferred Stock.

         Pursuant to a put option agreement, in March 2003, the Company completed the purchase of an aggregate of 80,890 shares of the company's common stock from Gabe Zeitouni, a former employee of the Company, and Rocky Apparel, Inc. and Gabriel Manufacturing Company, entities controlled by Mr. Zeitouni. Pursuant to the terms of the put option, the per share purchase price for these shares was $18.54 for an aggregate purchase price of $1,499,701. Of this amount, $1,106,523 was previously advanced by the Company to Mr. Zeitouni in accordance with the terms of a separation agreement between the Company and Mr. Zeitouni, and $393,178 was paid to Mr. Zeitouni upon receipt of the purchased shares. The purchased shares have been returned to the status of authorized but un-issued shares.

11.      COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) were as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                               ---------------------------
                                                   2003            2002
                                               -----------     -----------

     Net income (loss) ....................    $(3,878,929)    $(6,597,495)
     Foreign currency translation
     adjustment ...........................     (4,357,550)      2,109,212
                                               -----------     -----------
     Total comprehensive income (loss) ....    $(8,236,479)    $(4,488,283)
                                               ===========     ===========

12.      SUBSEQUENT EVENTS

         In April 2003, the Company acquired an equity interest in the owner of the trademark "American Rag CIE," and the Company's subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands also entered into multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands will design and manufacture a full collection of American Rag apparel, which will be distributed by FMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection will be available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations.

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

         From inception, we relied primarily on independent contract manufacturers located primarily in the Far East. Commencing in the third quarter of 1997, and taking advantage of the North American Free Trade Agreement, or NAFTA, we substantially expanded our use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Commencing in 1999, and concluding in December 2002 with the purchase of a denim and twill manufacturing plant in Tlaxacala, Mexico, we engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico while maintaining our sourcing operation in the Far East. We believe that the dual strategy of maintaining independent contract manufacturers in the Far East and operating manufacturing facilities in Mexico controlled by us can best serve the different needs of our customers and enable us to capitalize on advantages offered by both markets. We believe this diversified approach also helps to mitigate the risks of doing business outside of North America, such as transportation delays, economic and political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions.

         In April 2003, we acquired an equity interest in the owner of the trademark "American Rag CIE," and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands also entered into multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands will design and manufacture a full collection of American Rag apparel, which will be distributed by FMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection will be available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations.

         On June 28, 2000, we signed a production agreement with Manufactures Cheja, the original term of which extended through February 2002. We extended the contract for an additional quantity of 6.4 million units commencing on April 1, 2002, which was amended on November 8, 2002, for the manufacture of 5.7 million units through September 30, 2004. We have unrecouped advances to Cheja of approximately $2.7 million related to the production agreement to be recouped out of future production.

         On April 12, 2000, we formed a new company, Jane Doe International, LLC, or JDI. This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of ours, and 49% by Needletex, Inc. In March 2001, we converted JDI from an operating company to a licensing company, and entered into two licenses with regards to the use of the Jane Doe trademark. Pending the outcome of our litigation with Patrick Bensimon, owner of Needletex Inc., this licensing company has been largely dormant in its activities in 2002 and 2003. For a description of the terms of this acquisition and details of the litigation, see "Part II, Item 1. Legal Proceedings."

         On December 2, 1998, we contracted to acquire a fully operational facility being constructed near Puebla, Mexico by an affiliate of Kamel Nacif, a significant shareholder. On October 16, 2000, we extended our option to purchase the facility until September 30, 2002. In September 2002, we exercised the option to purchase the facility and completed the transaction at the end of December 2002.

         We have entered into a program of sharing Mexico production capacity with Azteca Productions International ("Azteca"), a corporation owned by the brothers of Gerard Guez, the Chairman of the Company. We believe improved utilization of our production facilities should lower unit costs and favorably impact margins. In order to manage the shared utilization, new procedures have been adopted, which we believe will maintain control and appropriately allocate costs between Azteca and us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

         We evaluate the collectibility of accounts receivable and charge backs (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and charge backs based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due us could be reduced by a material amount.

         As of March 31, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $4.5 million, compared to $4.3 million at March 31, 2002.

INVENTORY

         Our inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by us to properly value inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

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

         We utilized the discounted cash flow methodology to estimate fair value. At March 31, 2003, we have a goodwill balance of $27.9 million, and a net property and equipment balance of $152.9 million.


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

DEBT COVENANTS

         Our debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 6 to our consolidated financial statements. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 88% of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We believe that results of operations will improve for the year ending December 31, 2003 and thereafter and the likelihood of our defaulting on debt covenants is decreasing absent any material negative event affecting the U.S. economy as a whole. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          --------------------
                                                            2003         2002
                                                          -------      -------

Net sales ..........................................        100.0%       100.0%
Cost of sales ......................................         88.8         87.1
                                                          -------      -------
Gross profit .......................................         11.2         12.9
Selling and distribution expenses ..................          3.4          4.0
General and administration expenses ................          9.4         10.0
                                                          -------      -------
Income (loss) from operations ......................         (1.6)        (1.1)
Interest expense ...................................         (1.9)        (1.4)
Interest income ....................................          0.1          0.0
Other income .......................................          0.4          0.3
Other expense ......................................         (0.4)        (0.3)
Minority interest ..................................         (0.3)        (0.7)
                                                          -------      -------
Income (loss) before taxes and
 cumulative effect of accounting
 change ............................................         (3.7)        (3.2)
Income taxes (credit) ..............................          1.2         (0.6)
                                                          -------      -------
 Net income (loss) before cumulative
 effect of accounting change .......................         (4.9)%       (2.6)%
                                                          =======      =======
Cumulative effect of accounting change
 net of tax benefit ................................         --           (7.5)
Net income (loss) ..................................         (4.9)%      (10.1)%
                                                          =======      =======

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

         Net sales increased by $13.6 million, or 20.8%, to $78.7 million in first quarter of 2003 from $65.2 million in the first quarter of 2002. The increase in net sales included an increase in sales of $1.4 million to mass merchandisers, an increase of $4.1 million to divisions of The Limited, Inc., an increase of $2.9 million to Tommy Hilfiger through UAV and an increase in sales of $4.2 million to Federated Stores Inc. The increase in net sales in the first quarter of 2003 was primarily attributable to the recovery from the effect of the September 11, 2001 terrorist attacks on the United States, which substantially affected the first quarter of 2002.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit increased by $384,000, or 4.6%, to $8.8 million, or 11.2% of net sales in the first quarter of 2003 from $8.4 million, or 12.9% of net sales in the first quarter of 2002. The decrease in gross profit as a percentage of net sales occurred primarily because of the increase in fixed manufacturing overhead included in gross profit, which commenced upon our acquisition in December 2002 of additional manufacturing facilities in Mexico. During the first quarter of 2003, we only achieved 50% utilization of the capacity of our Mexican facilities.

         Selling and distribution expenses increased by $93,000, or 3.5%, to $2.7 million in the first quarter of 2003 from $2.6 million in the first quarter of 2002. As a percentage of net sales, these expenses decreased to 3.4% in the first quarter of 2003 from 4.0% in the first quarter of 2002. General and administrative expenses increased by $770,000, or 11.6%, to $7.4 million in the first quarter of 2003 from $6.6 million in the first quarter of 2002. As a percentage of net sales, these expenses decreased to 9.4% in the first quarter of 2003 from 10.0% in the first quarter of 2002. The increase in such expenses as a percentage of net sales is primarily due to an increase of provision for the allowance for returns and discounts of $194,000 in the first quarter of 2003 compared to $111,000 in the first quarter of 2002.

         Operating loss in the first quarter of 2003 was $1.3 million, or 1.6% of net sales, compared to $831,000, or 1.1% of net sales, in the comparable period of 2002, because of the factors discussed above.

         Interest expense increased by $593,000, or 65.9%, to $1.5 million in the first quarter of 2003 from $900,000 in the first quarter of 2002. As a percentage of net sales, these expenses increased to 1.9% in the first quarter of 2003 from 1.4% in the first quarter of 2002. This increase was a result of increased interest margin paid to GMAC and UPS. Interest income was $87,000 in the first quarter of 2003, compared to $58,000 in the first quarter of 2002. Other income was $317,000 in the first quarter of 2003, compared to $224,000 in the first quarter of 2002. Other expense increased to $326,000 in the first quarter of 2003 from $204,000 in the first quarter of 2002, due to the unrealized exchange loss relating to Euro denominated debts of $264,000 in the first quarter of 2003 and $112,000 in the first quarter of 2002.

         Net expense on minority interest in the first quarter of 2003 was $236,000 representing $1.3 million profit shared by the 49.9% minority partner in the UAV joint venture, which was offset by $1.0 million attributed to the minority shareholder in Tarrant Mexico for his 25% share in the loss. In the first quarter of 2002 minority interest expense was $438,000, consisting of profit shared by the minority partner in the UAV joint venture.

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

         Our liquidity is dependent, in part, on customers paying on time. Any abnormal charge backs or returns may affect our source of short-term funding. We are also subject to market price changes. Any changes in credit terms given to major customers may have an impact on our cash flow. Suppliers' credit is another major source of short-term financing and any adverse changes in their terms will have negative impact on our cash flow.

         Following is a summary of our contractual obligations and commercial commitments available to us as of March 31, 2003 (in millions):

CONTRACTUAL OBLIGATIONS                       PAYMENTS DUE BY PERIOD
-----------------------   ------------------------------------------------------
                                   LESS THAN     BETWEEN     BETWEEN      AFTER
                           TOTAL     1 YEAR     2-3 YEARS   4- 5 YEARS   5 YEARS
                          -------   --------    ---------   ----------   -------
Long-term debt..........  $ 78.1     $ 23.7       $ 54.4      $ 0         $ 0
Operating leases........  $ 12.0     $ 3.0        $ 2.8       $ 2.6       $ 3.6
Total contractual cash
   obligations..........  $ 90.1     $ 26.7       $ 57.2      $ 2.6       $ 3.6

         Guarantees have been issued in favor of YKK, Universal Fasteners and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-it Pacific Inc. on behalf of the Company.



                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    --------------------------------------------
                           TOTAL
COMMERCIAL COMMITMENTS    AMOUNTS
AVAILABLE TO US AS OF    COMMITTED  LESS THAN    BETWEEN     BETWEEN      AFTER
MARCH 31, 2003             TO US     1 YEAR     2-3 YEARS   4- 5 YEARS   5 YEARS
-----------------------   -------   --------    ---------   ----------   -------

Lines of credit.......    $ 130.6   $  50.3      $  79.9     $   0.4     $  --

Letters of credit
   (within lines
   of credit).........    $  27.6   $  27.6         --          --       $  --
Total commercial
   commitments........    $ 130.6   $  50.3      $  79.9     $   0.4     $  --


         During the first three months of 2003, net cash used by operating activities was $8.4 million, as compared to $84,000 for the same period in 2002. Net cash outflow from operating activities in 2003 was caused by the operating loss of $3.9 million offset by depreciation and amortization of $4.0 million. In addition, increases of $8.6 million in accounts receivable, $3.4 million in inventory and $1.8 million in temporary quota were offset by increases of $2.6 million in accounts payable and $2.4 million in accrued expenses and income tax payable.

         During the first three months of 2003, net cash provided by investing activities was $48,000, as compared to cash of $2.1 million used in investing activities for the same period in 2002. Cash used in investing activities in 2003 included approximately $415,000 of increase in other assets and $734,000 of repayments of advances from shareholders/officers.

         During the first three months of 2003, net cash provided by financing activities was $7.5 million, as compared to $1.8 million for the same period in 2002. Cash provided by financing activities in 2003 included $5.8 million of short-term bank borrowings and $61.1 million of proceeds from long-term obligations, offset by $60.8 million of payments of long-term obligations and bank borrowings.

         As of March 31, 2003, Grupo Famian had a short-term advance from Banco Bilbao Vizcaya amounting to $148,000. This subsidiary also had a credit facility of $10 million with Banco Nacional de Comercio Exterior SNC, based on purchase orders. After the merger of Grupo Famian into Tarrant Mexico, Banco Nacional de Comercio Exterior SNC has agreed that Tarrant Mexico will repay the outstanding amount by making payments of $523,000 per month starting March 26, 2003. As of March 31, 2003, $4.1 million was outstanding.

         We have two equipment loans with the initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of America Leasing ("BOA"), respectively. The leases are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of March 31, 2003 were $6.4 million due to GE Capital and $2.1 million due to BOA. Interest accrues at a rate of 2.5% over LIBOR. The loan from GE Capital will mature in 2005 and the loan from BOA in 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth ($30 million), leverage ratio of not more than two times and no losses for two consecutive quarters. We were in violation of the covenant on consecutive quarterly losses and obtained a waiver from GE Capital for a fee of $25,000. The BOA facility is subject to a financial benchmark on debt service coverage (0.8:1 before March 31, 2003 and 1.25:1 thereafter) and a leverage ratio of not more than 2 times. We were in violation of the debt service coverage benchmark and are negotiating for a waiver of the breach. Under the agreement, BOA has the option to accelerate repayment of all outstanding principal amount to become payable in six equal monthly installments of $350,000 each. For this reason, the debt has been classified as a current liability.

         On January 21, 2000, we entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio and prohibits the payment of dividends. On March 2, 2001, we entered into an amendment of our Debt Facility with GMAC Commercial Credit, LLC ("GMAC"), who solely assumed the facility in 2000. This amendment reduced the $105.0 million facility to $90.0 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. The Company and GMAC have established new financial covenants for the remainder of fiscal 2003 based on our projections, which include requirements for tangible net worth of not less than $75 million on each of June 30, 2003 and September 30, 2003 and $80 million on December 31, 2003; fixed charge ratio of 0.7 to 1 on June 30, 2003, and 1.1 to 1 for the rest of the current year; leverage ratio of not more than 2.50:1, 2.25:1 and 2.0:1 for June 30, September 30 and December 31, 2003, respectively; and capital expenses are capped at $800,000 per quarter. A total of $60.6 million was outstanding under the Debt Facility at March 31, 2003. As of March 31, 2003, we were in violation of covenants on interest coverage, total leverage ratio and fixed charge under the Debt Facility. We received a waiver from GMAC with respect to its violation of these covenants, and paid GMAC $45,000 for this waiver.

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group, Fashion Resource (TCL), Inc., and Tarrant Luxembourg SARL (previously known as Machrima Luxembourg SARL), a new holding company we formed during 2002, Mr. Gerard Guez (our Chairman) also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including no two consecutive quarterly losses; aggregate net worth, fixed charge ratio, interest coverage ratio, and leverage ratio. All the covenants for 2003 have now been re-set in line with those of the Debt Facility mentioned above. As of March 31, 2003, $24.4 million, of which $13.4 million was for letters of credit, was outstanding under this facility. As of March 31, 2003, we were in violation of the no-consecutive-quarterly-losses covenant and the fixed charge ratio covenant and a waiver has been obtained at a fee of $10,000.

         Since March, 2003, Dao Heng Bank in Hong Kong has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property (owned by Gerard Guez and Todd Kay) and by our guarantee. As of March 31, 2003, $2 million was outstanding under this facility

         The Debt Facility with GMAC and the credit facilities with UPS, GE Capital and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         During 2000, we financed equipment purchases for the new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $6.5 million was outstanding as of March 31, 2003. Of the $6.5 million, $4.0 million is denominated in the Euro. The remainder is payable in U.S. dollars. We are subject to foreign exchange risk on this Euro exposure.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of March 31, 2003, $3.1 million in letters of credit were open under this arrangement.

         We have financed our operations from our cash flow from operations, borrowings under our bank and other credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for our Mexican twill and production facility), the proceeds from the exercise of stock options and from time to time shareholder advances. Our short-term funding relies very heavily on our major customers, banks, suppliers and major shareholders. From time to time, we have had temporary over-advances from our banks. Any withdrawal of support from these parties will have serious consequences on our liquidity.

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in the first quarter of 2003 was $487,000. The greatest outstanding balance of such advances to Messrs. Guez and Nacif during the first quarter of 2003 was approximately $4,879,000 and $723,000, respectively. As of March 31, 2003, we were indebted to Mr. Kay and Mr. Nacif in the amount of $487,000 and $1.8 million, respectively. Mr. Guez had an outstanding advance from us in the amount of $4,867,000 as of March 31, 2003. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         We may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under our bank credit facilities, issuance of long-term debt, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, there is no plan for any major capital expenditure.

         We do not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Gerard Guez, our Chairman and Chief Executive Officer, and Todd Kay, our President and a member of our Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $332,000 in the three month period ended March 31, 2003, for rent for office and warehouse facilities.

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in the first quarter of 2003 was $487,000. The greatest outstanding balance of such advances to Messrs. Guez and Nacif during the first quarter of 2003 was approximately $4,879,000 and $723,000, respectively. As of March 31, 2003, we were indebted to Mr. Kay and Mr. Nacif in the amount of $487,000 and $1.8 million, respectively. Mr. Guez had an outstanding advance from us in the amount of $4,867,000 as of March 31, 2003. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         On December 31, 2002, our wholly owned subsidiaries, Tarrant Mexico and Machrima Luxembourg, acquired a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located. Pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, Tarrant Mexico purchased from Trans Textil International, S.A. de C.V. ("Trans Textil") all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides (the "Inmobiliaria Shareholders") all the issued and outstanding capital stock of Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), which owns the buildings and real estate. The purchase price for the machinery and equipment was paid by cancellation of $42 million in indebtedness owed by Trans Textil to Tarrant Mexico. The purchase price for the Inmobiliaria shares consisted of a nominal cash payment to the Inmobiliaria Shareholders of $500, and subsequent repayment by us and our affiliates of approximately $34.7 million in indebtedness of Inmobiliaria to Kamel Nacif Borge, his daughter Rosa Lisette Nacif Benavides, and certain of their affiliates, which payment was made by: (i) delivery to Rosa Lisette Nacif Benavides of one hundred thousand shares of our newly created, non-voting Series A Preferred Stock, which shares will become convertible into three million shares of common stock if our common stockholders approve the conversion at the Annual Meeting; (ii) delivery to Rosa Lisette Nacif Benavides of an ownership interest representing twenty-five percent of the voting power of and profit participation in Tarrant Mexico; and (iii) cancellation of approximately $14.9 million of indebtedness of Mr. Nacif and his affiliates.

         The Series A Preferred Stock accrues dividends at an annual rate of 7% of the initial stated value of $88.20 per share, payable only when and as declared by our Board of Directors. In the event we liquidate, dissolve or wind up our business, the holders of Series A Preferred shares will be entitled to receive, prior to any distribution on our common stock, a distribution equal to the initial stated value of the Series A Preferred shares plus all accrued and unpaid dividends. At March 31, 2003, there was $154,350 in accrued and unpaid dividends on the Series A Preferred Stock.

         Kamel Nacif Borge is an employee of Tarrant Mexico and the beneficial owner of more than 5% of our outstanding common stock. Jamil Textil, S.A. de C.V., an entity we believe is controlled by Mr. Nacif, owns 1,724,000 shares of our common stock, representing approximately 10.9% of our outstanding common stock as of March 31, 2003. Trans Textil, an entity controlled by Mr. Nacif and his family members, was initially commissioned by us to construct and develop the plant in December 1998. Subsequent to completion, Trans Textil purchased and/or leased the plant's manufacturing equipment from us and entered into a production agreement that gave us the first right to all production capacity of the plant. This production agreement included the option for us to purchase the facility and discontinue the production agreement with Trans Textil through September 30, 2002. We exercised the option and acquired the plant as described above.

         From time to time, we have advanced funds to Mr. Nacif and his affiliates, and Mr. Nacif and such affiliates have advanced funds to us. Immediately prior to the mill acquisition, Mr. Nacif and his affiliates owed us approximately $7.5 million, which indebtedness was cancelled as part of the repayment by Inmobiliaria of indebtedness due Mr. Nacif and his affiliates.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc., called United Apparel Ventures, LLC. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned subsidiary of ours, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Since October 2002 and March 31, 2003, UAV has begun to service both parties' business with Express and Levi Strauss & Co., respectively. UAV makes purchases from two related parties in Mexico, Azteca and Tag-It Pacific, Inc.

         In 1998, a California limited liability company owned by Messrs. Guez and Kay purchased 2,390,000 shares of the Common Stock of Tag-It Pacific, Inc. (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $4.2 million of trim inventory from Tag-It during the three months ended March 31, 2003. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf.

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

         Affiliated stores owned by The Limited (including Limited Stores and Express) accounted for approximately 9.6% and 5.2% of our net sales for the first quarter of 2003 and 2002, respectively. Lane Bryant accounted for 12.0% and 25.5% of our net sales for the first quarter of 2003 and 2002, respectively. Lerner New York accounted for 3.0% and 7.2% of our net sales for the first quarter of 2003 and 2002, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

         While we have long-standing customer relationships, we do not have long-term contracts with any of them, including The Limited. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 95% of our products were imported from outside the U.S. in the first quarter of 2003, and most of our fixed assets are located in Mexico. We are subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

OUR COST REDUCTION MEASURES MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         Since the beginning of 2000, we have been making efforts to reduce overhead costs by the elimination of functions duplicated in Los Angeles, New York and Mexico. In addition, in 2001 we continued reducing headcount by 50% in the U.S. and approximately 20% in both Mexico and Hong Kong due to decreased sales. As a result, some personnel may be required to perform additional functions or responsibilities, which may have an adverse effect on our business and results of operations.

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

RISKS RELATED TO OUR COMMON STOCK

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                          PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

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

         On January 21, 2003, after the hearing, the arbitration panel issued an interim award in favor of Bensimon awarding him $1,425,655.00 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. All other claims by Bensimon were denied. The affirmative defenses and counterclaims asserted by the respondents also were denied. On April 7, 2003 the panel issued a final award in favor of Bensimon confirming the prior interim award and awarding Bensimon costs and attorneys fees in the amount of $489,639.83. On April 28, 2003 Bensimon sought a court order confirming the final arbitration award, which in all likelihood will be granted. We have determined not to seek to vacate the award.

         On March 10, 2003, we commenced an action  against  Bensimon in the Los
Angeles County Superior Court seeking damages arising out of the express indemnity. The amount of the claim held by us is $2,159,387.17, which is approximately the same amount of the total award made by the arbitration panel in favor of Bensimon. We sought the appointment of a referee by the Court in accordance with the terms of the Asset Purchase Agreement. The Court denied this motion but reserved judgment as to whether the prior arbitration proceedings previously adjudicated the issue of Bensimon's liability under his express indemnity. We intend to vigorously oppose any attempt by Bensimon to have this suit dismissed.

         At the outset of the dispute we tendered the claim by Bensimon to our insurance carrier, which accepted the tender with a reservation of rights as to whether coverage existed for the claim. The carrier observed the arbitration process and hearing. After the interim award was made, the insurance carrier denied coverage. After the final award by the arbitration panel, we made demand on the insurance carrier, which was denied. We then commenced suit against the insurance carrier in the Los Angeles County Superior Court for breach of contract and related claims arising out of its denial of coverage for the costs and fees awarded to Bensimon in the arbitration. We intend to vigorously pursue this claim.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5.  OTHER INFORMATION.             None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              Exhibit 10.90.14: Letter Amendment dated May 9, 2003, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel
                                   Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

              Exhibit 10.101.4: Amended and Restated Limited Liability Company Operating Agreement of United Apparel Ventures, dated as of October 1, 2002, between Azteca Production International, Inc. and Tag Mex, Inc.

              Exhibit 10.113: Exclusive Distribution Agreement dated April 1, 2003, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc.

              Exhibit 10.114: Unconditional Guaranty of Performance dated April 1, 2003, by Tarrant Apparel Group.

              Exhibit 10.115: Charge Over Shares dated February 26, 2003 by Machrima Luxembourg International Sarl in favor of UPS Capital Global Trade Finance Corporation.

              Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Gerard Guez dated May 15, 2003.

              Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Patrick Chow dated May 15, 2003.

         (b)  Reports on Form 8-K.

              Current Report on Form 8-K dated December 31, 2002, reporting Items 2 and 7, as filed on January 15, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TARRANT APPAREL GROUP

Date:    May 15, 2003                       By:     /s/    Patrick Chow
                                                    ---------------------------
                                                           Patrick Chow,
                                                      Chief Financial Officer


Date:    May 15, 2003                       By:      /s/    Gerard Guez
                                                    ---------------------------
                                                            Gerard Guez,
                                                      Chief Executive Officer

                                 CERTIFICATIONS


I, Gerard Guez, certify that:

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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    May 15, 2003                       By:   /s/    Gerard Guez
                                                  ------------------------------
                                                         Gerard Guez,
                                                   Chief Executive Officer

                                 CERTIFICATIONS


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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003                       By:     /s/    Patrick Chow
                                                    ----------------------------
                                                           Patrick Chow,
                                                      Chief Financial Officer