Form 10-Q
period 2003-06-30
TARRANT APPAREL GROUP
filed 2003-08-19
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE  TRANSITION PERIOD FROM                  TO
                                     -----------------   -----------------

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

                                Yes |_|     No |X|

Number of shares of Common Stock of the registrant outstanding as of August 12, 2003: 18,765,425.

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                           PAGE
Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets at June 30, 2003
            (Unaudited) and December 31, 2002 (Audited) .................    4

            Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 2003 and June 30, 2002 ........    5

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2003 and June 30, 2002 ................    6

            Notes to Consolidated Financial Statements ..................    7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................   15

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk .................................................   30

Item 4.     Controls and Procedures .....................................   30

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ...........................................   32

Item 2.     Changes in Securities and Use of Proceeds ...................   33

Item 3.     Defaults Upon Senior Securities .............................   33

Item 4.     Submission of Matters to a Vote of Security Holders .........   33

Item 5.     Other Information ...........................................   34

Item 6.     Exhibits and Reports on Form 8-K ............................   34

            SIGNATURES ..................................................   36

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

                         PART I-- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.
            ---------------------

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,       DECEMBER 31,
                                                      2003            2002
                                                 -------------    -------------
                                                  (Unaudited)
                   ASSETS
Current assets:
   Cash and cash equivalents .................   $   1,201,434    $   1,388,482
   Restricted Cash ...........................       2,000,000             --
   Accounts receivable, net ..................      69,174,325       65,287,902
   Due from affiliates .......................       8,869,982        8,510,993
   Due from officers .........................         456,501          456,500
   Inventory .................................      53,241,391       44,782,154
   Temporary quota ...........................       4,802,516             --
   Prepaid expenses and other receivables ....       1,476,383        5,135,672
   Income taxes receivable ...................         208,916          280,200
                                                 -------------    -------------
 Total current assets ........................     141,431,448      125,841,903

   Property and equipment, net ...............     154,381,408      159,998,629
   Other assets ..............................       3,106,092        2,539,040
   Excess of cost over fair value of net
      assets acquired, net ...................       8,582,844       28,064,019
                                                 -------------    -------------
 Total assets ................................   $ 307,501,792    $ 316,443,591
                                                 =============    =============


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ................   $  39,972,321    $  29,326,924
   Accounts payable ..........................      50,973,854       32,119,854
   Accrued expenses ..........................      17,424,000       12,566,475
   Income taxes ..............................      13,991,580       12,640,388
   Due to affiliates .........................       5,802,092        5,264,238
   Due to shareholders .......................         383,877          486,875
   Current portion of long-term
      obligations ............................      18,321,705       21,706,502
                                                 -------------    -------------
 Total current liabilities ...................     146,869,429      114,111,256

Long-term obligations ........................      52,494,243       55,903,976
Deferred tax liabilities .....................         422,156          407,751
Minority interest in UAV .....................       4,388,980        3,205,167
Minority interest in Tarrant Mexico ..........      15,994,610       21,654,538

Commitments and contingencies

Shareholders' equity:
     Preferred  stock,  2,000,000 shares
     authorized; Preferred stock Series
     A, 100,000 shares authorized; 0
     share (2003) and 100,000 shares
     (2002), issued and outstanding ..........            --          8,820,573
   Common stock, no par value, 35,000,000
     shares authorized; 18,765,425 shares
     (2003) and 15,846,315 shares (2002)
     issued and outstanding ..................      77,877,385       69,368,239
   Contributed capital .......................       1,434,259        1,434,259
   Retained earnings .........................      20,422,972       56,873,094
   Notes receivable from shareholders ........      (4,855,652)      (5,601,804)
   Accumulated other comprehensive income ....      (7,546,590)      (9,733,458)
                                                 -------------    -------------
 Total shareholders' equity ..................      87,332,374      121,160,903
                                                 -------------    -------------

 Total liabilities and shareholders'
    equity ...................................   $ 307,501,792    $ 316,443,591
                                                 =============    =============


        The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                 THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    2003             2002            2003              2002
                                               -------------    -------------    -------------    -------------
Net sales ..................................   $  78,194,081    $  95,306,909    $ 156,930,285    $ 160,471,093
Cost of sales ..............................      78,626,988       80,882,668      148,560,713      137,627,881
                                               -------------    -------------    -------------    -------------
Gross profit (loss) ........................        (432,907)      14,424,241        8,369,572       22,843,212
Selling and distribution expenses ..........       3,114,848        2,424,999        5,844,360        5,062,012
General and administrative expenses ........       8,542,839        7,219,285       15,925,861       13,832,170
Impairment of assets .......................      22,276,510             --         22,276,510             --
                                               -------------    -------------    -------------    -------------

Income (loss) from operations ..............     (34,367,104)       4,779,957      (35,677,159)       3,949,030

Interest expense ...........................      (1,426,047)      (1,676,709)      (2,919,060)      (2,576,675)
Interest income ............................          88,062           77,953          175,326          135,631
Other income ...............................         156,205          685,953          472,519          910,414
Other expense ..............................        (193,762)        (613,283)        (519,505)        (817,014)
Minority interest ..........................       3,729,688       (1,439,552)       3,493,291       (1,877,339)
                                               -------------    -------------    -------------    -------------
Income (loss) before provision for income
  taxes and cumulative effect of accounting
  change ...................................     (32,012,958)       1,814,319      (34,974,588)        (275,953)
Provision for income taxes .................         558,236          511,983        1,475,534          147,962
                                               -------------    -------------    -------------    -------------
Income (loss) before cumulative effect of
   accounting change .......................     (32,571,194)       1,302,336      (36,450,122)        (423,915)

Cumulative effect of accounting change .....            --               --               --         (4,871,244)
                                               -------------    -------------    -------------    -------------
Net income (loss) ..........................   $ (32,571,194)   $   1,302,336    $ (36,450,122)   $  (5,295,159)
                                               =============    =============    =============    =============


Net income (loss) per share - Basic:
   Before cumulative effect of accounting
     change ................................   $       (1.94)   $        0.08    $       (2.23)   $       (0.03)
   Cumulative effect of accounting change ..            --               --               --              (0.31)
   After cumulative effect of accounting
     change ................................   $       (1.94)   $        0.08    $       (2.23)   $       (0.34)
                                               =============    =============    =============    =============
Net income (loss) per share - Diluted:
   Before cumulative effect of accounting
     change ................................   $       (1.94)   $        0.08    $       (2.23)   $       (0.03)
   Cumulative effect of accounting change ..            --               --               --              (0.31)
   After cumulative effect of accounting
     change ................................   $       (1.94)   $        0.08    $       (2.23)   $       (0.34)
                                               =============    =============    =============    =============
Weighted average common and common
   equivalent shares:
   Basic ...................................      16,832,092       15,832,474       16,334,204       15,832,061
                                               =============    =============    =============    =============

   Diluted .................................      16,832,092       16,098,557       16,334,204       15,832,061
                                               =============    =============    =============    =============


        The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     SIX MONTHS ENDED JUNE 30,
                                                     2003              2002
                                                 -------------    -------------
Operating activities:
Net loss .....................................   $ (36,450,122)   $  (5,295,159)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Deferred taxes ............................          14,405         (337,887)
   Depreciation and amortization .............       8,140,849        5,227,535
   Cumulative effect of accounting change ....            --          4,871,244
   Asset impairment ..........................      22,276,510             --
   Inventory write-down ......................      10,986,153             --
   Unrealized loss on foreign currency .......         401,369          383,435
   Provision for returns and discounts .......       1,477,361       (1,658,657)
   Minority interest .........................      (3,493,291)       1,140,399
   Changes in operating assets and
    liabilities:
     Restricted Cash .........................      (2,000,000)      (4,000,000)
     Accounts receivable .....................      (6,454,784)     (24,801,832)
     Due from affiliates .....................         407,446          420,027
     Inventory ...............................     (19,445,390)      (5,114,446)
     Temporary quota .........................      (4,802,516)      (1,534,274)
     Prepaid expenses and other
        receivables ..........................         958,583          816,743
     Accounts payable ........................      18,854,000       19,493,436
     Accrued expenses and income tax
        payable ..............................       6,208,716        2,413,105
                                                 -------------    -------------

     Net cash used in operating activities ...      (2,920,711)      (7,976,331)

Investing activities:
   Purchase of fixed assets ..................        (378,459)        (646,394)
   (Increase) decrease in other assets .......      (1,366,820)         295,557
   Repayments of advances from
      shareholders/officers ..................         746,151             --
                                                 -------------    -------------

     Net cash used in investing activities ...        (999,128)        (350,837)

Financing activities:
   Short-term bank borrowings, net ...........      10,645,397        4,802,582
   Proceeds from long-term obligations .......     124,784,919       25,263,169
   Payment of long-term obligations and
      bank borrowings ........................    (131,980,818)     (23,701,030)
   Repayments to shareholders/officers .......        (102,998)      (2,287,398)
   Borrowings from shareholders/officers .....            --          5,240,315
   Exercise of stock options .................            --              9,796
   Repurchase of stock .......................        (393,178)            --
                                                 -------------    -------------

     Net cash provided by financing
        activities ...........................       2,953,322        9,327,434

Effect of changes in foreign currency ........         779,469         (604,006)
                                                 -------------    -------------

Increase (decrease) in cash and cash
   equivalents ...............................        (187,048)         396,260
Cash and cash equivalents at beginning
   of period .................................       1,388,482        1,524,447
                                                 -------------    -------------

Cash and cash equivalents at end of
   period ....................................   $   1,201,434    $   1,920,707
                                                 =============    =============


        The accompanying notes are an integral part of these consolidated financial statements

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

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

3.       STOCK BASED COMPENSATION

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No.
123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company's plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company's net income (loss) and income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation":

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                  ------------------------------------------------------------
                                       2003            2002            2003            2002
                                  ------------------------------------------------------------
Pro forma net income (loss) ...   $(33,863,810)   $    498,580    $(38,715,280)   $ (6,661,145)
Pro forma compensation expense,
   net of tax .................   $ (1,292,616)   $   (803,756)   $ (2,265,158)   $ (1,365,986)
Net income (loss) as reported .   $(32,571,194)   $  1,302,336    $(36,450,122)   $ (5,295,159)
Pro forma income (loss) per
   share - Basic and Diluted ..   $      (2.01)   $       0.03    $      (2.37)   $      (0.42)
Net income (loss) per share -
   Basic and Diluted ..........   $      (1.94)   $       0.08    $      (2.23)   $      (0.34)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003; expected volatility of 0.65, risk-free interest rates of 4%, dividend yield of 0% and expected lives of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                  JUNE 30,         DECEMBER 31,
                                                    2003               2002
                                                ------------       ------------

United States trade accounts
   receivable ............................      $ 44,487,153       $ 42,979,762
Foreign trade accounts receivable ........        21,998,142         16,445,868
Due from factor ..........................         1,992,605          4,176,598
Other receivables ........................         6,478,967          6,002,295
Allowance for returns, discounts
   and bad debts .........................        (5,782,542)        (4,316,621)
                                                ------------       ------------
                                                $ 69,174,325       $ 65,287,902
                                                ============       ============


5.       INVENTORY

         Inventory consists of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                       2003              2002
                                                    -----------      -----------
Raw materials
   Fabric and trim accessories ...............      $ 8,026,660      $12,451,447
   Raw cotton ................................        2,230,246        1,017,963
Work-in-process ..............................       18,084,885        9,948,700
Finished goods shipments-in-transit ..........        9,715,417        4,877,002
Finished goods ...............................       15,184,183       16,487,042
                                                    -----------      -----------
                                                    $53,241,391      $44,782,154
                                                    ===========      ===========

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


6.       DEBT

         Short-term bank borrowings consist of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                      2003               2002
                                                   -----------       -----------
Import trade bills payable .................       $ 6,915,276       $ 5,686,327
Bank direct acceptances ....................        10,640,054        11,272,375
Other Hong Kong credit facilities ..........        16,143,448         6,206,103
Other Mexican credit facilities ............         3,650,913         4,968,309
Uncleared checks ...........................         2,622,630         1,193,810
                                                   -----------       -----------
                                                   $39,972,321       $29,326,924
                                                   ===========       ===========

         Long-term obligations consist of the following:

                                               JUNE 30,            DECEMBER 31,
                                                 2003                   2002
                                             ------------          ------------
Vendor financing ...................         $  5,899,412          $  7,257,683
Equipment financing ................            7,583,299             9,682,290
Debt facility ......................           54,856,237            58,193,505
Other debt .........................            2,477,000             2,477,000
                                             ------------          ------------
                                               70,815,948            77,610,478
Less current portion ...............          (18,321,705)          (21,706,502)
                                             ------------          ------------
                                             $ 52,494,243          $ 55,903,976
                                             ============          ============

IMPORT TRADE BILLS PAYABLE AND BANK DIRECT ACCEPTANCES

         On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of the Company's subsidiaries in Hong Kong, as well as the Company's permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group, Fashion Resource (TCL) Inc., and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), a new holding company the Company formed during 2002, Mr. Gerard Guez (the Company's Chairman) also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including aggregate net worth, fixed charge ratio, and leverage ratio. All the covenants for 2003 have been re-set in line with those of our Debt Facility (see Debt facility below). In June 2003, a temporary additional line of credit consisting of $3 million of cash advances and $12 million of letters of credit was made available to the Company against a restricted deposit $2 million in cash and the deposit of $15 million in value of export letters of credit. This temporary facility will expire on September 1, 2003 while the expiry date of the main credit line of $25 million has been extended to December 1, 2003. The Company was in violation of all covenants as of June 30, 2003, and a waiver has been obtained subject to the payment of a fee of $25,000. As of June 30, 2003, $38.3 million was outstanding under this facility of which $7.9 million was letters of credit.

         Since March 2003, Dao Heng Bank in Hong Kong has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to the Company's subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of the Company's office property owned by Gerard Guez and Todd Kay and the Company's guarantee. As of June 30, 2003, $2.2 million was outstanding under this facility.

OTHER MEXICAN CREDIT FACILITIES

         As of June 30, 2003, Tarrant Mexico, Famian division had a short-term advance from Banco Bilbao Vizcaya amounting to $50,000. This subsidiary also had a credit facility of $10 million with Banco Nacional de Comercio Exterior SNC, based on purchase orders and restricted by certain covenants. After the merger of Grupo Famian into Tarrant Mexico, Banco Nacional de Comercio Exterior SNC has agreed that Tarrant Mexico will repay the outstanding amount by making payments of $523,000 per month commencing on March 26, 2003. As of June 30, 2003, $3.6 million was outstanding under this facility.

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


VENDOR FINANCING

         During 2000, the Company financed equipment purchases for a new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments, which commenced in February 2000. Of this amount, $5.9 million was outstanding as of June 30, 2003. Of the $5.9 million, $3.9 million is denominated in Euros and the remainder is payable in U.S. dollars. The Company is subject to foreign exchange risk resulting from the fluctuation of the Euro. An unrealized loss of $401,000 and $383,000 was recorded for the six months ended June 30, 2003 and 2002, respectively, related to this fluctuation and is recorded in other income in the accompanying financial statements.

         From time to time, the Company opens letters of credit under an uncommitted credit arrangement with Aurora Capital Associates which issues these credits through Israeli Discount Bank. As of June 30, 2003, $2.5 million was open in letters of credit under this arrangement.

EQUIPMENT FINANCING

         The Company has two equipment loans with the initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of America Leasing ("BOA"), respectively. The loans are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of June 30, 2003 were $5.6 million due to GE Capital and $1.8 million due to BOA. Interest accrues at a rate of 2.5% over LIBOR. The loan from GE Capital will mature in 2005, and the loan from BOA will mature in 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth ($30 million), leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. The Company was in violation of the covenant on consecutive quarterly losses as of June 30, 2003 and obtained a waiver from GE Capital subject to the following: A fee of $50,000, a principal prepayment of $500,000 to the loan and a second lien on the Company's headquarters owned by Gerard Guez and Todd Kay. The Company intends on making the required payments and providing the second lien on the Company's headquarters and has therefore classified the GE debt as long-term. The second lien on the Company's headquarters will be released upon the Company returning to profitability in the next two quarters. The BOA facility is subject to a financial benchmark on debt service coverage (0.8:1 before March 31, 2003 and 1.25:1 thereafter) and a leverage ratio of not more than two times. The Company was in violation of the two benchmarks and is negotiating for a waiver of the breach. Under the agreement, BOA has the option to accelerate repayment of all outstanding principal amount to become payable in six equal monthly installments of $302,000 each. For this reason, the BOA debt has been classified as a current liability.

         The Debt Facility with GMAC Commercial Credit, LLC ("GMAC") (described below) and the credit facilities with GE Capital, UPS and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

DEBT FACILITY

         On January 21, 2000, the Company entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio and prohibits the payment of dividends. On March 2, 2001, the Company entered into an amendment of our Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduced the $105.0 million facility to $90.0 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. In March 2003, the Company and GMAC established new financial covenants for the remainder of fiscal 2003 based on the Company's projections. As of June 30, 2003, the Company was in breach of all the financial covenants and has obtained a waiver subject to the payment of a fee of $100,000. Furthermore, Gerard Guez has also agreed to increase his personal guarantee to $10 million. GMAC and the Company have also agreed to re-set all financial covenants for the year before October 1, 2003 based on the Company's

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


projections; provided, however that, in the event that the financial covenants are not amended and restated on terms acceptable to GMAC in its sole discretion on or prior to October 1, 2003, such failure shall be deemed to be an Event of Default under the Credit Agreement and the other documents. A total of $54.9 million was outstanding under the Debt Facility at June 30, 2003.

GUARANTEES

         Guarantees have been issued in favor of YKK, Universal Fasteners and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on behalf of the Company.

7.       OTHER ASSETS

         In April 2003, the Company acquired an equity interest in the owner of the trademark "American Rag CIE," for $1.4 million and the Company's subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands also entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands will design and manufacture a full collection of American Rag apparel, which will be distributed by FMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection will be available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations.

8.       GOODWILL - STATEMENT NO. 142

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

         The Company has determined to cease directly operating a substantial majority of its equipment and fixed assets in Mexico, and is negotiating to lease a large portion of its manufacturing facilities and operations in Mexico to a related third party, or contract with the related third party for their operation, which the Company expects to consummate in the second half of fiscal 2003. The Company has made an interim review of all of its goodwill and intangible assets and has decided to write off all goodwill and intangible assets affected by the Company's strategic changes in Mexico. These include $9.1 million and $2.7 million directly relating to Tarrant Mexico - Famian and Ajalpan divisions, respectively, and another $7.5 million relating to the acquisition of Rocky Apparel LLC ("Rocky"). It is very unlikely that Tommy Hilfiger, whose business the Company acquired in the Rocky acquisition, will continue to purchase merchandise from UAV following implementation of the restructuring in Mexico. The Company also has written off goodwill relating to the acquisition of JDI due to current litigation with the minority shareholder (see Part II-Legal Proceedings).

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         The following table displays the change in the gross carrying amount of goodwill by business units for the six months ended June 30, 2003:

                                                                             Tag Mex
                                                   Tarrant      Tarrant       Inc. -     Tag Mex Inc.
                                                   Mexico -     Mexico -      Rocky       - Chazzz &
                            Total      Jane Doe    Ajalpan      Famian       Division    MGI Division
                         -----------   --------   ----------   ----------   ----------   ------------
Balance as of
December 31, 2002....    $28,064,019   $150,338   $2,739,378   $9,069,923   $7,521,536     $8,582,844
Impairment
Losses...............     19,504,521    150,338    2,739,378    9,093,269    7,521,536              0
Effect of changes in
foreign currency.....         23,346          0            0       23,346            0              0
                         -----------   --------   ----------   ----------   ----------   ------------
Balance as of
June 30, 2003........    $8,582,844          $0           $0           $0           $0     $8,582,844
                         ===========   ========   ==========   ==========   ==========   ============


9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 as of January 1, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements.

         In  May  2003,  the  FASB  issued   Statement  No.  150  ("SFAS  150"),
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


SFAS 150 is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of EITF Issue No. 00-21, but the Company does not expect its adoption to have a material impact on its consolidated financial position or results of operations.

10.      INCOME TAXES

         The Company's effective tax rate differs from the statutory rate principally due to the following reasons: (1) A full valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since recoverability of those assets has not been assessed as more likely than not; (2) Although the Company has taxable losses in Mexico, it is subject to a minimum tax; and (3) The earnings of the Company's Hong Kong subsidiary are taxed at a rate of 16% versus the 35% U.S. federal rate.

         The Internal Revenue Service (IRS) currently is examining the Company's federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed significant adjustments to increase taxable income for the six years under examination. The Company believes it has meritorious defenses to these proposed adjustments and is vigorously defending these adjustments. The Company does not believe that the adjustments, if any, arising from the IRS examination will result in an additional income tax liability beyond what is recorded in the accompanying balance sheet.

11.      EARNINGS PER SHARE AND EQUITY

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                  2003               2002              2003               2002
                              ------------       ------------      ------------       ------------
Basic EPS Computation:
Numerator ..............      $(32,571,194)      $  1,302,336      $(36,450,122)      $ (5,295,159)
Denominator:

Weighted average common
shares outstanding .....        16,832,092         15,832,474        16,334,204         15,832,061
                              ------------       ------------      ------------       ------------
Total shares ...........        16,832,092         15,832,474        16,334,204         15,832,061
                              ------------       ------------      ------------       ------------
Basic EPS ..............      $      (1.94)      $       0.08      $      (2.23)      $      (0.34)
                              ============       ============      ============       ============

Diluted EPS Computation:
Numerator ..............      $(32,571,194)      $  1,302,336      $(36,450,122)      $ (5,295,159)
Denominator:

Weighted average common
shares outstanding .....        16,832,092         15,832,474        16,334,204         15,832,061
Incremental shares from
assumed exercise of
options ................              --              266,083              --                 --
                              ------------       ------------      ------------       ------------
Total shares ...........        16,832,092         16,098,557        16,334,204         15,832,061
                              ------------       ------------      ------------       ------------
Diluted EPS ............      $      (1.94)      $       0.08      $      (2.23)      $      (0.34)
                              ============       ============      ============       ============

                             TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         Net loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." All options have been excluded from the computation in the period presented in the above table as the impact would be anti-dilutive.

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

         Pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, the Company's non-voting Series A Preferred Stock was converted by the holder into 3,000,000 shares of Common Stock following approval of the conversion by our shareholders at the annual shareholders' meeting held on May 28, 2003.

12.      COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) were as follows:

                                    THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                  -------------------------------       --------------------------------
                                       2003              2002                2003                2002
                                  ------------       ------------       ------------       -------------
Net income (loss) ..........      $(32,571,194)      $  1,302,336       $(36,450,122)      $ (5,295,159)
Foreign currency translation
   adjustment ..............      $  6,544,418       $(10,271,046)      $  2,186,868       $ (8,161,834)
Total comprehensive loss ...      $(26,026,776)      $ (8,968,710)      $(34,263,254)      $(13,456,993)

13.      SUBSEQUENT EVENTS

         The Company is negotiating to lease a large portion of its manufacturing facilities and operations in Mexico to a related third party, or contract with the related third party for their operation, which the Company expects to consummate in the second half of fiscal 2003. Because of its decision, in the quarter ended June 30, 2003 the Company wrote off $19.5 million of goodwill and $2.8 million of a prepaid sub-contracting contract with a Mexican vendor, and wrote down $11 million of inventory in Mexico in anticipation of its liquidation. The Company allocated $3.0 million and $1.4 million of the write-down of goodwill and inventory, respectively, to the minority shareholder of Tarrant Mexico.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a leading provider of private label casual apparel, serving specialty retail, mass merchandise and department store chains and major international brands located primarily in the United States by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Our major customers include specialty retailers, such as Limited Stores and Express, both of which are divisions of The Limited, as well as Lane Bryant, Lerner New York, Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl's, Mervyns, Sears and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         From inception, we relied primarily on independent contract manufacturers located primarily in the Far East. Commencing in the third quarter of 1997, and taking advantage of the North American Free Trade Agreement, or NAFTA, we substantially expanded our use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Commencing in 1999, and concluding in December 2002 with the purchase of a denim and twill manufacturing plant in Tlaxacala, Mexico, we engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico while maintaining our sourcing operation in the Far East. We believed that the dual strategy of maintaining independent contract manufacturers in the Far East and operating manufacturing facilities in Mexico controlled by us could best serve the different needs of our customers and enable us to capitalize on advantages offered by both markets. We believed this diversified approach would help to mitigate the risks of doing business outside of North America, such as transportation delays, economic and political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions.

         In August 2003, we determined to abandon our strategy of being both a trading and manufacturing company, and will cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. We made our determination based on many factors, including the following:

         o Our vertical integration strategy in Mexico requires significant working capital, which has required us to significantly increase debt to finance our Mexico operations. This financing is difficult to obtain in Mexico.

         o We have been facing the challenges of rising overhead costs and the need to take low and sometimes negative margin orders in slow seasons to fill capacity at our facilities, which has reduced our overall average gross margin.

         o The elimination of quotas on World Trade Organization member countries by 2005, and the other effects of trade agreements among WTO countries, will result in increased competition from developing countries, which historically have lower labor costs, including China and Taiwan, both of which recently became members of the WTO.

         Our withdrawal from company-owned and operated facilities in Mexico will, among other things, reduce our working capital requirements, eliminate the need to accept low or negative margin orders to fill production capacity, and permit us to source production in the best location world-wide. We also believe that our strong design, merchandising and sourcing capabilities are competitive advantages that will enable us to overcome the desire by some retailers to purchase merchandise directly from the manufacturer. We are in discussions to lease our manufacturing facilities and operations in Mexico to a related third party, or contract with the related third party for their operation, which we expect to consummate in the second half of fiscal 2003. Due to our change of strategy in Mexico, at June 30, 2003 we wrote off approximately $19.5 million in goodwill associated with certain assets we acquired in Mexico, and wrote down $11 million of inventory in Mexico in anticipation of its liquidation.

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

         On June 28, 2000, we signed a production agreement with Manufactures Cheja, the original term of which extended through February 2002. We extended the contract for an additional quantity of 6.4 million units commencing on April 1, 2002, which was amended on November 8, 2002, for the manufacture of 5.7 million units through September 30, 2004. We have unrecouped advances to Cheja of approximately $2.8 million related to the production agreement to be recouped out of future production. In June 2003, we have written off all the advances to Cheja.

         On April 12, 2000, we formed a new company, Jane Doe International, LLC, or JDI. This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI is owned 51% by Fashion Resource (TCL), Inc., a subsidiary of ours, and 49% by Needletex, Inc. In March 2001, we converted JDI from an operating company to a licensing company, and entered into two licenses with regards to the use of the Jane Doe trademark. Pending the outcome of our litigation with Patrick Bensimon, owner of Needletex Inc., this licensing company has been largely dormant during 2002 and 2003. As a consequence, at June 30, 2003, we wrote off approximately $150,000 in goodwill associated with the assets we acquired from Needletex, Inc. For a description of the terms of this acquisition and details of the litigation, see "Part II, Item
1. Legal Proceedings."

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

         As of June 30, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $5.8 million, compared to $4.5 million at June 30, 2002.

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

         We utilized the discounted cash flow methodology to estimate fair value. At June 30, 2003, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $154.4 million, as compared to a goodwill balance of $28.1 million and a net property and equipment balance of $160.0 million at December 31, 2002. Our goodwill balance reflects the write-down of $19.5 million of goodwill as discussed in Note 7 to our consolidated financial statements.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:



                                             THREE MONTHS         SIX MONTHS
                                            ENDED JUNE 30,      ENDED JUNE 30,
                                            2003      2002      2003      2002
                                           -----     -----     -----     -----

Net sales ............................     100.0%    100.0%    100.0%    100.0%
Cost of sales ........................     100.6      84.9      94.7      85.8
                                           -----     -----     -----     -----
Gross profit .........................      (0.6)     15.1       5.3      14.2
Selling and distribution expenses ....       4.0       2.5       3.7       3.1
General and administration
   expenses ..........................      10.9       7.6      10.1       8.6
Impairment of assets .................      28.5      --        14.2      --
                                           -----     -----     -----     -----
Income (loss) from operations ........     (44.0)      5.0     (22.7)      2.5
Interest expense .....................      (1.8)     (1.8)     (1.9)     (1.6)
Interest Income ......................       0.1       0.1       0.1       0.1
Other income .........................       0.2       0.7       0.3       0.5
Other expense ........................      (0.2)     (0.6)     (0.3)     (0.5)
Minority interest ....................       4.7      (1.5)      2.2      (1.2)
                                           -----     -----     -----     -----
Income (loss) before taxes and
cumulative effect of accounting
change ...............................     (41.0)      1.9     (22.3)     (0.2)
Income taxes .........................       0.7       0.5       0.9       0.1
                                           -----     -----     -----     -----
Net income (loss) before
cumulative effect of accounting
change ...............................     (41.7)%     1.4%    (23.2)%    (0.3)%
                                           =====     =====     =====     =====
Cumulative effect of accounting ......      --        --        --        (3.0)
change net of tax benefit
Net income (loss) ....................     (41.7)%     1.4%    (23.2)%    (3.3)%
                                           =====     =====     =====     =====


SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

         Net sales decreased by $17.1 million, or 18.0%, to $78.2 million in the second quarter of 2003 from $95.3 million in the second quarter of 2002. The decrease in net sales included a decrease in sales of $3.4 million to mass merchandisers, a decrease of $2.7 million to Lerner's, a decrease of $9.8 million to Lane Bryant / Charming Shoppe and a decrease of $7.7 million to Tommy Hilfiger, partially offset by an increase in sales of $2.3 million to divisions of The Limited, Inc. The drop was caused partly by the adverse economic conditions in the U.S. and partly by delays in clearing goods through Customs, which caused sales of the goods to be recognized after the second quarter.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit decreased by $14.9 million, or 103%, to $(433,000), or (0.6)% of net sales in the second quarter of 2003 from $14.4 million, or 15.1% of net sales in the second quarter of 2002. The decrease in gross profit as a percentage of net sales occurred primarily because of an inventory write-down of $11 million. The write-down was taken for inventory located in Mexico in anticipation of steep discounts and allowances normally associated with wholesale liquidation of finished goods and fabric, and anticipated defects in work-in-process that frequently occur following announcement of workforce reductions. Excluding the effect of this write-down, the gross profit decreased by $3.9 million, or 26.8%, to $10.6 million, or 13.5% of net sales in the second quarter of 2003. The decrease was a result of an increase in fixed manufacturing overhead and depreciation after our acquisition in December 2002 of additional manufacturing facilities in Mexico.

         Selling and distribution expenses increased by $690,000, or 28.4%, to $3.1 million in the second quarter of 2003 from $2.4 million in the second quarter of 2002. As a percentage of net sales, these expenses increased to 4.0% in the second quarter of 2003 from 2.5% in the second quarter of 2002. The increase in such expense is primarily due to an increase of freight expense to $829,000 in the second quarter of 2003 compared to freight expense of $429,000 in the second quarter of 2002 primarily the result of a reclassification in the second quarter of 2003 of freight expense of UAV from cost of goods sold to selling and distribution expense.

         General and administrative expenses increased by $1.3 million, or 18.3%, to $8.5 million in the second quarter of 2003 from $7.2 million in the second quarter of 2002. As a percentage of net sales, these expenses increased to 10.9% in the second quarter of 2003 from 7.6% in the second quarter of 2002. The increase in such expenses is primarily due to an increase of reserves for accounts receivables to $1.0 million in the second quarter of 2003 compared to $464,000 in the second quarter of 2002, and the addition of $542,000 of additional payroll, pre-production, legal and accounting expenses related to the launch of our private brand strategy in the second quarter of 2003.

         Impairment of assets expense was $22.3 million in the second quarter of 2003, compared to zero expense in the second quarter of 2002. This expense is a consequence of our decision to lease substantially all of our manufacturing operations in Mexico commencing in the third quarter of 2003. See Note 7 to our consolidated financial statements.

         Operating loss in the second quarter of 2003 was $34.4 million, or (44.0)% of net sales, compared to operating income of $4.8 million, or 5.0% of net sales, in the comparable period of 2002, because of the factors discussed above.

         Interest expense decreased by $251,000, or 14.9%, to $1.4 million in the second quarter of 2003 from $1.7 million in the second quarter of 2002. As a percentage of net sales, these expenses remained the same at 1.8% both in the second quarter of 2003 and in the second quarter of 2002. Other income was $156,000 in the second quarter of 2003, compared to $686,000 in the second quarter of 2002, due to a realized exchange gain relating to Euro denominated debts of $450,000 in the second quarter of 2002 and $0 in the second quarter of 2003. Other expense decreased to $194,000 in the second quarter of 2003 from $613,000 in the second quarter of 2002, due to the unrealized exchange loss relating to Euro denominated debts of $138,000 in the second quarter of 2003 compared to $271,000 in the second quarter of 2002, and a decrease in royalty expense to $16,000 in the second quarter of 2003 compared to $281,000 in the second quarter of 2002.

         Net income from minority interest in the second quarter of 2003 was $3.7 million representing $871,000 profit shared by the 49.9% minority partner in the UAV joint venture, offset by $240,000 attributed to the minority shareholder in Tarrant Mexico for his 25% share in operating losses and $4.4 million for his share in the special write-down on goodwill and inventory owned by Tarrant Mexico. In the second quarter of 2002, minority interest expense was $1.4 million made up of profit shared by the minority partner in the UAV joint venture.

FIRST SIX MONTHS OF 2003 COMPARED TO FIRST SIX MONTHS OF 2002

         Net sales decreased by $3.5 million, or 2.2%, to $156.9 million in the first six months of 2003 from $160.5 million in the first six months of 2002. The decrease in net sales included a decrease in sales of $1.9 million to mass merchandisers, a decrease of $5.0 million to Lerner's, a decrease of $17.0 million to Lane Bryant / Charming Shoppes, and a decrease of $4.8 million to Tommy

Hilfiger, partially offset by an increase of $6.4 million to divisions of The Limited, Inc. The decrease was mainly a result of the adverse conditions in the retail market.

         Gross profit decreased by $14.5 million, or 63.4%, to $8.4 million, or 5.3% of net sales in the first six months of 2003 from $22.8 million, or 14.2% of net sales in the first six months of 2002. The decrease in gross profit was due primarily to a special inventory write-down of $11 million. Before this inventory write-down, gross profit decreased by $3.5 million, or 15.3%, to $19.4 million, or 12.3% of net sales for the first six months of 2003. This decrease was due to an increase in fixed manufacturing overhead and depreciation after our acquisition in December 2002 of additional manufacturing facilities in Mexico.

         Selling and distribution expenses increased by $782,000, or 15.5%, to $5.8 million in the first six months of 2003 from $5.1 million in the first six months of 2002. As a percentage of net sales, these expenses increased from 3.1% for the first six months of 2002 to 3.7% for the first six months of 2003. The increase in such expense is primarily due to an increase of freight expense to $1.2 million in the first six months of 2003 compared to $773,000 in the first six months of 2002, primarily the result of a reclassification in the second quarter of 2003 of freight expense of UAV from cost of goods sold to selling and distribution expense.

         General and administrative expenses increased by $2.1 million, or 15.1%, to $15.9 million in the first six months of 2003 from $13.8 million in the first six months of 2002. As a percentage of net sales, these expenses increased to 10.1% in the first six months of 2003 from 8.6% in the second quarter of 2002. The increase in such expenses is primarily due to an increase of reserves for accounts receivables to $1.7 million in the first six months of 2003 compared to $575,000 in the first six months of 2002, and the addition of $676,000 of additional payroll, pre-production, legal and accounting expenses related to the launch of our private brand strategy in the first six months of 2003.

         Impairment of assets expense was $22.3 million in the first six months of 2003, compared to no expense in the first six months of 2002. This expense is primarily due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 7 to our consolidated financial statements.

         Operating loss for the first six months of 2003 was $35.7 million, or (22.7)% of net sales, compared to operating income of $3.9 million, or 2.5% of net sales, in the comparable prior period of 2002 as a result of the factors discussed above.

         Interest expense increased by $342,000, or 13.3%, to $2.9 million in the first six months of 2003 from $2.6 million in the first six months of 2002. The increase was due to increased interest margin paid to certain of our lenders. As a percentage of net sales, these expenses increased from 1.6% in the first six months of 2002 to 1.9% for the same period in 2003. Interest income was $175,000 in the first six months of 2003, compared to $136,000 in the first six months of 2002. Other income was $473,000 in the first six months of 2003, compared to $910,000 in the first six months of 2002, due to a realized exchange gain relating to Euro denominated debts of $450,000 in the first six months of 2002 compared to $124,000 in the first six months of 2003. Other expense was $520,000 in the first six months of 2003, compared to $817,000 in the first six months of 2002, due to a decrease in royalty expense to $69,000 in the first six months of 2003 compared to $331,000 in the first six months of 2002.

         Net income from minority interest in the first six months of 2003 was $3.5 million representing $2.1 million of profit shared by the 49.9% minority partner in the UAV joint venture, offset by $1.3 million attributed to the minority shareholder in Tarrant Mexico for his 25% share in the loss and $4.4 million for his share in the special write-down on goodwill and inventory owned by Tarrant Mexico. In the first six months of 2002, minority interest expense was $1.9 million made up of profit shared by the minority partner in the UAV joint venture.

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

         Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2003 (in millions):

CONTRACTUAL OBLIGATIONS                       PAYMENTS DUE BY PERIOD
-----------------------   ------------------------------------------------------
                                   LESS THAN     BETWEEN     BETWEEN      AFTER
                           TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS    5 YEARS
                          -------   --------    ---------   ---------    -------
Long-term debt.........   $ 70.8     $ 18.3      $ 52.5      $ 0          $ 0
Operating leases.......   $ 11.2     $  2.7      $  2.7      $ 2.6        $ 3.2
Total contractual cash
   obligations.........   $ 82.0     $ 21.0      $ 55.2      $ 2.6        $ 3.2

         Guarantees have been issued in favor of YKK, Universal Fasteners and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on behalf of the Company.


                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    --------------------------------------------
                           TOTAL
COMMERCIAL COMMITMENTS    AMOUNTS
AVAILABLE TO US AS OF    COMMITTED  LESS THAN    BETWEEN     BETWEEN      AFTER
JUNE 30, 2003              TO US     1 YEAR     2-3 YEARS   4-5 YEARS    5 YEARS
-----------------------   -------   --------    ---------   ---------    -------

Lines of credit........   $ 143.7   $   59.4     $  84.3     $   --      $   --

Letters of credit
   (within lines of
   credit).............   $  39.6   $   39.6     $    --     $   --      $   --
Total commercial
   commitments.........   $ 143.7   $   59.4     $  84.3     $   --      $   --

         During the first six months of 2003, net cash used by operating activities was $2.9 million, as compared to $8.0 million for the same period in 2002. Net cash outflow from operating activities in 2003 was caused by the operating loss of $36.5 million offset by depreciation and amortization of $8.1 million, asset impairment of $22.3 million and inventory write-down of $11.0 million. In addition, increases of $6.5 million in accounts receivable, $19.4 million in inventory and $4.8 million in temporary quota were offset by increases of $18.9 million in accounts payable and $6.2 million in accrued expenses and income tax payable.

         During the first six months of 2003, net cash used by investing activities was $999,000, as compared to $351,000 for the same period in 2002. Cash used in investing activities in 2003 included approximately $1.4 million of increase in other assets and $746,000 of repayments of advances from shareholders/officers.

         During the first six months of 2003, net cash provided by financing activities was $3.0 million, as compared to $9.3 million for the same period in 2002. Cash provided by financing activities in 2003 included $10.6 million of short-term bank borrowings and $124.8 million of proceeds from long-term obligations, offset by $132.0 million of payments of long-term obligations and bank borrowings.

         As of June 30, 2003, Tarrant Mexico, Famian division had a short-term advance from Banco Bilbao Vizcaya amounting to $50,000. This subsidiary also had a credit facility of $10 million with Banco Nacional de Comercio Exterior SNC, based on purchase orders and restricted by certain covenants. After the merger of Grupo Famian into Tarrant Mexico, Banco Nacional de Comercio Exterior SNC has agreed that Tarrant Mexico will repay the outstanding amount by making payments of $523,000 per month commencing on March 26, 2003. As of June 30, 2003, $3.6 million was outstanding under this facility.

         We have two equipment loans with the initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of
America Leasing ("BOA"), respectively. The loans are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of June 30, 2003 were $5.6 million due to GE Capital and $1.8 million due to BOA. Interest accrues at a rate of 2.5% over LIBOR. The loan from GE Capital will mature in 2005, and the loan from BOA will mature in 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth ($30 million), leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. We were in violation of the covenant on consecutive quarterly losses and obtained a waiver from GE Capital subject to the following:
A fee of $50,000,  a principal
prepayment of $500,000 to the loan and a second lien on our headquarters owned by Gerard Guez and Todd Kay. We intend to make the required payments and provide the second lien on our headquarters and therefore classified the GE debt as long-term. The second lien on our headquarters will be released upon our returning to profitability in the coming two quarters. The BOA facility is subject to a financial benchmark on debt service coverage (0.8:1 before March 31, 2003 and 1.25:1 thereafter) and a leverage ratio of not more than 2 times. We were in violation of both benchmarks and are negotiating for a waiver of the breach. Under the agreement, BOA has the option to accelerate repayment of all outstanding principal amount to become payable in six equal monthly installments of $302,000 each. For this reason, the BOA debt has been classified as a current liability.

         On January 21, 2000, we entered into a new revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105.0 million, including a letter of credit facility not to exceed $20.0 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets. In addition, the facility is subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio and prohibits the payment of dividends. On March 2, 2001, we entered into an amendment of our Debt Facility with GMAC Commercial Credit, LLC, who solely assumed the facility in 2000. This amendment reduced the $105.0 million facility to $90.0 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. In March 2003, we and GMAC established new financial covenants for the remainder of fiscal 2003 based on our projections. As of June 30 2003, we were in breach of all the financial covenants and have obtained a waiver subject to the payment of a fee of $100,000. Gerard Guez has also agreed to increase his personal guarantee to $10 million. GMAC and we have also agreed to re-set all financial covenants for the year before October 1, 2003 based on our projections; provided, however that, in the event that the financial covenants are not amended and restated on terms acceptable to GMAC in its sole discretion on or prior to October 1, 2003, such failure shall be deemed to be an Event of Default under the Credit Agreement and the other documents. A total of $54.9 million was outstanding under the Debt Facility at June 30, 2003.

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group, Fashion Resource (TCL) Inc., and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), a new holding company we formed during 2002, Mr. Gerard Guez (our Chairman) also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including aggregate net worth, fixed charge ratio, and leverage ratio. All the covenants for 2003 have been re-set in line with those of our Debt Facility (see Debt facility below). In June 2003, a temporary additional line of credit consisting of $3 million cash advances and $12 million letters of credit was made available to us against a restricted deposit $2 million and the deposit of $15 million worth of export letters of credit. This temporary facility will expire on September 1, 2003 while the expiry date of the main credit line of $25 million has been extended to December 1, 2003. We were in violation of all the covenants as of June 30, 2003, and a waiver has been obtained subject to the payment of a fee of $25,000. As of June 30, 2003, $38.3 million was outstanding under this facility of which $7.9 million was letters of credit.

         Since March 2003, Dao Heng Bank in Hong Kong has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property owned by Gerard Guez and Todd Kay and the Company's guarantee. As of June 30, 2003, $2.2 million was outstanding under this facility.

         The Debt Facility with GMAC and the credit facilities with UPS, GE Capital and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         During 2000, we financed equipment purchases for the new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $5.9 million was outstanding as of June 30, 2003. Of the $5.9 million, $3.9 million is denominated in the Euro. The remainder is payable in U.S. dollars. We are subject to foreign exchange risk on this Euro exposure.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of June 30, 2003, $2.5 million in letters of credit were open under this arrangement.

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

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in the second quarter of 2003 was $487,000. The greatest outstanding balance of such advances to Mr. Guez during the second quarter of 2003 was approximately $4,867,000. As of June 30, 2003, we were indebted to Mr. Kay and Mr. Nacif in the amount of $384,000 and $1.6 million, respectively. Mr. Guez had an outstanding advance from us in the amount of $4,856,000 as of June 30, 2003. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         The Internal Revenue Service (IRS) currently is examining our federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed significant adjustments to increase taxable income for the six years under examination. We believe that we have meritorious defenses to these proposed adjustments and are vigorously defending these adjustments. We do not believe that the adjustments, if any, arising from the IRS examination will result in an additional income tax liability beyond what is recorded in the accompanying balance sheet.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Gerard Guez, our Chairman and Chief Executive Officer, and Todd Kay, our President and a member of our Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $664,000 in the six month period ended June 30, 2003, for rent for office and warehouse facilities.

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in the second quarter of 2003 was $487,000. The greatest outstanding balance of such advances to Mr. Guez during the second quarter of 2003 was approximately $4,867,000. As of June 30, 2003, we were indebted to Mr. Kay and Mr. Nacif in the amount of $384,000 and $1.6 million, respectively. Mr. Guez had an outstanding advance from us in the amount of $4,856,000 as of June 30, 2003. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         On December 31, 2002, our wholly owned subsidiaries, Tarrant Mexico and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), acquired a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located. Pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, Tarrant Mexico purchased from Trans Textil International, S.A. de C.V. ("Trans Textil") all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides (the "Inmobiliaria Shareholders") all the issued and outstanding capital stock of Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), which owns the buildings and real estate. The purchase price for the machinery and equipment was paid by cancellation of $42 million in indebtedness owed by Trans Textil to Tarrant Mexico. The purchase price for the Inmobiliaria shares consisted of a nominal cash payment to the Inmobiliaria Shareholders of $500, and subsequent repayment by us and our affiliates of approximately $34.7 million in indebtedness of Inmobiliaria to Kamel Nacif Borge, his daughter Rosa Lisette Nacif

Benavides, and certain of their affiliates, which payment was made by: (i) delivery to Rosa Lisette Nacif Benavides of one hundred thousand shares of our newly created, non-voting Series A Preferred Stock, which shares will become convertible into three million shares of common stock if our common stockholders approve the conversion at the Annual Meeting; (ii) delivery to Rosa Lisette Nacif Benavides of an ownership interest representing twenty-five percent of the voting power of and profit participation in Tarrant Mexico; and (iii) cancellation of approximately $14.9 million of indebtedness of Mr. Nacif and his affiliates.

         The Series A Preferred Stock was converted into 3,000,000 shares of Common Stock following approval of the conversion by our shareholders at the annual shareholders' meeting held on May 28, 2003.

         Kamel Nacif Borge is an employee of Tarrant Mexico and the beneficial owner of more than 5% of our outstanding common stock. Jamil Textil, S.A. de C.V., an entity we believe is controlled by Mr. Nacif, owns 1,724,000 shares of our common stock, representing approximately 9.2% of our outstanding common stock as of June 30, 2003. Furthermore, his daughter, Rosa Lisette Nacif Benavides owns 3,000,000 shares of our common stock, representing approximately 16.0% of our outstanding common stock as of June 30, 2003. Trans Textil, an entity controlled by Mr. Nacif and his family members, was initially commissioned by us to construct and develop the plant in December 1998. Subsequent to completion, Trans Textil purchased and/or leased the plant's manufacturing equipment from us and entered into a production agreement that gave us the first right to all production capacity of the plant. This production agreement included the option for us to purchase the facility and discontinue the production agreement with Trans Textil through September 30, 2002. We exercised the option and acquired the plant as described above.

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

         In 1998, a California limited liability company owned by Messrs. Guez and Kay purchased 2,390,000 shares of the Common Stock of Tag-It Pacific, Inc. (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $10.0 million of trim inventory from Tag-It during the six months ended June 30, 2003. From time to time, we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf.

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

         Affiliated stores owned by The Limited (including Limited Stores and Express) accounted for approximately 12.2% and 7.9% of our net sales for the first six months of 2003 and 2002, respectively. Lane Bryant accounted for 13.0% and 23.2% of our net sales for the first six months of 2003 and 2002, respectively. Lerner New York accounted for 6.3% and 9.2% of our net sales for the first six months of 2003 and 2002, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

FAILURE TO MANAGE OUR RESTRUCTURING IN MEXICO COULD IMPAIR OUR BUSINESS.

         We have determined to cease directly operating a substantial majority of our equipment and fixed assets in Mexico, and to lease a large portion of our facilities and operations in Mexico to a third party, which we expect to consummate in the second half of fiscal 2003. As a consequence, we will return to being primarily a trading company, relying on third party manufacturers to produce the merchandise we sell to our customers. We face many challenges related to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico. Any failure on our part to successfully manage these challenges may result in loss of customers and sales, reduced gross margins, and other adverse impact on operations. The challenges we face include:

         o We may lose customers who desire to produce merchandise directly from the manufacturer;

         o We may experience unanticipated expenses in winding down manufacturing operations in Mexico, including labor costs and additional write down of inventory, which may adversely affect our results of operations in the short term;

         o The party to whom we lease our manufacturing operations in Mexico may default in its obligations to us, in which case we may not be able to lease the facilities to another party, or recommence use of the facilities to manufacture goods without significant cost; and

         o We may not be able to expand our trading division in time to handle the increase in orders we expect as we shift business from our manufacturing division, due, for instance, to difficulty in finding third party manufacturers and capital constraints.

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

INCREASES IN THE PRICE OF RAW MATERIALS OR THEIR REDUCED AVAILABILITY COULD INCREASE OUR COST OF SALES AND DECREASE OUR PROFITABILITY.

         The principal raw material used in our apparel is cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

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

WE DEPEND ON OUR COMPUTER AND COMMUNICATIONS SYSTEMS.

         As a multi-national corporation, we rely on our computer and communication network to operate efficiently. Any interruption of this service from power loss, telecommunications failure, weather, natural disasters or any similar event could have a material adverse affect on our business and operations. Additionally, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage, which could have a material adverse effect on our business and operations.

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

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating quotas or reducing tariffs. The elimination of quotas on World Trade Organization member countries by 2005 and other effects of these trade agreements could result in increased competition from developing countries, which historically have lower labor costs, including China and Taiwan, both of which recently became members of the World Trade Organization. This potential increase in competition from developing countries is one of the several reasons why we have determined to lease our manufacturing operations in Mexico to a third party.

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS REDUCES OUR ABILITY TO CONTROL THE MANUFACTURING PROCESS, WHICH COULD HARM OUR SALES, REPUTATION AND OVERALL PROFITABILITY.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 92% of our products were imported from outside the U.S. in the second quarter of 2003, and most of our fixed assets are located in Mexico. We are subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

WE MUST SUCCESSFULLY GAUGE FASHION TRENDS AND CHANGING CONSUMER PREFERENCES TO SUCCEED.

         Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies retail and customer demand in a timely manner. The apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent, we misjudge the market for our merchandise, our sales may be adversely affected. Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

RISKS RELATED TO OUR COMMON STOCK

OUR MANAGEMENT OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS.

         Our executive officers and directors beneficially own 50.3% of our outstanding common stock, based upon the beneficial ownership of our common stock as of June 30, 2003. Accordingly, these stockholders effectively have the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities is at variable rates.


ITEM 4.  CONTROLS AND PROCEDURES.

         As of June 30, 2003, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

         During 2003, our prior independent public accountants, Ernst & Young, LLP, advised us and discussed with the Audit Committee of our Board of Directors that, due in part to certain acquisitions by our subsidiaries in Mexico and modifications to our inventory costing methodology, certain improvements in the internal controls of those subsidiaries were necessary to ensure reporting from the subsidiaries would be sufficient for us to develop reliable financial statements. We will address the deficiencies identified by Ernst & Young, LLP in consultation with Grant Thornton, LLP, our new independent public accountants.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

PATRICK BENSIMON

         Patrick Bensimon caused his company Needletex, Inc., to transfer its assets to a newly formed limited liability company now known as Jane Doe International, LLC pursuant to the terms of an Asset Purchase Agreement dated April 12, 2000. The new company is beneficially owned 51% by us and 49% by Bensimon. At the same time, Bensimon entered into an employment agreement with the new company, which provided for the payment of a salary to Bensimon and a bonus tied to the new company's sales performance. The existing lenders to Needletex, Inc. agreed to the asset transfer in return for, among other things, the confirmation of Bensimon's continuing guaranty of the loan obligations, the assumption of the loan obligations by the new company and a guaranty of those obligations by us. We received an express indemnity by Needletex, Inc. and Bensimon to reimburse it for all amounts we paid to those lenders for the account of Needletex and Bensimon.

         Thereafter a dispute arose as to whether Bensimon had performed in accordance with his terms of employment set forth in the Employment Agreement. When an amicable resolution of this dispute could not be achieved, Bensimon commenced an arbitration proceeding against his employer (Jane Doe International, LLC), Fashion Resource (TCL), Inc., the managing member of Jane Doe International, and us. We and the other respondents contested and vigorously opposed the matter.

         On January 21, 2003, after the hearing, the arbitration panel issued an interim award in favor of Bensimon awarding him $1,425,655.00 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. All other claims by Bensimon were denied. The affirmative defenses and counterclaims asserted by the respondents also were denied. On April 7, 2003, the panel issued a final award in favor of Bensimon confirming the prior interim award and awarding Bensimon costs and attorneys fees in the amount of $489,639.83. On April 28, 2003, Bensimon sought a court order confirming the final award. The hearing on this request of Bensimon is scheduled for August 12, 2003. We have asked the court to vacate or modify the final award and a hearing presently is scheduled for September 15, 2003. In the meantime, we intend to ask the court to hold the hearing on this request to vacate or modify at the same time as Bensimon's request for Court confirmation of the award.

         On March 10, 2003, we commenced an action  against  Bensimon in the Los
Angeles County Superior Court seeking damages arising out of the express indemnity. The amount of the claim held by us is $2,159,387.17, which is approximately the same amount of the total award made by the arbitration panel in favor of Bensimon. We sought the appointment of a referee by the Court in accordance with the terms of the Asset Purchase Agreement. The Court denied this motion but reserved judgment as to whether the prior arbitration proceedings previously adjudicated the issue of Bensimon's liability under his express indemnity. Bensimon filed a request with the Court for a ruling that any such indemnity claims were heard and determined previously by the arbitration panel. A hearing on this request is scheduled for August 22, 2003. We intend to continue to vigorously oppose any attempt by Bensimon to have this suit dismissed.

         At the outset of the dispute, we tendered the claim by Bensimon to our insurance carrier, which accepted the tender with a reservation of rights as to whether coverage existed for the claim. The carrier observed the arbitration process and hearing. After the interim award was made, the insurance carrier denied coverage. After the final award by the arbitration panel, we made demand on the insurance carrier, which was denied. We then commenced suit against the insurance carrier in the Los Angeles County Superior Court for breach of contract and related claims arising out of its denial of coverage for the costs and fees awarded to Bensimon in the arbitration. The carrier has asked the Court to dismiss this claim and a hearing on this request is scheduled for August 21, 2003. In the meantime, we have filed a request with the Court for summary judgment on our claims, which will be heard on October 7, 2003. We intend to vigorously pursue these claims against the insurance carrier.


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

ITEM 2.  CHANGES IN SECURITIES.

         On December 31, 2002, we issued 100,000 shares of Series A Preferred Stock (the "Series A Shares") to Rosa Lissette Nacif Benevides. The Series A Shares were issued in connection with the acquisition by our wholly-owned subsidiaries, Tarrant Mexico, S. de R.L. de C.V. and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), of a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located (the "Acquisition"). The Acquisition was made pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, by and among us, Trans Textil International, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Rosa Lisette Nacif Benavides, Gazi Nacif Borge, Jorge Miguel Echevarria Vazquez, and Kamel Nacif Borge. Pursuant to the purchase agreement, Tarrant Mexico purchased from Trans Textil all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides all the issued and outstanding capital stock of Inmobiliaria, which owns the buildings and real estate. A portion of the purchase price for the Inmobiliaria shares consisted of the issuance to Rosa Lisette Nacif Benavides of the Series A Shares, which would become convertible, at the option of the holder, into 3,000,000 shares of common stock upon the approval by our shareholders at the 2003 annual meeting. Pursuant to the Purchase Agreement, we issued the Series A Shares to a subsidiary of ours, and subsequently caused the transfer of the Series A Shares to Rosa Lisette Nacif Benavides as partial repayment of indebtedness owed by Inmobiliaria to Ms. Benavides. Ms. Benevides represented to us that she was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that she was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In June 2003, Ms. Benevides converted all of the Series A Shares into 3,000,000 shares of our Common Stock following approval of the conversion by our shareholder at our annual shareholders' meeting held on May 28, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.              None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 28, 2003, we held our 2003 Annual Meeting of Shareholders. At the annual meeting, there were 15,597,443 shares entitled to vote, and 14,695,960 shares (94%) were represented at the meeting in person or by proxy. Immediately prior to the meeting, the Board of Directors was comprised of Gerard Guez, Todd Kay, Patrick Chow, Joseph Mizrachi, Barry Aved, Mitchell Simbal and Milton Koffman. Following the meeting, the Board of Directors was comprised of Gerard Guez, Todd Kay, Patrick Chow, Joseph Mizrachi, Stephane Farouze, Larry Russ, Barry Aved, Mitchell Simbal and Milton Koffman

         The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

         1. Proposal to elect Barry Aved, Mitchell Simbal and Milton Koffman to serve as our Class I directors for two years and until their successors has been elected.

             DIRECTOR                     FOR                     WITHHELD
             --------                     ---                     --------
            Barry Aved                 14,413,417                 282,543
         Mitchell Simbal               14,244,772                 451,188
          Milton Koffman               14,243,922                 452,038

         2. Proposal to approve the issuance of up to 3 million shares of common stock issuable upon conversion of the outstanding shares of Series A Preferred Stock.

            FOR              AGAINST           ABSTAIN          BROKER NON-VOTES
            ---              -------           -------          ----------------

         8,924,529           289,207           722,716             4,759,508

         3. Proposal to ratify the grant of options to purchase an aggregate of 2 million shares of common stock to certain executive officers.

            FOR               AGAINST          ABSTAIN          BROKER NON-VOTES
            ---              -------           -------          ----------------

         13,595,172          1,077,278          23,510                 0

         4. Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ended December 31, 2003.

            FOR              AGAINST           ABSTAIN          BROKER NON-VOTES
            ---              -------           -------          ----------------

         14,514,597          180,497             866                   0


ITEM 5.  OTHER INFORMATION.             None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit 10.23.3: Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Gerard Guez.

                  Exhibit 10.24.3: Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Todd Kay.

                  Exhibit 10.102.1: Letter agreement  regarding employment dated
                                    April  1,  2003  between  Fashion   Resource
                                    (TCL), Inc. and Eddy Yuen.

                  Exhibit 10.103.1: First  Amendment   to  Employment  Agreement
                                    dated April 1, 2003 between  Tarrant Apparel
                                    Group and Patrick Chow.

                  Exhibit 10.107.3: Fourth  Deed  of   Variation to   Syndicated
                                    Letter of  Credit  Facility  dated  June 18,
                                    2003 among Tarrant Company  Limited,  Marble
                                    Limited and Trade Link Holdings  Limited and
                                    UPS    Capital    Global    Trade    Finance
                                    Corporation.

                  Exhibit 10.116: Promissory Note dated May 31, 2003 made by Gerard Guez in favor of Tarrant Apparel Group.

                  Exhibit 10.117: Indemnification Agreement dated April 10, 2003 between Tarrant Apparel Group and Seven Licensing Company, LLC.

                  Exhibit 31.1: Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  Exhibit 31.2: Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  Exhibit 32.1: Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

                  Exhibit 32.2: Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         (b)      Reports on Form 8-K.

                  Current Report on Form 8-K dated March 31, 2003, reporting Items 7 and 9, as filed on April 4, 2003.

                  Current Report on Form 8-K dated May 15, 2003, reporting Items 7 and 9, as filed on May 16, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TARRANT APPAREL GROUP

Date:    August 19, 2003                  By:     /s/    Patrick Chow
                                                  ----------------------------
                                                         Patrick Chow,
                                                    Chief Financial Officer


Date:    August 19, 2003                  By:      /s/    Gerard Guez
                                                  ----------------------------
                                                          Gerard Guez,
                                                    Chief Executive Officer