Form 10-Q
period 2003-09-30
TARRANT APPAREL GROUP
filed 2003-11-14
CIK 944948

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                               Yes |_|     No |X|

Number of shares of Common Stock of the registrant outstanding as of November 12, 2003: 18,797,443.

--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   PAGE

         Consolidated Balance Sheets at September 30, 2003
         (Unaudited) and December 31, 2002 (Audited)...................        4

         Consolidated Statements of Operations and Comprehensive
         Income (Loss) for the Three Months and Nine Months
         Ended September 30, 2003 and September 30, 2002...............        5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2003 and September 30,
         2002..........................................................        6

         Notes to Consolidated Financial Statements....................        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................       16

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk ..................................................       31

Item 4.  Controls and Procedures.......................................       31

                           PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings............................................        33

Item 2.  Changes in Securities and Use of Proceeds.....................       34

Item 3.  Defaults Upon Senior Securities ..............................       34

Item 4.  Submission of Matters to a Vote of Security Holders...........       34

Item 5.  Other Information.............................................       34

Item 6.  Exhibits and Reports on Form 8-K..............................       34

         SIGNATURES....................................................       36

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

                         PART I -- FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2003             2002
                                                 -------------    -------------
                                                  (unaudited)
                 ASSETS
Current assets:
   Cash and cash equivalents .................   $     690,752    $   1,388,482
   Restricted cash ...........................       2,000,000             --
   Accounts receivable, net ..................      69,357,182       65,287,902
   Due from affiliates .......................      14,360,831        8,510,993
   Due from officers .........................         456,486          456,500
   Inventory .................................      44,910,630       44,782,154
   Temporary quota ...........................       1,746,983             --
   Prepaid expenses and other receivables ....       1,599,564        5,135,672
   Income taxes receivable ...................         218,725          280,200
                                                 -------------    -------------
 Total current assets ........................     135,341,153      125,841,903

   Property and equipment, net ...............     142,078,860      159,998,629
   Other assets ..............................       3,174,347        2,539,040
   Excess of cost over fair value of net
      assets acquired, net ...................       8,582,844       28,064,019
                                                 -------------    -------------
 Total assets ................................   $ 289,177,204    $ 316,443,591
                                                 =============    =============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ................   $  41,082,617    $  29,326,924
   Accounts payable ..........................      49,630,527       32,119,854
   Accrued expenses ..........................      13,738,542       12,566,475
   Income taxes ..............................      14,468,357       12,640,388
   Due to affiliates .........................       9,215,500        5,264,238
   Due to shareholders .......................         365,547          486,875
   Current portion of long-term obligations ..      17,635,661       21,706,502
                                                 -------------    -------------
 Total current liabilities ...................     146,136,751      114,111,256

Long-term obligations ........................      44,532,979       55,903,976
Deferred tax liabilities .....................         419,584          407,751
Minority interest in UAV .....................       4,472,392        3,205,167
Minority interest in Tarrant Mexico ..........      15,282,713       21,654,538

Commitments and contingencies

Shareholders' equity:
     Preferred  stock,  2,000,000 shares
     authorized;  Preferred stock Series A,
     100,000 shares authorized; 0 share
     (2003) and 100,000 shares (2002),
     issued and outstanding ..................            --          8,820,573
   Common stock, no par value, 35,000,000
     shares authorized; 18,765,425 shares
     (2003) and 15,846,315 shares (2002)
     issued and outstanding ..................      77,877,386       69,368,239
   Contributed capital .......................       1,434,259        1,434,259
   Retained earnings .........................      20,561,818       56,873,094
   Notes receivable from shareholders ........      (4,842,575)      (5,601,804)
   Accumulated other comprehensive income ....     (16,698,103)      (9,733,458)
                                                 -------------    -------------
 Total shareholders' equity ..................      78,332,785      121,160,903
                                                 -------------    -------------

 Total liabilities and shareholders' equity ..   $ 289,177,204    $ 316,443,591
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements


                              TARRANT APPAREL GROUP

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------    ------------------------------
                                                  2003            2002              2003             2003
                                             -------------    -------------    -------------    -------------
Net sales ................................   $  96,457,780    $  94,327,981    $ 253,388,065    $ 254,799,074
Cost of sales ............................      84,943,929       80,098,265      233,504,642      217,726,145
                                             -------------    -------------    -------------    -------------
Gross profit .............................      11,513,851       14,229,716       19,883,423       37,072,929
Selling and distribution expenses ........       2,878,886        2,911,129        8,723,246        7,973,140
General and administrative expenses ......       7,186,640        7,692,584       23,112,501       21,524,755
Impairment of assets .....................            --               --         22,276,510             --
                                             -------------    -------------    -------------    -------------

Income (loss) from operations ............       1,448,325        3,626,003      (34,228,834)       7,575,034

Interest expense .........................      (1,591,130)      (1,375,400)      (4,510,190)      (3,952,075)
Interest income ..........................          88,122           93,901          263,448          229,533
Other income .............................       1,106,649        1,029,394        1,579,168        1,939,808
Other expense ............................        (706,535)        (755,014)      (1,226,041)      (1,572,029)
Minority interest ........................         283,227         (740,948)       3,776,518       (2,618,287)
                                             -------------    -------------    -------------    -------------
Income (loss) before provision for income
   taxes and cumulative effect of
   accounting change .....................         628,658        1,877,936      (34,345,931)       1,601,984
Provision for income taxes ...............         489,811          751,173        1,965,345          899,136
                                             -------------    -------------    -------------    -------------
Income (loss) before cumulative effect of
   accounting change .....................         138,847        1,126,763      (36,311,276)         702,848
Cumulative effect of accounting change ...            --               --               --         (4,871,244)
                                             -------------    -------------    -------------    -------------
Net income (loss) ........................   $     138,847    $   1,126,763    $ (36,311,276)   $  (4,168,396)
                                             =============    =============    =============    =============

Net income (loss) per share - Basic and
   Diluted:
   Before cumulative effect of accounting
     change ..............................   $        0.01    $        0.07    $       (2.12)   $        0.04
   Cumulative effect of accounting change             --               --               --              (0.30)
   After cumulative effect of accounting
     change ..............................   $        0.01    $        0.07    $       (2.12)   $       (0.26)
                                             =============    =============    =============    =============

Weighted average common and common
   equivalent shares:
   Basic .................................      18,765,425       15,836,049       17,144,611       15,833,390
                                             =============    =============    =============    =============

   Diluted ...............................      18,767,701       15,930,969       17,144,611       15,833,390

                                             =============    =============    =============    =============
Net income (loss) ........................   $     138,847    $   1,126,763    $ (36,311,276)   $  (4,168,396)
Foreign currency translation adjustment ..      (9,151,513)      (2,471,914)      (6,964,645)     (10,633,748)
                                             -------------    -------------    -------------    -------------

Total comprehensive loss .................   $  (9,012,666)   $  (1,345,151)   $ (43,275,921)   $ (14,802,144)
                                             =============    =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                      2003             2002
                                                 -------------    -------------
Operating activities:
Net loss .....................................   $ (36,311,276)   $  (2,895,284)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Deferred taxes ............................          11,833          230,511
   Depreciation and amortization .............      11,919,289        7,732,568
   Loss on sale of fixed assets ..............         732,365             --
   Cumulative effect of accounting change ....            --          3,598,132
   Asset impairment ..........................      22,276,510             --
   Inventory write-down ......................      10,986,153             --
   Unrealized loss on foreign currency .......         173,287          839,234
   Provision for returns and discounts .......       1,042,856       (1,691,503)
   Minority interest .........................      (3,776,518)       1,482,439
   Legal settlement ..........................            --           (471,693)
   Changes in operating assets and
     liabilities:
     Restricted cash .........................      (2,000,000)            --
     Accounts receivable .....................      (6,203,135)     (10,226,562)
     Due from affiliates .....................      (2,104,209)      (2,404,637)
     Inventory ...............................     (11,114,629)      (4,137,139)
     Temporary quota .........................      (1,746,983)      (1,289,585)
     Prepaid expenses and other receivables ..         825,594        1,272,971
     Accounts payable ........................      17,510,673        7,492,262
     Accrued expenses and income tax payable .       3,000,035        7,932,427
                                                 -------------    -------------
     Net cash provided by operating
       activities ............................       5,221,845        7,464,141

Investing activities:
   Purchase of fixed assets ..................        (442,277)      (1,190,357)
   Proceeds from sale of fixed assets ........         209,788             --
   Purchase consideration for acquisitions ...            --         (1,884,000)
   (Increase) decrease in other assets .......      (1,800,137)         390,158
   Repayments of advances from shareholders/
     officers ................................         759,242             --
                                                 -------------    -------------

     Net cash used in investing activities ...      (1,273,384)      (2,684,199)

Financing activities:
   Short-term bank borrowings, net ...........      11,755,693        4,623,823
   Proceeds from long-term obligations .......     193,782,799      115,532,601
   Payment of long-term obligations and
     bank borrowings .........................    (209,397,923)    (123,521,747)
   Repayments to shareholders/officers .......        (121,328)      (3,041,512)
   Borrowings from shareholders/officers .....            --          2,109,369
   Exercise of stock options .................            --             29,263
   Repurchase of stock .......................        (393,178)            --
                                                 -------------    -------------

     Net cash used in financing activities ...      (4,373,937)      (4,268,203)

Effect of changes in foreign currency ........        (272,254)      (1,227,428)
                                                 -------------    -------------

Decrease in cash and cash equivalents ........        (697,730)        (715,689)
Cash and cash equivalents at beginning of
   period ....................................       1,388,482        1,524,447
                                                 -------------    -------------

Cash and cash equivalents at end of period ...   $     690,752    $     808,758
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

         The Company serves specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately priced apparel for women, men and children under private label. Commencing in 1999, the Company expanded its operations from sourcing apparel to sourcing and operating its own vertically integrated manufacturing facilities. In August 2003, the Company determined to abandon its strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, the Company leased and outsourced operation of its manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif.

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

         The accompanying unaudited financial statements represent the financial position, results of operations and cash flows of the Company and its majority-owned subsidiaries. The equity method of accounting is used when the Company has a 20% to 50% interest in other entities, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company in preparation of its consolidated financial statements include: (i) allowance for returns, discounts and bad debts, (ii) inventory, (iii) valuation of long lived, intangible assets, and goodwill, (iv) income taxes, and (v) debt covenants. Actual results could differ from those estimates.

         Assets and liabilities of the Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the respective periods. The functional currency in which the Company transacts business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                                 2003           2002             2003              2002
                                            ------------    ------------    ------------    ------------
Pro forma net income (loss) .............   $   (812,305)   $    (52,783)   $(39,527,586)   $ (6,713,928)
Pro forma compensation expense, net of
   tax ..................................   $   (951,152)   $ (1,179,546)   $ (3,216,310)   $ (2,545,532)
Net income (loss) as reported ...........   $    138,847    $  1,126,763    $(36,311,276)   $ (4,168,396)
Pro forma income (loss) per share - Basic
   and Diluted ..........................   $      (0.04)   $      (0.00)   $      (2.31)   $      (0.42)
Net income (loss) per share - Basic and
   Diluted ..............................   $       0.01    $       0.07    $      (2.12)   $      (0.26)

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

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2003               2002
                                                 ------------      ------------

United States trade accounts receivable ....     $ 40,445,433      $ 42,979,762
Foreign trade accounts receivable ..........       23,718,598        16,445,868
Due from factor ............................        5,566,175         4,176,598
Other receivables ..........................        4,831,121         6,002,295
Allowance for returns, discounts and
   bad debts ...............................       (5,204,145)       (4,316,621)
                                                 ------------      ------------
                                                 $ 69,357,182      $ 65,287,902
                                                 ============      ============

5.       INVENTORY

         Inventory consists of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2003              2002
                                                    -----------      -----------
Raw materials
   Fabric and trim accessories ...............      $10,917,688      $12,451,447
   Raw cotton ................................          991,341        1,017,963
Work-in-process ..............................       12,116,023        9,948,700
Finished goods shipments-in-transit ..........        7,960,313        4,877,002
Finished goods ...............................       12,925,265       16,487,042
                                                    -----------      -----------
                                                    $44,910,630      $44,782,154
                                                    ===========      ===========

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

6.       DEBT

         Short-term bank borrowings consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2003              2002
                                                   -----------       -----------
Import trade bills payable .................       $ 4,391,683       $ 5,686,327
Bank direct acceptances ....................         4,416,985        11,272,375
Other Hong Kong credit facilities ..........        22,722,636         6,206,103
Other Mexican credit facilities ............         2,898,752         4,968,309
Uncleared checks ...........................         6,652,561         1,193,810
                                                   -----------       -----------
                                                   $41,082,617       $29,326,924
                                                   ===========       ===========

         Long-term obligations consist of the following:

                                             SEPTEMBER 30,          DECEMBER 31,
                                                 2003                   2002
                                             ------------          ------------
Vendor financing ...................         $  4,638,705          $  7,257,683
Equipment financing ................            5,839,751             9,682,290
Debt facility ......................           49,213,184            58,193,505
Other debt .........................            2,477,000             2,477,000
                                             ------------          ------------
                                               62,168,640            77,610,478
Less current portion ...............          (17,635,661)          (21,706,502)
                                             ------------          ------------
                                             $ 44,532,979          $ 55,903,976
                                             ============          ============

IMPORT TRADE BILLS PAYABLE AND BANK DIRECT ACCEPTANCES

         On June 13, 2002, the Company entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, the Company may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of the Company's subsidiaries in Hong Kong, as well as the Company's permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group, Fashion Resource (TCL) Inc., and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), a new holding company the Company formed during 2002, Mr. Gerard Guez (the Company's Chairman) also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including aggregate net worth, fixed charge ratio, and leverage ratio. All the covenants for 2003 have been re-set in line with those of our Debt Facility (see Debt facility below). In June 2003, a temporary additional line of credit consisting of $3 million of cash advances and $12 million of letters of credit was made available to the Company against a restricted deposit of $2 million in cash and the deposit of $15 million in value of export letters of credit. This temporary facility expired on September 1, 2003 while the expiry date of the main credit line of $25 million has been extended to December 1, 2003. In October 2003, the Company and UPS established new financial covenants for the period ended September 30, 2003 and for the remainder of the fiscal year based on the Company's projections. Tangible Net Worth, Fixed Charge Ratio and Leverage Ratio were fixed at $65 million, 0.75 to 1 and 3 to 1 respectively for the third quarter and $65 million, 0.74 to 1 and 2.55 to 1 respectively for the fourth quarter of 2003. As of September 30, 2003, $27.8 million was outstanding under this facility of which $14.9 million was letters of credit. As of September 30, 2003, the Company was in compliance with these covenants.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to the Company's subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of the Company's office property owned by Gerard Guez and Todd Kay and the Company's guarantee. The facility was increased to HKD 23 million (equivalent to US $3.0 million) in August 2003. As of September 30, 2003, $2.0 million was outstanding under this facility.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

OTHER MEXICAN CREDIT FACILITIES

         As of September 30, 2003, Tarrant Mexico, Famian division had paid down all advances from Banco Bilbao Vizcaya. This subsidiary also had a credit facility of $10 million with Banco Nacional de Comercio Exterior SNC, based on purchase orders and restricted by certain covenants. After the merger of Grupo Famian into Tarrant Mexico, Banco Nacional de Comercio Exterior SNC agreed that Tarrant Mexico will repay the outstanding amount by making payments of $523,000 per month commencing on March 26, 2003. The repayment schedule was revised to $250,000 per month in September 2003. As of September 30, 2003, $2.9 million was outstanding under this facility.

VENDOR FINANCING

         During 2000, the Company financed equipment purchases for a new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments, which commenced in February 2000. Of this amount, $4.6 million was outstanding as of September 30, 2003. Of the $4.6 million, $3.0 million is denominated in Euros and the remainder is payable in U.S. dollars. The Company is subject to foreign exchange risk resulting from the fluctuation of the Euro. An unrealized loss of $173,000 and $839,000 was recorded for the nine months ended September 30, 2003 and 2002, respectively, related to this fluctuation and is recorded in other income in the accompanying financial statements.

         From time to time, the Company opens letters of credit under an uncommitted credit arrangement with Aurora Capital Associates, which issues these credits through Israeli Discount Bank. As of September 30, 2003, $6.0 million was open in letters of credit under this arrangement.

EQUIPMENT FINANCING

         The Company has two equipment loans with the initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of America Leasing ("BOA"), respectively. The loans are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of September 30, 2003 were $4.3 million due to GE Capital and $1.3 million due to BOA. Interest accrues at a rate of 2.5% over LIBOR. The loan from GE Capital will mature in 2005, and the loan from BOA will mature in 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. As additional collateral to secure repayment of amounts outstanding under the GE Capital facilities, Gerard Guez and Todd Kay agreed to provide GE Capital a second lien on the Company's headquarters, which is owned by Messrs. Guez and Kay. The second lien on the Company's headquarters will be released upon the Company returning to profitability in the third and fourth quarters of 2003. As of September 30, 2003, the Company was in compliance with these covenants. The BOA facility is subject to certain financial benchmarks on debt service coverage and a leverage ratio. In October 2003, the Company paid off the BOA facility in its entirety.

         The Debt Facility with GMAC Commercial Credit, LLC ("GMAC") (described below) and the credit facilities with GE Capital, UPS and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

DEBT FACILITY

         On January 21, 2000, the Company entered into a revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by receivables, intangibles, inventory and various other specified non-equipment assets of the Company. In addition, the facility is subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio and prohibits the payment of dividends. On March 2, 2001, the Company entered into an amendment of our Debt Facility with GMAC, who solely assumed the facility in 2000. This amendment reduced the $105 million facility to $90 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. In

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

October 2003, the Company and GMAC established new financial covenants for the period ended September 30, 2003 and for the remainder of fiscal 2003 based on the Company's projections. Tangible Net Worth, Fixed Charge Ratio and Leverage Ratio were fixed at $65 million, 0.75 to 1 and 3 to 1 respectively for the third quarter and $65 million, 0.74 to 1 and 2.55 to 1 respectively for the fourth quarter of 2003. A total of $49.2 million was outstanding under the Debt Facility at September 30, 2003. As of September 30, 2003, the Company was in compliance with these covenants.

GUARANTEES

         Guarantees  have  been  issued  since  2001 in favor of YKK,  Universal
Fasteners and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on behalf of the Company.

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

         The Company has ceased directly operating a substantial majority of its equipment and fixed assets in Mexico, and started leasing a large portion of its manufacturing facilities and operations in Mexico to a related third party effective September 1, 2003. The Company has made an interim review of all of its goodwill and intangible assets and has decided to write off all goodwill and intangible assets affected by the Company's strategic changes in Mexico. These include $9.1 million and $2.7 million directly relating to Tarrant Mexico - Famian and Ajalpan divisions, respectively, and another $7.5 million relating to the acquisition of Rocky Apparel LLC ("Rocky"). It is very unlikely that Tommy Hilfiger, whose business the Company acquired in the Rocky acquisition, will continue to purchase merchandise from UAV following implementation of the restructuring in Mexico. The Company also has written off goodwill relating to the acquisition of JDI due to current litigation with the minority shareholder (see Part II-Legal Proceedings).

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The following table displays the change in the gross carrying amount of goodwill by business units for the nine months ended September 30, 2003:


                                                     Tarrant      Tarrant        Tag Mex     Tag Mex Inc.
                                                     Mexico -     Mexico -     Inc.- Rocky   - Chazzz &
                         Total        Jane Doe       Ajalpan       Famian        Division    MGI Division
                       -----------   -----------   -----------   -----------   -----------   -----------
Balance as of
  December 31, 2002    $28,064,019   $   150,338   $ 2,739,378   $ 9,069,923   $ 7,521,536   $ 8,582,844
Impairment Losses ..    19,504,521       150,338     2,739,378     9,093,269     7,521,536             0
Effect of changes in
  foreign currency .        23,346             0             0        23,346             0             0
                       -----------   -----------   -----------   -----------   -----------   -----------
Balance as of
  September 30, 2003   $ 8,582,844   $         0   $         0   $         0   $         0   $ 8,582,844
                       ===========   ===========   ===========   ===========   ===========   ===========

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that guarantees issued after December 31, 2002 are recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. Adoption of FIN 45 did not have a material impact on the Company's financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 as of January 1, 2003.

         In  May  2003,  the  FASB  issued   Statement  No.  150  ("SFAS  150"),
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 as of July 1, 2003 did not have a material impact on the Company's consolidated financial condition or results of operations.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company evaluated the effect of the adoption of EITF Issue No. 00-21, and determined that it does not have a material impact on the Company's consolidated financial position or results of operations.

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

         The Internal Revenue Service ("IRS") currently is examining the Company's federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed significant adjustments to increase taxable income for the six years under examination. The Company believes it has meritorious defenses to these proposed adjustments and is vigorously defending these adjustments. The Company does not believe that the adjustments, if any, arising from the IRS examination will result in an additional income tax liability beyond what is recorded in the accompanying balance sheet.

11.      EARNINGS (LOSS) PER SHARE AND EQUITY

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:


                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                  ---------------------------   ----------------------------
                                      2003           2002           2003            2002
                                  ------------   ------------   ------------    ------------
Basic EPS Computation:
Numerator .....................   $    138,847   $  1,126,763   $(36,311,276)   $ (4,168,396)
Denominator:

Weighted average common shares
outstanding ...................     18,765,425     15,836,049     17,144,611      15,833,390
                                  ------------   ------------   ------------    ------------

Total shares ..................     18,765,425     15,836,049     17,144,611      15,833,390
                                  ------------   ------------   ------------    ------------

Basic EPS .....................   $       0.01   $       0.07   $      (2.12)   $      (0.26)
                                  ============   ============   ============    ============

Diluted EPS Computation:
Numerator .....................   $    138,847   $  1,126,763   $(36,311,276)   $ (4,168,396)
Denominator:

Weighted average common shares
outstanding ...................      18,765,42     15,836,049     17,144,611      15,833,390
Incremental shares from assumed
exercise of options ...........          2,276         94,920           --              --
                                  ------------   ------------   ------------    ------------

Total shares ..................     18,767,701     15,930,969     17,144,611      15,833,390
                                  ------------   ------------   ------------    ------------

Diluted EPS ...................   $       0.01   $       0.07   $      (2.12)   $      (0.26)
                                  ============   ============   ============    ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Net loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." All options have been excluded from the computation in the nine months ended September 30, 2003 and 2002 as the impact would be anti-dilutive.

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

12.      RELATED PARTY TRANSACTIONS

         On October 16, 2003, the Company leased to affiliates of Mr. Kamel Nacif, a substantial portion of the Company's manufacturing facilities and operations in Mexico including real estate and equipment. The Company leased its twill mill in Tlaxcala, Mexico, and its sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif is a significant stockholder of the Company. In connection with this transaction, the Company also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of the Company's remaining facilities in Mexico. The term of the management services agreement is also for a period of 6 years. The Company has agreed to purchase annually, 6 million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at negotiated market price (See Note 13).

         Since June 2003, United Apparel Venture LLC has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the nine months period ended September 30, 2003, total sales to Seven Licensing was $8.4 million and $2.5 million was open as trade receivable as of September 30, 2003.

         On December 31, 2002, the Company's wholly owned subsidiaries, Tarrant Mexico and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg
Sarl), acquired a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located. Pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, Tarrant Mexico purchased from Trans Textil International, S.A. de C.V. ("Trans Textil") all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides (the "Inmobiliaria Shareholders") all the issued and outstanding capital stock of Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), which owns the buildings and real estate. The purchase price for the machinery and equipment was paid by cancellation of $42 million in indebtedness owed by Trans Textil to Tarrant Mexico. The purchase price for the Inmobiliaria shares consisted of a nominal cash payment to the Inmobiliaria Shareholders of $500, and subsequent repayment by the Company and its affiliates of approximately $34.7 million in indebtedness of Inmobiliaria to Kamel Nacif Borge, his daughter Rosa Lisette Nacif Benavides, and certain of their affiliates, which payment was made by: (i) delivery to Rosa Lisette Nacif Benavides of one hundred thousand shares of the Company's newly created, non-voting Series A Preferred Stock, which shares became convertible into three million shares of common stock following approval by the Company's common stockholders of the conversion; (ii) delivery to Rosa Lisette Nacif Benavides of an ownership interest representing twenty-five percent of the voting power of and profit participation in Tarrant Mexico; and (iii) cancellation of approximately $14.9 million of indebtedness of Mr. Nacif and his affiliates. The Series A Preferred Stock was converted into 3,000,000 shares of Common Stock following approval of the conversion by the Company's shareholders at the annual shareholders' meeting held on May 28, 2003.

         Trans Textil, an entity controlled by Mr. Nacif and his family members, was initially commissioned by the Company to construct and develop the plant in December 1998. Subsequent to completion, Trans Textil purchased and/or leased the plant's manufacturing equipment from the Company and entered into a production agreement that gave the Company the first right to all

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

production capacity of the plant. This production agreement included the option for the Company to purchase the facility and discontinue the production agreement with Trans Textil through September 30, 2002. The Company exercised the option and acquired the plant as described above.

13.      SUBSEQUENT EVENTS

         On October 16, 2003, the Company leased to affiliates of Mr. Kamel Nacif a substantial portion of the Company's manufacturing facilities and operations in Mexico including real estate and equipment. The Company leased its twill mill in Tlaxcala, Mexico, and its sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. The assets subject to this lease have a net book value of approximately $96 million as of September 30, 2003. Mr. Nacif is a significant stockholder of the Company.

         In connection with this transaction, the Company also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico. The term of the management services agreement is also for a period of 6 years. The Company has agreed to purchase annually, 6 million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at negotiated market price.

         In October 2003, the Company sold an aggregate of 881,732 shares of the Series A Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31.1 million after payment of commissions and expenses. These preferred shares will be convertible into an aggregate of 8,817,320 shares of common stock if the conversion is approved by the Company's shareholders at a special meeting scheduled for December 4, 2003. Messrs. Gerard Guez, Todd Kay and Kamel Nacif have already signed voting agreements in favor of the conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a leading provider of private label casual apparel, serving specialty retail, mass merchandise and department store chains and major international brands located primarily in the United States by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual, moderately-priced apparel for women, men and children. Our major customers include specialty retailers, such as Express, a division of The Limited, as well as Chicos, Lane Bryant, Lerner New York, Abercrombie & Fitch, J.C. Penney, K-Mart, Kohl's, Mervyns, Sears and Wal-Mart. We have recently launched a private brands initiative which is the distribution of one of our brands exclusively with one retail company such as "No Jeans" with Wet Seal, and "American Rag, Cie" with Federated. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

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

         In August 2003, we determined to abandon our strategy of being both a trading and manufacturing company, and commencing September 1, 2003, we ceased directly operating a substantial majority of our equipment and fixed assets in Mexico by leasing and outsourcing the management of a substantial majority of our Mexican operations to affiliates of Mr. Kamel Nacif. We made our determination based on many factors, including the following:

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

         In October 2003, we sold an aggregate of 881,732 shares of the Series A Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31.1 million, after payment of commissions and expenses. Of these proceeds, at October 31, 2003, we had used approximately $25.5 million to pay current liabilities, and we presently intend to use the balance for general working capital purposes. The preferred stock will be convertible into an aggregate of 8,817,320 shares of common stock if the conversion is approved by our shareholders at a special meeting scheduled for December 4, 2003.

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

         As of September 30, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $5.2 million, compared to $4.5 million at September 30, 2002.

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

         We utilized the discounted cash flow methodology to estimate fair value. At September 30, 2003, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $142.1 million, as compared to a goodwill balance of $28.1 million and a net property and equipment balance of $160.0 million at December 31, 2002. Our goodwill balance reflects the write off of $19.5 million of goodwill as discussed in Note 8 to our consolidated financial statements.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                        2003      2002      2003      2002
                                       -----     -----     -----     -----

Net sales ........................     100.0%    100.0%    100.0%    100.0%
Cost of sales ....................      88.1      84.9      92.2      85.5
                                       -----     -----     -----     -----
Gross profit .....................      11.9      15.1       7.8      14.5
Selling and distribution expenses        3.0       3.1       3.4       3.1
General and administration
   expenses ......................       7.4       8.2       9.1       8.4
Impairment of assets .............        --        --       8.8        --
                                       -----     -----     -----     -----
Income (loss) from operations ....       1.5       3.8     (13.5)      3.0
Interest expense .................      (1.6)     (1.4)     (1.7)     (1.6)
Interest income ..................       0.0       0.0       0.1       0.0
Other income .....................       1.1       1.1       0.6       0.8
Other expense ....................      (0.7)     (0.7)     (0.5)     (0.6)
Minority interest ................       0.3      (0.8)      1.5      (1.0)
                                       -----     -----     -----     -----
Income (loss) before taxes and
   cumulative effect of accounting
   change ........................       0.6       2.0     (13.5)      0.6
Income taxes .....................       0.5       0.8       0.8       0.3
                                       -----     -----     -----     -----

Net income (loss) before
   cumulative effect of accounting
   change ........................       0.1%      1.2%    (14.3)%     0.3%
                                       =====     =====     =====     =====
Cumulative effect of accounting ..        --        --        --      (1.9)
change net of tax benefit
                                       =====     =====     =====     =====
Net income (loss) ................       0.1%      1.2%    (14.3)%    (1.6)%
                                       =====     =====     =====     =====


THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

         Net sales increased by $2.1 million, or 2.3%, to $96.4 million in the third quarter of 2003 from $94.3 million in the third quarter of 2002. The increase in net sales included new business of $12.6 million from our private brands business, and an increase of $2.9 million to Abercrombie & Fitch and Hollister, which increases were offset by decreases in net sales of $13.2 million to Tommy Hilfiger.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit decreased by $2.7 million, or 19.1%, to $11.5 million, or 11.9% of net sales in the third quarter of 2003 from $14.2 million, or 15.1% of net sales in the third quarter of 2002. The decrease in average gross profit as a percentage of net sales occurred after approximately $1.0 million of severance payments to Mexican employees as part of cost of goods sold and the negative impact of $9.1 million of closeouts and fabric sales at low or negative margins, both of which occurred due to the restructuring of our manufacturing operations in Mexico during the third quarter of 2003.

         Selling and distribution expenses remained flat at $2.9 million in the third quarter of 2003 and in the third quarter of 2002. As a percentage of net sales, these expenses decreased slightly to 3.0% in the third quarter of 2003 from 3.1% in the third quarter of 2002.

         General and administrative expenses decreased by $506,000, or 6.6%, to $7.2 million in the third quarter of 2003 from $7.7 million in the third quarter of 2002. As a percentage of net sales, these expenses decreased to 7.4% in the third quarter of 2003 from 8.2% in the third quarter of 2002. The decrease in such expenses is primarily due to a reduction of reserve for accounts receivable of $332,000 in the third quarter of 2003 compared to an increase of such reserve of $362,000 in the third quarter of 2002.

         Operating income in the third quarter of 2003 was $1.4 million, or 1.5% of net sales, compared to operating income of $3.6 million, or 3.8% of net sales, in the comparable period of 2002, because of the factors discussed above.

         Interest expense increased by $216,000, or 15.7%, to $1.6 million in the third quarter of 2003 from $1.4 million in the third quarter of 2002. As a percentage of net sales, these expenses increased to 1.6% in the third quarter of 2003 from 1.4% in the third quarter of 2002. Other income was $1.1 million in the third quarter of 2003, compared to $1.0 million in the third quarter of 2002. This income consisted mainly of lease income of $917,000 in the third quarter of 2003 versus a realized exchange gain relating to Euro denominated debts of $457,000 and a $301,000 settlement gain from litigation with Fortis Bank and NCM in the third quarter of 2002. Other expense was $707,000 in the third quarter of 2003 compared to $755,000 in the third quarter of 2002. This expense consisted mainly of loss incurred from disposal of fixed assets of $680,000 and royalty expense of $127,000 in third quarter of 2003 compared to an unrealized exchange loss of $456,000 and royalty expense of $202,000 in the third quarter of 2002.

         Net income from minority interest in the third quarter of 2003 was $283,000 representing $518,000 profit shared by the 49.9% minority partner in the UAV joint venture, offset by $801,000 attributed to the minority shareholder in Tarrant Mexico for his 25% share in operating losses. In the third quarter of 2002, minority interest expense was $741,000 made up of profit shared by the minority partner in the UAV joint venture.

FIRST NINE MONTHS OF 2003 COMPARED TO FIRST NINE MONTHS OF 2002

         Net sales decreased by $1.4 million, or 0.6%, to $253.4 million in the first nine months of 2003 from $254.8 million in the first nine months of 2002. The decrease in net sales included a decrease of $20.0 million to Lane Bryant / Charming Shoppes, and $18.0 million to Tommy Hilfiger, which decreases were offset by increase in sales included new business of $14.5 million from our private brands business, an increase of $5.0 million to Federated Stores, $2.5 million to Levis and $6.8 million to Abercrombie & Fitch and Hollister.

         Gross profit decreased by $17.2 million, or 46.4%, to $19.9 million, or 7.8% of net sales in the first nine months of 2003 from $37.1 million, or 14.5% of net sales in the first nine months of 2002. The decrease in gross profit was due primarily to a special inventory write-down of $11 million in the second quarter of 2003. Before this inventory write-down, gross profit decreased by $6.2 million, or 16.7%, to $30.9 million, or 12.2% of net sales for the first nine months of 2003. This decrease was caused primarily by low capacity utilizations at the Mexican plants and the negative impact of closeouts and fabric sales at low or negative margins.

         Selling and distribution expenses increased by $750,000, or 9.4%, to $8.7 million in the first nine months of 2003 from $8.0 million in the first nine months of 2002. As a percentage of net sales, these expenses increased from 3.1% for the first nine months of 2002 to 3.4% for the first nine months of 2003.

         General and administrative expenses increased by $1.6 million, or 7.4%, to $23.1 million in the first nine months of 2003 from $21.5 million in the first nine months of 2002. As a percentage of net sales, these expenses increased to 9.1% in the first nine months of 2003 from 8.4% in the first nine months of 2002. The increase in such expenses is primarily due to an increase of reserves for accounts receivable to $1.3 million in the first nine months of 2003 compared to $936,000 in the first nine months of 2002, and the addition of $925,000 of additional payroll, pre-production, legal and accounting expenses related to the launch of our private brand strategy in the first nine months of 2003.

         Impairment of assets expense was $22.3 million in the first nine months of 2003, compared to no expense in the first nine months of 2002. This expense is primarily due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 8 to our consolidated financial statements.

         Operating loss for the first nine months of 2003 was $34.2 million, or (13.5)% of net sales, compared to operating income of $7.6 million, or 3.0% of net sales, in the comparable prior period of 2002 as a result of the factors discussed above.

         Interest expense increased by $558,000, or 14.1%, to $4.5 million in the first nine months of 2003 from $4.0 million in the first nine months of 2002. The increase was due to increased interest margin paid to certain of our lenders. As a percentage of net sales, these expenses increased from 1.6% in the first nine months of 2002 to 1.7% for the same period in 2003. Interest income was $263,000 in the first nine months of 2003, compared to $230,000 in the first nine months of 2002. Other income was $1.6 million in the first nine months of 2003, compared to $1.9 million in the first nine months of 2002. This income consisted mainly of lease income of $917,000 and a realized exchange gain relating to Euro denominated debts of $124,000 in the first nine months of 2003 versus a realized exchange gains relating to Euro denominated debts of $907,000 and a $301,000 settlement gain from the litigation with Fortis Bank and NCM in the first nine months of 2002. Other expense was $1.2 million in the first nine months of 2003, compared to $1.6 million in the first nine months of 2002. This expense consisted mainly of loss incurred from disposal of fixed assets for $687,000 and royalty expense of $196,000 in the first nine months of 2003 compared to an unrealized exchange loss of $839,000 and royalty expense of $534,000 in the first nine months of 2002.

         Net income from minority interest in the first nine months of 2003 was $3.8 million representing $2.6 million of profit shared by the 49.9% minority partner in the UAV joint venture, offset by $2.0 million attributed to the minority shareholder in Tarrant Mexico for his 25% share in the loss and $4.4 million for his share in the special write-down on goodwill and inventory owned by Tarrant Mexico. In the first nine months of 2002, minority interest expense was $2.6 million made up of profit shared by the minority partner in the UAV joint venture.

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

         Following is a summary of our contractual obligations and commercial commitments available to us as of September 30, 2003 (in millions):

CONTRACTUAL OBLIGATIONS                       PAYMENTS DUE BY PERIOD
--------------------------------  ----------------------------------------------
                                             LESS     BETWEEN   BETWEEN   AFTER
                                             THAN       2-3       4-5       5
                                   TOTAL    1 YEAR     YEARS 4-  YEARS     YEARS
                                  ------    ------    ------    ------    ------
Long-term debt .................  $ 62.2    $ 17.7    $ 44.5    $  0      $  0
Operating leases ...............    10.4       2.3       2.6       2.6       2.9
                                  ------    ------    ------    ------    ------
Total contractual cash
  obligations ..................  $ 72.6    $ 20.0    $ 47.1    $  2.6    $  2.9
                                  ======    ======    ======    ======    ======

         Guarantees  have  been  issued  since  2001 in favor of YKK,  Universal
Fasteners and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on behalf of the Company.

                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    --------------------------------------------
                           TOTAL
COMMERCIAL COMMITMENTS    AMOUNTS
AVAILABLE TO US AS OF    COMMITTED  LESS THAN    BETWEEN     BETWEEN      AFTER
SEPTEMBER 30, 2003         TO US     1 YEAR     2-3 YEARS   4- 5 YEARS   5 YEARS
-----------------------   -------   --------    ---------   ----------   -------

Lines of credit........   $ 125.0   $   42.0    $   83.0     $    --     $   --

Letters of credit
  (within lines of
  credit)..............   $  27.9   $   27.9    $     --     $    --     $   --
Total commercial
  commitments..........   $ 125.0   $   42.0    $   83.0     $    --     $   --

         During the first nine months of 2003, net cash provided by operating activities was $5.2 million, as compared to $7.5 million for the same period in 2002. Net cash inflow from operating activities in 2003 was caused by the operating loss of $36.3 million offset by depreciation and amortization of $11.9 million, asset impairment of $22.3 million and inventory write-down of $11.0 million. In addition, increases of $6.2 million in accounts receivable and $11.1 million in inventory were offset by increases of $17.5 million in accounts payable and $3.0 million in accrued expenses and income tax payable.

         During the first nine months of 2003, net cash used in investing activities was $1.3 million, as compared to $2.7 million for the same period in 2002. Cash used in investing activities in 2003 included approximately $1.8 million of increase in other assets and $759,000 of repayments of advances from shareholders/officers.

         During the first nine months of 2003, net cash used in financing activities was $4.4 million, as compared to $4.3 million for the same period in 2002. Cash provided by financing activities in 2003 included $11.8 million of short-term bank borrowings and $193.8 million of proceeds from long-term obligations, offset by cash used of $209.4 million of payments of long-term obligations and bank borrowings.

         As of September 30, 2003, Tarrant Mexico, Famian division had paid down all advances from Banco Bilbao Vizcaya. This subsidiary also had a credit facility of $10 million with Banco Nacional de Comercio Exterior SNC, based on purchase orders and restricted by certain covenants. After the merger of Grupo Famian into Tarrant Mexico, Banco Nacional de Comercio Exterior SNC has agreed that Tarrant Mexico will repay the outstanding amount by making payments of $523,000 per month commencing on March 26, 2003. The repayment schedule was revised to $250,000 per month in September 2003. As of September 30, 2003, $2.9 million was outstanding under this facility.

         We have two equipment loans with the initial borrowings of $16.25 million and $5.2 million from GE Capital Leasing ("GE Capital") and Bank of
America Leasing ("BOA"), respectively. The loans are secured by equipment located in Puebla and Tlaxcala, Mexico. The amounts outstanding as of September 30, 2003 were $4.3 million due to GE Capital and $1.3 million due to BOA. Interest accrues at a rate of 2.5% over LIBOR. The loan from GE Capital will mature in 2005, and the loan from BOA will mature in 2004. The GE Capital facilities are subject to covenants on Tangible Net Worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. As additional collateral to secure repayment of amounts outstanding under the GE Capital facilities, Gerard Guez and Todd Kay agreed to provide GE Capital with a second lien on the Company's headquarters, which is owned by Messrs. Guez and Kay. The second lien on the Company's headquarters will be released upon Company returning to profitability in the third and fourth quarter of 2003. The BOA facility is subject to certain financial benchmarks on debt service coverage and a leverage ratio. In October 2003, the Company paid off the BOA facility in its entirety.

         On January 21, 2000, we entered into a revolving credit, factoring and security agreement (the "Debt Facility") with a syndicate of lending institutions. The Debt Facility initially provided a revolving facility of $105 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined). The Debt Facility is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. In addition, the facility is subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio and prohibits the payment of dividends. On March 2, 2001, we entered into an amendment of our Debt Facility with GMAC Commercial Credit, LLC, who solely assumed the facility in 2000. This amendment reduced the $105 million facility to $90 million. The over-advance line of $25 million was converted to a term facility to be repaid by monthly installments of $500,000 before August 2001 and $687,500 thereafter. In October 2003, we established new financial covenants with GMAC for the period ended September 30,2003 and the remainder of fiscal 2003 based on our projections. Tangible Net Worth, Fixed Charge Ratio and Leverage Ratio were fixed at $65 million, 0.75 to 1 and 3 to 1 respectively for the third quarter and $65 million, 0.74 to 1 and 2.55 to 1 respectively for the fourth quarter of 2003. A total of $49.2 million was outstanding under the Debt Facility at September 30, 2003.

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group, Fashion Resource (TCL) Inc., and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), a new holding company we formed during 2002, Mr. Gerard Guez (our Chairman) also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility is also subject to certain restrictive covenants, including aggregate net worth, fixed charge ratio, and leverage ratio. All the covenants for 2003 have been re-set in line with those of our Debt Facility (see Debt facility below). In June 2003, a temporary additional line of credit consisting of $3 million cash advances and $12 million letters of credit was made available to us against a restricted deposit $2 million plus the deposit of $15 million worth of export letters of credit. This temporary facility expired on September 1, 2003 while the expiry date of the main credit line of $25 million has been extended to December 1, 2003. In October 2003, UPS and we established new financial covenants for the period ended September 30, 2003 and the remainder of the fiscal year based on our projections. Tangible Net Worth, Fixed Charge Ratio and Leverage Ratio were fixed at $65 million, 0.75 to 1 and 3 to 1 respectively for the third quarter and $65 million, 0.74 to 1 and 2.55 to 1 respectively for the fourth quarter of 2003. As of September 30, 2003, $27.8 million was outstanding under this facility of which $14.9 million was letters of credit.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez and Todd Kay and the Company's guarantee. The facility was increased to HKD 23 million (equivalent to US $3.0 million) in August 2003. As of September 30, 2003, $2.0 million was outstanding under this facility.

         The Debt Facility with GMAC and the credit facilities with UPS, GE Capital and BOA all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         During 2000, we financed equipment purchases for the new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $4.6 million was outstanding as of September 30, 2003. Of the $4.6 million, $3.0 million is denominated in the Euro. The remainder is payable in U.S. dollars. We are subject to foreign exchange risk on this Euro exposure.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of September 30, 2003, $6.0 million in letters of credit were open under this arrangement.

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

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in the third quarter of 2003 was $384,000. The greatest outstanding balance of such advances to Mr. Guez during the third quarter of 2003 was approximately $4,856,000. As of September 30, 2003, we were indebted to Mr. Kay and Mr. Nacif in the amount of $366,000 and $5.6 million, respectively. Mr. Guez had an outstanding advance from us in the amount of $4,843,000 as of September 30, 2003. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         The Internal Revenue Service ("IRS") currently is examining our federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed significant adjustments to increase taxable income for the six years under examination. We believe that we have meritorious defenses to these proposed adjustments and are vigorously defending these adjustments. We do not believe that the adjustments, if any, arising from the IRS examination will result in an additional income tax liability beyond what is recorded in the accompanying balance sheet.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Gerard Guez, our Chairman and Chief Executive Officer, and Todd Kay, Vice Chairman of our Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $997,000 in the nine months period ended September 30, 2003, for rent for office and warehouse facilities.

         On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif is a significant stockholder of the Company. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico. The term of the management services agreement is also for a period of 6 years. We have agreed to purchase annually, 6 million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at negotiated market price.

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in the third quarter of 2003 was $384,000. The greatest outstanding balance of such advances to Mr. Guez during the third quarter of 2003 was approximately $4,856,000. As of September 30, 2003, we were indebted to Mr. Kay and Mr. Nacif in the amount of $366,000 and $5.6 million, respectively. Mr. Guez had an outstanding advance from us in the amount of $4,843,000 as of September 30, 2003. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         Since June 2003, United Apparel Venture LLC has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the nine months period ended September 30, 2003, total sales was $8.4 million and $2.5 million was open as trade receivable as of September 30, 2003.

         On December 31, 2002, our wholly owned subsidiaries, Tarrant Mexico and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), acquired a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located. Pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, Tarrant Mexico purchased from Trans Textil International, S.A. de C.V. ("Trans Textil") all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides (the "Inmobiliaria Shareholders") all the issued and outstanding capital stock of Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), which owns the buildings and real estate. The purchase price for the machinery and equipment was paid by cancellation of $42 million in indebtedness owed by Trans Textil to Tarrant Mexico. The purchase price for the Inmobiliaria shares consisted of a nominal cash payment to the Inmobiliaria Shareholders of $500, and subsequent repayment by us and our affiliates of approximately $34.7 million in indebtedness of Inmobiliaria to Kamel Nacif Borge, his daughter Rosa Lisette Nacif Benavides, and certain of their affiliates, which payment was made by: (i) delivery to Rosa Lisette Nacif Benavides of one hundred thousand shares of our newly created, non-voting Series A Preferred Stock, which shares became convertible into three million shares of common stock following approval by our common stockholders of the conversion; (ii) delivery to Rosa Lisette Nacif Benavides of an ownership interest representing twenty-five percent of the voting power of and profit participation in Tarrant Mexico; and
(iii) cancellation of approximately $14.9 million of indebtedness of Mr. Nacif and his affiliates. The Series A Preferred Stock was converted into 3,000,000 shares of Common Stock following approval of the conversion by our shareholders at the annual shareholders' meeting held on May 28, 2003.

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

         In 1998, a California limited liability company owned by Messrs. Guez and Kay purchased 2,390,000 shares of the Common Stock of Tag-It Pacific, Inc. (or approximately 37% of such Common Stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $14.3 million of trim inventory from Tag-It during the nine months ended September 30, 2003. We also sold Tag-It $1.6 million from our trim inventory during the nine months ended September 30, 2003. From time to time, we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf.

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

         Affiliated stores owned by The Limited (including Limited Stores and Express) accounted for approximately 13.5% and 10.2% of our net sales for the first nine months of 2003 and 2002, respectively. Lane Bryant accounted for

12.2% and 20.0% of our net sales for the first nine months of 2003 and 2002, respectively. Lerner New York accounted for 7.2% and 10.7% of our net sales for the first nine months of 2003 and 2002, respectively. Kohl accounted for 6.1% and 5.4% of our net sales for the first nine months of 2003 and 2002, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

         While we have long-standing customer relationships, we do not have long-term contracts with any of them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

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

FAILURE TO MANAGE OUR RESTRUCTURING IN MEXICO COULD IMPAIR OUR BUSINESS.

         We have determined to cease directly operating a substantial majority of our equipment and fixed assets in Mexico, and to lease a large portion of our facilities and operations in Mexico to a third party, which we consummated effective September 1, 2003. As a consequence, we will return to being primarily a trading company, relying on third party manufacturers to produce the merchandise we sell to our customers. We face many challenges related to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico. Any failure on our part to successfully manage these challenges may result in loss of customers and sales, which would have an adverse impact on operations. The challenges we face include:

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 97% of our products were imported from outside the U.S. in the third quarter of 2003, and most of our fixed assets are located in Mexico. We are subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

WE CANNOT GUARANTEE THAT OUR FUTURE ACQUISITIONS WILL BE SUCCESSFUL.

         In the future, we may seek to continue our growth through acquisition. We compete for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than us. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations. These acquisitions and investments may also require a significant allocation of resources, which will reduce our ability to focus on the other portions of our business.

RISKS ASSOCIATED WITH OUR INDUSTRY

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

RISKS RELATED TO OUR COMMON STOCK

OUR MANAGEMENT OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS.

         Our executive officers and directors beneficially own 50.7% of our outstanding common stock, based upon the beneficial ownership of our common stock as of October 31, 2003. Accordingly, these stockholders effectively have the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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


ITEM 4.  CONTROLS AND PROCEDURES.

         As of September 30, 2003, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

         On March 10, 2003, we commenced an action  against  Bensimon in the Los
Angeles County Superior Court seeking damages arising out of the express indemnity. The amount of the claim held by us is $2,159,387.17, which is approximately the same amount of the total award made by the arbitration panel in favor of Bensimon. We sought the appointment of a referee by the Court in accordance with the terms of the Asset Purchase Agreement. The Court denied this motion but reserved judgment as to whether the prior arbitration proceedings previously adjudicated the issue of Bensimon's liability under his express indemnity. Bensimon filed a request with the Court for a ruling that any such indemnity claims were heard and determined previously by the arbitration panel. On September 22, 2003, the Court denied Bensimon's request and ruled that these indemnification claims were not adjudicated as part of the prior arbitration proceeding. Bensimon requested the Court to reconsider its ruling. This request was again denied on October 29, 2003. We intend to vigorously prosecute these indemnification claims.

         At the outset of the dispute, we tendered the claim by Bensimon to our insurance carrier, which accepted the tender with a reservation of rights as to whether coverage existed for the claim. The carrier observed the arbitration process and hearing. After the interim award was made, the insurance carrier denied coverage. After the final award by the arbitration panel, we made demand on the insurance carrier, which was denied. We then commenced suit against the insurance carrier in the Los Angeles County Superior Court for breach of contract and related claims arising out of its denial of coverage for the costs and fees awarded to Bensimon in the arbitration and these were judicially confirmed in the judgment entered on September 22, 2003. The carrier asked the Court to dismiss this claim, which was denied. In the meantime, we filed a request with the Court for summary judgment on its claims. The insurance company thereafter filed a cross complaint against us based on the provisions of the policy. A court-ordered mediation was held on September 15, 2003 but no settlement was reached as a result. Our request of the Court for summary judgment on its claims was adjourned by the Court from October 7, 2003 to November 4, 2003. The Court also has scheduled a mandatory settlement conference for November 13, 2003. We intend to vigorously pursue these claims against the insurance carrier.

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


ITEM 2.  CHANGES IN SECURITIES.

         In October 2003, we issued and sold 881,732 shares of Series A Preferred Stock (the "Series A Shares"), at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31.1 million, after payment of commissions and expenses. The Series A Shares will be convertible into an aggregate of 8,817,320 shares of common stock if the conversion is approved by our shareholders at a special meeting scheduled for December 4, 2003. Each of the investors represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that the investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.              None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       None.


ITEM 5.  OTHER INFORMATION.             None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

EXHIBIT
NUMBER                                    DESCRIPTION
---------         --------------------------------------------------------------

4.2 Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (1)
10.90.10 Letter Amendment dated August 14, 2003, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.
10.90.11 Letter Amendment dated October 28, 2003, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.
10.107.4 Letter Agreement dated September 1, 2003, among Tarrant Company Limited, Marble Limited, Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.
10.118 Form of Subscription Agreement, by and among the Registrant and the Purchaser to be identified therein. (1)
10.119 Registration Rights Agreement dated October 17, 2003, by and among the Registrant and Sanders Morris Harris Inc. as agent and attorney-in-fact for the Purchasers identified therein.
                  (1)
10.120 Placement Agent Agreement dated October 13, 2003, by and among the Registrant and Sanders Morris Harris Inc. (1)
10.121 Common Stock Purchase Warrant dated October 17, 2003, by and between the Registrant and Sanders Morris Harris Inc. (1)
10.122 Form of Voting Agreement, by and between Sanders Morris Harris Inc. and the Shareholder to be identified therein. (2)
10.123 Lease Agreement, dated as of August 29, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (1)
10.124 Lease Agreement, dated as of August 29, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (1)

EXHIBIT
NUMBER                                    DESCRIPTION
---------         --------------------------------------------------------------

10.125 Purchase Commitment Agreement, dated October 16, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (1)
10.126 Employment Agreement, effective as of September 1, 2003, between the Registrant and Barry Aved.
10.127 Employment Agreement, dated October 24, 2003, between Tarrant Company Limited and Chu Hok Ling, Henry.
31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
----------

(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 16, 2003.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 30, 2003 (File No. 333-110090).

         (b)      Reports on Form 8-K.

                  Current Report on Form 8-K, reporting Items 4 and 7, as filed on July 10, 2003.

                  Current Report on Form 8-K, reporting Items 7 and 12, as filed on August 18, 2003.

                  Current Report on Form 8-K, reporting Items 2,5 and 7, as filed on October 27, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TARRANT APPAREL GROUP

Date:    November 14, 2003                 By:       /s/    Patrick Chow
                                                   -----------------------------
                                                            Patrick Chow,
                                                       Chief Financial Officer


Date:    November 14, 2003                 By:        /s/    Gerard Guez
                                                   -----------------------------
                                                             Gerard Guez,
                                                       Chief Executive Officer