Form 10-K
period 2003-12-31
TARRANT APPAREL GROUP
filed 2004-04-08
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003

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

         As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $16,804,979 based upon the closing price of the Common Stock on that date.

         Number of shares of Common Stock of the Registrant outstanding as of March 26, 2004: 28,814,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2003 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Those statements include statements regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, our ability to face stiff competition, profitably manage a sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, general economic conditions, China's entry into World Trade Organization, or "WTO", global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

ITEM 1.  BUSINESS

OVERVIEW

         Tarrant Apparel Group is a leading provider of casual apparel, serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual apparel for women, men and children. Our major customers include specialty retailers, such as Express, a division of The Limited, as well as Lane Bryant, Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyn's and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         In 2001, our net sales decreased by 16.4% to $330 million. In 2002, our net sales increased by 5.2% to $347 million. In 2003, our net sales decreased by 7.8% to $320 million. In 2001 and 2002, we experienced a net loss of $2.9 million and $1.2 million, respectively, before cumulative effect of accounting change due to our adoption of SFAS No. 142, and $2.9 million and $6.1 million, respectively, after the cumulative effect of accounting change. In 2003, we experienced a net loss of $35.9 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

         During 2003, we launched our private brands initiative, where we acquire ownership of or exclusively license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. In the second quarter of 2003, we acquired an equity interest in the owner of the trademark "American Rag CIE," and the operator of American Rag retail stores, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands then entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands designs and manufactures a full collection of American Rag apparel exclusively for sale in Federated stores across the country. Beginning in August 2003, the American Rag collection is available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and

Rich's-Macy's locations. During 2003, we also began selling products under our own brand "No Jeans" exclusively to Wet Seal.

         Commencing September 1, 2003, we ceased directly operating nearly all of our equipment and fixed assets in Mexico by leasing and outsourcing the management of a substantial majority of our Mexican operations to affiliates of Mr. Kamel Nacif, one of our shareholders. See "-- 2003 Restructuring."

         In October 2003, we sold an aggregate of 881,732 shares of the Series A Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31 million, after payment of commissions and expenses. We used the proceeds of this offering to accounts payable and reduce debts. The preferred stock was converted into an aggregate of 8,817,320 shares of common stock following a special meeting of shareholders held on December 4, 2003.

2003 RESTRUCTURING

         At inception, we relied on independent contract manufacturers located primarily in the Far East to produce the merchandise we sold to our customers. Commencing in the third quarter of 1997, and taking advantage of the North American Free Trade Agreement, or "NAFTA", we substantially expanded our use of independent cutting, sewing and finishing contractors in Mexico, primarily for basic garments. Commencing in 1999, and concluding in December 2002 with the purchase of a denim and twill manufacturing plant in Tlaxacala, Mexico, we engaged in an ambitious program to develop a vertically integrated manufacturing operation in Mexico while maintaining our sourcing operation in the Far East. We believed that the dual strategy of maintaining independent contract manufacturers in the Far East and operating manufacturing facilities in Mexico controlled by us could best serve the different needs of our customers and enable us to capitalize on advantages offered by both markets. We believed this diversified approach would help to mitigate the risks of doing business outside of North America, such as transportation delays, economic and political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quota, and other trade restrictions.

         In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and commencing September 1, 2003, we ceased directly operating nearly all of our equipment and fixed assets in Mexico by leasing and outsourcing the management of a substantial majority of our Mexican operations to affiliates of Mr. Kamel Nacif, one of our shareholders. We made our determination based on many factors, including the following:

         o Our vertical integration strategy in Mexico required significant working capital, which required us to significantly increase debt to finance our Mexico operations. Such financing was not available to us on commercially reasonable terms.

         o We faced the challenges of rising overhead costs and the need to take low and sometimes negative margin orders in slow seasons to fill capacity at our facilities, which reduced our overall average gross margin.

         o The elimination of quotas on WTO, member countries by 2005, and the other effects of trade agreements among WTO countries, would soon result in increased competition from developing countries, which historically have lower labor costs, including China and Taiwan, both of which recently became members of the WTO.

         Our withdrawal from our owned and operated facilities in Mexico on September 1, 2003, has reduced our working capital requirements, eliminated the need to accept low or negative margin orders to fill production capacity, and permitted us to source production in the best locations world-wide. We believe that our strong design, merchandising and sourcing capabilities are competitive advantages that will enable us to overcome the desire by some retailers to purchase merchandise directly from the manufacturer. Due to our change of strategy in Mexico, at June 30, 2003, we wrote off approximately $19.5 million in goodwill associated with certain assets we acquired in Mexico, and wrote down $11 million of inventory in Mexico in anticipation of its liquidation at reduced prices. See Note 7 of the "Notes to Consolidated Financial Statements."

BUSINESS STRATEGY

         We believe that the following trends are currently affecting apparel retailing and manufacturing:

         o There is a decline in the dominance of the casual apparel trend and the emergence of more upscale looks, which has put pressure on the moderately priced casual apparel segment.

         o Consolidation among apparel retailers has increased their ability to demand value-added services from apparel manufacturers, including fashion expertise, rapid response, just-in-time delivery, Electronic Data Interchange and favorable pricing.

         o Increased competition among retailers due to consolidation has resulted in an increased demand for private label and private brand apparel, which generally offers retailers higher margins and permits them to differentiate their products.

         o The current fashion cycle requires more design and product development, in addition to quickly responding to emerging trends. Apparel manufacturers that offer these capabilities are in demand.

         We believe that we have the capabilities to take advantage of these trends and remain a principal value-added supplier of casual, moderately priced apparel as well as increase our share of the more upscaled market segment due to the following:

         DESIGN EXPERTISE. As one of the very few sourcing companies with our own design team, we believe that we have established a reputation with our customers as a fashion resource and manufacturer that is capable of providing design assistance to customers in the face of rapidly changing fashion trends.

         RESEARCH AND DEVELOPMENT  CAPABILITIES.  We believe our design team and
our  two  sample   rooms  in  Los  Angeles  and  China  have  made   significant
contributions to customers in developing new fabrics, washes and finishes.

         SAMPLE-MAKING AND MARKET-TESTING CAPABILITIES. We seek to support customers with our design expertise, sample-making capability and ability to rapidly produce small test orders of products.

         ON-TIME DELIVERY. We have developed a diversified network of international contract manufacturers and fabric suppliers which enable us to accept orders of varying sizes and delivery schedules and to produce a broad range of garments at varying prices depending upon lead time and other requirements of the customer.

         QUALITY AND COMPETITIVELY PRICED PRODUCTS. We believe that our long time presence in the Far East and our experienced product management teams provide a superior supply chain that enables us to meet the individual needs of our customers in terms of quality and lead time.

         PRODUCT DIVERSIFICATION. Our experiencing in designing and delivering complete apparel collections for some of our customers has improved our overall ability to deliver product classifications beyond our core casual bottoms offerings, which has further diversified the merchandise we offer to other customers.

PRODUCTS

         Women's jeans historically have been, and continue to be, our principal product. In recent years, we have expanded our sales of moderately priced women's apparel to include casual, denim and non-denim, including twill, woven tops and bottoms, and in 1998, we commenced the sales of men's and children's apparel. Our women's apparel products currently include jeans wear, casual pants, t-shirts, shorts, blouses, shirts, knits and sweaters, dresses and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $3.0 to over $50.0 per garment.

         Over the past three years, approximately 72% of net sales were derived from the sales of pants and jeans, approximately 7% from the sale of shorts and approximately 5% from the sale of shirts. The balance of net sales consisted of sales of skirts, dresses, jackets and other products.

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

         The following table shows the percentage of our net sales in fiscal years 2001, 2002 and 2003 attributable to each customer that accounted for more than 5% of net sales.

                                                     PERCENTAGE OF NET SALES
                                               ---------------------------------
         CUSTOMER                               2001          2002         2003
------------------------------------           ------        ------       ------
The Limited (1) ....................            14.3          12.7          15.3
Lane Bryant ........................            20.5          17.6          12.1
Lerner New York (2) ................             8.5           9.9           8.3
Wal-Mart ...........................            12.2           9.7           8.7
Tommy Hilfiger .....................             7.8          17.4           6.7
Kohl's .............................             1.7           5.1           6.6
Mervyn's ...........................             7.9           7.3           5.9

----------

(1)  Includes Express and Limited stores.
(2)  Sold by Limited Brands Inc. in November 2002.

         In the same periods, virtually all of our sales were of private label apparel and several major international brands. We currently serve over 25 customers, which, in addition to those identified above, include, Wet Seal, J.C. Penney, K-Mart, and Seven Licensing Company, LLC. During 2003, we launched our private brands initiative, where we acquire ownership of or exclusively license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. We sell products under our company-owned brand "No Jeans" exclusively to Wet Seal, and our licensed brand "American Rag Cie" to Federated stores. Additionally, we manufacture branded merchandise for several major designers.

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

         We have developed integrated teams of design, merchandising and support personnel, some of whom serve on more than one team, that focus on designing and producing merchandise that reflects the style and image of their customers. Teams are divided between private label and private brands for sourcing operations.

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

         As part of our merchandising strategy, we produce, at our own expense, four collections a year in order to offer new designs and fabrics for customers that rely on us for fashion direction. We produce samples at our facilities in Guangdong Province, China and in Los Angeles, California. The facilities in China and Los Angeles currently furnish the majority of our sample requirements.

         From time to time and at scheduled seasonal meetings, we present these samples to the customer's buyers who determine which, if any, of the samples will be produced on a test run or a bulk order. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores such as divisions of The Limited, may require that a product be tested before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables our customers to identify garments that may appeal to consumers and also provides us with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, we generally receive a significant percentage of the customer's total bulk order of the tested item. In addition, as is typical in the private label business, we receive bulk production orders to produce merchandise designed by our competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

SOURCING

GENERAL

         When bidding for or filling an order, our international sourcing network enables us to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, we manufactured our products through independent cutting; sewing and finishing contractors located primarily in Hong Kong and China, and have purchased our fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, we have expanded our network to include suppliers and manufacturers located in a number of additional countries, including India, Peru, Thailand, Egypt and Mexico. Before we ceased manufacturing in Mexico on September 1, 2003, we sourced more than 50% of our merchandise annually from our factories in Mexico. Our sourcing strategy is based on a strong presence in Hong Kong and China, and expansion of our Indonesia and India manufacturing network in the Far East. We are also expanding our Western Hemisphere production in Peru and other Central and South American countries, and continue to source production in Mexico. The following table sets forth the percentage of our merchandise, on the basis of the free on board cost at the supplier's plant, or FOB Basis, by country for the periods indicated:

                                                     2001     2002       2003
                                                    -----     -----     -----
     INTERNATIONAL SOURCING:
          Hong Kong and China ...............       29.3%     25.3%     28.6%
          Other (1) .........................        9.5%     13.3%     24.4%
     DOMESTIC SOURCING:
          United States .....................        9.3%      6.1%      4.4%
          Mexico and Central America ........       51.9%     55.3%     42.6%

     ----------
     (1) In 2003, such countries consisted of Thailand, Egypt, Bangladesh, Macau, Mongolia, Nepal, the Philippines and Vietnam.

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

         Although  we have  adopted a code of vendor  conduct  and  monitor  the compliance  of  our  independent  contractors  with  our  code  of  conduct  and applicable labor laws, we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors can result in us being subject to fines and our goods, which are manufactured in violation of such laws, being seized or their sale in interstate commerce being prohibited. Additionally, certain of our customers may refuse to do business with us based on our contractors' labor practices. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had or could have a material adverse effect upon us, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions or lose business from our customers as a result of violations of applicable labor laws by our contractors, or that such sanctions or loss of business will not have a material adverse effect on us. In addition, our customers require strict compliance by their apparel manufacturers, including us, with applicable labor laws. To that end, we are regularly inspected by some of our major customers. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

         Except for a commitment to purchase six million yards of fabric annually manufactured at the facilities in Mexico which we have leased to a related third party, we do not have any long-term contracts with independent fabric suppliers. The loss of any of our major fabric suppliers could have a material adverse effect on our financial condition and results of operations until alternative arrangements are secured.

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

INTERNATIONAL SOURCING

         We conduct and monitor our sourcing operations from our international offices. At December 31, 2003, we had offices in Hong Kong, Thailand and Mexico. The staffs at these locations have extensive knowledge about, and experience with, sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of our senior management, including local staff, visit and inspect the facilities and operations of our international suppliers and manufacturers.

         Foreign manufacturing is subject to a number of risk factors, including, among other things, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas), natural disasters and cultural issues Each of these factors could have a material adverse effect on us.

         While we are in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong or China, such as in India, Peru, Thailand and Central America, we still primarily contract with manufacturers and suppliers located in Hong Kong and China for our international sourcing needs, and currently expect that we will continue to do so for the foreseeable future. Any significant disruption in our operations or our relationships with our manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on us.

THE IMPORT SOURCING PROCESS

         As is customary in the apparel industry, we do not have any long-term contracts with our manufacturers. During the manufacturing process, our quality control personnel visit each factory to inspect garments when the fabric is cut, as it is being sewn and as the garment is being finished. Daily information on the status of each order is transmitted from the various manufacturing facilities to our offices in Hong Kong and Los Angeles. We, in turn, keep our customers apprised, often through daily telephone calls and frequent written reports. These calls and reports include candid assessments of the progress of a customer's order, including a discussion of the difficulties, if any, that have been encountered and our plans to rectify them.

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

         The anti-terrorist measures adopted by the U.S. government and in particular, by the U.S. Customs, have meant more stringent inspection processes before imported goods are cleared for delivery into the U.S. In some instances, these measures have caused delays in the pre-planned delivery of products to customers.

DISTRIBUTION

         Based on our world wide sourcing capability and in order to properly fulfill orders, we have tailored our distribution system to meet the needs of the customer. Some customers, like Wal-Mart and Kohl's, use Electronic Data Interchange, or "EDI", to send orders and receive merchandise and invoices. The EDI distribution function has been centralized in our Los Angeles corporate headquarters in order to expedite and control the flow of merchandise and electronic information, and to insure that the special requirements of our EDI customers are met.

         For orders sourced outside the United States and Mexico, the merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the United States. For customers with West Coast and Mid West distribution centers, the merchandise is brought into the port of Los Angeles. After Customs clearance, the merchandise is shipped by truck to either our Los Angeles warehouse facility or an independent bonded warehouse in Ohio. Proximity to the customer's distribution center is important for customer support. For merchandise produced in the Middle East and destined for an East Coast customer distribution center, the port of entry is New York. After Customs clearance, the merchandise is trucked to an independent public warehouse in New Jersey. The independent warehouses are instructed in writing by the Los Angeles office when to ship the merchandise to the customer.

BACKLOG

         As of March 22, 2004, we had unfilled customer orders of approximately $67 million as compared to approximately $135 million as of February 26, 2003. We believe that all of our backlog of orders as of March 22, 2004 will be filled before the end of the third quarter of fiscal 2004. Backlog is based on our estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. Our experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from our backlog.

SEGMENT INFORMATION

         Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all our revenues are from the sales of apparel. We are organized into three geographic regions: the United States, Asia and Mexico. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. For information regarding the revenues and assets associated with our geographic regions, see Note 15 of the "Notes to Consolidated Financial Statements."

IMPORT RESTRICTIONS

QUOTAS

         We imported approximately 96% of our products sold in 2003. Approximately 37% of this merchandise was imported from Mexico, which is subject to special rules under NAFTA. NAFTA allows for the duty and quota free entry into the United States of certain qualifying merchandise. We have been able to avail ourselves of such preferential duty treatment for many of the products we import from Mexico. While quotas have expired on non-qualifying Mexican origin apparel at the end of 2003, most of such merchandise remains subject to duty.

         A majority of the balance of the merchandise imported by us in 2003 was manufactured in various countries (e.g., China) with which the U.S. has entered into bilateral trade agreements. These agreements impose, among other things, certain quantitative restraints (i.e., quotas) on textile and apparel in various categories that can be imported into the U.S. from that country during a particular quota year. Accordingly, our operations are subject to the restrictions imposed by these trade agreements.

         As of 2005, quota on apparel from all WTO countries, including China, will be eliminated. As China is now a member of the WTO, its exports of textiles and apparel to the U.S. will be covered by the WTO Agreement on Textiles and Clothing, see "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations." However, various statutory mechanisms exist which could be invoked by the United States in order to impose "safeguard" measures (i.e., additional duties or quotas) upon imports of products from China. These measures arise out of the accession agreement that allowed China to join the WTO. For example, the China textile "safeguard" authorizes the imposition of quotas in response to a textile or apparel product of China being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption.

         In 2003, approximately 22% of the product imported by us was of Hong Kong origin, for which Hong Kong quota was utilized upon import. Certain non-origin conferring production operations were performed in China in connection with a large portion of our imported products of Hong Kong origin, under the so-called Outward Processing Arrangement ("OPA").

DUTIES AND TARIFFS

         As with all goods imported into the U.S., our imported merchandise is subject to duty (unless statutorily exempt from duty) at rates established by U.S. law. These rates range, depending on the type of product, from approximately 2% to 61% of the appraised value of the product. In addition to duties, in the ordinary course of our business, we are occasionally subject to claims by the U.S. Bureau of Customs and Border Protection for penalties, liquidated damages and other charges relating to import activities. Similarly, we are at times entitled to refunds from Customs, resulting from the overpayment of duties.

         Products imported from China into the United States receive the same preferential tariff treatment accorded goods from other countries granted Normal Trade Relations ("NTR") status. This status has been in place conditionally for a number of years and is now guaranteed on a more permanent basis by China's accession to WTO membership in December 2001.

         Our continued ability to source products from foreign countries may be adversely affected by (or benefited by) future trade agreements and restrictions, changes in U.S. trade policy, significant decreases in import quotas, embargoes, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on all imports or specified classes of imports.

COMPETITION

         There is intense competition in the sectors of the apparel industry in which we participate. We compete with many other manufacturers, many of which are larger and have greater resources than us. We also face competition from our own customers and potential customers, many of which have established, or may establish, their own internal product development and sourcing capabilities. For example, The Limited's wholly owned subsidiary, Mast Industries, Inc., competes with us and other private label apparel suppliers for orders from divisions of The Limited. We believe that we compete favorably on the basis of design and sample capabilities, the quality and value of our products, price, and the production flexibility that we enjoy as a result of our sourcing network.

EMPLOYEES

         At December 31, 2003, we had approximately 150 full-time employees in the United States, 900 in Mexico, 140 in Hong Kong, 110 in China and 10 in Thailand.

ITEM 2.  PROPERTIES

         We currently conduct our operations from 15 facilities, 10 of which are leased. Our executive offices are located at 3151 East Washington Boulevard, Los Angeles, California 90023. We lease this facility for an annual rent of approximately $650,000 from a California corporation, which is owned by Mr. Guez and Mr. Kay. The lease for this facility, under which we are responsible for the payment of taxes, utilities and insurance, terminated in December 2003. The lease is currently on a month-to-month basis pending to our planned relocation to new premises. We also sublease an office at 9000 Sunset Boulevard, Los
Angeles at a base rent of $374,000 per year. Furthermore, we lease 146,000 square feet of warehouse space in South Gate, California for an annual rent of $399,630 from an unrelated third party. The lease for this facility terminates in March 2004. In Bentonville, Arkansas, we opened an administrative office during 2000 to handle business related to Wal-Mart. This facility is leased until 2004 for approximately 2,000 square feet at an annual rent of approximately $32,000. In Columbus, Ohio we opened an administrative office during 1999 to handle business related to The Limited. This facility is leased until 2004, for approximately 6,000 square feet at an annual rental of approximately $74,000. We lease approximately 36,000 square feet of warehouse and office space in Hong Kong for an annual rent of $674,000 from a Hong Kong corporation that is owned by Mr. Guez and Mr. Kay. The base rent is subject to increase every two years in accordance with market rates. The lease for this facility, under which we are responsible for the payment of taxes, utilities and insurance, expires in June 2004. We lease approximately 50,000 square feet, which we use to operate our sample-making facility in Guangdong Province, China. The lease for this facility terminates in June 2004 and the annual rent is $60,000. We also lease office space in Bangkok, Thailand to house the small staff we maintain there. We own two facilities in Ruleville, Mississippi with an aggregate of 70,000 square feet. We also lease one location in New York City for showroom and sales operations. The square footage of this location is approximately 9,000 with an annual base rent of approximately $350,000. This lease expires in 2010. Subsequent to December 31, 2003, we exchanged this lease with a tenant in the same building for a 4,000 square foot office with an annual base rental of approximately $146,000 for 2004 and $150,000 for 2005 to 2007, which lease will expire in 2007. We are currently renting one storage facility at Tehuacan, Mexico at a monthly rental of $3,500. No long-term contract has been signed for this lease. See Note 10 and Note 14 in the relevant section of "Notes to Consolidated Financial Statements" for additional information with respect to these facilities.

         On April 18, 1999, we acquired a 250,000 square foot denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. On March 29, 2001, we completed the acquisition of a sewing facility in Ajalpan, Mexico. This facility contains 98,702 square feet. On December 31, 2002, we completed the acquisition of a twill mill facility, which has 1,700,000 square feet, and a capacity of 18 million meters of denim or twill. Commencing on September 1, 2003, we leased a substantial majority of these premises to an affiliate of Mr. Kamel Nacif, one of our shareholders, for an annual rental of $11 million. We have agreed to purchase annually, six million yards of fabric manufactured at the facilities leased or operated by Mr. Nacif's affiliates at market prices to be negotiated.

         We believe that all of our existing facilities are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

PATRICK BENSIMON

         Subsequent to December 31, 2003, we reached a settlement with Patrick Bensimon relating to claims Mr. Bensimon made against Jane Doe International, LLC relating to his employment agreement with this company. Jane Doe International, LLC, which was beneficially owned 51% by us and 49% by Needletex Inc., was formed for the purpose of acquiring assets from Needletex, Inc., a company owned by Mr. Bensimon, pursuant to the terms of an Asset Purchase Agreement. On January 21, 2003, Mr. Bensimon obtained an arbitration award of $1,425,655 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. On April 7, 2003, the panel issued a final award in favor of Mr. Bensimon confirming the prior interim award and awarding Mr. Bensimon costs and attorneys fees in the amount of $489,640. On April 28, 2003, Mr. Bensimon sought a court order confirming the final award. We asked the court to vacate or modify the final award.

         In January 2004, we settled the employment issue with Mr. Bensimon for $1.2 million in cash and forgiveness of approximately $859,000 in debts owed by Needletex Inc. As part of the settlement, we received the remaining 49% interest in Jane Doe International, LLC. An additional expense of approximately $379,000 was made in the fourth quarter of 2003 to cover the forgiveness of debts.

         At the outset of the dispute, we tendered the claim by Mr. Bensimon to our insurance carrier, which accepted the tender with a reservation of rights as to whether coverage existed for the claim. After the interim arbitration award was made, the insurance carrier denied coverage. After the final award by the arbitration panel, we made demand on the insurance carrier, which was denied. We then commenced suit against the insurance carrier in the Los Angeles County Superior Court for breach of contract and related claims. Subsequent to December 31, 2003, the carrier has settled the case with a cash payment of $330,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 4, 2003, we held a Special Meeting of Shareholders. At the Special Meeting, there were 18,597,443 shares entitled to vote, and 14,012,698 shares (75%) were represented at the meeting in person or by proxy. The following summarizes the vote results for those matters submitted to our shareholders for action at the Special Meeting:

         1. Proposal to approve the issuance of 8,817,320 shares of common stock issuable upon conversion of the outstanding shares of Series A Convertible Preferred Stock.

            FOR          AGAINST           ABSTAIN          BROKER NON-VOTES

         10,076,862       56,393            20,716             3,858,727

         2. Proposal to approve an amendment to the Tarrant's Articles of Incorporation to increase the authorized number of shares of common stock from 35,000,000 to 100,000,000.

            FOR          AGAINST           ABSTAIN          BROKER NON-VOTES

         13,554,357      245,925            20,816              191,600

         3. Proposal to approve the grant of options to purchase 400,000 shares of common stock to Barry Aved, our President.

            FOR          AGAINST           ABSTAIN          BROKER NON-VOTES

         8,285,152       119,803            25,016             5,582,727

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

NASDAQ NATIONAL MARKET

         Our common stock began trading on The NASDAQ Stock Market's National Market under the symbol "TAGS" on July 24, 1995.

         The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock as reported by NASDAQ.

                                                             Low           High
                                                             ----          ----
2002
----
First Quarter...................................             4.65          5.49
Second Quarter..................................             4.95          6.49
Third Quarter...................................             4.79          6.45
Fourth Quarter..................................             3.99          5.00

2003
----
First Quarter...................................             3.61          4.29
Second Quarter..................................             2.83          4.03
Third Quarter...................................             2.72          4.10
Fourth Quarter..................................             3.40          4.70

         On March 26, 2004, the last reported sale price of our common stock as reported by NASDAQ was $1.73. As of March 26, 2004, we had 36 shareholders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

                         NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                         BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                         OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     FUTURE ISSUANCE UNDER EQUITY
                           WARRANTS AND RIGHTS               RIGHTS                 COMPENSATION PLANS
                         -----------------------   -------------------------   ----------------------------
Equity compensation
plans approved by
security holders .....          8,926,087                    $7.13                       2,573,913
Equity compensation
plans not approved by
security holders .....            881,732                    $4.65                          --
                         -----------------------   -------------------------   ----------------------------
Total                           9,807,819                    $6.91                       2,573,913

MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY SHAREHOLDERS

         Sanders Morris Harris Inc. acted as placement agent in connection with our October 2003 private placement financing transaction. As partial consideration for their services as placement agent, we issued to Sanders Morris Harris a warrant to purchase 881,732 shares of our common stock at an exercise price of $4.65 per share. The warrant has a term of 5 years. The warrant vests and becomes exercisable in full on April 17, 2004. See Note 12 to the "Notes to Consolidated Financial Statements."

RECENT SALE OF UNREGISTERED SECURITIES

         In October 2003, we issued and sold 881,732 shares of Series A Convertible Preferred Stock (the "Series A Shares"), at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31 million, after payment of commissions and expenses. The Series A Shares were converted into an aggregate of 8,817,320 shares of common stock following approval of the conversion by our shareholders at a special meeting held on December 4, 2003 in accordance with the original conversion terms. Each of the investors represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that the investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of the Series A Shares was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction not involving any public offering. The issuance and sale of the common stock upon conversion of the Series A Shares was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

         In November 2003, we issued an aggregate of 200,000 shares of common stock to Antonio Haddad Haddad, Miguel Angel Haddad Yunes, Mario Alberto Haddad Yunes, and Marco Antonio Haddad Yunes in partial settlement of the balance of approximately $2.5 million in obligations owed these parties arising from our acquisition of their factories in 1998. Each of these investors represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that the investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction not involving any public offering. See Note 12 to the "Notes to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

                                          Year Ended December 31,
                              ------------------------------------------------
                                1999      2000      2001      2002      2003
                              --------  --------  --------  --------  --------
                                    (In thousands, except per share data)
Income Statement Data:
Net sales...................  $395,341  $395,169  $330,253  $347,391  $320,423
Cost of sales...............   329,131   332,333   277,525   302,082   288,445
                              --------  --------  --------  --------  --------
  Gross profit..............    66,210    62,836    52,728    45,309    31,978
Selling and distribution
 expenses...................    13,692    17,580    14,345    10,757    11,329
General and administrative
 expenses...................    25,259    40,327    33,136    30,082    31,767
Amortization of
 intangibles(1)(3)..........     2,312     2,840     3,317        --        --
Impairment of assets........        --        --        --        --    22,277
                              --------  --------  --------  --------  --------
  Income from operations....    24,947     2,089     1,930     4,470   (33,395)
Interest expense............    (5,771)   (9,850)   (7,808)   (5,444)   (5,603)
Interest income.............       396     1,295     3,256     4,748       425
Minority interest...........        --     1,313      (412)   (4,581)    3,461
Other income(2).............       920     1,350     1,853     2,648     4,784
Other expense(2)............      (172)     (193)     (856)   (2,004)   (1,425)
                              --------  --------  --------  --------  --------
Income before provision for
 income taxes and cumulative
 effect of accounting change    20,320    (3,996)   (2,037)     (163)  (31,753)
Provision for income taxes..    (7,439)    1,478       852     1,051     4,132
                              --------  --------  --------  --------  --------
Income (loss) before
 cumulative effect of
 accounting change..........  $ 12,881  $ (2,518) $ (2,889) $ (1,214) $(35,885)
Cumulative effect of
 accounting change(3).......        --        --        --    (4,871)       --
                              --------  --------  --------  --------  --------
Net income (loss)...........  $ 12,881  $ (2,518) $ (2,889) $ (6,085) $(35,885)
                              ========  ========  ========  ========  ========

Net income (loss) per share -
Basic:
 Before cumulative effect of
  accounting change.........  $   0.85  $  (0.16) $  (0.18) $  (0.08) $  (1.97)
 Cumulative effect of
  accounting change.........       --        --        --      (0.30)      --
                              --------  --------  --------  --------  --------
 After cumulative effect of
  accounting change.........  $   0.85  $  (0.16) $  (0.18) $  (0.38) $  (1.97)

Net income (loss) per share -
Diluted:
 Before cumulative effect of
  accounting change.........  $   0.79  $  (0.16) $  (0.18) $  (0.08) $  (1.97)
 Cumulative effect of
  accounting change.........       --        --        --      (0.30)      --
                              --------  --------  --------  --------  --------
 After cumulative effect of
  accounting change.........  $   0.79  $  (0.16) $  (0.18) $  (0.38) $  (1.97)

Weighted average shares
 outstanding (000)
 Basic......................    15,200    15,815    15,825    15,834    18,215
 Diluted....................    16,314    15,815    15,825    15,834    18,215



                                              As of December 31,
                              ------------------------------------------------
                                1999      2000      2001      2002     2003
                              --------  --------  --------  --------  --------
                                                 (In thousands)
Balance Sheet Data:
Working capital.............  $ 25,196  $ 27,957  $ 25,109  $ 11,731 $(18,018)
Total assets................   295,042   308,092   288,467   316,444  253,105
Bank borrowings and
 long-term obligations......    99,072   114,439   111,336   106,937   68,587
Shareholders' equity........   139,403   130,489   125,164   121,161  107,709

----------
(1)  See "Item 1. Business--Acquisitions."
(2) Major components of Other income (expense) (as presented above) include rental and lease income, and foreign currency gains or losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed our first annual assessment of impairment, which resulted in an impairment loss of $4.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to
Consolidated Financial Statements" included elsewhere in this Form 10-K. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the fiscal years ended December 31, 2001, 2002 and 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Cautionary Statement Regarding Forward-Looking Statements."

OVERVIEW

         Tarrant Apparel Group is a leading provider of casual apparel, serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual apparel for women, men and children.

         We generate revenues from the sale of apparel merchandise to our customers that we manufacture or have manufactured by third party contract manufacturers located outside of the United States. Revenues and net loss for the years ended December 31, 2001, 2002 and 2003 were as follows (dollars in thousands):

REVENUES AND NET LOSS:                         2001         2002         2003
                                            ---------    ---------    ---------

Net sales ...............................   $ 330,253    $ 347,391    $ 320,423
Net loss before cumulative effect of
   accounting change ....................   $  (2,889)   $  (1,214)   $ (35,885)
Net loss after cumulative effect of
   accounting change ....................   $  (2,889)   $  (6,085)   $ (35,885)


         Cash flows for the years ended December 31, 2001, 2002 and 2003 were as follows (dollars in thousands):

CASH FLOWS:                                      2001        2002        2003
                                               --------    --------    --------

Net cash provided by operating activities ..   $ 30,051    $ 15,493    $  9,484
Net cash used in investing activities ......   $(15,445)   $ (5,670)   $ (1,053)
Net cash used in financing activities ......   $(15,916)   $ (8,435)   $ (6,295)


SIGNIFICANT DEVELOPMENTS IN 2003

RESTRUCTURING OF MEXICAN OPERATIONS

         In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and commencing September 1, 2003, we ceased directly operating nearly all of our equipment and fixed assets in Mexico by leasing and outsourcing the management of a substantial majority of our Mexican operations to affiliates of Mr. Kamel Nacif, one of our shareholders. We made our determination based on many factors, including the following:

         o Our vertical integration strategy in Mexico required significant working capital, which required us to significantly increase debt to finance our Mexico operations. Such financing was not available to us on commercially reasonable terms.

         o We faced the challenges of rising overhead costs and the need to take low and sometimes negative margin orders in slow seasons to fill capacity at our facilities, which reduced our overall average gross margin.

         o The elimination of quotas on WTO member countries by 2005, and the other effects of trade agreements among WTO countries, would soon result in increased competition from developing countries, which historically have lower labor costs, including China and Taiwan, both of which recently became members of the WTO.

         Our withdrawal from our owned and operated facilities in Mexico on September 1, 2003, has reduced our working capital requirements, eliminated the need to accept low or negative margin orders to fill production capacity, and permitted us to source production in the best locations world-wide. We believe that our strong design, merchandising and sourcing capabilities are competitive advantages that will enable us to overcome the desire by some retailers to purchase merchandise directly from the manufacturer. Due to our change of strategy in Mexico, at June 30, 2003 we wrote off approximately $19.5 million in goodwill associated with certain assets we acquired in Mexico, and wrote down $11 million of inventory in Mexico in anticipation of its liquidation at reduced prices. We will receive $11 million per annum from the lessor of our equipment and facilities in Mexico over the 6-year term of the leases. We have agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. See Note 7 and Note 14 of the "Notes to Consolidated Financial Statements."

EQUITY FINANCINGS

         In October 2003, we sold an aggregate of 881,732 shares of the Series A Convertible Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31 million, after payment of commissions and expenses. We used the proceeds of this offering to pay accounts payable and reduce debts . The preferred stock was converted into an aggregate of 8,817,320 shares of common stock following a special meeting of shareholders held on December 4, 2003. We have registered the shares of common stock issued upon conversion of the Series A Preferred Stock with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, we issued a warrant to purchase 881,732 shares of common stock to the placement agent. The warrant is exercisable beginning April 17, 2004 through October 17, 2008 and has a per share exercise price of $4.65.

         In January 2004, we sold an aggregate of 1,200,000 shares of our common stock at a price of $3.35 per share, for aggregate proceeds to us of approximately $3.7 million after payment of placement agent fees and other offering expenses. We used the proceeds of this offering for working capital purposes. The securities sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement. In conjunction with this public offering, we issued a warrant to purchase 30,000 shares of our common stock to the placement agent, the warrant has an exercise price of $3.35 per share, is fully vested and exercisable and has a term of five years.

PRIVATE BRANDS INITIATIVE

         During 2003, we launched our private brands initiative, where we acquire ownership of or exclusively license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. In the second quarter of 2003, we acquired an equity interest in the owner of the trademark "American Rag CIE," and the operator of American Rag retail stores, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands then entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Beginning in August 2003, the American Rag collection is available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. During 2003, we also began selling products under our owned brand "No Jeans" exclusively to Wet Seal.

         With a private brand relationship, we own and control the brand and thus build equity in the brand as the product gains acceptance by consumers. In a private label relationship, we source products for our customers who own and control the brand and thus benefit from any increase in value of the brand. We also control the production of private brand merchandise, unlike private label merchandise where the brand owner controls sourcing. For instance, we experienced a significant loss of business from Lane Bryant due to a change in their management and the subsequent shift in their sourcing strategy.

         We believe that forming private brand alliances with premier retailers allows us greater penetration of apparel categories in addition to our core casual bottoms business. In addition to the increased breadth of classifications, we have improved our ability to compete for private label from our private brand. We also receive higher margins for private branded merchandise, which allows us to be more profitable on the same level of unit sales.

INTERNAL REVENUE SERVICE AUDIT

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination by an aggregate of approximately $14.5 million. This adjustment would also result in additional state taxes and interest of approximately $12.6 million. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the balance sheet included in the Consolidated Financial Statements under the caption "Income Taxes." We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying balance sheet.

         While we do not anticipate any requirement to make significant cash payments in the coming 12 to 18 months to the taxing authorities, we intend to accumulate a contingency cash reserve from operations to meet a potential cash outflow upon the ultimate resolution of these matters. Building this cash reserve will require us to set aside on a periodic basis a significant portion of our cash from operations, which we do not intend on using for other purposes.

LABOR DIFFICULTIES IN MEXICO

         In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, a group of laid off workers attempted to form a new labor union and organized walkouts and demonstrations at one of our sewing plants in Ajalpan, Mexico. These demonstrations took place in August 2003 and were short-lived, but very well publicized. Workers rights groups picked up the story and began an Internet campaign to publicize the workers' grievances. In October 2003, a local labor board denied the group's application to organize a new union. Nevertheless, we have remained the target of workers rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we project a loss of approximately $75 million in revenue from sales of Mexico-produced merchandise in 2004.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 of the "Notes to Consolidated Financial Statements."

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

         As of December 31, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $4.2 million, compared to $4.3 million at December 31, 2002.

INVENTORY

         Our inventories are valued at the lower of cost or market. Under certain market conditions, we use estimates and judgments regarding the valuation of inventory to properly value inventory. Investory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

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

         We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2003, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $135.6 million, as compared to a goodwill balance of $28.1 million and a net property and equipment balance of $160.0 million at December 31, 2002. Our goodwill balance reflects the write off of $19.5 million of goodwill as discussed in "-- Significant Developments in 2003 - Restructuring of Mexican Operations" and Note 7 of the "Notes to Consolidated Financial Statements."

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

         In addition, accruals are also estimated for ongoing audits regarding U.S. Federal tax issues that are currently unresolved, based on our estimate of whether, and the extent to which, additional taxes will be due. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in any period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be. See Note 9 of the "Notes to Consolidated Financial Statements" for a discussion of current tax matters.

DEBT COVENANTS

         Our debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 8 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 80% of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                             Year Ended
                                                            December 31,
                                                      -----------------------
                                                       2001     2002     2003
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Cost of sales.......................................   84.0     87.0     90.0
                                                      -----    -----    -----
Gross profit........................................   16.0     13.0     10.0
Selling and distribution expenses...................    4.4      3.1      3.5
General and administration expenses.................   10.0      8.6      9.9
Amortization expense(1)(2)..........................    1.0       --       --
Impairment of assets................................     --       --      7.0
                                                      -----    -----    -----
Income (loss) from operations.......................    0.6      1.3    (10.4)
Interest expense....................................   (2.4)    (1.6)    (1.7)
Interest income.....................................    1.0      1.4      0.1
Minority interest...................................   (0.1)    (1.3)     1.0
Other income........................................    0.6      0.8      1.5
Other expense.......................................   (0.3)    (0.6)    (0.4)
                                                      -----    -----    -----
Loss before provision for income taxes
  and cumulative effect of accounting change........   (0.6)     0.0     (9.9)
Income taxes........................................   (0.3)    (0.3)    (1.3)
                                                      -----    -----    -----
Loss before cumulative effect of accounting
  change............................................   (0.9)    (0.3)   (11.2)
Cumulative effect of accounting change(2)...........     --     (1.4)      --
                                                      -----    -----    -----
Net loss............................................   (0.9)%   (1.7)%  (11.2)%
                                                      =====    =====    =====
----------
(1)  Reflects amortization of the excess of cost over fair value of assets.
(2)  Reflects the adoption of SFAS No. 142

COMPARISON OF 2003 TO 2002

         Net sales decreased by $27.0 million, or 7.8%, from $347.4 million in 2002 to $320.4 million in 2003. The decrease in net sales was largely attributable to a decrease in Mexican sourced sales from $186.9 million in 2002 to $139.1 million in 2003. The decrease in net sales was offset by additional revenue of $20.5 million from our private brands.

         Gross profit (which consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing) for 2003 was $32.0 million, or 10.0% of net sales, compared to $45.3 million, or 13.0 % of net sales, for 2002, representing a decrease of $13.3 million or 29.4%. The decrease in gross profit as a percentage of net sales occurred primarily because of an inventory write-down of $11 million in the second quarter of 2003 and severance payments to Mexican workers of approximately $2.5 million included as part of cost of goods sold in 2003. This increase in cost of goods sold was partially offset by a reclassification of depreciation and amortization in fourth quarter of 2003 of $3.2 million to general and administration expense. Excluding the inventory write-down, severance payments and reclassification of depreciation and amortization in 2003, gross profit would have decreased by $3.0 million or 6.6% to $42.3 million or 13.2%.

         Selling and distribution expenses increased by $572,000, or 5.3%, from $10.8 million in 2002 to $11.3 million in 2003. As a percentage of net sales, these variable expenses increased from 3.1% in 2002 to 3.5% in 2003. The increase was primarily caused by an overall increase in warehousing and distribution cost due to the private brands in smaller size shipments.

         General and administrative expenses increased by $1.7 million, or 5.6%, from $30.1 million in 2002 to $31.8 million in 2003. As a percentage of net sales, these expenses increased from 8.6% in 2002 to 9.9% in 2003. This increase was primarily caused by the reclassification of $3.2 million of depreciation from cost of goods sold in the fourth quarter of 2003. The charge for the change in the allowances for returns and discounts for 2003 was $183,000, or 0.1% of sales, compared to such charge of $867,000, or 0.2% of sales, during 2002.

         Impairment of assets expense was $22.3 million in 2003, compared to $4.9 million in 2002 being classified as a cumulative effect of accounting change in accordance with SFAS 142. This expense in 2003 is primarily due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 7 to the "Notes to Consolidated Financial Statements."

         Loss from operations was $33.4 million in 2003, or (10.4)% of net sales, compared to income from operations of $4.5 million in 2002, or 1.3% of net sales, due to the factors described above.

         Interest expense increased by $159,000, or 2.9%, from $5.4 million in 2002 to $5.6 million in 2003. This increase in interest expense was a result of an increase in interest rate applicable to our main credit facility. Interest income was $425,000 in 2003 compared to $4.7 million in 2002. Included in interest income for 2002 was approximately $4.5 million from a related party note receivable related to the sale of certain equipment pertaining to the twill mill which we re-acquired in December 2002. Other income increased by $2.1 million, or 80.7%, from $2.6 million in 2002 to $4.8 million in 2003, due to $3.7 million of lease income received for our facilities and equipment in Mexico starting September 1, 2003, offset by a reduction of realized gain on foreign currency of $819,000. Other expenses decreased from $2.0 million in 2002 to $1.4 million in 2003 due to a reduction in unrealized loss on foreign currency of $454,000.

         Losses allocated to minority interests in 2003 was $3.5 million, representing the minority partner's share of profit in UAV of $3.5 million, offset by $7.0 million attributed to the minority shareholder in Tarrant Mexico for his 25% share in the loss including $4.4 million for his share in the special write-down on goodwill and inventory of Tarrant Mexico. In 2002, we allocated $4.6 million of profit to minority interest, which consisted of profit shared by the minority partner in the UAV joint venture.

         Loss before taxes and cumulative effect of accounting change was $163,000 in 2002 and $31.8 million in 2003, representing 0.0% and (9.9)% of net sales, respectively. The increase in loss before taxes and cumulative effect of accounting change was due to the factors discussed above.

         Provision for income taxes was $1.1 million in 2002 versus $4.1 million in 2003. The increase in income tax expense is due to adjustments to the accrual for potential IRS audits and increases in the valuation allowance.

         Loss after taxes and cumulative effect of accounting change was $6.1 million in 2002 and $35.9 million in 2003, representing (1.7)% and (11.2)% of net sales, respectively. Included in the $6.1 million loss in 2002 was a non-cash charge of $4.9 million to reduce the carrying value of goodwill to the estimated fair value, resulting from adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Included in the $35.9 million loss in 2003 were non-cash charges of $22.3 million for the impairment of assets and an inventory write-down of $11 million.

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

         Interest expense decreased from $7.8 million in 2001 to $5.4 million in 2002. This decrease in interest expense was as a result of reduced borrowings due to the pay down of certain debt facilities during 2002 and interest rate reductions positively impacting the variable rate debt. Interest income was $4.7 million in 2002 compared to $3.3 million in 2001. Included in interest income were approximately $4.5 million for 2002 and $3.2 million for 2001 from the related party note receivable related to the sale of certain equipment pertaining to the twill mill which we re-acquired in December 2002. This interest income was recorded on a cash collected basis. Other income increased from $1.9 million in 2001 to $2.6 million in 2002 while other expenses increased from $856,000 to $2.0 million in 2002.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                         Quarter Ended
                   ----------------------------------------------------------------------------------------
                   Mar. 31,    June 30,  Sept. 30,   Dec.  31,   Mar. 31,    June 30,   Sept. 30,   Dec. 31,
                     2002        2002       2002       2002        2003        2003        2003       2003
                   -------     -------    -------    -------     -------     -------     -------    -------
                                                         (In millions)
Net sales ......   $  65.2     $  95.3    $  94.3    $  92.6     $  78.7     $  78.2     $  96.5    $  67.0
Gross profit ...       8.4        14.5       14.2        8.2         8.8        (0.4)       11.5       12.1
Operating income
 (loss) ........      (0.8)        4.8        3.6       (3.1)       (1.3)      (34.4)        1.4        0.8
Net income
 (loss) ........      (6.6)        1.3        1.1       (1.9)       (3.9)      (32.6)        0.1        0.4


                                                          Quarter Ended
                   ----------------------------------------------------------------------------------------
                   Mar. 31,    June 30,  Sept. 30,   Dec.  31,   Mar. 31,    June 30,   Sept. 30,   Dec. 31,
                     2002        2002       2002       2002        2003        2003        2003       2003
                   -------     -------    -------    -------     -------     -------     -------    -------
Net sales ......    100.0%      100.0%     100.0%     100.0%      100.0%      100.0%      100.0%     100.0%
Gross profit ...     12.9        15.1       15.1        8.9        11.2        (0.6)       11.9       18.0
Operating income
 (loss) ........     (1.3)        5.0        3.8       (3.4)       (1.7)      (44.0)        1.5        1.2
Net income
 (loss) ........    (10.1)        1.4        1.2       (2.1)       (4.9)      (41.7)        0.1        0.6


         As is typical for us, quarterly net sales fluctuated significantly because our customers typically place bulk orders with us, and a change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity requirements arise from the funding of our working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from our contract manufacturers that relate primarily to fabric we purchase for use by those manufacturers. Our primary sources for working capital and capital expenditures are cash flow from operations, borrowings under our bank and other credit facilities, borrowings from principal shareholders, issuance of long-term debt, sales of equity securities, borrowing from affiliates and the proceeds from the exercise of stock options.

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

         Cash flows for the years ended December 31, 2001, 2002 and 2003 were as follows (dollars in thousands):

CASH FLOWS:                                      2001        2002        2003
                                               --------    --------    --------

Net cash provided by operating activities ..   $ 30,051    $ 15,493    $  9,484
Net cash used in investing activities ......   $(15,445)   $ (5,670)   $ (1,053)
Net cash used in financing activities ......   $(15,916)   $ (8,435)   $ (6,295)

         Net cash provided by operating activities was $9.5 million in 2003, as compared to net cash provided by operations in 2002 of $15.5 million and $30.1 million in 2001. Net cash provided by operations in 2003 resulted primarily from a net loss of $35.9 million offset by depreciation and amortization of $16.1 million, asset impairment of $22.3 million and inventory write-down of $11.0 million. In addition to these items, the components of working capital impacting cash from operations included a decrease of $7.9 million in accounts receivable, a decrease of $9.6 million in inventory, a decrease of $4.2 million in accounts payable and an increase of $14.8 million in due from affiliates. Changes from prior years were a result of net income provided and changes in working capital.

         During 2003, cash flow used in investing activities was $1.1 million, as compared to $5.7 million in 2001 and $15.4 million in 2001. Cash used in investing activities in 2003 included approximately $984,000 for purchase of other assets.

         During 2003, cash used in financing activities was $6.3 million as compared to $8.4 million in 2002 and $15.9 million in 2001. Cash used in financing activities in 2003 included $36.5 million net repayment of indebtedness under our credit facilities offset by $31.0 million of proceeds from a private placement of equity securities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2003 (in millions):

                                            PAYMENTS DUE BY PERIOD
                            ----------------------------------------------------
CONTRACTUAL OBLIGATIONS                Less than   Between    Between     After
                             Total      1 year    2-3 years  4-5 years   5 years
------------------------    --------    -------    -------    -------    -------
Long-term debt .........    $   39.3    $  38.7    $   0.6    $   0      $   0

Operating leases .......    $    1.3    $   0.8    $   0.4    $   0.1    $   0
Minimum royalites ......    $   10.1    $   0.5    $   1.2    $   1.6    $   6.8
Purchase commitment ....    $  108.0    $  18.0    $  36.0    $  36.0    $  18.0
Employment contracts ...    $    3.8    $   1.4    $   2.4    $   0      $   0
Total Contractual
  Cash Obligations .....    $  162.5    $  59.4    $  40.6    $  37.7    $  24.8



                              TOTAL   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL             AMOUNTS  ------------------------------------------
COMMITMENTS AVAILABLE       COMMITTED  Less than   Between    Between     After
TO US                         TO US     1 year    2-3 years  4-5 years   5 years
------------------------    --------    -------    -------    -------    -------
Lines of credit ........    $  123.1    $  37.3    $  85.8        --        --
Letters of credit
   (within lines
   of credit) ..........    $   27.9    $  27.9        --         --        --
Total Commercial
   Commitments .........    $  123.1    $  37.3    $  85.8        --        --


         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 4.5% per annum at December 31, 2003. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. We were in compliance with all the covenants in the third quarter of 2002. In the fourth quarter of 2002, we violated the fixed charge ratio covenant and obtained a waiver at a cost of $5,000. In the first quarter of 2003, we were in violation of the no-consecutive-quarterly-losses covenant and the fixed charge ratio covenant and obtained a waiver for the quarter for a fee of $10,000. In the second quarter of 2003, we breached all the financial covenants and obtained a waiver for the quarter for a fee of $25,000. In October 2003, we established new financial convenants with UPS for the period ended September 30, 2003 and the remainder of fiscal 2003 based on our projections. We were in compliance with all the covenants in the third and fourth quarters of 2003. Tangible net worth, fixed charge ratio and leverage ratio were fixed at $65 million, 0.74 to 1 and 2.55 to 1, respectively, for the fourth quarter of 2003. Capital Expenditures were capped at $800,000 per quarter. In December 2003, a temporary additional line of credit consisting of a $2.8 million standby letter of credit was made available to us against a restricted deposit of $2.8 million. This temporary facility was cancelled in February 2004 and the deposit has since been released. The expiration date of our main credit facility with UPS has been extended to December 31, 2004 with certain conditions. One of the conditions requires that on or before May 31, 2004, we have to refinance the Debt Facility currently provided by GMAC Commercial Credit LLC. If we fail to satisfy this condition, we will incur a penalty of $100,000 payable to UPS. As of December 31, 2003, $23.7 million was outstanding under this facility, and an additional $350,000 was available for future borrowings. In addition, $1.2 million of open letters of credit was outstanding as of December 31, 2003.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez and Todd Kay, and Tarrant's guarantee. In August 2003, the letter of credit facility increased to HKD 23 million (equivalent to US $3.0 million). In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of December 31, 2003, $2.9 million was outstanding under this facility. In addition, $0.3 million of open letters of credit was outstanding as of December 31, 2003.

         We are party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provides a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility also provides a term loan of $25 million, which is being repaid in monthly installments of $687,500. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined), and is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. This facility bears interest at 6% per annum at December 31, 2003. Under the facility, we are subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and are prohibited from paying dividends. In 2002, we violated the net worth and fixed charge covenants in the third quarter and obtained a waiver for the quarter for a fee of $50,000. We complied with all the covenants in the other three quarters. In the first and second quarters of 2003, we were in violation of all the financial covenants and obtained waivers from GMAC for each quarter at the cost of $45,000 and $100,000 respectively. In October 2003, we established new financial covenants with GMAC for the period ended September 30, 2003 and the remainder of fiscal 2003 based on our projections. We were in compliance with all the covenants in the third and fourth quarters of 2003. Tangible net worth, fixed charge ratio and leverage ratio in the final quarter were fixed at $65 million, 0.74 to 1 and 2.55 to 1, respectively.

         The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $30 million to $75 million from January 1, 2003 to December 31, 2003. A significant decrease in eligible accounts receivable and inventories due to the aging of receivables and inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. A total of $31.6 million (of which $4.8 million related to the term portion) was outstanding under the Debt Facility at December 31, 2003. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at December 31, 2003.

         At December 31, 2003, Tarrant Mexico S. de R.L. de C.V., Famian division is indebted to Banco Nacional de Comercio Exterior SNC in the amount of $2.1 million pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We are now repaying $250,000 plus interest (LIBOR plus 6%) monthly on this facility.

         We have an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which matures in November 2005. The loan is secured by equipment located in Puebla and Tlaxcala, Mexico. As of December 31, 2003, this facility had a balance of $3.6 million. Interest accrues at a rate of 2.5% over LIBOR. Under this facility, we are subject to covenants on tangible net worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. In the first quarter of 2002, we breached the no-consecutive-quarterly-losses covenant and obtained a waiver at a cost of $10,000. We complied with all the covenants in the other three quarters. In the first and second quarters of 2003, we were in violation of the no-consecutive-quarterly-losses covenant and obtained waivers at the cost of $25,000 and $50,000 respectively. We were in compliance with all the covenants in the third and fourth quarters of 2003. The waiver for breach of covenants in the previous quarter required additional collateral in the form of a second lien on our headquarters, which is owned by Messrs. Guez, our Chairman of the Board and Kay, our Vice Chairman. Due to an objection by the first-lien holder to the second lien, we have agreed to accelerate the monthly repayment installment by approximately $75,000 commencing January 2004 in lieu of the additional collateral.

         We also had an equipment loan of $5.2 million from Bank of America Leasing ("BOA"). The amount outstanding as of December 31, 2002 was $2.4 million. In October 2003, we paid off the BOA facility in its entirety.

         The Debt Facility with GMAC and the credit facilities with UPS and GE Capital all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default under all of the credit facilities, entitling these financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         During 2000, we financed equipment purchases for a new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $4.0 million was outstanding as of December 31, 2003. Of the $4.0 million, $2.7 million is denominated in the Euro, and the remainder is payable in U.S. dollars.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of December 31, 2003, $564,000 was outstanding under this facility and $3.9 million of letters of credit were open under this arrangement.

         Unrealized losses of $1.0 million and $561,000 were recorded at December 31, 2002 and 2003, respectively, related to foreign currency fluctuations and were recorded in other income (expense) in the accompanying statement of operations.

         The effective interest rates on short-term bank borrowing as of December 31, 2002 and 2003 were 4.1% and 5.3%, respectively.

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

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in 2003 was $487,000. The greatest outstanding balance of such advances to Mr. Guez during 2003 was approximately $4,879,000. As of December 31, 2003, we were indebted to Mr. Nacif and his affiliates in the amount of $5.4 million. Mr. Guez had an outstanding advance from us in the amount of $4,796,000 as of December 31, 2003 payable on demand. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Total interest paid by Messrs. Guez and Kay were $368,000 and $374,000 for the years ended December 31, 2002 and 2003, respectively. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         We intend to accumulate a cash reserve to meet any payment obligations we have to taxing authorities relating to the Internal Revenue Services' examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. We intend to fund this cash reserve from operations, which will require us to set aside on a periodic basis a significant amount of our cash, which cannot be used for other purposes. See "--Significant Developments in 2003 -- Internal Revenue Service Audit."

         We may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under our bank credit facilities, issuance of long-term debt, sales of equity securities, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. To date, there is no plan for any major capital expenditure.

         We do not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Gerard Guez, our Chairman and Chief Executive Officer, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $1,330,000 in 2003 for rent for office and warehouse facilities at these locations.

         On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, one of our shareholders, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. The assets subject to these leases have a net book value of approximately $92 million as of December 31, 2003. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement is also for a period of 6 years. We have agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. Based on current market price, the purchase commitment would be approximately $18 million annually.

         From time to time, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, Todd Kay and Kamel Nacif. The greatest outstanding balance of such borrowings from Mr. Kay in 2003 was $487,000. The greatest outstanding balance of such advances to Mr. Guez during 2003 was approximately $4,879,000. As of December 31, 2003, we were indebted to Mr. Nacif and his affiliates in the net amount of $5.4 million for working capital lent by him to us to support our Mexican operations. Mr. Guez had an outstanding advance from us in the amount of $4,796,000 as of December 31, 2003 payable upon demand. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Total interest paid by the Chairman and Vice Chairman were $368,000 and $374,000 for the years ended December 31, 2002 and December 31, 2003, respectively. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         Since June 2003, United Apparel Venture LLC, a majority owned, controlled and consolidated subsidiary of Tarrant, has been selling to Seven Licensing Company, LLC, jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. Total sales during the year ended December 31, 2003 were $8.1 million.

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

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca Production International, Inc. is owned by Hubert Guez, the brother of Gerard Guez, our Chairman and Chief Executive Officer. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned subsidiary of ours, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Since October 2002 and March 2003, UAV has begun to service both parties' business with Express and Levi Strauss & Co., respectively. UAV makes purchases from two related parties in Mexico, Azteca and Tag-It Pacific, Inc.

         We purchased $5.8 million, $37.0 million and $37.1 million of finished goods and service from Azteca and its affiliates for the years ended December 31, 2001, 2002 and 2003, respectively. Our total sales of fabric and service to Azteca in 2001, 2002 and 2003 were $7.2 million, $2.9 million and $9.9 million, respectively. Two and one half percent of gross sales as management fees were paid in 2002 and 2003 to each of the members of UAV, per the operating agreement.

         At December 31, 2003, Messrs. Guez and Kay beneficially owned 1,018,000 and 1,005,000 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 17.5% of Tag-It Pacific's common stock at December 29, 2003. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $17.9 million, $23.9 million and $16.8 million of trim from Tag-It during the years ended December 31, 2001, 2002 and 2003. We also sold Tag-It $1.5 million from our trim and fabric inventory during the year ended December 31, 2003. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 8 of the "Notes to Consolidated Financial Statements."

         We have adopted a policy that any future transactions between us and any of our affiliates or related parties, including our executive officers, directors, the family members of those individuals and any of their affiliates, must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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

         Affiliated stores owned by The Limited (including Limited Stores and Express) accounted for approximately 12.7% and 15.3% of our net sales in fiscal years 2002 and 2003, respectively. Lane Bryant accounted for 17.6% and 12.1% of our net sales in fiscal years 2002 and 2003, respectively. Lerner New York accounted for 9.9% and 8.3% of our net sales in fiscal years 2002 and 2003, respectively. Kohl's accounted for 5.1% and 6.6% of our net sales in fiscal years 2002 and 2003, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers such as Tarrant, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

         While we have long-standing customer relationships, we generally do not have long-term contracts with any of them, including Express. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

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

FAILURE TO MANAGE OUR RESTRUCTURING IN MEXICO COULD IMPAIR OUR BUSINESS.

         We have determined to cease directly operating a substantial majority of our equipment and fixed assets in Mexico, and to lease a large portion of our facilities and operations in Mexico to a related third party, which we consummated effective September 1, 2003. As a consequence, we have become primarily a trading company, relying on third party manufacturers to produce the merchandise we sell to our customers. We face many challenges related to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico. Any failure on our part to successfully manage these challenges, or other unanticipated consequences may result in loss of customers and sales, which would have an adverse impact on operations. The challenges we face include:

         o We may lose customers who desire to purchase merchandise directly from the manufacturer;

         o We may experience unanticipated expenses in winding down manufacturing operations in Mexico, including labor costs and additional write down of inventory, which may adversely affect our results of operations in the short term;

         o The party to whom we lease our manufacturing operations in Mexico may default in its obligations to us, in which case we may not be able to lease the facilities to another party, or recommence use of the facilities to manufacture goods without significant cost; and

         o We may not be able to transfer Mexico sales to our trading model in time to replace direct to manufacturer orders we have experienced in the past due, for instance, to difficulty in finding third party manufacturers, and capital constraints.

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

THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO OFFER FASHION-RIGHT AND TIMELY PRODUCTS.

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

         o        limit sales potential.

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

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe we have sufficient cash on hand and cash available through our bank credit facilities, issuance of long-term debt, proceeds from loans from affiliates, and proceeds from the exercise of stock options to fund existing operations for the foreseeable future. However, in the future we may need to raise additional funds through equity or debt financings or collaborative relationships. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

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

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating quotas or reducing tariffs. The elimination of quotas on World Trade Organization member countries by 2005 and other effects of these trade agreements could result in increased competition from developing countries, which historically have lower labor costs, including China and Taiwan, both of which recently became members of the World Trade Organization. This potential increase in competition from developing countries is one of the several reasons why we have determined to lease our manufacturing operations in Mexico.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 96% of our products were imported from outside the U.S. in fiscal 2003, and most of our fixed assets are located in Mexico. We are subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

WE CANNOT GUARANTEE THAT OUR FUTURE ACQUISITIONS WILL BE SUCCESSFUL.

         In the future, we may seek to grow through acquisition. We compete for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than us. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations. These acquisitions and investments may also require a significant allocation of resources, which will reduce our ability to focus on the other portions of our business, including many of the factors listed in the prior risk factor.

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

OTHER RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

THE ULTIMATE RESOLUTION OF THE INTERNAL REVENUE SERVICE'S EXAMINATION OF OUR TAX RETURNS MAY REQUIRE US TO INCUR AN EXPENSE BEYOND WHAT HAS BEEN RESERVED FOR ON OUR BALANCE SHEET OR MAKE CASH PAYMENTS BEYOND WHAT WE ARE THEN ABLE TO PAY.

         In January 2004, the Internal Revenue Service proposed adjustments to increase our federal income tax payable for the years ended December 31, 1996 through 2001 by an aggregate of approximately $14.5 million. This adjustment would also result in additional state taxes, penalties and interest of approximately $12.6 million. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the balance sheet included in the Consolidated Financial Statements. If the amount of any actual liability, however, exceeds our reserves, we would experience an immediate adverse earnings impact in the amount of such additional liability, which could be material. Additionally, we anticipate that the ultimate resolution of these matters will require that we make significant cash payments to the taxing authorities. Presently we do not have sufficient cash or borrowing ability to make any future payments that may be required. While we intend to accumulate a cash reserve to meet this cash outflow contingency from operations, no assurance can be given that we will have sufficient surplus cash from operations to build and maintain this reserve by the time such payments are required. Additionally, cash used to build this reserve will not be available for other corporate purposes, which could have a material adverse effect on our financial condition and results of operations.

THE FAILURE TO ESTABLISH FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY IN A TIMELY MANNER WOULD RESULT IN A DEFAULT UNDER OUR CREDIT AGREEMENTS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY.

         Our credit agreement with GMAC requires the maintenance of certain financial covenants, including minimum levels of tangible net worth, interest coverage, fixed charge ratio and leverage ratio, as discussed in Note 8 to our consolidated financial statements. We have agreed with GMAC to set new financial covenants for fiscal 2004 based on our projections. In the event that the financial covenants cannot be timely established on terms acceptable to GMAC on or prior to May 15, 2004, such failure would be an event of default under the credit agreement. In addition, due to cross-default provisions in a majority of our debt agreements, approximately 80% of our long-term debt would become due in full if any of the debt is in default. We have provided GMAC with our projections and other necessary information in connection with setting the new financial covenants, and are otherwise fully cooperating with GMAC on this matter. However, there can be no guarantee that such financial covenants will be established prior to the deadline, or that GMAC will not in its discretion establish financial covenants with which we are unable to comply. If the debt under our credit facilities is accelerated and becomes due and payable prior to maturity, our default will entitle the creditors to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 15, 2004, our executive officers and directors and their affiliates owned approximately 36.3% of the outstanding shares of our common stock. Gerard Guez, our Chief Executive Officer and Chairman, and Todd Kay, our Vice Chairman, alone own approximately 22.8% and 11.8%, respectively, of the outstanding shares of our common stock at March 15, 2004. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

         Our shareholders rights plan, our ability to issue additional shares of preferred stock and some provisions of our articles of incorporation and bylaws could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price.

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

ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO YOU.

         Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Additionally, we cannot pay dividends on our common stock unless the terms of our bank credit facilities and outstanding preferred stock, if any, permit the payment of dividends on our common stock. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 2003, our prior independent public accountants, Ernst & Young, LLP, advised us and discussed with the Audit Committee of our Board of Directors that, due in part to certain acquisitions by our subsidiaries in Mexico and modifications to our inventory costing methodology, certain improvements in the internal controls of those subsidiaries were necessary to ensure reporting from the subsidiaries would be sufficient for us to develop reliable financial statements. We have and will continue to address the deficiencies identified by Ernst & Young, LLP in consultation with Grant Thornton, LLP, our new independent public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         As of December 31, 2003, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

         CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

         RECOMMENDATIONS OF OUR AUDITORS

         During 2003, our prior independent public accountants, Ernst & Young, LLP, advised us and discussed with the Audit Committee of our Board of Directors that, due in part to certain acquisitions by our subsidiaries in Mexico and modifications to our inventory costing methodology, certain improvements in the internal controls of those subsidiaries were necessary to ensure reporting from the subsidiaries would be sufficient for us to develop reliable financial statements. We have and will continue to address the deficiencies identified by Ernst & Young, LLP in consultation with Grant Thornton, LLP, our new independent public accountants.

         In connection with its audit of our consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP, our independent accountants, advised the Audit Committee and management of our need for additional staff with expertise in preparing required disclosures in the notes to the financial statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and evaluating the effect of new accounting pronouncements on the company. Grant Thornton LLP considers these matters to be significant deficiencies as that term is defined under standards established by the American Institute of Certified Public Accountants. We considered these matters in connection with the preparation of the December 31, 2003 consolidated financial statements included in this Form 10-K and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by Grant Thornton, LLP, in 2004 we will implement certain enhancements to our financial reporting processes, including increased training of staff on SEC financial reporting requirements and the acquisition of accounting research tools. We believe these steps will address the matters raised by Grant Thornton LLP.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information concerning our directors and executive officers will appear in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning executive compensation will appear in our definitive Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information concerning the security ownership of certain beneficial owners and management and related stockholder matters will appear in our definitive Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The   information   concerning   certain   relationships   and  related
transactions will appear in our definitive Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information concerning principal accountant fees and services will appear in our definitive Proxy Statement and is incorporated herein by reference.

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

         (b)      Reports on Form 8-K filed:

                  Current Report on Form 8-K, reporting Items 2, 5 and 7, filed as of October 27, 2003.

                  Current Report on Form 8-K, reporting Items 7 and 12, filed as of November 13, 2003.

                  Current Report on Form 8-K, reporting Items 5 and 7, filed as of November 21, 2003.

                  Current Report on Form 8-K, reporting Items 5 and 7, filed as of December 10, 2003.

                  Current Report on Form 8-K/A, filed as of December 12, 2003, amending Item 7 of Current Report on Form 8-K filed as of November 21, 2003.

         (c) Exhibits. See the Exhibit Index attached to this Form 10-K annual report.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE
                                                                            ----

Financial Statements

     Report of Independent Certified Public Accountants,
        Grant Thornton LLP...................................................F-2

     Report of Independent Auditors, Ernst & Young LLP.......................F-3

     Consolidated Balance Sheets--December 31, 2002 and 2003.................F-4

     Consolidated Statements of Operations--Three year period
        ended December 31, 2003..............................................F-5

     Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 2003.......................................F-6

     Consolidated Statements of Cash Flows--Three year period
        ended December 31, 2003..............................................F-7

     Notes to Consolidated Financial Statements..............................F-8

Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts.........................F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Tarrant Apparel Group

We have audited the consolidated balance sheet of Tarrant Apparel Group and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Tarrant Apparel Group for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information therein.






                                          /S/GRANT THORNTON LLP
                                          ----------------------


Los Angeles, California
April 2, 2004

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Tarrant Apparel Group

We have audited the accompanying consolidated balance sheet of Tarrant Apparel Group and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2001 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2002 when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.





                                          /S/ ERNST & YOUNG LLP
                                          -----------------------


Los Angeles, California
March 14, 2003

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS
                                                           December 31,
                                                 ------------------------------
                                                      2002             2003
                                                 -------------    -------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents ..................   $   1,388,482    $   3,319,964
  Restricted cash ............................            --          2,759,742
  Accounts receivable, net ...................      65,287,902       57,165,926
  Due from related parties ...................       8,967,493       18,056,488
  Inventory ..................................      44,782,154       23,251,591
  Prepaid expenses and other receivables .....       5,135,672        1,776,142
  Income taxes receivable ....................         280,200          277,695
                                                 -------------    -------------
    Total current assets .....................     125,841,903      106,607,548
  Property and equipment, net ................     159,998,629      135,645,751
  Other assets ...............................       2,539,040        2,269,011
  Excess of cost over fair value of net assets
   acquired, net .............................      28,064,019        8,582,845
                                                 -------------    -------------
    Total assets .............................   $ 316,443,591    $ 253,105,155
                                                 =============    =============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term bank borrowings .................   $  29,326,924    $  29,293,323
  Accounts payable ...........................      27,722,445       23,514,894
  Accrued expenses ...........................      12,566,475       11,194,421
  Income taxes ...............................      12,640,388       16,497,939
  Due to related parties .....................       9,661,647        5,418,795
  Due to shareholders ........................         486,875              496
  Current portion of long-term obligations ...      21,706,502       38,705,240
                                                 -------------    -------------
    Total current liabilities ................     114,111,256      124,625,108
Long-term obligations ........................      55,903,976          588,272
Deferred tax liabilities .....................         407,751          275,129

Minority interest in UAV .....................       3,205,167        5,141,620
Minority interest in Tarrant Mexico ..........      21,654,538       14,766,215

Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized;
   100,000 shares (2002) and no shares (2003)
   issued and outstanding ....................       8,820,573             --
Common stock, no par value, 35,000,000 shares
   (2002) and 100,000,000 shares (2003)
   authorized; 15,846,315 shares (2002) and
   27,614,763 shares (2003) issued and
   outstanding ...............................      69,368,239      107,891,426
Warrant to purchase common stock .............            --          1,798,733
Contributed capital ..........................       1,434,259        1,505,831
Retained earnings ............................      56,873,094       20,988,434
Notes receivable from officer/shareholder ....      (5,601,804)      (4,796,428)
Accumulated other comprehensive loss .........      (9,733,458)     (19,679,185)
                                                 -------------    -------------
    Total shareholders' equity ...............     121,160,903      107,708,811
                                                 -------------    -------------
    Total liabilities and shareholders' equity   $ 316,443,591    $ 253,105,155
                                                 =============    =============

                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                      ----------------------------------------
                                          2001          2002          2003
                                      ------------  ------------  ------------
Net sales...........................  $330,253,548  $347,390,930  $320,422,850
Cost of sales.......................   277,525,010   302,082,144   288,445,173
                                      ------------  ------------  ------------
Gross profit........................    52,728,538    45,308,786    31,977,677
Selling and distribution expenses...    14,345,356    10,757,029    11,329,414
General and administrative
 expenses...........................    33,136,008    30,082,061    31,767,122
Amortization of excess of cost over
 fair value of net assets acquired..     3,317,428        --            --
Write-off of prepaid expenses.......        --            --         2,771,989
Impairment of excess of cost over
 fair value of net assets acquired..        --            --        19,504,521
                                      ------------  ------------  ------------
Income (loss) from operations.......     1,929,746     4,469,696   (33,395,369)
Interest expense....................    (7,807,918)   (5,443,995)   (5,602,556)
Interest income.....................     3,255,843     4,748,144       424,518
Minority interest...................      (412,022)   (4,580,766)    3,461,243
Other income.......................      1,853,066     2,647,975     4,784,479
Other expense .....................       (855,994)   (2,004,073)   (1,425,346)
                                      ------------  ------------  ------------
Loss before provision for income
 taxes and cumulative effect of
 accounting change..................    (2,037,279)     (163,019)  (31,753,031)
Provision for income taxes..........       851,977     1,051,018     4,131,629
                                      ------------  ------------  ------------
Loss before cumulative effect of
 accounting change..................    (2,889,256)   (1,214,037)  (35,884,660)
Cumulative effect of accounting
 change.............................          --      (4,871,244)          --
                                      ------------  ------------  ------------
Net loss ...........................   $(2,889,256)  $(6,085,281) $(35,884,660)
                                      ============  ============  ============
Net loss per share - Basic and
Diluted:
 Before cumulative effect of
  accounting change.................  $      (0.18) $      (0.08) $      (1.97)
 Cumulative effect of accounting
  change............................           --          (0.30)          --
                                      ------------  ------------  ------------
 After cumulative effect of
  accounting change.................  $      (0.18) $      (0.38) $      (1.97)
                                      ============  ============  ============

Weighted average shares outstanding:
  Basic and Diluted.................    15,824,750    15,834,122    18,215,071


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                 Preferred    Number       Common      Number               Contributed   Retained
                                   Stock     of Shares      Stock    of Shares    Warrant     Capital     Earnings
                                ----------- ----------- ------------ ---------- ----------- ----------- ------------
Balance at December 31, 2000..   $       --          -- $ 69,302,683 15,820,315          -- $ 1,434,259 $ 65,847,631
  Net loss....................           --          --           --         --          --          --   (2,889,256)
  Currency translation........           --          --           --         --          --          --           --

  Comprehensive income........           --          --           --         --          --          --           --
  Exercise of stock options...           --          --       33,750     20,500          --          --           --
  Income tax benefit from
   exercise of stock options..           --          --        4,657         --          --          --           --
  Advances to shareholders,
   net........................           --          --           --         --          --          --           --
                                ----------- ----------- ------------ ---------- ----------- ----------- ------------
Balance at December 31, 2001..           --          --   69,341,090 15,840,815          --   1,434,259   62,958,375
  Net loss....................           --          --           --         --          --          --   (6,085,281)
  Currency translation........           --          --           --         --          --          --           --

  Comprehensive loss..........           --          --           --         --          --          --           --
  Exercise of stock options...           --          --       24,135      5,500          --          --           --
  Income tax benefit from
   exercise of stock options..           --          --        3,014         --          --          --           --
  Issuance of preferred stock.    8,820,573     100,000           --         --          --          --           --
  Repayment from shareholders,
   net........................           --          --           --         --          --          --           --
                                ----------- -----------  ----------- ---------- ----------- ----------- ------------
Balance at December 31, 2002..    8,820,573     100,000   69,368,239 15,846,315          --   1,434,259   56,873,094
  Net loss....................           --          --           --         --          --          --  (35,884,660)
  Currency translation........           --          --           --         --          --          --           --

  Comprehensive loss..........           --          --           --         --          --          --           --
  Conversion of preferred
   stock to common stock......   (8,820,573)   (100,000)   8,820,573  3,000,000          --          --           --
  Issuance of preferred stock
   and warrant, net...........   29,226,041     881,732           --         --   1,798,733          --           --
  Conversion of preferred
   stock to common stock......  (29,226,041)   (881,732)  29,226,041  8,817,320          --          --           --
  Issuance of common stock....           --          --      788,000    200,000          --          --           --
  Retirement of stock.........           --          --     (311,427)  (248,872)         --          --           --
  Compensation expense........           --          --           --         --          --      71,572           --
  Repayment from shareholders.           --          --           --         --          --          --           --
                                ----------- ----------- ------------ ---------- ----------- ----------- ------------

Balance at December 31, 2003..  $        --          -- $107,891,426 27,614,763 $ 1,798,733 $ 1,505,831 $ 20,988,434
                                =========== =========== ============ ========== =========== =========== ============


                               Accumulated
                                  Other         Notes          Total
                              Comprehensive     from        Shareholders
                              Income (Loss)  Shareholders      Equity
                              ------------   -------------  ------------
Balance at December 31, 2000..$   (719,004)  $  (5,376,486) $130,489,083
  Net loss....................          --             --     (2,889,256)
  Currency translation........   4,268,523             --      4,268,523
                                                            ------------
  Comprehensive income........          --             --      1,379,267
  Exercise of stock options...          --             --         33,750
  Income tax benefit from
   exercise of stock options..          --             --          4,657
  Advances to shareholders,
   net........................          --     (6,742,287)    (6,742,287)
                              ------------   ------------   ------------
Balance at December 31, 2001..   3,549,519    (12,118,773)   125,164,470
  Net loss....................          --             --     (6,085,281)
  Currency translation........ (13,282,977)            --    (13,282,977)
                                                           ------------
  Comprehensive loss..........          --             --    (19,368,258)
  Exercise of stock options...          --             --         24,135
  Income tax benefit from
   exercise of stock options..          --             --          3,014
  Issuance of preferred stock.          --             --      8,820,573
  Repayment from shareholders,
   net........................          --      6,516,969      6,516,969
                              ------------   ------------   ------------
Balance at December 31, 2002..  (9,733,458)    (5,601,804)   121,160,903
  Net loss....................          --             --    (35,884,660)
  Currency translation........  (9,945,727)            --     (9,945,727)
                                                            ------------
  Comprehensive loss..........          --             --    (45,830,387)
  Conversion of preferred
   stock to common stock......          --             --             --
  Issuance of preferred stock
   and warrant, net...........          --             --     31,024,774
  Conversion of preferred
   stock to common stock......          --             --             --
  Issuance of common stock....          --             --        788,000
  Retirement of stock.........          --             --       (311,427)
  Compensation expense........          --             --         71,572
  Repayment from shareholders.          --        805,376        805,376
                              ------------   ------------   ------------
Balance at December 31, 2003..$(19,679,185)  $ (4,796,428)  $107,708,811
                              ============   ============   ============

                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   Year Ended December 31,
                                                           2001             2002             2003
                                                       -------------    -------------    -------------
Operating activities:
Net loss ...........................................   $  (2,889,256)   $  (6,085,281)   $ (35,884,660)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Deferred taxes ...................................       1,273,305         (107,162)        (132,622)
  Depreciation and amortization ....................      14,564,623       10,130,132       16,097,595
  Accrued interest on note receivable ..............            --         (4,452,490)            --
  Cumulative effect of accounting change ...........            --          4,871,244             --
  Asset impairments ................................            --               --         22,276,510
  Inventory write-down .............................            --               --         10,986,153
  Loss on sale of fixed assets .....................          26,861            5,291          593,626
  Unrealized (gain) loss on foreign currency .......        (103,705)       1,014,696          560,602
  Minority interest ................................         757,927        4,426,080       (3,218,069)
  Gain on legal settlement .........................            --           (473,041)        (235,785)
  Compensation expense related to stock option .....            --               --             71,572
  Change in the provision for returns and discounts        1,830,841          453,167         (324,387)
  Changes in operating assets and liabilities:
    Restricted cash ................................            --               --         (2,759,742)
    Accounts receivable ............................       5,902,995       (7,141,536)       7,856,700
    Due to/from related parties ....................      (2,102,811)        (673,650)     (14,801,324)
    Inventory ......................................      10,474,030        5,818,431        9,626,509
    Temporary quota ................................        (142,221)         369,849             --
    Prepaid expenses and other receivables .........       1,385,875        1,551,324          590,046
    Accounts payable ...............................       2,343,419       (3,772,979)      (4,207,552)
    Accrued expenses and income tax payable ........      (3,270,616)       8,211,770        2,388,976
                                                       -------------    -------------    -------------
  Net cash provided by operating activities ........      30,051,267       15,493,145        9,484,148

Investing activities:
Purchase of fixed assets ...........................      (3,918,602)      (2,984,547)        (368,113)
Proceeds from sale of fixed assets .................            --               --            209,788
Acquisitions, net of cash ..........................      (6,750,391)      (2,355,954)            --
Collection on note receivable ......................       2,036,924             --               --
(Increase) decrease in other assets ................        (594,660)         509,524         (983,593)
Advances to shareholders/officers ..................      (6,218,458)      (1,008,591)            --
Collection of advances from shareholders/officers ..            --            169,991           88,723
                                                       -------------    -------------    -------------
  Net cash used in investing activities ............     (15,445,187)      (5,669,577)      (1,053,195)

Financing activities:
Short-term bank borrowings, net ....................     (16,927,528)       7,241,576         (161,194)
Proceeds from long-term obligations ................      52,894,023      198,551,201      239,280,109
Payment of long-term obligations and bank borrowings     (40,376,783)    (211,894,730)    (275,640,677)
Repayments of borrowings from shareholders/officers      (11,543,640)      (2,359,847)        (486,379)
Proceeds from issuance of preferred stock and
 warrant ...........................................            --               --         31,024,774
Repurchase of shares ...............................            --               --           (311,427)
Exercise of stock options including related tax
 benefit ...........................................          38,407           27,149             --
                                                       -------------    -------------    -------------
  Net cash used in financing activities ............     (15,915,521)      (8,434,651)      (6,294,794)

Effect of exchange rate on cash ....................         184,591       (1,524,882)        (204,677)
                                                       -------------    -------------    -------------
Increase (decrease)in cash and cash equivalents ....      (1,124,850)        (135,965)       1,931,482
Cash and cash equivalents at beginning of year .....       2,649,297        1,524,447        1,388,482
                                                       -------------    -------------    -------------
Cash and cash equivalents at end of year ...........   $   1,524,447    $   1,388,482    $   3,319,964
                                                       =============    =============    =============

                             See accompanying notes

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF CONSOLIDATION

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly "Fashion Resource, Inc.") , and its majority owned Subsidiaries located primarily in the U.S., Mexico, and Asia. At December 31, 2003, we own 75% of our subsidiaries in Mexico, 51% of Jane Doe International, LLC ("JDI"), and 50.1% of United Apparel Ventures
("UAV"). In January 2004, we acquired the remaining 49% interest in JDI. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 25% minority interest in our subsidiaries in Mexico are owned by affiliates of Mr. Kamel Nacif, one of our shareholders. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez.

We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, one of our shareholders. (See Note 14).

REVENUE RECOGNITION

Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid ("LDP") terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred.

We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. Generally, the factories pay us for the fabric with offsets against the price of the finished goods.

SHIPPING AND HANDLING COSTS

Freight charges are included in selling and distribution expenses in the statement of operations and amounted to $2,509,000, $2,136,000 and $1,817,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less when purchased. Restricted cash refers to cash deposit(s) held as collateral by landing institution(s) to either guarantee our liabilities and/or loans. Cash and cash equivalents, including restricted cash, held in foreign financial institutions totaled to $982,000 and $3,930,000 as of December 31, 2002 and 2003, respectively. Restricted cash is not considered a cash equivalent for purposes of the statement of cash flow.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial
obligations  (such  as  in  the  case  of  bankruptcy   filings  or  substantial
downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due us could be reduced by a material amount.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Under certain market conditions, we use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

                              TARRANT APPAREL GROUP

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

PRODUCT DESIGN, ADVERTISING AND SALES PROMOTION COSTS

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in operating expenses in the accompanying statements of operations (excluding the costs of manufacturing production samples) amounted to approximately $1,621,000, $1,225,000 and $1,306,000 in 2001, 2002 and 2003, respectively.

QUOTA

We purchase quota rights to be used in the importation of our products from certain foreign countries. The effect of quota transactions is accounted for as a product cost.

Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and were fully amortized at December 31, 2002 and 2003.

Temporary quota represents quota rights acquired from other permanent quota entitlement holders on a temporary basis. Temporary quota has a maximum life of twelve months. The cost of temporary quota purchased for use in the current year is assigned to inventory purchases while the cost of temporary quota acquired for usage in the year following the balance sheet date is recorded as a current asset. At December 31, 2002 and 2003, there were no temporary quota rights included in current assets.

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

         Buildings ...........................           35 to 40 years
         Equipment ...........................           7 to 15 years
         Furniture and Fixtures ..............           5 to 7 years
         Vehicles ............................           5 years
         Leasehold Improvements ..............           Term of lease

                              TARRANT APPAREL GROUP

INTANGIBLES

The excess of cost over fair value of net assets acquired was amortized over five to thirty years through December 31, 2001. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed our first annual assessment of impairment, which resulted in an impairment loss of $4.9 million. This amount is presented as cumulative effect of accounting change in our Consolidated Statements of Operations and Cash Flows.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on the lowest level of identifiable expected future cash flow, then a loss is recognized in the statement of operations using a fair value based model.

DEFERRED FINANCING COST

Included in the other assets are deferred financing costs of $949,000, $638,000 and $327,000 at December 31, 2001, 2002 and 2003, respectively. These costs of obtaining financing are being amortized as interest expense over the term of the related debt.

INCOME TAXES

We utilize SFAS No. 109, "Accounting for Income Taxes", which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

Our Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 17.5%. As of December 31, 2003, no domestic tax provision has been provided for $59.5 million of un-remitted retained earnings of these Hong Kong corporations, as we intend to maintain these amounts outside of the U.S. on a permanent basis.

NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". All options and warrants have been excluded from the computation in 2001, 2002 and 2003 as the impact would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currencies in which we transact business are the Hong Kong dollar and the peso in Mexico.

Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur.

                              TARRANT APPAREL GROUP

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that we could realize in a current market exchange. The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of our variable rate borrowings under the various short-term borrowings and long-term debt arrangements approximate fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash equivalents, trade accounts receivable, related party receivables and amounts due from factor.

Our products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. We make substantial sales to a relatively few, large customers. In order to minimize the risk of loss, we assign certain of our domestic accounts receivable to a factor without recourse or requires letters of credit from our customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. At December 31, 2002 approximately 31.7% of accounts receivable were due from two customers. At December 31, 2003 approximately 15.6% of accounts receivable were due from one customer. The following table presents the percentage of net sales concentrated with certain customers. Customer A represents a group of customers under common ownership.



                                                            2001   2002   2003
                                                            ----   ----   ----
Customer A................................................. 14.3%  12.7%  15.3%
Customer B................................................. 20.5%  17.6%  12.1%
Customer C................................................. 12.2%   9.7%   8.7%
Customer D.................................................  8.5%   9.9%   8.3%
Customer E.................................................  7.8%  17.4%   6.7%



We maintain demand deposits with several major banks. At times, cash balances may be in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the financial statements include allowance for returns, discounts and bad debts, valuation of long-lived and intangible assets and goodwill, and tax provision. Actual results could differ from those estimates.

EMPLOYEE STOCK OPTIONS

We account for employee stock options using the intrinsic value method rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the periods ended December 31, 2001 and 2002, no compensation cost was reflected in net income related to our stock options. For period ended December 31, 2003, $72,000 was recorded as an expense.

Pro forma information regarding net income and earnings per share is required by SFAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with

                              TARRANT APPAREL GROUP
the following weighted-average assumptions: weighted-average risk-free interest rate of 6% for 2001, 4% for 2002 and 2003; dividend yields of 0% for 2001, 2002 and 2003; weighted-average volatility factors of the expected market price of our common stock of 1.22 for 2001, 0.65 for 2002 and 2003; and a weighted-average expected life of the option of four years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                           2001          2002           2003
                                       -----------   -----------   ------------
Pro forma net loss..................   $(7,035,501)  $(9,519,060)  $(39,928,351)
Pro forma compensation expense, net
  of tax............................   $(4,146,245)  $(3,433,779)  $ (4,043,691)
Net loss as reported................   $(2,889,256)  $(6,085,281)  $(35,884,660)
Pro forma loss per share
  Basic and diluted.................   $     (0.44)  $     (0.60)  $      (2.19)
Net loss per share
  Basic and diluted.................   $     (0.18)  $     (0.38)  $      (1.97)


OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes all changes in equity (net assets) from non-owner sources such as foreign currency translation adjustments. We account for other comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income."

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 and will be applied prospectively, as applicable. We applied the provisions of SFAS No. 146 to the costs associated with our decision in 2003 to abandon its strategy of being both a trading and vertically integrated manufacturing company, as discussed in Notes 7 and 14 to the financial statements.

In November 2002, FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that guarantees issued after December 31, 2002 are recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. Adoption of FIN 45 did not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement provides alternate methods of transition for a voluntary

                              TARRANT APPAREL GROUP
change to the fair value method of accounting for stock-based compensation. This statement also amends the disclosure requirements of SFAS 123 and APB Opinion 28, "Interim Financial Reporting" to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS 148.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity ("VIE"). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE's that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. We have not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. We are not the primary beneficiary of any SPEs at December 31, 2003. We will adopt FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIEs, nor is the adoption of FIN 46(R) expected to result in the consolidation of any VIEs. We are continuing to evaluate the impact FIN 46(R) will have on its financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 as of July 1, 2003 did not have a material impact on our consolidated financial condition or results of operations.

CURRENCY RATE HEDGING

We manufacture in a number of countries throughout the world, including Hong Kong and Mexico, and, as a result, are exposed to movements in foreign currency exchange rates. Periodically we will enter into various currency rate hedges. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and equipment in the normal course of business. We utilize forward exchange contracts with maturities of one to three months. We do not enter into derivative financial instruments for speculative or trading purposes. We enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria. As a result, we mark to market all derivative instruments with the gain or loss included in other income (expense) (see Note 17). These instruments are intended to protect against exposure related to financing transactions (equipment) and income from international operations. The fair value of the exchange contracts was not significant at December 31, 2002 and 2003.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                              TARRANT APPAREL GROUP

2.       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:


                                                          December 31,
                                                    ------------------------
                                                       2002         2003
                                                    -----------  -----------
U.S. trade accounts receivable..................... $42,979,762  $30,729,774
Foreign trade accounts receivable..................  16,445,868   24,528,500
Due from factor....................................   4,176,598      955,534
Other receivables..................................   6,002,295    5,178,501
Allowance for returns, discounts and bad debts.....  (4,316,621)  (4,226,383)
                                                    -----------  -----------
                                                    $65,287,902  $57,165,926
                                                    ===========  ===========

The Debt Facility includes a factoring arrangement whereby GMAC advances against receivables from customers with debt ratings above BBB and factors the other
receivables  with  credit   insurance.   We  do  not  receive  advances  against
receivables covered by credit insurance of GMAC, and are paid only upon collection of proceeds. For this credit insurance arrangement, we pay the factor a commission of 60 basis points.

3.       INVENTORY

Inventory consists of the following:

                                                           December 31,
                                                     ------------------------
                                                         2002         2003
                                                     -----------  -----------
Raw materials, fabric and trim accessories.......... $12,451,447  $ 5,859,558
Raw cotton..........................................   1,017,963        --
Work-in-process.....................................   9,948,700    1,094,786
Finished goods shipments-in-transit.................   4,877,002    7,522,464
Finished goods......................................  16,487,042    8,774,783
                                                     -----------  -----------
                                                     $44,782,154  $23,251,591
                                                     ===========  ===========

We recorded a write down of our inventory totaling $10,986,153 in 2003 following our decision to withdraw from our owned and operated facilities in Mexico effective September 1, 2003. The write down reflected an adjustment to net realizable value of inventory identified for liquidation at reduced prices.

                              TARRANT APPAREL GROUP

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                       December 31,
                                            ---------------------------------
                                                 2002                2003
                                            -------------       -------------
         Land ........................      $   4,592,991       $   4,301,138
         Buildings ...................         58,389,310          54,871,724
         Equipment ...................        120,270,968         111,742,558
         Furniture and fixtures ......          2,428,858           2,441,058
         Leasehold improvements ......         10,657,364          11,357,892
         Vehicles ....................          1,099,538             496,942
                                            -------------       -------------
                                              197,439,029       $ 185,211,312
         Less accumulated depreciation
          and amortization ...........        (37,440,400)        (49,565,561)
                                            -------------       -------------
                                            $ 159,998,629       $ 135,645,751
                                            =============       =============

Depreciation expense, including amortization of assets recorded under capital leases, totaled $10,903,237, $10,056,154 and $15,663,248 for the years ended
December 31, 2001, 2002 and 2003, respectively.

5.       ACQUISITIONS

TWILL MILL

On December 2, 1998, we contracted to acquire a fully operational facility being constructed in Puebla, Mexico by Tex Transas, S.A. de C.V. ("Tex Transas"). Construction of this facility commenced in the third quarter of 1998, and it was anticipated that we would take possession of this facility in fiscal 2000. On October 16, 2000, we revised our agreement regarding the fully operational facility to extend our option to purchase the facility.

On December 31, 2002, we acquired certain assets of this twill mill located in Puebla, Mexico from Tex Transas, S.A. de C.V. ("Tex Transas") and Inmobiliaria Cuadros, S.A. de C.V. ("Cuadros"), both of which were affiliated with Kamel Nacif. The price paid for the asset acquisition consisted of 100,000 shares (the Shares) of our Series A Preferred Stock valued at $8.8 million, a 25% equity stake in Tarrant's wholly-owned subsidiary, Tarrant Mexico S. de R.L. de C.V., the cancellation of approximately $56.9 million of certain notes and accounts receivables due from the sellers and their affiliates and a cash payment of $500 resulting in a total purchase price of $87.4 million. The acquisition of the twill mill had been accounted for as the acquisition of a discrete operating asset. Therefore no amounts were recorded as goodwill, but were allocated to either the assets acquired or the consideration paid based on independent valuations received by us. As discussed in Note 7, we ceased operating our facilities in Mexico and leased these assets back to affiliates of Mr. Kamel Nacif.

On December 31, 2002, we recorded $4.5 million of interest income, which represented accrued interest on one of the canceled notes receivable. The interest was recorded as the cash was collected. Pursuant to the terms of the purchase agreement, interest was accrued through December 31, 2002 as part of the purchase price.

UNITED APPAREL VENTURES

On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, the Chairman of the Company, called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our

                              TARRANT APPAREL GROUP
wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements. Since October 2002 and March 2003, UAV has begun to service both parties' business with Express and Levi Strauss & Co., respectively. UAV makes purchases from two related parties in Mexico, an affiliate of Azteca and Tag-It Pacific, Inc.

AJALPAN

On March 29, 2001, we completed the acquisition of a sewing facility located in Ajalpan Mexico from Confecciones Jamil, S.A. de C.V, which is majority owned by Kamel Nacif, one of our shareholders. We used this facility, which was newly constructed during 1999 and commenced operations in 2000, for production during 2000 and 2001. The results of Ajalpan have been consolidated into our results commencing on March 29, 2001.

We paid $11 million for this operating facility. This entire amount had been paid in cash and the transfer of certain of our receivables to the seller. The assets acquired include land, buildings and all equipment. This transfer had been accounted for as a purchase and the purchase price had been allocated based on the fair market value of assets acquired and liabilities assumed. The excess of cost over fair value of net assets acquired was $4.7 million. Included in the SFAS No. 142 charge in 2002 was a $1.7 million impairment loss related to Ajalpan. We wrote off the remaining goodwill balance of $2.7 million during the year ended December 31, 2003, in connection with the restructuring of our Mexico operations, as discussed in Note 7.

JANE DOE

On April 12, 2000, we formed a new company, Jane Doe International, LLC ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI was owned 51% by Fashion Resource (TCL), Inc., our subsidiary, and 49% by Needletex, Inc. In connection with the establishment of JDI, JDI entered into an employment agreement with Patrick Bensimon, the principal shareholder of Needeltex, Inc., which provided for the payment of a salary to Patrick Bensimon and a bonus tied to the new company's sales performance. The existing lenders to Needletex, Inc. agreed to the asset transfer in return for, among other things, the confirmation of Patrick Bensimon's continuing guaranty of the loan obligations, the assumption of the loan obligations by JDI and a guaranty of those obligations by us. We received an express indemnity by Needletex, Inc. and Patrick Bensimon to reimburse us for all amounts we paid to those lenders for the account of Needletex and Patrick Bensimon. The amounts paid to those lenders totaled $1.4 million and was recorded as additional goodwill. The goodwill was included in the 2002 SFAS 142 impairment charge.

In March 2001, we converted JDI from an operating company to a licensing company and entered into two licenses in regard to the use of the Jane Doe trademark. Thereafter a dispute arose as to whether Patrick Bensimon had performed in accordance with his terms of employment set forth in the Employment Agreement. When an amicable resolution of this dispute could not be achieved, Patrick Bensimon commenced an arbitration preceding against his employer, JDI, Fashion Resource (TCL), Inc., the managing member of Jane Doe International and us. The licensing activities on this trademark have been largely dormant since 2002 pending the outcome of the litigation with Patrick Bensimon. Included in the SFAS No. 142 charge in 2002 was a $3.2 million impairment loss related to JDI, see Note 7.

On January 21, 2003, after hearing, the arbitration panel issued an interim award in favor of Patrick Bensimon awarding him $1,425,655 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. On April 7, 2003, the panel issued a final award in favor of Patrick Bensimon confirming the prior interim award and awarding Patrick Bensimon costs and attorneys fees in the amount of $489,640. We had a total of $1.6 million reserve for litigation as of December 31, 2002. In January 2004, we settled the employment litigation with Patrick Bensimon for $1.2 million in cash and forgiveness of approximately $859,000 in debts owed by Needletex Inc. As part of the settlement, we received the remaining 49% interest in JDI. We also settled with our insurance carrier for a cash payment of $330,000. An additional expense of approximately $379,000 was made in the fourth quarter of 2003 to cover the forgiveness of debts.

                              TARRANT APPAREL GROUP

6.       OTHER ASSETS

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10 year term of the agreement. Private Brands also entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands will design and manufacture a full collection of American Rag apparel, which will be distributed by FMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. The investment in American Rag, LLC totaling $1.4 million at December 31, 2003 is accounted for under the equity method and included in other assets.

7.       IMPAIRMENT OF ASSETS

IMPAIRMENT OF GOODWILL

Goodwill is classified as "excess of costs over fair value of net assets acquired" on the accompanying balance sheets. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142 along with continuing difficulties being experienced in the industry, we recorded a non-cash charge of $4.9 million in the first quarter of 2002 to reduce the carrying value of goodwill to the estimated fair value.

The following table presents our results on a comparable basis:

                                                       Year  Ended December  31,
                                         ------------------------------------------------
                                              2001             2002              2003
                                         -------------    -------------    --------------
Reported net loss ....................   $  (2,889,256)   $  (1,214,037)   $  (35,884,660)
Goodwill amortization, net of tax ....       2,089,980             --                --
                                         -------------    -------------    --------------

Adjusted net loss before cumulative
effect of accounting change ..........        (799,276)      (1,214,037)      (35,884,660)
Cumulative effect of accounting change            --         (4,871,244)             --
                                         -------------    -------------    --------------

Adjusted net loss ....................   $    (799,276)   $  (6,085,281)   $  (35,884,660)
                                         -------------    -------------    --------------


Basic and diluted earnings per common
share:
Reported loss before cumulative effect
 of accounting change ................   $       (0.18)   $       (0.08)   $        (1.97)
Goodwill amortization, net of taxes ..            0.13          --                --
                                         -------------    -------------    --------------

Adjusted loss before cumulative effect
 of accounting change ................           (0.05)           (0.08)            (1.97)
Cumulative effect of accounting change         --                 (0.30)          --
                                         -------------    -------------    --------------

Adjusted net loss ....................   $       (0.05)   $       (0.38)   $        (1.97)
                                         =============    =============    ==============

                              TARRANT APPAREL GROUP

In 2003, we ceased directly operating a substantial majority of our equipment and fixed assets in Mexico, and started leasing a large portion of our manufacturing facilities and operations in Mexico to affiliates of Mr. Kamel Nacif, one of our shareholders, effective September 1, 2003. During 2003, we made an interim review of our goodwill and intangible assets and wrote off all goodwill and intangible assets affected by our strategic changes in Mexico. Write-offs included $9.1 million and $2.7 million directly relating to Tarrant Mexico - Famian and Ajalpan divisions, respectively, and another $7.5 million relating to of Rocky Apparel LLC ("Rocky"). It is unlikely that Tommy Hilfiger, whose business we acquired in the Rocky acquisition, will continue to purchase merchandise from UAV following implementation of the restructuring in Mexico. In 2003, we had also written off the remaining goodwill of $150,000 relating to the acquisition of JDI due to the litigation with the minority shareholder.

The following table displays the change in the gross carrying amount of goodwill by reporting units at the end of December 31, 2003:

                                                                                 REPORTING
                                                                                   UNITS
                                               ----------------------------------------------------------------------------
                                                                  TARRANT         TARRANT      TAG MEX INC.     FR TCL. -
                                                                  MEXICO -       MEXICO -        - ROCKY       CHAZZZ & MGI
                                     TOTAL        JANE DOE        AJALPAN         FAMIAN         DIVISION        DIVISION
                               ------------    ------------    ------------    ------------    ------------    ------------
Balance as of
  December 31, 2001 ........   $ 29,196,886    $  1,904,529    $  4,427,843    $  7,260,133    $  7,521,536    $  8,082,845
Additional purchase price ..      3,050,000            --              --         2,550,000            --           500,000
Additional liabilities
  assumed ..................      1,428,588       1,428,588            --              --              --              --
Impairment losses ..........     (4,871,244)     (3,182,779)     (1,688,465)           --              --              --
Foreign currency translation       (740,211)           --              --          (740,211)           --              --
                               ------------    ------------    ------------    ------------    ------------    ------------
Balance as of
  December 31, 2002 ........     28,064,019         150,338       2,739,378       9,069,922       7,521,536       8,582,845
Impairment losses ..........    (19,504,521)       (150,338)     (2,739,378)     (9,093,269)     (7,521,536)           --
Foreign currency translation         23,347            --              --            23,347            --              --
                               ------------    ------------    ------------    ------------    ------------    ------------
Balance as of
  December 31, 2003 ........   $  8,582,845    $          0    $          0    $          0    $          0    $  8,582,845
                               ============    ============    ============    ============    ============    ============


IMPAIRMENT OF OTHER ASSETS

On June 28, 2000, we signed an exclusive production agreement with Manufactures Cheja ("Cheja") through February 2002. We had agreed on a new contract to extend the agreement for an additional quantity of 6.4 million units beginning April 1, 2002, which was amended on November 8, 2002, for the manufacturing of 5.7 million units through September 30, 2004. In June 2003, we determined that we no longer expected to recoup advances to Cheja related to the production agreement. In June 2003, we wrote off $2.8 million of remaining advances to Cheja.

                              TARRANT APPAREL GROUP

8.       DEBT

Debt consists of the following:

                                                          December 31,
                                                 ------------------------------
                                                     2002               2003
                                                 ------------      ------------

Short term bank borrowings:
  Import trade bills payable ...............     $  5,686,327      $  3,113,030
  Bank direct acceptances ..................       11,272,375        12,660,945
  Other Hong Kong credit facilities ........        6,206,103        11,375,363
  Other Mexican credit facilities ..........        4,968,309         2,143,985
  Uncleared checks .........................        1,193,810              --
                                                 ------------      ------------
                                                 $ 29,326,924      $ 29,293,323
                                                 ============      ============

Long term debt:
  Vendor financing .........................     $  7,257,683      $  3,971,490
  Equipment financing ......................        9,682,290         3,710,355
  Debt facility ............................       58,193,505        31,611,667
  Other debt (including capital leases) ....        2,477,000              --
                                                 ------------      ------------
                                                   77,610,478        39,293,512
  Less current portion .....................      (21,706,502)      (38,705,240)
                                                 ------------      ------------
                                                 $ 55,903,976      $    588,272
                                                 ============      ============

IMPORT TRADE BILLS PAYABLE AND BANK DIRECT ACCEPTANCES

On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 4.5% per annum at December 31, 2003. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. We were in compliance with all the covenants in the third quarter of 2002. In the fourth quarter of 2002, we violated the fixed charge ratio covenant and obtained a waiver at a cost of $5,000. In the first quarter of 2003, we were in violation of the no-consecutive-quarterly-losses covenant and the fixed charge ratio covenant and obtained a waiver for the quarter for a fee of $10,000. In the second quarter of 2003, we breached all the financial covenants and obtained a waiver for the quarter for a fee of $25,000. In October 2003, we established new financial covenants with UPS for the period ended September 30, 2003 and the remainder of fiscal 2003 based on projection. We were in compliance with all the covenants in the third and fourth quarters of 2003. Tangible net worth, fixed charge ratio and leverage ratio were fixed at $65 million, 0.74 to 1 and 2.55 to 1, respectively, for the fourth quarter of 2003. Capital Expenditures were capped at $800,000 per quarter. As of December 31, 2003, we were in compliance with these covenants. In December 2003, a temporary additional line of credit consisting of a $2.8 million standby letter of credit was made available to us against a restricted deposit $2.8 million. This temporary facility was cancelled in February 2004 and the deposit has since been released. The expiration date of our main credit facility with UPS has been extended to December 31, 2004 with certain conditions. One of the conditions requires that on or before May 31, 2004, we have to refinance the Debt Facility currently provided by GMAC Commercial Credit LLC. If we fail to satisfy this condition, we will incur a penalty of $100,000 payable to UPS. As of December 31, 2003, $23.7 million was outstanding under this facility, and an additional $350,000 was available for future borrowings. In addition, $1.2 million of open letters of credit was outstanding as of December 31, 2003.

                              TARRANT APPAREL GROUP

Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez and Todd Kay, and our guarantee. In August 2003, the letter of credit facility increased to HKD 23 million (equivalent to US $3.0 million). In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of December 31, 2003, $2.9 million was outstanding under this facility. In addition, $0.3 million of open letters of credit was outstanding as of December 31, 2003.

OTHER MEXICAN CREDIT FACILITIES

At December 31, 2003, Tarrant Mexico S. de R.L. de C.V., Famian division is indebted to Banco Nacional de Comercio Exterior SNC in the amount of $2.1 million pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We are now repaying $250,000 plus interest (LIBOR plus 6%) monthly on this facility.

VENDOR FINANCING

During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments, which commenced in February 2000. Of this amount, $4.0 million was outstanding as of December 31, 2003. Of the $4.0 million, $2.7 million is denominated in Euros and the remainder is payable in U.S. dollars.

An unrealized gain of $104,000 and unrealized losses of $1.0 million and $561,000 were recorded at December 31, 2001, 2002 and 2003, respectively, related to foreign currency fluctuations and were recorded in other income in the accompanying financial statements.

From time to time, we open letters of credit under an uncommitted credit arrangement with Aurora Capital Associates, which issues these credits through Israeli Discount Bank. As of December 31, 2003, $564,000 was outstanding under this facility and $3.9 million of letters of credit were open under this arrangement.

EQUIPMENT FINANCING

We have an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which matures in November 2005. The loan is secured by equipment located in Puebla and Tlaxcala, Mexico. As of December 31, 2003, this facility had a balance of $3.6 million. Interest accrues at a rate of 2.5% over LIBOR. Under this facility, we are subject to covenants on tangible net worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. In the first quarter of 2002, we breached the no-consecutive-quarterly-losses covenant and obtained a waiver at a cost of $10,000. We complied with all the covenants in the other three quarters. In the first and second quarters of 2003, we were in violation of the no-consecutive-quarterly-losses covenant and obtained waivers at the cost of $25,000 and $50,000 respectively. We were in compliance with all the covenants in the third and fourth quarters of 2003. The waiver for breach of covenants in the previous quarter required additional collateral in the form of a second lien on our headquarters, which is owned by Messrs. Guez, our Chairman of the Board and Kay, our Vice Chairman. Due to an objection by the first-lien holder to the second lien, we have agreed to accelerate the monthly repayment installment by approximately $75,000 commencing January 2004 in lieu of the additional collateral. In addition, there was approximately $100,000 of notes payable to various vendors.

We also had an equipment loan of $5.2 million from Bank of America Leasing ("BOA"). The amount outstanding as of December 31, 2002 was $2.4 million. In October 2003, we paid off the BOA facility in its entirety.

The Debt Facility with GMAC Commercial Credit, LLC ("GMAC") (described below) and the credit facilities with GE Capital and UPS all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE

                              TARRANT APPAREL GROUP

Capital constitutes an event of default, entitling these banks to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

DEBT FACILITY

We are party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provides a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility also provides a term loan of $25 million, which is being repaid in monthly installments of $687,500. The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined), and is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. This facility bears interest at 6% per annum at December 31, 2003. Under the facility, we are subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and are prohibited from paying dividends. In 2002, we violated the net worth and fixed charge covenants in the third quarter and obtained a waiver for the quarter for a fee of $50,000. We complied with all the covenants in the other three quarters. In the first and second quarters of 2003, we were in violation of all the financial covenants and obtained waivers from GMAC for each quarter at the cost of $45,000 and $100,000 respectively. In October 2003, we established new financial covenants with GMAC for the period ended September 30, 2003 and the remainder of fiscal 2003 based on our projections. We were in compliance with all the covenants in the third and fourth quarters of 2003. Tangible net worth, fixed charge ratio and leverage ratio in the final quarter were fixed at $65 million, 0.74 to 1 and 2.55 to 1, respectively. A total of $31.6 million (of which $4.8 million related to the term portion) was outstanding under the Debt Facility at December 31, 2003. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at December 31, 2003.

Debt covenants for the GMAC facility and UPS facility have not been established for fiscal 2004 and are expected to be set before the end of April 2004. We believe that the covenants will be no more restrictive than the covenants set in 2003.

The Debt Facility with GMAC and the credit facilities with UPS and GE Capital all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default under all of the credit facilities, entitling these financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

Annual maturities for the long term debt and capital lease obligations are $38,705,240 (2004), $543,670 (2005), $12,854 (2006), $13,647 (2007), $14,489
(2008) and $3,613 (thereafter). The effective interest rate on short-term bank borrowing as of December 31, 2001, 2002 and 2003 were 6.7%, 4.1% and 5.3%, respectively.

GUARANTEES

Guarantees have been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We have not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-it in order to ensure our production in a timely manner. If Tag-it ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-it for purchases made on our behalf. We have not had to perform under these guarantees since inception. It is not predictable to estimate the fair value of the guarantee; however, we do not anticipate that we will incur losses as a result of these guarantees. As of December 31, 2003, Tag-It Pacific Inc. had approximately $83,000 due to RVL Inc.

                              TARRANT APPAREL GROUP

9.       INCOME TAXES

The provision (credit) for domestic and foreign income taxes is as follows:

                                            Year Ended December 31,
                              -------------------------------------------------
                                  2001               2002               2003
                              -----------        -----------        -----------
Current:
  Federal .............       $(1,272,918)       $  (307,684)       $ 2,400,000
  State ...............             1,079            293,055           (241,948)
  Foreign .............           850,511          1,162,798          2,106,199
                              -----------        -----------        -----------
                                 (421,328)         1,148,169          4,264,251
Deferred:
  Federal .............           999,201               --                 --
  State ...............           232,821               --                 --
  Foreign .............            41,283            (97,151)          (132,622)
                              -----------        -----------        -----------
                                1,273,305            (97,151)          (132,622)
                              -----------        -----------        -----------
    Total .............       $   851,977        $ 1,051,018        $ 4,131,629
                              ===========        ===========        ===========

The source of loss before the provision for taxes and cumulative effect of accounting change is as follows:

                                               Year Ended December 31,
                                     ------------------------------------------
                                          2001           2002           2003
                                     ------------   ------------   ------------
Federal............................  $ (8,582,448)  $(11,061,937)  $(18,609,818)
Foreign............................     6,545,169     10,898,918    (13,143,213)
                                     ------------   ------------   ------------
    Total..........................  $ (2,037,279)  $   (163,019)  $(31,753,031)
                                     ============   ============   ============


Our effective tax rate differs from the statutory rate principally due to the following reasons: (1) A full valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since recoverability of those assets has not been assessed as more likely than not; (2) Although we have taxable losses in Mexico, it is subject to a minimum tax; and (3) The earnings of our Hong Kong subsidiary are taxed at a rate of 17.5% versus the 35% U.S. federal rate.

                              TARRANT APPAREL GROUP

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (benefit) on income is as follows:


                                                Year Ended December 31,
                                     ------------------------------------------
                                         2001           2002           2003
                                     -----------    -----------    ------------
Income tax (benefit) based on
 federal statutory rate ..........   $  (713,048)   $(1,761,992)   $(11,113,561)
State income taxes, net of federal
 benefit .........................       152,035        190,486        (157,266)
Effect of foreign income taxes ...     1,494,708      1,162,798       2,862,550
Nondeductible goodwill impairment           --             --         4,141,426
Increase in tax reserve ..........          --             --         2,400,000
Increase (decrease) in valuation
 allowance and other .............       (81,718)     1,459,726       5,998,480
                                     -----------    -----------    ------------
                                     $   851,977    $ 1,051,018    $  4,131,629
                                     ===========    ===========    ============


Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:


                                                           December 31,
                                                   ----------------------------
                                                       2002            2003
                                                   ------------    ------------
Deferred tax assets:
  Provision for doubtful accounts and unissued
   credits .....................................   $    835,980    $  1,149,051
  Provision for other  reserves ................      1,347,609       2,711,566
  Domestic and foreign loss carry forwards and
   foreign tax credits .........................        850,326       2,050,179
  Deferred compensation and benefits ...........        238,232         197,486
  Goodwill impairment ..........................      1,260,492       4,422,837
                                                   ------------    ------------
    Total deferred tax assets ..................      4,532,639      10,531,119
Deferred tax liabilities:
  Other ........................................       (407,751)       (275,129)
                                                   ------------    ------------
                                                       (407,751)       (275,129)
Valuation allowance for deferred tax assets ....     (4,532,639)    (10,531,119)
                                                   ------------    ------------
Net deferred tax liabilities ...................   $   (407,751)   $   (275,129)
                                                   ============    ============


In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination by an aggregate of approximately $14.5 million. This adjustment would

                              TARRANT APPAREL GROUP
also result in additional state taxes and interest of approximately $12.6 million. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the balance sheet included in the Consolidated Financial Statements under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying balance sheet.

10.      COMMITMENTS AND CONTINGENCIES

We have entered into various non-cancelable operating lease agreements, principally for executive office, warehousing facilities and production facilities with unexpired terms in excess of one year. Certain of these leases provided for scheduled rent increases. We record rent expense on a straight-line basis over the term of the lease. The future minimum lease payments under these non-cancelable operating leases are as follows:

                                                        Related
                                                         Party           Other
                                                       ----------     ----------
2004.................................................. $  336,774     $  479,633
2005..................................................         --        195,459
2006..................................................         --        156,083
2007..................................................         --        102,163
2008..................................................         --             --
Thereafter............................................         --             --
                                                       ----------     ----------
  Total future minimum lease payments................. $  336,774     $  933,338
                                                       ==========     ==========

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $2,968,000, $3,166,000 and $3,101,000 for 2001, 2002 and 2003, respectively.

We had open letters of credit of $17,778,561, $15,458,189 and $5,975,908 as of December 31, 2001, 2002 and 2003, respectively.

We have two employment contracts dated January 1, 1998 with two executives providing for base compensation and other incentives. On April 1, 2003, we amended each of these contracts to extend the term through March 31, 2006, and to provide for base salary per annum of $500,000 for the period from April 1, 2003 to March 31, 2004, $750,000 for the period from April 1, 2004 to March 31, 2005, and $1,000,000 for the period from April 1, 2005 to March 31, 2006. Additionally, we agreed to pay each of these executives an annual bonus (the "Annual Bonus") for fiscal years ended December 31, 2003, 2004 and 2005 in an amount, if any, equal to ten percent (10%) of the amount by which our actual pre-tax income for such fiscal year exceeds the amount of projected pre-tax income set forth in our annual budget for the same fiscal year as approved by our Board of Directors. No bonuses were paid to these executives for the fiscal year ended December 31, 2003.

                              TARRANT APPAREL GROUP

On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif is one of our stockholders. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico in exchange for use of the remaining facilities. The term of the management services agreement is also for a period of 6 years. Additionally, we have agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. See Note 14. Using current market prices, the purchase commitment would be approximately $18 million per year.

Following the reduction in workforce in our Mexico operations, we became the target of workers rights activists who have picketed our customers, stuffed electronic mailboxes with protests and threatened our customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we project a loss of approximately $75 million in revenue from sales of Mexico-produced merchandise for 2004.

We are involved from time to time in routine legal matters incidental to our business. In our opinion, resolution of such matters will not have a material effect on our financial position or results of operations.

11.      EQUITY

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Our Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 5,100,000 shares (as adjusted for a stock split effective May 1998) of our common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant. The Plan was also amended to expand the types of awards, which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits. At December 31, 2003, the Plan has 2,573,913 options available for future grant.

In October 1998, we granted 1,000,000 non-qualified stock options not under the Plan. The options were granted to our Chairman and Vice Chairman at $13.50 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2008 and vest over four years. In May 2002, we granted 3,000,000 non-qualified stock options not under the Plan. The options were granted to our Chairman, Vice Chairman and Mr. Kamel Nacif at

                              TARRANT APPAREL GROUP

$5.50 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2012 and vest over three years. In May 2003, we granted 2,000,000 non-qualified stock options not under the Plan to our Chairman and Vice Chairman. The options were granted at $3.65 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over four years. In December 2003, we granted 400,000 non-qualified stock options not under the Plan to our President. The options were granted at $3.94 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over four years.

A summary of our stock option activity, and related information is as follows:

                                                December 31,
                          -----------------------------------------------------------
                                 2001                2002                 2003
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  2,697,487   $14.29  3,520,737   $11.90  6,376,487   $ 8.89
  Granted...............    955,000     5.18  3,004,000     5.50  3,288,100     3.67
  Exercised.............     (8,500)    3.97     (5,500)    4.39        --        --
  Forfeited.............   (123,250)   12.65   (142,750)   12.14   (738,500)    6.91
                          ---------           ---------           ---------
Outstanding at end of
 year...................  3,520,737   $11.90  6,376,487   $ 8.89   8,926,087  $ 7.13
                          =========           =========            =========
Exercisable at end of
 year...................  2,173,587   $14.29  3,535,487   $11.35   4,028,487  $10.56
Weighted average per
 option fair value
 of options granted
 during the year........              $ 3.89              $ 2.89              $ 1.92

                              TARRANT APPAREL GROUP

The following table summarizes information about stock options outstanding at December 31, 2003:

                            Options Outstanding            Options Exercisable
                  -----------------------------------     ----------------------
                                 Weighted
                                  Average     Weighted                  Weighted
                                 Remaining     Average                   Average
                     Number     Contractual   Exercise       Number     Exercise
Exercise Price    Outstanding      Life        Price      Exercisable    Price
------------------------------------------------------    ----------------------
$2.84 -   3.65     2,688,100       9.5         $3.63               --    $ 0.00
 3.94 -   5.09     1,121,862       8.0          4.47          487,862      4.87
 5.50              3,004,000       8.3          5.50        1,501,000      5.50
 5.55 -   9.97       503,000       4.6          7.03          430,500      7.20
13.50 -  15.50     1,026,000       4.7         13.51        1,026,000     13.51
18.44 -  18.54        39,625       4.7         18.49           39,625     18.49
25.00                500,000       5.3         25.00          500,000     25.00
33.13 -  39.97        41,500       5.2         39.31           41,500     39.31
45.50                  2,000       5.3         45.50            2,000     45.50
                  ----------                              -----------
$2.84 -  45.50     8,926,087       7.8         $7.13        4,028,487    $10.56
                  ==========                              ===========

12. EQUITY TRANSACTIONS

In connection with the twill mill acquisition in December 2002, we issued 100,000 Series A Convertible Preferred Shares ("Preferred Shares"). The Preferred Shares accrue dividends at an annual rate of 7% of the initial stated value of $88.20 per share and have no voting rights. The Shares issued had been converted into 3,000,000 shares of common stock at the annual meeting held on May 28, 2003 in accordance with the original conversion terms. We granted the holder of the shares of common stock issuable upon conversion of the Preferred Shares "piggyback" registration rights, which provide such holder the right, under certain circumstances, to have such shares registered for resale under the Securities Act of 1933. In the event of our liquidation, dissolution or winding-up, the Preferred Shares were entitled to receive, prior to any distribution on the common stock, a distribution equal to the initial stated value of the Preferred Shares plus all accrued and unpaid dividends.

In  October  2003,  we sold an  aggregate  of  881,732  shares  of the  Series A
Convertible Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31 million, after payment of commissions and expenses. We used the proceeds of this offering to pay down vendors and reduce debts. The preferred stock was converted into an aggregate of 8,817,320 shares of common stock following a special meeting of shareholders held on December 4, 2003 in accordance with the original conversion terms. We have registered the shares of common stock issued upon conversion of the Series A Preferred Stock with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, we issued a warrant to purchase 881,732 shares of common stock to the placement agent. The warrants are exercisable beginning April 17, 2004 through October 17, 2008 and have a per share exercise price of $4.65. Warrant was valued using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.51; and an expected life of four years.

In November 2003, we issued an aggregate of 200,000 shares of common stock to Antonio Haddad Haddad, Miguel Angel Haddad Yunes, Mario Alberto Haddad Yunes, and Marco Antonio Haddad Yunes in partial settlement of the balance of

                              TARRANT APPAREL GROUP
approximately $2.5 million in obligations owed these parties arising from our acquisition of their factories in 1998. The fair value of the common stock issued on the date of issuance was $3.94 per share, resulting in a reduction of our obligation by $788,000. Each of these investors represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that the investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction not involving any public offering.

During the year of 2003, we retired a total of 248,872 shares of common stock relating to shares repurchased but uncancelled before 2001 and shares repurchased this year from Gabe Zeitouni, upon exercising his put option under an agreement dated July 10, 2000.

In November 2003, our board of directors adopted a shareholders rights plan. Pursuant to the plan, we issued a dividend of one right for each share of our common stock held by shareholders of record as of the close of business on December 12, 2003. Each right initially entitled shareholders to purchase a fractional share of our Series B Preferred Stock for $25.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Generally, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of our common stock while the shareholder rights plan remains in place, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable, by all rights holders other than the acquiring person or group, for our shares or shares of the third party acquirer having a value of twice the right's then-current exercise price. The shareholder rights plan is designed to guard against partial tender offers and other coercive tactics to gain control of our company without offering a fair and adequate price and terms to all of our shareholders. The plan was not adopted in response to any efforts to acquire our company, and we are not aware of any such efforts.

Our credit agreement prohibits the payment of dividends during the term of the agreement.

13.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


                                       2001             2002             2003
                                   -----------      -----------      -----------
Cash paid for interest .......     $ 4,473,000      $ 2,361,000      $ 2,856,000
                                   ===========      ===========      ===========
Cash paid (refunded) for
   income taxes ..............     $(2,554,000)     $(5,086,000)     $   378,000
                                   ===========      ===========      ===========


During 2001, we transferred $5.5 million in receivables to the seller in connection with the purchase of Ajalpan. In 2002, we acquired certain assets of a twill mill located in Puebla, Mexico. Included in the consideration paid were 100,000 shares of Series A Preferred Stock valued at $8.8 million, a 25% equity stake in our wholly-owned subsidiary, Tarrant Mexico and the cancellation of approximately $56.9 million of certain notes and accounts receivable due from the sellers and their affiliates for a total purchase price of $87.4 million. These non-cash transactions have been excluded from the respective statements of cash flows.

In 1999, we acquired Industrial Exportadora Famian from the Haddad family. In accordance with the acquisition agreement, we had to pay certain amount of earnouts to the vendors annually. As of October 31, 2003, total earnouts accrued but not paid amounted to about $2.5 million. In November 2003, we entered into an agreement with the Haddad family to satisfy the amount owed by issuing to four family members a total of 200,000 shares of common stock, with a fair value of $788,000. In addition, we gave them 400,000 yards of our stock fabric, 100,000 pairs of pants, and a fleet of old vehicles, with an aggregate book value of approximately $1.5 million. Included in other income was a gain of $236,000 resulting from this settlement.

In 2003, we reduced a shareholder receivable for $722,000 from Mr. Kamel Nacif against vendor payables owed to entities controlled by Mr. Nacif.

14.      RELATED-PARTY TRANSACTIONS

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                             2001          2002          2003
                                         -----------   -----------   -----------
Sales to related parties ..............  $ 8,340,000   $ 4,864,000   $22,296,000
Purchases from related parties ........  $32,095,000   $76,231,000   $72,329,000

As of December 31, 2002 and 2003, related party affiliates were indebted to us in the amounts of $14.6 million and $22.9 million, respectively. These include amounts due from our shareholders of $5.6 million and $4.8 million at December 31, 2002 and 2003, respectively, which have been shown as reductions to shareholders' equity in the accompanying financial statements. Total interest paid by related party affiliates, the Chairman and the Vice Chairman were $368,000 and $374,000 for the years ended December 31, 2002 and 2003, respectively. During

                              TARRANT APPAREL GROUP

2001, Kamel Nacif advanced us a total of $18.1 million for working capital purposes. Such advances were short-term and were paid back within 30 days of the advance.

From time to time, we have borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez, Kay and Nacif. The maximum amount of such borrowings from Mr. Kay during 2003 was $487,000. The maximum amount of such advances to Mr. Guez during 2003 was approximately $4,879,000. Mr. Guez had an outstanding advance from us in the amount of $4,796,000 as of December 31, 2003. As of December 31, 2002, we were indebted to Mr. Kay in the amount of $487,000. Mr. Guez had an outstanding advance from us of $4,879,000 as of December 31, 2002. As of December 31, 2002 Mr. Kamel Nacif was indebted to us for $723,000. All advances to, and borrowings from, Mr. Guez and Mr. Kay in 2003 bore interest at the rate of 7.75%. All existing loans to officers and directors before July 30, 2002 are grandfathered under the Sarbanes-Oxley Act of 2002. No further personal loans will be made to officers and directors in compliance with the Sarbanes-Oxley Act.

Since June 2003, United Apparel Venture, LLC has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing during the year ended December 31, 2003 was $8.1 million. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag- It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. This arrangement is terminable by Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $17.9 million; $23.9 million and $16.8 million of trim inventory from Tag-It for the years ended December 31, 2001, 2002 and 2003, respectively. We also sold to Tag-It $1.5 million from our trim and fabric inventory for the year ended December 31, 2003. We purchased $5.8 million, $37.0 million and $37.1 million of finished goods and service from Azteca and its affiliates for the years ended December 31, 2001, 2002 and 2003, respectively. Our total sales of fabric and service to Azteca in 2001, 2002 and 2003 were $7.2 million, $2.9 million and $9.9 million, respectively. Two and one half percent of gross sales as management fees were paid in 2002 and 2003 to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $2.0 million and $1.7 million in 2002 and 2003, respectively. Net amounts due from these related parties as of December 31, 2002 and 2003 were $3.2 million and $17.5 million, respectively.

On December 31, 2002, our wholly owned subsidiaries, Tarrant Mexico and Tarrant Luxembourg Sarl (previously known as Machrima Luxembourg Sarl), acquired a denim and twill manufacturing plant in Tlaxcala, Mexico, including all machinery and equipment used in the plant, the buildings, and the real estate on which the plant is located. Pursuant to an Agreement for the Purchase of Assets and Stock, dated as of December 31, 2002, Tarrant Mexico purchased from Trans Textil International, S.A. de C.V. ("Trans Textil") all of the machinery and equipment used in and located at the plant, and the Purchasers acquired from Jorge Miguel Echevarria Vazquez and Rosa Lisette Nacif Benavides (the "Inmobiliaria Shareholders") all the issued and outstanding capital stock of Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), which owns the buildings and real estate. The purchase price for the machinery and equipment was paid by cancellation of $42 million in indebtedness owed by Trans Textil to Tarrant Mexico. The purchase price for the Inmobiliaria shares consisted of a nominal cash payment to the Inmobiliaria Shareholders of $500, and subsequent repayment by us and our affiliates of approximately $34.7 million in indebtedness of Inmobiliaria to Kamel Nacif Borge, his daughter Rosa Lisette Nacif Benavides, and certain of their affiliates, which payment was made by: (i) delivery to Rosa Lisette Nacif Benavides of 100,000 shares of our newly created, non-voting Series A Convertible Preferred Stock, which shares will become convertible into 3,000,000 shares of common stock if our common stockholders approve the conversion at the Annual Meeting; (ii) delivery to Rosa Lisette Nacif Benavides of an ownership interest representing twenty-five percent of the voting power of and profit participation in Tarrant Mexico; and (iii) cancellation of approximately $14.9 million of indebtedness of Mr. Nacif and his affiliates. The Series A Preferred Stock was converted into 3,000,000 shares of common stock following approval of the conversion by our shareholders at the annual shareholders' meeting held on May 28, 2003.

                              TARRANT APPAREL GROUP

Trans Textil, an entity controlled by Mr. Nacif and his family members, was initially commissioned by us to construct and develop the plant in December 1998. Subsequent to completion, Trans Textil purchased and/or leased the plant's manufacturing equipment from us and entered into a production agreement that gave us the first right to all production capacity of the plant. This production agreement included the option for us to purchase the facility and discontinue the production agreement with Trans Textil through September 30, 2002. We exercised the option and acquired the plant as described above. We purchased $8.5 million, $12.3 million and $14.9 million of fabric from Trans Textil in 2001, 2002 and 2003, respectively. We sold $0.3 million, $2.0 million and $2.6 million of fabric to Trans Textil in 2001, 2002 and 2003, respectively. We purchased $3.6 million of fabric from Acabados y Terminados, an affiliate of Mr. Nacif, in the year ended December 31, 2003.

On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. The assets subject to these leases have a net book value of approximately $92 million as of December 31, 2003. Mr. Nacif is one of our shareholders. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico. The term of the management services agreement is also for a period of 6 years. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. See Note 10, "Commitments and Contingencies." Using current market prices, the purchase commitment would be approximately $18 million per year.

We were indebted to Mr. Kamel Nacif and his affiliates in the amount of $5.2 million and $5.4 million as of December 31, 2002 and December 31, 2003, respectively.

Under lease agreements entered into between two entities owned by the Chairman, Vice Chairman and us, we paid $1,299,000 in 2001, $1,330,000 in 2002 and $1,330,000 in 2003 for rent for office and warehouse facilities. One of these lease agreements expires in June 2004; the second lease is currently on a month-to-month basis pending our planned relocation.

We reimbursed our principal shareholder for fuel and related expenses whenever our executives used the aircraft for business purposes from 477 Aviation LLC, which is wholly owned by our principal shareholder.

At December 31, 2002 and 2003, we had various employee receivables totaling $457,000 and $450,000, respectively, included in due from related parties.

We entered lease agreements with the former owners of Industrial Exportadora Famian and our former employees. Under theses leases, we paid $832,000 in 2001, $843,000 in 2002 and $943,000 in 2003 for rent for sewing and washing facilities in Tehuacan, Mexico. All these lease agreements were cancelled in November 2003.

On February 12, 2001, we entered into an agreement with Aris Industries, Inc. ("Aris") under which Aris issued 1.5 million shares of its common stock to us and undertook to repay either $2.5 million in cash or its equivalent in common stock to us on December 31, 2001 in full satisfaction of the debt of approximately $5.8 million. As of February 20, 2002, Aris had issued us an aggregate of 8,117,647 shares of its common stock including 1.5 million shares previously issued in full satisfaction of this debt. On March 27, 2002, we sold this stock to an unrelated third party for an aggregate of $1,785,882. As of December 31, 2002, Messrs. Guez and Kay jointly owned approximately 7% of the outstanding shares of Aris.

                              TARRANT APPAREL GROUP

15.      OPERATIONS BY GEOGRAPHIC AREAS

Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into three geographic regions: the United States, Asia and Mexico. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. Information about our operations in the United States, Asia, and Mexico is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                            Adjustments
                                    United                                      and
                                    States         Asia         Mexico      Eliminations     Total
                                 ------------  ------------  ------------  -------------  ------------
2001
----
Sales..........................  $312,587,000  $  5,952,000  $ 11,714,000  $          --  $330,253,000
Inter-company sales............    12,341,000    86,291,000    77,062,000   (175,694,000)           --
                                 ------------  ------------  ------------  -------------  ------------
Total revenue..................  $324,928,000  $ 92,243,000  $ 88,776,000  $(175,694,000) $330,253,000
                                 ============  ============  ============  =============  ============
Income (loss) from operations..  $  5,364,000  $  5,369,000  $ (8,803,000) $          --  $  1,930,000
                                 ============  ============  ============  =============  ============
Interest income................  $         --  $      2,000  $  3,254,000  $          --  $  3,256,000
                                 ============  ============  ============  =============  ============
Interest expense...............  $  7,373,000  $     33,000  $    402,000  $          --  $  7,808,000
                                 ============  ============  ============  =============  ============
Provision for depreciation
 and amortization..............  $  3,537,000  $  2,057,000  $  8,971,000  $          --  $ 14,565,000
                                 ============  ============  ============  =============  ============
Capital expenditures...........  $    764,000  $     35,000  $  3,120,000  $          --  $  3,919,000
                                 ============  ============  ============  =============  ============
Total assets...................  $176,178,000  $ 97,175,000  $121,188,000  $(106,074,000) $288,467,000
                                 ============  ============  ============  =============  ============
2002
----
Sales..........................  $332,877,000  $  3,943,000  $ 10,571,000  $          --  $347,391,000
Inter-company sales............    14,474,000    90,830,000    82,531,000   (187,835,000)           --
                                 ------------  ------------  ------------  -------------  ------------
Total revenue..................  $347,351,000  $ 94,773,000  $ 93,102,000  $(187,835,000) $347,391,000
                                 ============  ============  ============  =============  ============
Income (loss) from operations..  $  6,916,000  $  4,950,000  $ (7,396,000) $          --  $  4,470,000
                                 ============  ============  ============  =============  ============
Interest income................  $    287,000  $  4,453,000  $      8,000  $          --  $  4,748,000
                                 ============  ============  ============  =============  ============
Interest expense...............  $  5,160,000  $         --  $    284,000  $          --  $  5,444,000
                                 ============  ============  ============  =============  ============
Provision for depreciation
 and amortization..............  $  1,231,000  $    452,000  $  8,447,000  $          --  $ 10,130,000
                                 ============  ============  ============  =============  ============
Capital expenditures...........  $    367,000  $     34,000  $  2,584,000  $          --  $  2,985,000
                                 ============  ============  ============  =============  ============
Total assets...................  $165,036,000  $107,266,000  $292,113,000  $ 247,971,000  $316,444,000
                                 ============  ============  ============  =============  ============
2003
----
Sales..........................  $291,993,000  $  7,359,000  $ 21,071,000  $          --  $320,423,000
Inter-company sales............    33,441,000   112,481,000    75,716,000   (221,638,000)           --
                                 ------------  ------------  ------------  -------------  ------------
Total revenue..................  $325,434,000  $119,840,000  $ 96,787,000  $(221,638,000) $320,423,000
                                 ============  ============  ============  =============  ============
Income (loss) from operations..  $(25,537,000) $  7,556,000  $(15,414,000) $          --  $(33,395,000)
                                 ============  ============  ============  =============  ============
Interest income................  $    419,000  $         --  $      6,000  $          --  $    425,000
                                 ============  ============  ============  =============  ============
Interest expense...............  $  5,215,000  $     41,000  $    347,000  $          --  $  5,603,000
                                 ============  ============  ============  =============  ============
Provision for depreciation
 and amortization..............  $  1,547,000  $    261,000  $ 14,290,000  $          --  $ 16,098,000
                                 ============  ============  ============  =============  ============
Capital expenditures...........  $     94,000  $     84,000  $    190,000  $          --  $    368,000
                                 ============  ============  ============  =============  ============
Total assets...................  $128,058,000  $117,783,000  $201,050,000  $(193,786,000) $253,105,000
                                 ============  ============  ============  =============  ============

                              TARRANT APPAREL GROUP

16.      EMPLOYEE BENEFIT PLANS

On August 1, 1992, Tarrant Hong Kong established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant Hong Kong. Participants may contribute up to 5% of their salary to the plan. We make annual matching contributions. Costs of the plan charged to operations for 2001, 2002 and 2003 amounted to approximately $155,000, $149,000 and $157,000 respectively.

On July 1, 1994, we established a defined contribution retirement plan covering all of our U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of ours. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. Our contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, we may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 2001, 2002 and 2003 amounted to approximately $289,000, $249,000 and $256,000 respectively.

On December 27, 1995, we established a deferred compensation plan for executive officers. Participants may contribute a specific portion of their salary to such plan. We do not contribute to the Plan.

17.      OTHER INCOME AND EXPENSE

Other income and expense consists of the following:

                                                2001        2002         2003
                                            ----------   ----------   ----------
Rental and lease income .................   $  586,305   $  495,754   $3,957,365
Unrealized gain on foreign currency .....      103,705         --           --
Realized gain on foreign currency .......         --      1,123,076      304,060
Royalty income ..........................      180,833       62,166         --
Sales of damaged goods and samples ......      192,680         --           --
Gain on legal settlement ................         --        473,041      235,785
Other items .............................      789,543      493,938      287,269
                                            ----------   ----------   ----------
Total other income ......................   $1,853,066   $2,647,975   $4,784,479
                                            ==========   ==========   ==========

Royalty expense .........................   $  500,000   $  655,691   $  242,426
Unrealized loss on foreign currency .....         --      1,014,696      560,602
Loss on sale of fixed assets ............         --           --        593,626
Other items .............................      355,994      333,686       28,692
                                            ----------   ----------   ----------
Total other expense .....................   $  855,994   $2,004,073   $1,425,346
                                            ==========   ==========   ==========

                              TARRANT APPAREL GROUP

18.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2003:

                                            Quarter Ended                      Year
                          -----------------------------------------------      Ended
                          Mar. 31(1)    Jun. 30     Sept. 30     Dec. 31      Dec. 31
                          ---------    ---------    ---------   ---------    ---------
                                       (In thousands, except per share data)
2002
----
Net sales .............   $  65,164    $  95,307    $  94,328   $  92,592    $ 347,391
Gross profit ..........       8,419       14,424       14,230       8,236       45,309
Operating income
 (loss) ...............        (831)       4,780        3,626      (3,105)       4,470
Income (loss) before
 cumulative effect of
 accounting change ....   $  (1,726)   $   1,302    $   1,127   $  (1,917)   $  (1,214)
Net income (loss) .....   $  (6,597)   $   1,302    $   1,127   $  (1,917)   $  (6,085)
Income (loss) per share
 before cumulative
 effect of accounting
 change:
  Basic ...............   $    (.11)   $     .08    $     .07   $   (0.12)   $   (0.08)
  Diluted .............   $    (.11)   $     .08    $     .07   $   (0.12)   $   (0.08)
Net income (loss) per
 common share:
  Basic ...............   $    (.41)   $     .08    $     .07   $   (0.12)   $   (0.38)
  Diluted .............   $    (.41)   $     .08    $     .07   $   (0.12)   $   (0.38)
Weighted average shares
 outstanding:
  Basic ...............      15,832       15,832       15,836      15,836       15,834
  Diluted .............      15,832       16,099       15,931      15,836       15,834

2003
----
Net sales .............   $  78,736    $  78,194    $  96,458   $  67,035    $ 320,423
Gross profit ..........       8,802         (432)      11,514      12,094       31,978
Operating income
 (loss) ...............      (1,310)     (34,367)       1,448         834      (33,395)
Income (loss) before
 cumulative effect of
 accounting change ....   $  (3,879)   $ (32,571)   $     138   $     427    $ (35,885)
Net income (loss) .....   $  (3,879)   $ (32,571)   $     138   $     427    $ (35,885)
Income (loss) per share
 before cumulative
 effect of accounting
 change:
  Basic ...............   $   (0.24)   $   (1.94)   $    0.01   $    0.02    $   (1.97)
  Diluted .............   $   (0.24)   $   (1.94)   $    0.01   $    0.02    $   (1.97)
Net income (loss) per
 common share:
  Basic ...............   $   (0.24)   $   (1.94)   $    0.01   $    0.02    $   (1.97)
  Diluted .............   $   (0.24)   $   (1.94)   $    0.01   $    0.02    $   (1.97)
Weighted average shares
 outstanding:
  Basic ...............      15,837       16,832       18,765      21,426       18,215
  Diluted .............      15,837       16,832       18,767      26,250       18,215



                              TARRANT APPAREL GROUP

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


----------

(1) Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed its first annual assessment of impairment, which resulted in an impairment loss of $4.9 million recorded in the first quarter of 2002.

19.      SUBSEQUENT EVENTS

In January 2004, we sold an aggregate of 1,200,000 shares of our common stock at a price of $3.35 per share, for aggregate proceeds to us of approximately $3.7 million after payment of placement agent fees and other offering expenses. We used the proceeds of this offering for working capital purposes. The securities sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement. In conjunction with this public offering, we issued a warrant to purchase 30,000 shares of our common stock to the placement agent. The warrant has an exercise price of $3.35 per share, is fully vested and exercisable, and has a term of five years.

                                   SCHEDULE II

                              TARRANT APPAREL GROUP

                        VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions        Additions
                                Balance at      Charged to        Charged                             Balance
                                Beginning        Costs and        to Other                            at End
                                 of Year         Expenses         Accounts        Deductions          of Year
                               -----------      -----------      -----------      -----------       -----------
For the year ended
 December 31, 2001
  Allowance for returns
   and discounts ........      $ 3,892,740      $      --        $  (758,754)     $  (452,385)      $ 2,681,601
  Allowance for bad debt       $   442,667      $ 2,283,226      $   758,754      $      --         $ 3,484,647
                               ===========      ===========      ===========      ===========       ===========
For the year ended
 December 31, 2002
  Allowance for returns
   and discounts ........      $ 2,681,601      $   453,167      $      --        $      --         $ 3,134,768
  Allowance for bad debt       $ 3,484,647      $      --        $      --        $(2,302,794)      $ 1,181,853
                               ===========      ===========      ===========      ===========       ===========
For the year ended
 December 31, 2003
  Allowance for returns
   and discounts ........      $ 3,134,768      $      --        $      --        $  (324,387)      $ 2,810,381
  Allowance for bad debt       $ 1,181,853      $   234,149      $      --        $      --         $ 1,416,002
                               ===========      ===========      ===========      ===========       ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TARRANT APPAREL GROUP

                                     By:    /S/ GERARD GUEZ
                                           -------------------------------------
                                            Gerard Guez
                                            Chairman of the Board

                                POWER OF ATTORNEY

         The undersigned directors and officers of Tarrant Apparel Group do hereby constitute and appoint Patrick Chow and Gerard Guez, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                         DATE
       ---------                         -----                         ----

    /S/ GERARD GUEZ          Chief Executive Officer and          April 7, 2004
-----------------------         Chairman of the Board of
      Gerard Guez               Directorsd

     /S/ TODD KAY            Vice Chairman of the Board of        April 7, 2004
-----------------------         Directors
       Todd Kay

   /S/ PATRICK CHOW          Chief Financial Officer, Treasurer   April 7, 2004
-----------------------         and Director
     Patrick Chow

    /S/ BARRY AVED           (Principal Financial and Accounting  April 7, 2004
-----------------------         Officer) President and Director
      Barry Aved

    /S/ LARRY RUSS           Director                             April 7, 2004
-----------------------
      Larry Russ

 /S/ STEPHANE FAROUZE        Director                             April 7, 2004
-----------------------
   Stephane Farouze

  /S/ MITCHELL SIMBAL        Director                             April 7, 2004
-----------------------
    Mitchell Simbal

  /S/ JOSEPH MIZRACHI        Director                             April 7, 2004
-----------------------
    Joseph Mizrachi

  /S/ MILTON KOFFMAN         Director                             April 7, 2004
-----------------------
    Milton Koffman

                             TARRANT APPAREL GROUP

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION
-------           --------------------------------------------------------------

3.1               Restated Articles of Incorporation of the Company.  (1)

3.1.1             Certificate    of   Amendment   of   Restated    Articles   of
                  Incorporation. (16)

3.1.2             Certificate    of   Amendment   of   Restated    Articles   of
                  Incorporation. (16)

3.1.3             Certificate    of   Amendment   of   Restated    Articles   of
                  Incorporation. (25)

3.2               Restated Bylaws of the Company. (1)

4.1               Specimen of Common Stock Certificate. (2)

4.2 Rights Agreement dated as of November 21, 2003, by and between the Company and Computershare Trust Company, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively. (24)

4.3               Certificate  of  Determination  of  Preferences,   Rights  and
                  Limitations of Series B Preferred Stock. (26)

10.1              1995 Stock Option Plan dated as of May 1, 1995. (1)

10.2 Tenancy Agreement dated July 15, 1994 between Lynx International Limited and Tarrant Company Limited as amended by that certain Supplementary Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary Tenancy Agreement dated December 31, 1994. (1)

10.3 Services Agreement dated as of October 1, 1994, by and between the Company and Lynx International Limited. (1)

10.4 Indemnification Agreement dated as of March 14, 1995, by and among the Company, Gerard Guez and Todd Kay. (2)

10.5 Registration Rights Agreement dated as of July 28, 1995, by and among the Company and Limited Direct Associates, L.P.(3)

10.6 Reorganization and Tax Indemnification Agreement dated as of June 13, 1995, by and among the Company and its shareholders.
                  (3)

10.7 Employment Agreement effective January 1, 1998, by and between the Company and Gerard Guez. (6)

10.7.1 First amendment to Employment Agreement dated as of January 10, 2000 by and between Gerard Guez and the Company. (12)

EXHIBIT
NUMBER                                    DESCRIPTION
-------           --------------------------------------------------------------

10.7.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Gerard Guez. (20)

10.8 Employment Agreement effective January 1, 1998, by and between the Company and Todd Kay. (6)

10.8.1 First Amendment to Employment Agreement dated as of January 10, 2000 by and between Todd Kay and the Company. (12)

10.8.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Todd Kay. (20)

10.9 Buying Agency Agreement executed as of April 4, 1995, by Azteca Production International, Inc. and Tarrant Company Ltd., with the Company acknowledging as to certain matters.
                  (2)

10.10 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Gerard Guez and the Company. (4)

10.11 Guaranty, Pledge & Security Agreement entered into as of March 25, 1996, by and between Todd Kay and the Company. (4)

10.12 Form of Indemnification Agreement with directors and certain executive officers. (5)

10.13             Special Deposit Account Agreement. (5)

10.14 Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and the Company to pay CMG Inc. (7)

10.15 Noncompetition Agreement dated as of August 1, 1999, by and among Tag Mex, Inc., NO! Jeans, Inc., Antonio Haddad, Tarrant Apparel Group and the shareholders of Industrial Exportadora Famian, S.A. de C.V. and Coordinados Elite, S.A, de C.V. (8)

10.16 Loan Agreement dated September 1, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group (8)

10.16.1 Amendment No. 1 to Loan Agreement dated September 12, 1999 by and between General Electric Capital Corporation and Tarrant Apparel Group (8)

10.16.2 Modification Agreement entered into as of June 7, 2002, by and between General Electric Capital Corporation and Tarrant Apparel Group. (16)

10.17 Promissory Note dated September 1, 1999 to pay to the order of General Electric Capital Corporation the loan amount referred to in Exhibit 10.77. (8)

10.18             Corporate  Guaranty dated September 1, 1999 by Tarrant Mexico,
                  S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77. (8)

10.18.1 Amendment No. 1 to Corporate Guaranty dated September 12, 1999 by Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77 (8)

EXHIBIT
NUMBER                                    DESCRIPTION
-------           --------------------------------------------------------------

10.19 Master Security Agreement made as of September 1, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77 (8)

10.19.1 Amendment No. 1 to Master Security Agreement made as of September 12, 1999 by and between General Electric Capital Corporation and Tarrant Mexico, S. de R.L. de C.V. in connection with loan agreement referred to in Exhibit 10.77
                  (8)

10.20 Loan Agreement dated December 30, 1999 by and between Standard Chartered Bank and Tarrant Apparel Group. (9)

10.21 Factoring Agreement dated November 24, 1999 by and between MTB Bank and Rocky Apparel, LLC. (9)

10.22 Machinery and Equipment Agreement dated November 17, 1999 by and between Tarrant Mexico, S. de R.L. de C.V and Banc of America Leasing & Capital, L.L.C. (9)

10.23 Revolving Credit, Factoring and Security Agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc., and GMAC Commercial Credit LLC. (9)

10.23.1 First Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC,
                  (11)

10.23.2 Second Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC,
                  (11)

10.23.3 Third Amendment to Revolving Credit, factoring and security agreement dated January 21, 2000 by and between Tarrant Apparel Group, Tag Mex, Inc. and GMAC Commercial Credit LLC.
                  (11)

10.23.4 Letter agreement dated June 29,2001 by and between the Company and GMAC Commercial Credit. (13)

10.23.5 Waiver agreement dated November 2001 by and between Tarrant Apparel Group And GMAC Commercial Credit LLC. (14)

10.23.6 Letter Amendment dated March 2002 by and between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (15)

10.23.7 Letter Amendment dated January 24, 2003 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (18)

10.23.8 Waiver dated November 13, 2002 between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (18)

EXHIBIT
NUMBER                                    DESCRIPTION
-------           --------------------------------------------------------------

10.23.9 Letter Amendment dated May 9, 2003, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (19)

10.23.10 Letter Amendment dated August 14, 2003, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (23)

10.23.11 Letter Amendment dated October 28, 2003, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000. (23)

10.24 Agreement for Purchase of Assets dated April 12, 2000, by and among Harvest Wear, Inc., a California corporation (HW), Mapa Trading, LTD, a Hong Kong corporation (Mapa), Needletex, Inc., a California corporation (Needletex), Patrick Bensimon (the Shareholder), Jane Doe International LLC, (formally Needletex,
                  LLC) a Delaware  limited  liability  company (the  Purchaser).
                  (10)

10.25 Promissory note dated February 28, 2001 in the amount of US $4,119,545.06 to pay to the order of Standard Chartered Bank
                  (11)

10.26 Amended and Restated Limited Liability Company Operating Agreement of United Apparel Ventures, dated as of October 1, 2002, between Azteca Production International, Inc. and Tag Mex, Inc. (19)

10.27 Employment Agreement effective January 7, 2002 by and between Patrick Chow and the Company. (14)

10.27.1 First Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Patrick Chow. (20)

10.28             Security  Agreement  entered in to as of April 9, 2001, by and
                  between  Banco  Nacional  De  Comercio  Exterior,   Industrial
                  Exportadora Famian S.A. and Tarrant Apparel Group. (14)

10.29 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Tarrant Apparel Group and Fashion Resource (TCL), Inc. (16)

10.29.1 Conditional Consent Agreement dated December 31, 2002, between UPS Capital Global Trade Finance Corporation and Fashion Resource (TCL), Inc. (18)

10.30 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Gerard Guez. (16)

EXHIBIT
NUMBER                                    DESCRIPTION
-------           --------------------------------------------------------------

10.31 Syndicated Letter of Credit Facility dated June 13, 2002 by and between Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited as Borrowers and UPS Capital Global Trade Finance Corporation as Agent and Issuer and Certain Banks and Financial Institutions as Banks. (16)

10.31.1           Charge  Over Shares  dated June 13,  2002 by Fashion  Resource
                  (TCL), Inc. in favor of UPS Capital Global Trade Finance Corporation. (16)

10.31.2 Syndicated Composite Guarantee and Debenture dated June 13, 2002 between Tarrant Company Limited, Marble Limited and Trade link Holdings Limited and UPS Capital Global Trade Finance Corporation. (16)

10.31.3 Fourth Deed of Variation to Syndicated Letter of Credit Facility dated June 18, 2003 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation (20)

10.31.4 Letter Agreement dated September 1, 2003, among Tarrant Company Limited, Marble Limited, Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (23)

10.31.5           Fifth  Deed  of  Variation  to  Syndicated  Letter  of  Credit
                  Facility dated December 23, 2003 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation

10.32 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (16)

10.33 Promissory Note dated July 1, 2002 by Tarrant Apparel Group in favor of Todd Kay. (16)

10.33.1 Amendment to Promissory Note dated January 2, 2003, between Todd Kay and the Company. (18)

10.34 Agreement for Purchase of Assets and Stock dated December 31, 2002, by and among the Company, Tarrant Mexico, S. de R.L. de C.V., Machrima Luxembourg International, Sarl, Trans Textil International, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., Rosa Lisette Nacif Benavides, Gazi Nacif Borge, Jorge Miguel Echevarria Vazquez, and Kamel Nacif Borge.+ (17)

10.35 Exclusive Distribution Agreement dated April 1, 2003, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (19)

10.36 Unconditional Guaranty of Performance dated April 1, 2003, by Tarrant Apparel Group. (19)

10.37 Charge Over Shares dated February 26, 2003, between Machrima Luxembourg International Sarl and UPS Global Trade Finance Corporation. (19)

10.38 Promissory Note dated May 31, 2003 made by Gerard Guez in favor of Tarrant Apparel Group. (20)

10.39 Indemnification Agreement dated April 10, 2003 between Tarrant Apparel Group and Seven Licensing Company, LLC. (20)

EXHIBIT
NUMBER                                    DESCRIPTION
-------           --------------------------------------------------------------

10.40 Form of Subscription Agreement, by and among the Company and the Purchaser to be identified therein. (21)

10.41 Registration Rights Agreement dated October 17, 2003, by and among the Company and Sanders Morris Harris Inc. as agent and attorney-in-fact for the Purchasers identified therein. (21)

10.42 Placement Agent Agreement dated October 13, 2003, by and among the Company and Sanders Morris Harris Inc. (21)

10.43 Common Stock Purchase Warrant dated October 17, 2003, by and between the Company and Sanders Morris Harris Inc. (21)

10.44 Form of Voting Agreement, by and between Sanders Morris Harris Inc. and the Shareholder to be identified therein. (22)

10.45 Lease Agreement, dated as of August 29, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (21)

10.46 Lease Agreement, dated as of August 29, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (21)

10.47 Purchase Commitment Agreement, dated October 16, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (21)

10.48 Employment Agreement, effective as of September 1, 2003, between the Company and Barry Aved. (23)

10.49 Employment Agreement, dated October 24, 2003, between the Company and Henry Chu. (23)

10.50 Placement Agent Agreement dated January 23, 2004 between the Company and Sanders Morris Harris Inc. (27)

10.51 Form of Subscription Agreement between the Company and the investor to be identified therein. (27)

10.52 Common Stock Purchase Warrant dated January 26, 2004 between the Company and Sanders Morris Harris Inc. (27)

14.1              Code of Ethical Conduct.

23.1              Consent of Grant Thornton LLP.

23.2              Consent of Ernst & Young LLP.

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

----------
+ All schedules and or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 4, 1995 (File No. 33-91874).

(2) Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 1995.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(11) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2000.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2001.

(13) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2001.

(14) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2001.

(15) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2002.

(16) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2002.

(17) Filed as an exhibit to the Company's Current Report on Form 8K dated December 31, 2002 and filed on January 15, 2003.

(18) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2002.

(19) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2003.

(20) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2003.

(21) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 16, 2003.

(22) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 30, 2003 (File No. 333-110090).

(23) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2003.

(24) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 12, 2003.

(25) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 4, 2003.

(26) Filed as an exhibit to the Company's Amendment to Current Report on Form 8-K/A, filed December 12, 2003.

(27) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 23, 2004.