Form 10-Q
period 2004-03-31
TARRANT APPAREL GROUP
filed 2004-05-14
CIK 944948

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM _____________ TO



                         COMMISSION FILE NUMBER: 0-26006

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

                                 Yes |_|   No |X|

Number of shares of Common Stock of the registrant outstanding as of May 12, 2004: 28,814,763.

--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 2004
            (Unaudited) and December 31, 2003 (Audited)....................... 3

         Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the Three Months
            Ended March 31, 2004 and March 31, 2003........................... 4

         Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2004 and March 31, 2003.................... 5

         Notes to Consolidated Financial Statements........................... 6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................14

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk ......................................................28

Item 4.  Controls and Procedures..............................................29

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................30

Item 2.  Changes in Securities................................................30

Item 6.  Exhibits and Reports on Form 8-K.....................................31

         SIGNATURES...........................................................32


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,      DECEMBER 31,
                                                      2004            2003
                                                 -------------    -------------
                                                  (Unaudited)
                       ASSETS
Current assets:
   Cash and cash equivalents .................   $     850,510    $   3,319,964
   Restricted cash ...........................            --          2,759,742
   Accounts receivable, net ..................      51,335,809       57,165,926
   Due from related parties ..................      17,488,693       18,056,488
   Inventory .................................      19,663,013       23,251,591
   Temporary quota rights ....................       2,567,686             --
   Prepaid expenses and other receivables ....       2,259,851        1,776,142
   Income taxes receivable ...................         270,274          277,695
                                                 -------------    -------------
 Total current assets ........................      94,435,836      106,607,548

   Property and equipment, net ...............     132,786,788      135,645,751
   Other assets ..............................       2,846,191        2,269,011
   Excess of cost over fair value of net
      assets acquired, net ...................       8,582,845        8,582,845
                                                 -------------    -------------
 Total assets ................................   $ 238,651,660    $ 253,105,155
                                                 =============    =============


      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ................   $  27,842,179    $  29,293,323
   Accounts payable ..........................      20,653,038       23,514,894
   Accrued expenses ..........................      13,851,102       11,194,421
   Income taxes ..............................      16,835,889       16,497,939
   Due to related parties ....................       1,440,632        5,418,795
   Due to shareholders .......................            --                496
   Current portion of long-term obligations ..      28,878,196       38,705,240
                                                 -------------    -------------
 Total current liabilities ...................     109,501,036      124,625,108

Long-term obligations ........................         559,364          588,272
Deferred tax liabilities .....................         297,423          275,129

Minority interest in UAV .....................       4,798,071        5,141,620
Minority interest in Tarrant Mexico ..........      14,100,530       14,766,215

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares
      authorized; no shares issued
      and outstanding ........................            --               --
   Common stock, no par value, 100,000,000
      shares authorized; 28,814,763 shares
      (2004) and 27,614,763 shares (2003)
      issued and outstanding .................     111,515,091      107,891,426
   Warrant to purchase common stock ..........       1,842,833        1,798,733
   Contributed capital .......................       1,559,510        1,505,831
   Retained earnings .........................      18,014,903       20,988,434
   Notes receivable from officer/shareholder .      (4,794,779)      (4,796,428)
   Accumulated other comprehensive loss ......     (18,742,322)     (19,679,185)
                                                 -------------    -------------
 Total shareholders' equity ..................     109,395,236      107,708,811
                                                 -------------    -------------

 Total liabilities and shareholders' equity ..   $ 238,651,660    $ 253,105,155
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------

Net sales ..................................     $ 42,154,905      $ 78,736,204
Cost of sales ..............................       34,654,837        69,933,725
                                                 ------------      ------------

Gross profit ...............................        7,500,068         8,802,479
Selling and distribution expenses ..........        2,642,399         2,729,512
General and administrative expenses ........       10,779,151         7,383,022
                                                 ------------      ------------

Loss from operations .......................       (5,921,482)       (1,310,055)

Interest expense ...........................         (793,783)       (1,493,013)
Interest income ............................           94,271            87,264
Other income ...............................        3,496,732           316,314
Other expense ..............................         (359,202)         (325,744)
Minority interest ..........................          880,548          (236,397)
                                                 ------------      ------------

Loss before provision for income taxes .....       (2,602,916)       (2,961,631)
Provision for income taxes .................          370,615           917,298
                                                 ------------      ------------

Net loss ...................................     $ (2,973,531)     $ (3,878,929)
                                                 ============      ============

Net loss per share - Basic and Diluted .....     $      (0.10)     $      (0.24)
                                                 ============      ============

Weighted average common and common
 equivalent shares:
   Basic and Diluted .......................       28,485,093        15,837,327
                                                 ============      ============

Net loss ...................................     $ (2,973,531)     $ (3,878,929)
Foreign currency translation adjustment ....          936,863        (4,357,551)
                                                 ------------      ------------
Total comprehensive loss ...................     $ (2,036,668)     $ (8,236,480)
                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Operating activities:
Net loss .......................................   $ (2,973,531)   $ (3,878,929)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Deferred taxes ..............................         22,294          17,560
   Depreciation and amortization ...............      3,823,071       3,954,631
   Unrealized (gain) loss on foreign currency ..       (542,621)        263,553
   Compensation expense related to stock option          53,679            --
   Provision for returns and discounts .........        292,929         205,865
   Income from investments .....................       (365,733)           --
   Minority interest ...........................       (880,548)        236,397
   Changes in operating assets and liabilities:
     Restricted cash ...........................      2,759,742            --
     Accounts receivable .......................      5,607,999      (8,639,412)
     Due to/from related parties ...............     (3,531,602)       (267,016)
     Inventory .................................      3,643,250      (3,368,424)
     Temporary quota rights ....................     (2,567,686)     (1,797,182)
     Prepaid expenses and other receivables ....       (470,274)       (146,176)
     Accounts payable ..........................     (2,891,778)      2,590,609
     Accrued expenses and income tax payable ...      2,953,301       2,373,551
                                                   ------------    ------------

     Net cash provided by (used in) operating
        activities .............................      4,932,492      (8,454,973)

Investing activities:
   Purchase of fixed assets ....................        (23,271)       (270,876)
   Increase in other assets ....................       (327,497)       (414,865)
   Collection of advances from shareholders/
      officers .................................          1,650         734,225
                                                   ------------    ------------

     Net cash provided by (used in) investing
        activities .............................       (349,118)         48,484

Financing activities:
   Short-term bank borrowings, net .............     (1,464,122)      5,782,246
   Proceeds from long-term obligations .........     27,677,749      61,116,424
   Payment of long-term obligations and bank
      borrowings ...............................    (36,991,080)    (60,836,592)
   Borrowings from shareholders/officers .......           --         1,809,850
   Proceeds from issuance of common stock and
      warrant ..................................      3,667,765            --
   Repurchase of stock .........................           --          (393,178)
                                                   ------------    ------------

     Net cash provided by (used in) financing
        activities .............................     (7,109,688)      7,478,750

Effect of exchange rate on cash ................         56,860          31,943
                                                   ------------    ------------

Decrease in cash and cash equivalents ..........     (2,469,454)       (895,796)
Cash and cash equivalents at beginning of period      3,319,964       1,388,482
                                                   ------------    ------------

Cash and cash equivalents at end of period .....   $    850,510    $    492,686
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly "Fashion Resource, Inc."), and its majority owned subsidiaries located primarily in the U.S., Mexico, and Asia. At March 31, 2004, we owned 75% of our subsidiaries in Mexico and 50.1% of United Apparel Ventures, LLC ("UAV"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 25% minority interest in our subsidiaries in Mexico is owned by affiliates of Mr. Kamel Nacif, one of our shareholders. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez.

         We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, one of our shareholders. (See Note 10).

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

         The consolidated financial data at December 31, 2003 is derived from audited financial statements which are included in the our Annual Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

         The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control, are accounted for under the equity method of accounting. The equity method of accounting is used when we have a 20% to 50% interest in other entities, except for variable interest entities for which we are considered the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these entities. All significant intercompany transactions and balances have been eliminated from the Consolidated Financial Statements.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by us in preparation of the Consolidated Financial Statements include: (i) allowance for returns, discounts and bad debts, (ii) inventory, (iii) valuation of long lived, intangible assets, and goodwill, (iv) income taxes, and (v) debt covenants. Actual results could differ from those estimates.

         Assets and liabilities of our Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the respective periods. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.

         Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

3.       STOCK BASED COMPENSATION

         We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the three months ended March 31, 2004 and 2003, $54,000 and $0 was recorded, respectively, as an expense related to our stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       2004             2003
                                                    -----------     -----------

Net loss as reported ...........................    $(2,973,531)    $(3,878,929)
Add stock-based employee compensation
  charges report in net loss ...................         53,679            --
Less total stock-based employee compensation
  expense, determined under the fair value
  method .......................................     (1,344,072)       (972,542)
                                                    -----------     -----------
Pro forma net loss .............................    $(4,263,924)    $(4,851,471)
                                                    ===========     ===========

Pro forma loss per share - Basic and Diluted ...    $     (0.15)    $     (0.31)
Net loss per share as reported  -- Basic and
Diluted ........................................    $     (0.10)    $     (0.24)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: weighted-average volatility factors of the expected market price of our common stock of 0.51 and 0.65 for the three months ended March 31, 2004 and 2003, respectively, weighted-average risk-free interest rates of 3% and 4% for the three months ended March 31, 2004 and 2003, respectively, dividend yield of 0% and weighted-average expected life of the options of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                  MARCH 31,        DECEMBER 31,
                                                    2004               2003
                                                ------------       ------------
United States trade accounts
   receivable ............................      $ 29,021,255       $ 30,729,774
Foreign trade accounts receivable ........        20,947,760         24,528,500
Due from factor ..........................           635,797            955,534
Other receivables ........................         5,250,309          5,178,501
Allowance for returns, discounts
   and bad debts .........................        (4,519,312)        (4,226,383)
                                                ------------       ------------
                                                $ 51,335,809       $ 57,165,926
                                                ============       ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.       INVENTORY

         Inventory consists of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2004           2003
                                                      -----------    -----------
Raw materials - fabric and trim accessories ......    $ 3,664,848    $ 5,859,558
Work-in-process ..................................        639,523      1,094,786
Finished goods shipments-in-transit ..............      5,946,871      7,522,464
Finished goods ...................................      9,411,771      8,774,783
                                                      -----------    -----------
                                                      $19,663,013    $23,251,591
                                                      ===========    ===========

6.       DEBT

         Short-term bank borrowings consist of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       2004              2003
                                                   -----------       -----------
Import trade bills payable .................       $ 3,930,375       $ 3,113,030
Bank direct acceptances ....................        17,973,084        12,660,945
Other Hong Kong credit facilities ..........         4,536,083        11,375,363
Other Mexican credit facilities ............         1,402,637         2,143,985
                                                   -----------       -----------
                                                   $27,842,179       $29,293,323
                                                   ===========       ===========

         Long-term obligations consist of the following:

                                                MARCH 31,           DECEMBER 31,
                                                  2004                 2003
                                             ------------          ------------
Vendor financing ...................         $  2,236,978          $  3,971,490
Equipment financing ................            2,623,881             3,710,355
Debt facility ......................           24,576,701            31,611,667
                                             ------------          ------------
                                               29,437,560            39,293,512
Less current portion ...............          (28,878,196)          (38,705,240)
                                             ------------          ------------
                                             $    559,364          $    588,272
                                             ============          ============

IMPORT TRADE BILLS PAYABLE AND BANK DIRECT ACCEPTANCES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS") to replace the credit facility of The Hong Kong and Shanghai Banking Corporation Limited in Hong Kong. Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 4.5% per annum at March 31, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. In May 2004, we established new financial covenants with UPS for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and
1.50 to 1, respectively. Capital expenditures are capped at $700,000 per quarter. As of March 31, 2004, we were in compliance with these covenants. In December 2003, a temporary additional line of credit consisting of a $2.8 million standby letter of credit was made available to us against a restricted deposit of $2.8 million. This temporary facility was cancelled in February 2004 and the deposit had since been released. The expiration date of our main credit facility with UPS has been extended to December 31, 2004, subject to certain conditions. One of the conditions requires that on or before May 31, 2004, we must refinance the debt facility currently provided by GMAC Commercial Credit LLC. If we fail to satisfy this condition, we will incur a penalty of $100,000 payable to UPS. As of March 31, 2004, $24.6 million was outstanding under this facility, and an additional $50,000 was available for future borrowings. In addition, $0.4 million of open letters of credit were outstanding as of March 31, 2004.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property owned by Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 23 million (equivalent to US $3.0 million) in August 2003. As of March 31, 2004, $1.4 million was outstanding under this facility. In addition, $1.6 million of open letters of credit were outstanding as of March 31, 2004. In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of March 31, 2004, $194,000 was outstanding under this loan.

OTHER MEXICAN CREDIT FACILITIES

         As of March 31, 2004, Tarrant Mexico S. de R.L. de C.V., Famian division was indebted to Banco Nacional de Comercio Exterior SNC in the amount of $1.4 million pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We are currently repaying $250,000 plus interest (LIBOR plus 6%) monthly on this facility.

VENDOR FINANCING

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semi-annual payments, which commenced in February 2000. Of this amount, $2.2 million was outstanding as of March 31, 2004. Of the $2.2 million, $1.4 million was denominated in Euros and the remainder was payable in U.S. dollars. We are subject to foreign exchange risk resulting from the fluctuation of the Euro. An unrealized gain of $543,000 and an unrealized loss of $264,000 were recorded for the three months ended March 31, 2004 and 2003, respectively, related to this fluctuation and were recorded in other income and other expense in the accompanying financial statements.

         From time to time, we open letters of credit under an uncommitted credit arrangement with Aurora Capital Associates, which issues these credits through Israeli Discount Bank. As of March 31, 2004, $889,000 was outstanding under this facility and $3.1 million of letters of credit were open under this arrangement.

EQUIPMENT FINANCING

         We have an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which matures in November 2005. The loan is secured by equipment located in Puebla and Tlaxcala, Mexico. As of March 31, 2004, this facility had a balance of $2.5 million. Interest accrues at a rate of 2.5% over LIBOR. Under this facility, we are subject to covenants on tangible net worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. As of March 31, 2004, we were in compliance with these covenants. The waiver for breach of covenants in 2003 required additional collateral in the form of a second lien on our headquarters, which is owned by Gerard Guez, and Todd Kay. Due to an objection by the first-lien holder to the second lien, we have agreed to accelerate the monthly repayment installment by approximately $75,000 commencing January 2004 in lieu of the additional collateral. In addition, there was approximately $100,000 of notes payable to various vendors.

DEBT FACILITY

         We are party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which is being repaid in monthly installments of $687,500. The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined), and is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. This facility bears interest at 6% per annum at March 31, 2004. Under the facility, we are subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and are prohibited from paying dividends. In May 2004, the maximum facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and 1.50 to 1, respectively. The fixed charge ratio

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

increases to 1.0 to 1.0 at June 30, 2004;  1.25 to 1.0 at September 30, 2004 and
2.0 to 1.0 at December 31, 2004. Capital expenditures are capped at $700,000 per quarter. As of March 31, 2004, we were in compliance with all the covenants. A total of $24.6 million (of which $3.4 million related to the term portion) was outstanding under the Debt Facility at March 31, 2004. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at March 31, 2004.

         The Debt Facility with GMAC and the credit facilities with UPS and GE Capital all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default under all of the credit facilities, entitling these financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

GUARANTEES

         Guarantees have been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and an unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We have not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-it in order to ensure our production in a timely manner. If Tag-it ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-it for purchases made on our behalf. We have not had to perform under these guarantees since inception. It is not predictable to estimate the fair value of the guarantee; however, we do not anticipate that we will incur losses as a result of these guarantees. As of March 31, 2004, Tag-It Pacific Inc. had approximately $18,000 due to RVL Inc.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January  2003,  the FASB  issued  Interpretation  No. 46 ("FIN 46"),
"Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity ("VIE"). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE's that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. We have not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities ("SPE"), until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for SPEs until the first fiscal year or interim period after December 15, 2003. We are not the primary beneficiary of any SPEs at December 31, 2003. We adopted FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIEs, nor is the adoption of FIN 46(R) expected to result in the consolidation of any VIEs. We are continuing to evaluate the impact of FIN 46(R) will have on our financial statements.

8.       INCOME TAXES

         Our effective tax rate differs from the statutory rate principally due to the following reasons: (1) A full valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since recoverability of those assets has not been assessed as more likely than not; (2) Although we have taxable losses in Mexico, we are subject to a minimum tax; and (3) The earnings of our Hong Kong subsidiary are taxed at a rate of 17.5% versus the 35% U.S. federal rate.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

9.       LOSS PER SHARE AND EQUITY

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:


                                                THREE MONTHS ENDED MARCH 31,
                                             --------------------------------
Basic and Diluted EPS Computation:                2004              2003
                                             --------------    --------------

 Numerator..............................     $  (2,973,531)    $  (3,878,929)

 Denominator:

 Weighted average common shares
    outstanding - Basic and Diluted.....        28,485,093        15,837,327
 Basic and Diluted EPS..................     $       (0.10)    $       (0.24)
                                             ==============    =============


         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Options and warrants to purchase a total of 9,849,019 shares and 6,354,987 shares have been excluded from the computation in the three months ended March 31, 2004 and 2003, respectively, as the impact would be anti-dilutive.

         In January 2004, we sold an aggregate of 1,200,000 shares of our common stock at a price of $3.35 per share, for aggregate proceeds to us of approximately $3.7 million after payment of placement agent fees and other offering expenses. We used the proceeds of this offering for working capital purposes. The securities sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement. In conjunction with this public offering, we issued a warrant to purchase 30,000 shares of our common stock to the placement agent. This warrant has an exercise price of $3.35 per share, is fully vested and exercisable and has a term of five years. The warrant was valued using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3%; dividend yields of 0%; volatility factors of the expected market price of warrants of 0.51; and an expected life of four years.

10.      RELATED PARTY TRANSACTIONS

         As of March 31, 2004, related party affiliates were indebted to us in the amount of $17.5 million. This amount included various employee receivables totaling $450,000 at March 31, 2004. Amount due from our shareholder and officer was $4.8 million at March 31, 2004 which has been shown as reductions to shareholders' equity in the accompanying financial statements. Total interest paid by related party affiliates, the Chairman and the Vice Chairman were $93,000 and $84,000 for the three months ended March 31, 2004 and 2003, respectively.

         From time to time, we have borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Messrs. Guez and Kay. The maximum amount of such advances to Mr. Guez in the first quarter of 2004 was approximately $4,796,000. Mr. Guez had an outstanding advance from us in the amount of $4,795,000 as of March 31, 2004. All advances to, and borrowings from, Mr. Guez and Mr. Kay in 2004 bore interest at the rate of 7.75%. All existing loans to officers and directors before July 30, 2002 are grandfathered under the Sarbanes-Oxley Act of 2002. No further personal loans will be made to officers and directors in compliance with the Sarbanes-Oxley Act.

         Since June 2003, United Apparel Ventures, LLC has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2004 was $2.2 million. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. This arrangement is terminable by Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

$200,000 and $4.2 million of trim inventory from Tag-It in the three months ended March 31, 2004 and 2003, respectively. We purchased $4.1 million and $9.7 million of finished goods and services from Azteca and its affiliates in the three months ended March 31, 2004 and 2003, respectively. Our total sales of fabric and services to Azteca in the three months ended March 31, 2004 and 2003 were $586,000 and $3.1 million, respectively. Two and one half percent of gross sales as management fees were paid in the three months ended March 31, 2004 to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $121,000 and $481,000 in the three months ended March 31, 2004 and 2003, respectively. Net amounts due from these related parties as of March 31, 2004 was $17.0 million.

         On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, one of our shareholders, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. The assets subject to these leases have a net book value of approximately $91 million as of March 31, 2004. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico. The term of the management services agreement is also for a period of 6 years. In the three months ended March 31, 2004, $2.8 million of lease income was recorded in other income. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. Using current market prices, the purchase commitment would be approximately $19 million per year. We purchased $1.5 million of fabric from Acabados y Terminados, an affiliate of Mr. Nacif, in the three months ended March 31, 2004. We were indebted to Mr. Kamel Nacif and his affiliates in the amount of $1.4 million as of March 31, 2004.

         Under lease agreements entered into between two entities owned by Mr. Guez, our Chairman, Mr. Kay, our Vice Chairman and us, we paid $332,000 in each of the three months ended March 31, 2004 and 2003 for rent for office and warehouse facilities. One of these lease agreements expires in June 2004. The second lease currently is on a month-to-month basis pending our planned relocation.

         We reimbursed our principal shareholder for fuel and related expenses whenever our executives used the aircraft for business purposes from 477 Aviation LLC, which is wholly owned by our principal shareholder.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. The investment in American Rag, LLC totaling $1.8 million at March 31, 2004 was accounted for under the equity method and included in other assets.

11.      COMMITMENTS AND CONTINGENCIES

         In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we project a loss of approximately $75 million in revenue from sales of Mexico-produced merchandise in 2004.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

12.      OPERATIONS BY GEOGRAPHIC AREAS

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

                                                                               ADJUSTMENTS
                                                                                   AND
                               UNITED STATES        ASIA          MEXICO       ELIMINATIONS       TOTAL
                                ------------    ------------   ------------    ------------    ------------
THREE MONTHS ENDED
MARCH 31, 2004
Sales .......................   $ 39,162,000    $    797,000   $  2,196,000    $       --      $ 42,155,000
Inter-company sales .........           --        18,168,000      4,418,000     (22,586,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 39,162,000    $ 18,965,000   $  6,614,000    $(22,586,000)   $ 42,155,000
                                ============    ============   ============    ============    ============

Income (loss) from operations   $ (1,726,000)   $  1,040,000   $ (5,235,000)   $       --      $ (5,921,000)
                                ============    ============   ============    ============    ============

THREE MONTHS ENDED
MARCH 31, 2003
Sales .......................   $ 71,631,000    $  1,167,000   $  5,938,000    $       --      $ 78,736,000
Inter-company sales .........      2,096,000      29,906,000      8,761,000     (40,763,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 73,727,000    $ 31,073,000   $ 14,699,000    $(40,763,000)   $ 78,736,000
                                ============    ============   ============    ============    ============

Income (loss) from operations   $ (1,095,000)   $  3,645,000   $ (3,860,000)   $       --      $ (1,310,000)
                                ============    ============   ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a leading provider of casual apparel, serving specialty retail, mass merchandise and department stores, branded wholesalers and specialty chains located primarily in the United States by designing, merchandising, contracting for the manufacture of, manufacturing directly and selling casual apparel for women, men and children. Our major customers include specialty retailers, such as Express, a division of The Limited, as well as Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyns, and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         During 2003, we launched our private brands initiative, where we acquire ownership of or exclusively license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. In the second quarter of 2003, we acquired an equity interest in the owner of the trademark "American Rag CIE," and the operator of American Rag retail stores, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands then entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands designs and manufactures a full collection of American Rag apparel exclusively for sale in Federated stores across the country. Currently, the American Rag collection is available in approximately 160 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. During 2003, we also began selling products under our own brand "No Jeans" exclusively to Wet Seal, and on April 1, 2004, we entered into a license agreement with Cynthia Rowley to manufacture, market and distribute Cynthia Rowley branded jeanswear for women.

         In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we experienced a significant decline in revenue from sales of Mexico-produced merchandise during the first quarter of 2004. We anticipate that this decline in revenue will continue during the remainder of fiscal 2004, resulting in a projected loss of approximately $75 million in revenue from sales of Mexico-produced merchandise in 2004.

         In January 2004, we sold an aggregate of 1,200,000 shares of our common stock at a price of $3.35 per share, for aggregate proceeds to us of approximately $3.7 million after payment of placement agent fees and other offering expenses. We used the proceeds of this offering for working capital purposes. The securities sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement. In conjunction with this public offering, we issued a warrant to purchase 30,000 shares of our common stock to the placement agent; the warrant has an exercise price of $3.35 per share, is fully vested and exercisable and has a term of five years.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

         As of March 31, 2004, the balance in the allowance for returns, discounts and bad debts reserves was $4.5 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of March 31, 2004, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $132.8 million. Our goodwill balance reflects the write off of $19.5 million of goodwill in 2003.

INCOME TAXES

         As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations.

         In addition, accruals are also estimated for ongoing audits regarding U.S. Federal tax issues that are currently unresolved, based on our estimate of whether, and the extent to which, additional taxes will be due. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in any period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be. See Note 8 of the "Notes to Consolidated Financial Statements" for a discussion of current tax matters.

DEBT COVENANTS

         Our debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 6 to our Consolidated Financial Statements. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 83% of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         ---------------------
                                                          2004           2003
                                                         -------       -------
Net sales ........................................         100.0%        100.0%
Cost of sales ....................................          82.2          88.8
                                                         -------       -------
Gross profit .....................................          17.8          11.2
Selling and distribution expenses ................           6.3           3.4
General and administration expenses ..............          25.5           9.4
                                                         -------       -------
Loss from operations .............................         (14.0)         (1.6)
Interest expense .................................          (1.9)         (1.9)
Interest income ..................................           0.2           0.1
Other income .....................................           8.3           0.4
Other expense ....................................          (0.9)         (0.4)
Minority interest ................................           2.1          (0.3)
                                                         -------       -------
Loss before taxes and ............................          (6.2)         (3.7)
 cumulative effect of accounting change
Income taxes .....................................           0.9           1.2
                                                         -------       -------
Net loss .........................................          (7.1)%        (4.9)%
                                                         =======       =======

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

         Net sales decreased by $36.6 million, or 46.5%, to $42.2 million in first quarter of 2004 from $78.7 million in the first quarter of 2003. The decrease in net sales was caused primarily by a decline in Mexico based sales resulting from the cessation of our manufacturing operations in Mexico in September 2003 and the resulting labor difficulties we experienced following the reduction in our Mexico work force. Some of our larger customers for Mexico-produced jeans wear did not place orders with us during the first quarter of 2004 in response to actions taken and contemplated by workers' rights activists.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit decreased by $1.3 million to $7.5 million in the first quarter of 2004 from $8.8 million in the first quarter of 2003. The decrease in gross profit occurred primarily because of the decrease in sales volume, partially offset by a reclassification of depreciation and amortization of our Mexico assets of $3.4 million in the first quarter of 2004 from cost of goods sold to general and administrative expenses. The reclassification was due to our cessation of direct manufacturing in Mexico and the lease of our Mexico assets. As a percentage of net sales, gross profit increased from 11.2% in the first quarter of 2003 to 17.8% in the first quarter of 2004 primarily due to this reclassification of depreciation and amortization of our Mexico assets.

         Selling and distribution expenses decreased by $87,000, or 3.2%, to $2.6 million in the first quarter of 2004 from $2.7 million in the first quarter of 2003. As a percentage of net sales, these expenses increased to 6.3% in the first quarter of 2004 from 3.5% in the first quarter of 2003 primarily due to fixed expenses incurred.

         General and administrative expenses increased by $3.4 million, or 46.0%, to $10.8 million in the first quarter of 2004 from $7.4 million in the first quarter of 2003. The increase was caused by the reclassification of depreciation and amortization of our Mexico assets of $3.4 million from cost of goods sold. As a percentage of net sales, these expenses increased to 25.6% in the first quarter of 2004 from 9.4% in the first quarter of 2003 due to the increase in general and administrative expenses and the significant decline in sales during the first quarter of 2004.

         Operating loss in the first quarter of 2004 was $5.9 million, or 14.0% of net sales, compared to $1.3 million, or 1.7% of net sales, in the comparable period of 2003, because of the factors discussed above.

         Interest expense decreased by $699,000, or 46.8%, to $794,000 in the first quarter of 2004 from $1.5 million in the first quarter of 2003 due to a reduction in the average debt balance outstanding resulting from debt repayment following our equity financing transactions in late 2003 and January 2004. As a percentage of net sales, these expenses remained as 1.9%. Interest income was $94,000 in the first quarter of 2004, compared to $87,000 in the first quarter of 2003. Other income was $3.5 million in the first quarter of 2004, compared to $316,000 in the first quarter of 2003, due primarily to $2.8 million of lease income received for the lease of our facilities and equipment in Mexico and an unrealized gain on foreign currency of $543,000 in the first quarter of 2004. Other expense was $359,000 in the first quarter of 2004, compared to $326,000 in the first quarter of 2003.

         Losses allocated to minority interests in the first quarter of 2004 was $881,000, representing the minority partner's share of losses in UAV totaling $223,000, and the minority shareholder in Tarrant Mexico for his 25% share in the loss totaling $658,000. In the first quarter of 2003, we allocated $236,000 of profit to minority interest representing the minority partner's share of profit in UAV for $1.3 million, offset by $1.0 million attributed to the minority shareholder in Tarrant Mexico for his 25% share in the loss.

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

         During the first three months of 2004, net cash provided by operating activities was $4.9 million, as compared to net cash used by operating activities of $8.5 million for the same period in 2003. Net cash provided by operating activities in the first quarter of 2004 was the result of the operating loss of $3.0 million and increases of $2.6 million in temporary quota rights and $3.0 million in accrued expenses and income tax payable, offset by depreciation and amortization of $3.8 million and decreases of $5.6 million in accounts receivable, $3.6 million in inventory and $2.9 million in accounts payable.

         During the first three months of 2004, net cash used in investing activities was $349,000, as compared to cash of $48,000 provided by investing activities for the same period in 2003. Cash used in investing activities in the first quarter 2004 included approximately $327,000 of increase in other assets.

         During the first three months of 2004, net cash used in financing activities was $7.1 million, as compared to $7.5 million of net cash provided by financing activities for the same period in 2003. Cash used in financing activities in 2004 included $3.7 million of proceeds from issuance of common stock and $27.7 million of proceeds from long-term obligations, offset by $37.0 million of payments of long-term obligations and bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of March 31, 2004 (in millions):

                                                     PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------------
CONTRACTUAL OBLIGATIONS                Total   Less than    Between     Between     After
                                                1 year     2-3 years   4-5 years   5 years
-----------------------------------   ------   ---------   ---------   ---------   -------
Long-term debt.....................   $ 29.4    $28.9       $ 0.5        $ 0         $ 0
Operating leases...................      0.9      0.5         0.3          0.1         0
Minimum royalties..................     10.0      0.5         1.3          1.7         6.5
Purchase commitment................    105.6     19.2        38.4         38.4         9.6
Employment contracts...............      3.8      1.8         2.0          0           0
                                      ------   ---------   ---------   ---------   -------
Total Contractual Cash Obligations.   $149.7    $50.9       $42.5        $40.2       $16.1


                                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
------------------------------------   --------------  --------------------------------------------
                                        TOTAL AMOUNTS    LESS
COMMERCIAL COMMITMENTS                  COMMITTED TO     THAN       BETWEEN     BETWEEN      AFTER
AVAILABLE TO US                              US         1 YEAR     2-3 YEARS    4-5 YEARS   5 YEARS
------------------------------------   --------------  ---------   ---------    ---------   -------
Lines of credit...................       $   122.1     $  121.5    $    0.6     $    --     $    --
Letters of credit (within
   lines of credit)...............       $    27.9     $   27.9    $     --     $    --     $    --
Total commercial commitments......       $   122.1     $  121.5    $    0.6     $    --     $    --


         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary and is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 4.5% per annum at March 31, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. In May 2004, we established new financial covenants with UPS for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and 1.50 to 1, respectively. Capital expenditures are capped at $700,000 per quarter. As of March 31, 2004, we were in compliance with these covenants. In December 2003, a temporary additional line of credit consisting of a $2.8 million standby letter of credit was made available to us against a restricted deposit of $2.8 million. This temporary facility was cancelled in February 2004 and the deposit had since been released. The expiration date of our main credit facility with UPS has been extended to December 31, 2004, subject to satisfaction of certain conditions. One of the conditions requires that on or before May 31, 2004, we refinance the Debt Facility currently provided by GMAC Commercial Credit LLC. If we fail to satisfy this condition, we will incur a penalty of $100,000 payable to UPS. As of March 31, 2004, $24.6 million was outstanding under this facility with UPS, and an additional $50,000 was available for future borrowings. In addition, $0.4 million of open letters of credit were outstanding as of March 31, 2004.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. In August 2003, the letter of credit facility increased to HKD 23 million (equivalent to US $3.0 million). As of March 31, 2004, $1.4 million was outstanding under this facility. In addition, $1.6 million of open letters of credit were outstanding as of March 31, 2004. In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of March 31, 2004, $194,000 was outstanding under this loan.

         We are party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which is being repaid in monthly installments of $687,500. The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. This facility bears interest at 6% per annum at March 31, 2004. Under the facility, we are subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and are prohibited from paying dividends. In May 2004, the facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and
1.50 to 1, respectively. The fixed charge ratio increases to 1.0 to 1.0 at June 30, 2004; 1.25 to 1.0 at September 30, 2004 and 2.0 to 1.0 at December 31, 2004.
Capital expenditures are capped at $700,000 per quarter. As of March 31, 2004, we were in compliance with all the covenants. A total of $24.6 million (of which $3.4 million related to the term portion) was outstanding under the Debt Facility at March 31, 2004. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at March 31, 2004.

         The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $20 million to $30 million from January 1, 2004 to March 31, 2004. A significant decrease in eligible accounts receivable and inventories due to the aging of receivables and inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales.

         At March 31, 2004, Tarrant Mexico S. de R.L. de C.V., Famian division is indebted to Banco Nacional de Comercio Exterior SNC in the amount of $1.4 million pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We are now repaying $250,000 plus interest (LIBOR plus 6%) monthly on this facility.

         We have an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which matures in November 2005. The loan is secured by equipment located in Puebla and Tlaxcala, Mexico. As of March 31, 2004, this facility had a balance of $2.5 million. Interest accrues at a rate of 2.5% over LIBOR. Under this facility, we are subject to covenants on tangible net worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. As of March 31, 2004, we were in compliance with these covenants. The waiver for breach of covenants in 2003 required additional collateral in the form of a second lien on our headquarters, which is owned by Gerard Guez and Todd Kay. Due to an objection by the first-lien holder to the second lien, we have agreed to accelerate the monthly repayment installment by approximately $75,000 commencing January 2004 in lieu of the additional collateral.

         The Debt Facility with GMAC and the credit facilities with UPS and GE Capital all carry cross-default clauses. A breach of a financial covenant set by GMAC, UPS or GE Capital constitutes an event of default under all of the credit facilities, entitling these financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         During 2000, we financed equipment purchases for a new manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $2.2 million was outstanding as of March 31, 2004. Of the $2.2 million, $1.4 million was denominated in the Euro, and the remainder was payable in U.S. dollars.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credit out of Israeli Discount Bank. As of March 31, 2004, $889,000 was outstanding under this facility and $3.1 million of letters of credit were open under this arrangement.

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

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2004 was approximately $4,796,000. Mr. Guez had an outstanding advance from us in the amount of $4,795,000 as of March 31, 2004. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Gerard Guez, our Chairman and Chief Executive Officer, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $332,000 in the three months ended March 31, 2004, for rent for office and warehouse facilities.

         On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, one of our shareholders, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. The assets subject to these leases have a net book value of approximately $91 million as of March 31, 2004. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement is also for a period of 6 years. In the three months ended March 31, 2004, $2.8 million of lease income was recorded in other income. We have agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. Based on current market price, the purchase commitment would be approximately $19 million annually. We purchased $1.5 million of fabric from Acabados y Terminados, an affiliate of Mr. Nacif, in the three months ended March 31, 2004. We were indebted to Mr. Kamel Nacif and his affiliates in the amount of $1.4 million as of March 31, 2004.

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2004 was approximately $4,796,000. Mr. Guez had an outstanding advance from us in the amount of $4,795,000 as of March 31, 2004. All advances to, and borrowings from, Messrs. Guez and Kay bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         Since June 2003, United Apparel Venture LLC, a majority owned, controlled and consolidated subsidiary of Tarrant, has been selling to Seven Licensing Company, LLC, jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. Total sales in the three months ended March 31, 2004 were $2.2 million.

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

         We purchased $4.1 million of finished goods and services from Azteca and its affiliates in the three months ended March 31, 2004. Our total sales of fabric and services to Azteca in the three months ended March 31, 2004 were $586,000. Two and one half percent of gross sales as management fees were paid in the three months ended March 31, 2004 to each of the members of UAV, per the operating agreement.

         At March 31, 2004, Messrs. Guez and Kay beneficially owned 1,018,000 and 1,005,000 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 17.5% of Tag-It Pacific's common stock at March 31, 2004. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $200,000 of trim from Tag-It in the three months ended March 31, 2004. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 6 of the "Notes to Consolidated Financial Statements."

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

         Affiliated stores owned by The Limited (including Limited Stores and Express) accounted for approximately 10.5% and 9.6% of our net sales for the first three months of 2004 and 2003, respectively. Lerner New York accounted for 8.0% and 3.0% of our net sales for the first three months of 2004 and 2003, respectively. Kohl's accounted for 16.3% and 5.1% of our net sales for the first three months of 2004 and 2003, respectively. Mervyn's accounted for 16.2% and 7.3% of our net sales for the first three months of 2004 and 2003, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 91% of our products were imported from outside the U.S. in the first quarter of 2004, and most of our fixed assets are located in Mexico. We are subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of May 11, 2004, our executive officers and directors and their affiliates owned approximately 34.5% of the outstanding shares of our common stock. Gerard Guez, our Chief Executive Officer and Chairman, and Todd Kay, our Vice Chairman, alone own approximately 23.0% and 11.8%, respectively, of the outstanding shares of our common stock at May 11, 2004. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         As of March  31,  2004,  our  Chief  Executive  Officer  and our  Chief
Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

         RECOMMENDATIONS OF OUR AUDITORS

         During 2003, our prior independent public accountants, Ernst & Young, LLP, advised us and discussed with the Audit Committee of our Board of Directors that, due in part to certain acquisitions by our subsidiaries in Mexico and modifications to our inventory costing methodology, certain improvements in the internal controls of those subsidiaries were necessary to ensure reporting from the subsidiaries would be sufficient for us to develop reliable financial statements. We have and will continue to address the deficiencies identified by Ernst & Young, LLP in consultation with Grant Thornton LLP, our new independent certified public accountants.

         In connection with its audit of our consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP, our independent accountants, advised the Audit Committee and management of our need for additional staff with expertise in preparing required disclosures in the notes to the financial statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and evaluating the effect of new accounting pronouncements on the Company. Grant Thornton LLP considers these matters to be significant deficiencies as that term is defined under standards established by the American Institute of Certified Public Accountants. In response to the observations made by Grant Thornton LLP, in 2004 we have implemented certain enhancements to our financial reporting processes, including increased training of staff on SEC financial reporting requirements and the acquisition of accounting research tools. We believe these steps will address the matters raised by Grant Thornton LLP.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

PATRICK BENSIMON

         In January 2004, we reached a settlement with Patrick Bensimon relating to claims Mr. Bensimon made against Jane Doe International, LLC relating to his employment agreement with this company. Jane Doe International, LLC, which was beneficially owned 51% by us and 49% by Needletex Inc., was formed for the purpose of acquiring assets from Needletex, Inc., a company owned by Mr. Bensimon, pursuant to the terms of an Asset Purchase Agreement. On January 21, 2003, Mr. Bensimon obtained an arbitration award of $1,425,655 for salary and bonus plus interest accrued thereon and legal fees and costs to be determined. On April 7, 2003, the panel issued a final award in favor of Mr. Bensimon confirming the prior interim award and awarding Mr. Bensimon costs and attorneys fees in the amount of $489,640. On April 28, 2003, Mr. Bensimon sought a court order confirming the final award. We asked the court to vacate or modify the final award.

         In January 2004, we settled the employment issue with Mr. Bensimon for $1.2 million in cash and forgiveness of approximately $859,000 in debts owed by Needletex Inc. As part of the settlement, we received the remaining 49% interest in Jane Doe International, LLC. An additional expense of approximately $379,000 was made in the fourth quarter of 2003 to cover the forgiveness of debts.

         At the outset of the dispute, we tendered the claim by Mr. Bensimon to our insurance carrier, which accepted the tender with a reservation of rights as to whether coverage existed for the claim. After the interim arbitration award was made, the insurance carrier denied coverage. After the final award by the arbitration panel, we made demand on the insurance carrier, which was denied. We then commenced suit against the insurance carrier in the Los Angeles County Superior Court for breach of contract and related claims. In January 2004, the carrier settled the case with a cash payment of $330,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  EXHIBIT
                  NUMBER                            DESCRIPTION
                  --------          --------------------------------------------

                  10.31.6 Sixth Deed of Variation to Syndicated Letter of Credit Facility dated March 17, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

                  31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

                  32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         (b)      Current Reports on Form 8-K:

                  Current Report on Form 8-K, reporting Items 5 and 7, filed on January 27, 2004.

                  Current Report on Form 8-K, reporting Items 7 and 12, filed on March 22, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TARRANT APPAREL GROUP

Date:    May 14, 2004                    By:      /s/    Patrick Chow
                                                 -------------------------------
                                                         Patrick Chow,
                                                    Chief Financial Officer


Date:    May 14, 2004                    By:       /s/    Gerard Guez
                                                 -------------------------------
                                                          Gerard Guez,
                                                    Chief Executive Officer