Form 10-Q
period 2004-06-30
TARRANT APPAREL GROUP
filed 2004-08-16
CIK 944948

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________________ TO

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

                                Yes |_|     No |X|

Number of shares of Common Stock of the registrant outstanding as of August 12, 2004: 28,814,763.


--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                       PART I. FINANCIAL INFORMATION                        PAGE
                       -----------------------------                        ----

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets at June 30, 2004 (Unaudited)
                and December 31, 2003 (Audited)........................        3

            Consolidated Statements of Operations and Comprehensive
                Loss for the Three Months and Six Months Ended
                June 30, 2004 and June 30, 2003........................        4

            Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2004 and June 30, 2003..................        5

            Notes to Consolidated Financial Statements.................        6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations .............................       16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        33

Item 4.     Controls and Procedures....................................       33

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..........................................       35

Item 4.     Submission of Matters to a Vote of Security Holders........       35

Item 6.     Exhibits and Reports on Form 8-K...........................       35

            SIGNATURES.................................................       37


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,        DECEMBER 31,
                                                     2004             2003
                                                 -------------    -------------
                                                  (Unaudited)
                    ASSETS
Current assets:
   Cash and cash equivalents .................   $     835,680    $   3,319,964
   Restricted cash ...........................            --          2,759,742
   Accounts receivable, net ..................      49,560,158       57,165,926
   Due from related parties ..................      11,922,751       18,056,488
   Inventory .................................      20,634,931       23,251,591
   Temporary quota rights ....................       2,444,836             --
   Prepaid expenses and other receivables ....       1,765,869        1,776,142
   Income taxes receivable ...................         275,847          277,695
                                                 -------------    -------------
 Total current assets ........................      87,440,072      106,607,548

   Property and equipment, net ...............      47,221,157      135,645,751
   Other assets ..............................       2,928,463        2,269,011
   Excess of cost over fair value of net
      assets acquired, net ...................       8,582,845        8,582,845
                                                 -------------    -------------
 Total assets ................................   $ 146,172,537    $ 253,105,155
                                                 =============    =============

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ................   $  28,033,757    $  29,293,323
   Accounts payable ..........................      25,417,899       23,514,894
   Accrued expenses ..........................      13,861,164       11,194,421
   Income taxes ..............................      17,305,400       16,497,939
   Due to related parties ....................       1,898,477        5,418,795
   Due to shareholders .......................            --                496
   Current portion of long-term obligations ..      21,733,097       38,705,240
                                                 -------------    -------------
 Total current liabilities ...................     108,249,794      124,625,108

Long-term obligations ........................         362,797          588,272
Deferred tax liabilities .....................         248,368          275,129

Minority interest in UAV .....................         318,793        5,141,620
Minority interest in Tarrant Mexico ..........            --         14,766,215

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares
      authorized;  no shares issued and
      outstanding ............................            --               --
   Common stock, no par value, 100,000,000
      shares  authorized; 28,814,763 shares
      (2004) and 27,614,763 shares (2003)
      issued and outstanding .................     111,515,090      107,891,426
   Warrant to purchase common stock ..........       1,842,833        1,798,733
   Contributed capital .......................       1,613,189        1,505,831
   Retained earnings (accumulative loss) .....     (50,552,277)      20,988,434
   Notes receivable from officer/
      shareholder ............................      (4,781,660)      (4,796,428)
   Accumulated other comprehensive loss ......     (22,644,390)     (19,679,185)
                                                 -------------    -------------
 Total shareholders' equity ..................      36,992,785      107,708,811
                                                 -------------    -------------

 Total liabilities and shareholders' equity ..   $ 146,172,537    $ 253,105,155
                                                 =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                            THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                          ------------------------------    ------------------------------
                                              2004             2003             2004             2003
                                          -------------    -------------    -------------    -------------
Net sales .............................   $  38,488,938    $  78,194,081    $  80,643,843    $ 156,930,285
Cost of sales .........................      33,223,369       78,626,988       67,878,206      148,560,713
                                          -------------    -------------    -------------    -------------

Gross profit (loss) ...................       5,265,569         (432,907)      12,765,637        8,369,572
Selling and distribution expenses .....       2,386,214        3,114,848        5,028,613        5,844,360
General and administrative expenses ...       9,290,707        8,542,839       20,069,857       15,925,861
Impairment of assets ..................      77,982,034       22,276,510       77,982,034       22,276,510
                                          -------------    -------------    -------------    -------------

Loss from operations ..................     (84,393,386)     (34,367,104)     (90,314,867)     (35,677,159)

Interest expense ......................        (699,846)      (1,426,047)      (1,493,629)      (2,919,060)
Interest income .......................          92,954           88,062          187,225          175,326
Other income ..........................       3,114,202          156,205        6,610,935          472,519
Other expense .........................        (362,997)        (193,762)        (722,201)        (519,505)
Minority interest .....................      14,135,921        3,729,688       15,016,469        3,493,291
                                          -------------    -------------    -------------    -------------

Loss before provision for income taxes      (68,113,152)     (32,012,958)     (70,716,068)     (34,974,588)
Provision for income taxes ............         454,029          558,236          824,643        1,475,534
                                          -------------    -------------    -------------    -------------

Net loss ..............................   $ (68,567,181)   $ (32,571,194)   $ (71,540,711)   $ (36,450,122)
                                          =============    =============    =============    =============

Net loss per share - Basic and Diluted    $       (2.39)   $       (1.94)   $       (2.50)   $       (2.23)
                                          =============    =============    =============    =============
Weighted average common and common
   equivalent shares:
   Basic and Diluted ..................      28,649,928       16,832,092       28,567,510       16,334,204
                                          =============    =============    =============    =============

Net loss ..............................   $ (68,567,181)   $ (32,571,194)   $ (71,540,711)   $ (36,450,122)
Foreign currency translation adjustment      (3,902,068)       6,544,418       (2,965,205)       2,186,868
                                          -------------    -------------    -------------    -------------
Total comprehensive loss ..............   $ (72,469,249)   $ (26,026,776)   $ (74,505,916)   $ (34,263,254)
                                          =============    =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------
Operating activities:
Net loss .....................................   $ (71,540,711)   $ (36,450,122)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Deferred taxes ............................         (26,761)          14,405
   Depreciation and amortization .............       7,558,836        8,140,849
   Asset impairment ..........................      77,982,034       22,276,510
   Inventory write-down ......................            --         10,986,153
   Unrealized (gain) loss on foreign
     currency ................................        (184,410)         471,369
   Compensation expense related to
     stock option ............................         107,358             --
   Provision for returns and discounts .......        (244,066)       1,477,361
   Income from investments ...................        (567,332)         (70,000)
   Minority interest .........................     (15,016,469)      (3,493,291)
   Changes in operating assets and
    liabilities:
     Restricted cash .........................       2,759,742       (2,000,000)
     Accounts receivable .....................       7,558,900       (6,454,784)
     Due to/from related parties .............      (1,529,319)         407,446
     Inventory ...............................       2,392,037      (19,445,390)
     Temporary quota rights ..................      (2,444,836)      (4,802,516)
     Prepaid expenses and other
       receivables ...........................         (59,523)         958,583
     Accounts payable ........................       2,025,944       18,854,000
     Accrued expenses and income tax
       payable ...............................       3,644,010        6,208,716
                                                 -------------    -------------

     Net cash provided by (used in)
       operating activities ..................      12,415,434       (2,920,711)

Investing activities:
   Purchase (sale) of fixed assets ...........          78,207         (378,459)
   Increase in other assets ..................        (300,898)      (1,366,820)
   Collection of advances from
     shareholders/officers ...................          14,768          746,151
                                                 -------------    -------------

     Net cash used in investing activities ...        (207,923)        (999,128)

Financing activities:
   Short-term bank borrowings, net ...........      (1,257,124)      10,645,397
   Proceeds from long-term obligations .......      52,683,171      124,784,919
   Payment of long-term obligations and
     bank borrowings .........................     (69,696,381)    (131,980,818)
   Repayments to shareholders/officers .......            --           (102,998)
   Proceeds from issuance of common stock
     and warrant .............................       3,667,765             --
   Repurchase of stock .......................            --           (393,178)
                                                 -------------    -------------

     Net cash provided by (used in)
       financing activities ..................     (14,602,569)       2,953,322

Effect of exchange rate on cash ..............         (89,226)         779,469
                                                 -------------    -------------

Decrease in cash and cash equivalents ........      (2,484,284)        (187,048)
Cash and cash equivalents at beginning
   of period .................................       3,319,964        1,388,482
                                                 -------------    -------------

Cash and cash equivalents at end of period ...   $     835,680    $   1,201,434
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Mexico, and Asia. At June 30, 2004, we owned 75% of our subsidiaries in Mexico and 50.1% of United Apparel Ventures, LLC ("UAV"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 25% minority interest in our subsidiaries in Mexico is owned by affiliates of Mr. Kamel Nacif, one of our shareholders. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez.

         We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, one of our shareholders. See Note 11 of the "Notes to Consolidated Financial Statements". In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction we expect to be consummated in the second half of 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

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

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by us in preparation of the Consolidated Financial Statements include: (i) allowance for returns, discounts and bad debts, (ii) inventory, (iii) valuation of long lived and intangible assets and goodwill, and (iv) income taxes. Actual results could differ from those estimates.

         Assets and liabilities of our Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the respective periods. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


         Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Upon the substantial liquidation of the Mexico subsidiaries following the sale of the fixed assets in Mexico, the foreign currency translation adjustment related to our Mexico subsidiaries of approximately $22 million of loss will be reclassified and charged to income. The adjustment is expected to occur during the third or fourth quarter of 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

         Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

3.       STOCK BASED COMPENSATION

         We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the three months ended June 30, 2004 and 2003, $54,000 and $0 was recorded, respectively, as an expense related to our stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                        ----------------------------    ----------------------------
                                            2004            2003           2004             2003
                                        ------------    ------------    ------------    ------------
Net income (loss) as reported .......   $(68,567,181)   $(32,571,194)   $(71,540,711)   $(36,450,122)
Add stock-based employee compensation
  charges report in net loss ........         53,679            --           107,358            --
Less total stock-based employee
  compensation expense, determined
  under the fair value method .......     (1,282,484)     (1,292,616)     (2,626,556)     (2,265,158)
                                        ------------    ------------    ------------    ------------
Pro forma net income (loss) .........   $(69,795,986)   $(33,863,810)   $(74,059,909)   $(38,715,280)
                                        ============    ============    ============    ============

Pro forma income (loss) per share -
  Basic and Diluted .................   $      (2.44)   $      (2.01)   $      (2.59)   $      (2.37)
Net income (loss) per share as
  reported - Basic and Diluted ......   $      (2.39)   $      (1.94)   $      (2.50)   $      (2.23)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: weighted-average volatility factors of the expected market price of our common stock of 0.51 and 0.65 for the three months and six months ended June 30, 2004 and 2003, respectively, weighted-average risk-free interest rates of 3% and 4% for the three months and six months ended June 30, 2004 and 2003, respectively, dividend yield of 0% and weighted-average expected life of the options of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                       2004            2003
                                                   ------------    ------------

United States trade accounts receivable ........   $ 25,185,221    $ 30,729,774
Foreign trade accounts receivable ..............     19,869,413      24,528,500
Due from factor ................................      3,189,316         955,534
Other receivables ..............................      5,053,288       5,178,501
Allowance for returns, discounts and bad debts .     (3,737,080)     (4,226,383)
                                                   ------------    ------------
                                                   $ 49,560,158    $ 57,165,926
                                                   ============    ============

5.       INVENTORY

         Inventory consists of the following:
                                                       JUNE 30,     DECEMBER 31,
                                                         2004           2003
                                                      -----------    -----------
Raw materials - fabric and trim accessories ......    $ 2,787,947    $ 5,859,558
Work-in-process ..................................        105,687      1,094,786
Finished goods shipments-in-transit ..............      7,651,732      7,522,464
Finished goods ...................................     10,089,565      8,774,783
                                                      -----------    -----------
                                                      $20,634,931    $23,251,591
                                                      ===========    ===========

6.       IMPAIRMENT OF LONG-LIVED ASSETS

         Following our restructuring of our Mexican operations in 2003, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we experienced a significant decline in revenue from sales of Mexico-produced merchandise during the three and six months ended June 30, 2004. As a result of this reduction in revenue from the sale of Mexico-produced merchandise, the Board of Directors approved a resolution in July 2004 authorizing management to sell the manufacturing operations in Mexico.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, one of our shareholders. Pursuant to the agreement, we agreed to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of the following:

         o 4,724,000 shares of our common stock, or, if approved in advance by us, the total cash or other proceeds from any sale by Mr. Nacif's affiliates of these shares of common stock prior to the closing of the transaction; and

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


         o $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014, and payable in equal monthly installments of principal and interest over the term of the notes.

         Upon consummation of this purchase and sale transaction, we will enter into a purchase commitment agreement with Mr. Nacif's affiliates, pursuant to which we will agree to purchase annually over the ten year term of the agreement, $5 million of fabric manufactured at the facilities acquired by Mr. Nacif's affiliates at negotiated market prices. This agreement will replace our existing purchase commitment agreement whereby we are obligated to purchase annually from Mr. Nacif's affiliates, 6 million yards of fabric (or approximately $19.2 million of fabric at today's market prices) manufactured at these same facilities through October 2009. Pending consummation of the transaction, Mr. Nacif's affiliates have agreed to suspend our fabric purchase obligations under the existing purchase commitment, and we have agreed to suspend the affiliates of Mr. Nacif's lease payment obligations under the lease agreements pursuant to which Mr. Nacif's affiliates presently operate our manufacturing facilities in Mexico.

         Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the second half of 2004, there can be no assurance that the transaction will be consummated in 2004.

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluated the long-lived assets in Mexico for recoverability and concluded that the book value of the asset group was significantly higher than the expected future cash flows and that impairment had occurred. Accordingly, we have recognized a non-cash impairment loss of approximately $78 million. The impairment charge was the difference between the carrying value and fair value of the impaired assets. Fair value was determined based on independent appraisals of the property and equipment obtained in June 2004. There was no tax benefit recorded with the impairment loss due to a full valuation allowance recorded against the future tax benefit as of June 30, 2004. Because the decision to sell the assets in Mexico was not approved until after the balance sheet date, the assets continue to be classified as held and used. Following the Board resolution authorizing the sale of the assets in the third quarter of fiscal 2004, the assets were reclassified to held for sale.

7.       DEBT

         Short-term bank borrowings consist of the following:

                                                    JUNE 30,        DECEMBER 31,
                                                      2004              2003
                                                   -----------       -----------
Import trade bills payable .................       $ 3,438,066       $ 3,113,030
Bank direct acceptances ....................        17,870,101        12,660,945
Other Hong Kong credit facilities ..........         5,934,048        11,375,363
Other Mexican credit facilities ............           791,542         2,143,985
                                                   -----------       -----------
                                                   $28,033,757       $29,293,323
                                                   ===========       ===========

         Long-term obligations consist of the following:

                                               JUNE 30,             DECEMBER 31,
                                                 2004                   2003
                                             ------------          ------------
Vendor financing ...................         $  2,145,843          $  3,971,490
Equipment financing ................            1,612,361             3,710,355
Debt facility ......................           18,337,690            31,611,667
                                             ------------          ------------
                                               22,095,894            39,293,512
Less current portion ...............          (21,733,097)          (38,705,240)
                                             ------------          ------------
                                             $    362,797          $    588,272
                                             ============          ============

IMPORT TRADE BILLS PAYABLE AND BANK DIRECT ACCEPTANCES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary, and currently expires on December 31, 2004. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 5.0% per annum at June 30, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. In May 2004, we established new financial covenants with UPS for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and 1.50 to 1, respectively. The fixed charge ratio and leverage ratio increased to 1.0 to 1 and 1.6 to 1, respectively, at June 30, 2004. Capital expenditures are capped at $700,000 per quarter. As of June 30, 2004, we were in violation of the tangible net worth, fixed charge ratio and leverage ratio covenants. A waiver has been obtained at a cost of $25,000. During the second quarter of 2004, we paid UPS a penalty of $100,000 for failing to refinance our Debt Facility with GMAC Commercial Credit LLC before June 1, 2004. As of June 30, 2004, $25.0 million was outstanding under this facility, and an additional $40,000 was available for future borrowings. In addition, $0.1 million of open letters of credit were outstanding as of June 30, 2004.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property owned by Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 23 million (equivalent to US $3.0 million) in August 2003. As of June 30, 2004, $2.2 million was outstanding under this facility. In addition, $1.6 million of open letters of credit were outstanding as of June 30, 2004. In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of June 30, 2004, $132,000 was outstanding under this loan.

OTHER MEXICAN CREDIT FACILITIES

         As of June 30, 2004, Tarrant Mexico S. de R.L. de C.V., Famian division was indebted to Banco Nacional de Comercio Exterior SNC in the amount of $792,000 pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We subsequently paid off this loan.

VENDOR FINANCING

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semi-annual payments, which commenced in February 2000. Of this amount, $2.1 million was outstanding as of June 30, 2004. Of the $2.1 million, $1.4 million was denominated in Euros and the remainder was payable in U.S. dollars. We are subject to foreign exchange risk resulting from the fluctuation of the Euro. An unrealized gain of $8,000 and an unrealized loss of $208,000 were recorded for the three months ended June 30, 2004 and 2003, respectively, related to this fluctuation and were recorded in other income and other expense in the accompanying financial statements.

         From time to time, we open letters of credit under an uncommitted credit arrangement with Aurora Capital Associates, which issues these credits through Israeli Discount Bank. As of June 30, 2004, $81,000 was outstanding under this facility and $2.3 million of letters of credit were open under this arrangement.

EQUIPMENT FINANCING

         We had an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which matures in November 2005. The loan was secured by equipment located in Puebla and Tlaxcala, Mexico. As of June 30, 2004, this facility had a balance of $1.5 million. Interest accrued at a rate of 2.5% over LIBOR. Under this facility, we were subject to covenants on tangible net worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. As of June 30, 2004, we were in violation of the covenant of no losses for two consecutive quarters. We subsequently paid off this loan.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


DEBT FACILITY

         We are party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which is being repaid in monthly installments of $687,500. The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. This facility bears interest at 6% per annum at June 30, 2004. Under the facility, we are subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and are prohibited from paying dividends. In May 2004, the maximum facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and
1.50 to 1, respectively.  The fixed charge ratio and leverage ratio increased to
1.0 to 1 and 1.6 to 1, respectively, at June 30, 2004. Capital expenditures are capped at $700,000 per quarter. As of June 30, 2004, we were in violation of tangible net worth, fixed charge ratio and leverage ratio covenants and a waiver has been obtained. A total of $18.3 million (of which $1.4 million related to the term portion) was outstanding under the Debt Facility at June 30, 2004. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at June 30, 2004. GMAC has approved the material terms of a new three-year factoring facility to replace our existing facility and we anticipate completion of documentation in the third quarter of 2004.

         The Debt Facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

GUARANTEES

         Guarantees have been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and an unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We have not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-It in order to ensure our production in a timely manner. If Tag-It ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-It for purchases made on our behalf. We have not had to perform under these guarantees since inception. It is not predictable to estimate the fair value of the guarantee; however, we do not anticipate that we will incur losses as a result of these guarantees. As of June 30, 2004, Tag-It Pacific Inc. had approximately $94,000 due to RVL Inc.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January  2003,  the FASB  issued  Interpretation  No. 46 ("FIN 46"),
"Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity ("VIE"). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE's that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. We have not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities ("SPE"), until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for SPEs until the first fiscal year or interim period after December 15, 2003. We are not the primary beneficiaries of any SPEs at December 31, 2003. We adopted FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIEs, nor is the adoption of FIN 46(R) expected to result in the consolidation of any VIEs. We are continuing to evaluate the impact of FIN 46(R) will have on our financial statements.

9.       INCOME TAXES

         Our effective tax rate differs from the statutory rate principally due to the following reasons: (1) A full valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


recoverability  of those  assets has not been  assessed as more likely than not;
(2) Although we have taxable losses in Mexico, we are subject to a minimum tax; and (3) The earnings of our Hong Kong subsidiary are taxed at a rate of 17.5% versus the 35% U.S. federal rate. The impairment charge in Mexico did not result in a tax benefit due to an increase in the valuation allowance against the future tax benefit. We believe it is more likely than not that the tax benefit will not be realized based on our future business plans in Mexico.

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

10.      LOSS PER SHARE AND EQUITY

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
Basic EPS Computation:
Numerator ..............................   $(68,567,181)   $(32,571,194)   $(71,540,711)   $(36,450,122)
Denominator:

Weighted average common shares
outstanding ............................     28,649,928      16,832,092      28,567,510      16,334,204
                                           ------------    ------------    ------------    ------------

Total shares ...........................     28,649,928      16,832,092      28,567,510      16,334,204
                                           ------------    ------------    ------------    ------------

Basic EPS ..............................   $      (2.39)   $      (1.94)   $      (2.50)   $      (2.23)
                                           ============    ============    ============    =============

Diluted EPS Computation:
Numerator ..............................   $(68,567,181)   $(32,571,194)   $(71,540,711)   $(36,450,122)
Denominator:

Weighted average common share
outstanding ............................     28,649,928      16,832,092      28,567,510      16,334,204
Incremental shares from assumed
exercise of options ....................           --              --              --              --
                                           ------------    ------------    ------------    ------------

Total shares ...........................     28,649,928      16,832,092      28,567,510      16,334,204
                                           ------------    ------------    ------------    ------------

Diluted EPS ............................   $      (2.39)   $      (1.94)   $      (2.50)   $      (2.23)
                                           ============    ============    ============    ============


         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Options and warrants to purchase a total of 9,740,094 shares and 8,508,737 shares have been excluded from the computation in the six months ended June 30, 2004 and 2003, respectively, as the impact would be anti-dilutive.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

11.      RELATED PARTY TRANSACTIONS

         As of June 30, 2004, related party affiliates were indebted to us in the amount of $9.7 million. This amount included various employee receivables totaling $450,000 at June 30, 2004. Amount due from our shareholder and officer was $4.8 million at June 30, 2004, which has been shown as a reduction to shareholders' equity in the accompanying financial statements. Total interest paid by related party affiliates, the Chairman and the Vice Chairman were $93,000 and $86,000 for the three months ended June 30, 2004 and 2003, respectively.

         From time to time, we have borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Mr. Guez. The maximum amount of such advances to Mr. Guez in the second quarter of 2004 was approximately $4,795,000. Mr. Guez had an outstanding advance from us in the amount of $4,782,000 as of June 30, 2004. All advances to, and borrowings from, Mr. Guez in 2004 bore interest at the rate of 7.75%. All existing loans to officers and directors before July 30, 2002 are grandfathered under the Sarbanes-Oxley Act of 2002. No further personal loans will be made to officers and directors in compliance with the Sarbanes-Oxley Act.

         In February 2004, our Hong Kong subsidiary entered into a 50/50 joint venture with Auto Enterprises Limited, an unrelated third party, to source products for Seven Licensing Company, LLC in mainland China. On May 31, 2004, after realizing an accumulated loss from the venture of approximately $200,000 (our share being half), we sold our interest for $1 to Asia Trading Limited, a company owned by Jacqueline Rose, wife of Gerard Guez.

         Since June 2003, United Apparel Ventures, LLC has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by our Chairman. Total sales to Seven Licensing in the three months ended June 30, 2004 was $1.1 million. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. This arrangement is terminable by Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $503,000 and $5.7 million of trim inventory from Tag-It in the three months ended June 30, 2004 and 2003, respectively. We purchased $1.5 million and $3.5 million of finished goods and services from Azteca Production International and its affiliates in the three months ended June 30, 2004 and 2003, respectively. Azteca is owned by the brothers of our Chairman, Gerard Guez, and is the minority member of our subsidiary, United Apparel Ventures, LLC. Our total sales of fabric and services to Azteca in the three months ended June 30, 2004 and 2003 were $436,000 and $2.9 million, respectively. Additionally, UAV paid two and one half percent of its gross sales as management fees to each of the members of UAV. The amount paid by UAV to Azteca totaled $54,000 and $463,000 in the three months ended June 30, 2004 and 2003, respectively. Net amount due from these related parties as of June 30, 2004 was $11.5 million.

         On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, one of our shareholders, for a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


In connection with this lease transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement is also for a period of 6 years. In the three months ended June 30, 2004, $2.8 million of lease income was recorded in other income. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. Using current market prices, the purchase commitment would be approximately $19 million per year. We must pay $1 for each yard of fabric that we fail to purchase under the agreement. We purchased $2.8 million of fabric under this agreement in the three months ended June 30, 2004. We were indebted to Mr. Kamel Nacif and his affiliates in the amount of $437,000 as of June 30, 2004.

         In August 2004, we entered into a purchase and sale agreement to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico, including the equipment and facilities we currently lease to Mr. Nacif's affiliates. Upon consummation of this purchase and sale transaction, we will enter into a purchase commitment agreement with Mr. Nacif's affiliates, pursuant to which we will agree to purchase annually over the ten year term of the agreement, $5 million of fabric manufactured at the facilities acquired by Mr. Nacif's affiliates at negotiated market prices. This agreement will replace our existing purchase commitment agreement with Mr. Nacif's affiliates. Pending consummation of the transaction, Mr. Nacif's affiliates have agreed to suspend our fabric purchase obligations under the existing purchase commitment, and we have agreed to suspend the affiliates of Mr. Nacif's lease payment obligations under the lease agreements pursuant to which Mr. Nacif's affiliates presently operate our manufacturing facilities in Mexico. Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the second half of 2004, there can be no assurance that the transaction will be consummated in 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

         In the three months ended June 30, 2004 and 2003, we paid $332,000 in rent for office and warehouse facilities we lease from two entities owned by Mr. Guez, our Chairman, Mr. Kay, our Vice Chairman. We currently lease both facilities on a month-to-month basis.

         We reimburse our Chairman for fuel and related expenses whenever our executives use our Chairman's aircraft for company business.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. The investment in American Rag Cie, LLC totaling $2.1 million at June 30, 2004 was accounted for under the equity method and included in other assets.

12.      COMMITMENTS AND CONTINGENCIES

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


13.      OPERATIONS BY GEOGRAPHIC AREAS

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

                                                                         ADJUSTMENTS
                                                                             AND
                      UNITED STATES         ASIA           MEXICO        ELIMINATIONS       TOTAL
                      -------------    -------------   -------------    -------------    -------------
THREE MONTHS ENDED
JUNE 30, 2004
Sales .............   $  36,617,000    $     220,000   $   1,652,000    $        --      $  38,489,000
Inter-company sales            --         20,431,000       2,242,000      (22,673,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $  36,617,000    $  20,651,000   $   3,894,000    $ (22,673,000)   $  38,489,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations (1) .   $  (3,473,000)   $   1,522,000   $ (82,442,000)   $        --      $ (84,393,000)
                      =============    =============   =============    =============    =============


THREE MONTHS ENDED
JUNE 30, 2003
Sales .............   $  70,690,000    $   2,001,000   $   5,503,000    $        --      $  78,194,000
Inter-company sales      11,340,000       30,267,000      20,875,000      (62,482,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $  82,030,000    $  32,268,000   $  26,378,000    $ (62,482,000)   $  78,194,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations (2) .   $ (18,207,000)   $   2,024,000   $ (18,184,000)   $        --      $ (34,367,000)
                      =============    =============   =============    =============    =============

SIX MONTHS ENDED
JUNE 30, 2004
Sales .............   $  75,779,000    $   1,017,000   $   3,848,000    $        --      $  80,644,000
Inter-company sales            --         38,599,000       6,660,000      (45,259,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $  75,779,000    $  39,616,000   $  10,508,000    $ (45,259,000)   $  80,644,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations (1) .   $  (5,199,000)   $   2,562,000   $ (87,678,000)   $        --      $ (90,315,000)
                      =============    =============   =============    =============    =============


SIX MONTHS ENDED
JUNE 30, 2003
Sales .............   $ 142,321,000    $   3,168,000   $  11,441,000    $        --      $ 156,930,000
Inter-company sales      13,436,000       60,173,000      29,636,000     (103,245,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $ 155,757,000    $  63,341,000   $  41,077,000    $(103,245,000)   $ 156,930,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations (2) .   $ (19,302,000)   $   5,669,000   $ (22,044,000)   $        --      $ (35,677,000)
                      =============    =============   =============    =============    =============

(1) Included in Income (loss) from operations an impairment charge of $78.0 million in Mexico region.
(2) Included in Income (loss) from operations an impairment charge of $10.5 million in the United States region and $11.8 million in Mexico region.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a leading provider of casual apparel, serving specialty retail, mass merchandise and department stores, branded wholesalers and specialty chains located primarily in the United States by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children. Our major customers include specialty retailers, such as Express, a division of The Limited, as well as Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyns, and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         During 2003, we launched our private brands initiative, where we acquire ownership of or exclusively license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. In the second quarter of 2003, we acquired an equity interest in the owner of the trademark "American Rag CIE," and the operator of American Rag retail stores, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands then entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands designs and manufactures a full collection of American Rag apparel exclusively for sale in Federated stores across the country. Currently, the American Rag collection is available in approximately 160 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. During 2003, we also began selling products under our own brand "No Jeans" exclusively to Wet Seal, and we acquired the distribution rights for Alain Weiz, which will be sold at selected Dillard's stores. On April 1, 2004, we entered into a license agreement with Cynthia Rowley to manufacture, market and distribute Cynthia Rowley branded jeans wear for women, and in June 2004, we entered into a memorandum of understanding to acquire an ownership interest in, and manufacture, market and distribute apparel under the brand "Gear 7," which presently is sold at Kmart stores. Orders for production will impact our sales beginning first quarter of 2005.

         In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we experienced a significant decline in revenue from sales of Mexico-produced merchandise during the three and six months ended June 30, 2004. We anticipate that this decline in revenue will continue during the remainder of fiscal 2004, resulting in a projected loss of approximately $75 million in revenue from sales of Mexico-produced merchandise in 2004. As a result of this reduction in revenue from the sale of Mexico-produced merchandise, the Board of Directors approved a resolution in July 2004 authorizing management to sell the manufacturing operations in Mexico.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, one of our shareholders. Pursuant to the agreement, we agreed to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of the following:

         o 4,724,000 shares of our common stock, or, if approved in advance by us, the total cash or other proceeds from any sale by Mr. Nacif's affiliates of these shares of common stock prior to the closing of the transaction; and

         o $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014, and payable in equal monthly installments of principal and interest over the term of the notes.

         Upon consummation of this purchase and sale transaction, we will enter into a purchase commitment agreement with Mr. Nacif's affiliates, pursuant to which we will agree to purchase annually over the ten year term of the agreement, $5 million of fabric manufactured at the facilities acquired by Mr. Nacif's affiliates at negotiated market prices. This agreement will replace our existing purchase commitment agreement whereby we are obligated to purchase annually from Mr. Nacif's affiliates, 6 million yards of fabric (or approximately $19.2 million of fabric at today's market prices) manufactured at these same facilities through October 2009. Pending consummation of the transaction, Mr. Nacif's affiliates have agreed to suspend our fabric purchase obligations under the existing purchase commitment, and we have agreed to suspend the affiliates of Mr. Nacif's lease payment obligations under the lease agreements pursuant to which Mr. Nacif's affiliates presently operate our manufacturing facilities in Mexico.

         Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the second half of 2004, there can be no assurance that the transaction will be consummated in 2004.

         In accordance with SFAS 144, we evaluated the long-lived assets in Mexico for recoverability and concluded that the book value of the asset group was significantly higher than the expected future cash flows and that impairment had occurred. Accordingly, we have recognized a non-cash impairment loss of approximately $78 million. The impairment charge was the difference between the carrying value and fair value of the impaired assets. Fair value was determined based on independent appraisals of the property and equipment obtained in June 2004. There was no tax benefit recorded with the impairment loss due to a full valuation allowance recorded against the future tax benefit as of June 30, 2004. Because the decision to sell the Mexico assets was not approved until after the balance sheet date, the assets continue to be classified as held and used. Following the Board resolution authorizing the sale of the assets in the third quarter of fiscal 2004, the assets were reclassified to held for sale.

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

         As of June 30, 2004, the balance in the allowance for returns, discounts and bad debts reserves was $3.7 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of June 30, 2004, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $47.2 million. Our goodwill balance reflects the write off of $19.5 million of goodwill in 2003. Our net property and equipment balance reflects the write off of $78.0 million of net property and equipment in the second quarter of 2004.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of our Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the respective periods. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.

         Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Upon the substantial liquidation of the Mexico subsidiaries following the sale of the fixed assets in Mexico, the foreign currency translation adjustment related to the Mexico subsidiaries of approximately $22 million of loss will be reclassified and charged to income. The adjustment is expected to occur during the third or fourth quarter of 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

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

DEBT COVENANTS

         Our debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 7 to our Consolidated Financial Statements. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 90% of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                            THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                         -----------------   -----------------
                                           2004      2003      2004      2003
                                         -------   -------   -------   -------
Net sales ............................     100.0%    100.0%    100.0%    100.0%
Cost of sales ........................      86.3     100.6      84.2      94.7
                                         -------   -------   -------   -------
Gross profit .........................      13.7      (0.6)     15.8       5.3
Selling and distribution expenses ....       6.2       4.0       6.2       3.7
General and administration
   expenses ..........................      24.1      10.9      24.9      10.1
Impairment of assets .................     202.6      28.5      96.7      14.2
                                         -------   -------   -------   -------
Income (loss) from operations ........    (219.2)    (44.0)   (112.0)    (22.7)
Interest expense .....................      (1.8)     (1.8)     (1.9)     (1.9)
Interest Income ......................       0.2       0.1       0.2       0.1
Other income .........................       8.1       0.2       8.2       0.3
Other expense ........................      (0.9)     (0.2)     (0.8)     (0.3)
Minority interest ....................      36.7       4.7      18.6       2.2
                                         -------   -------   -------   -------
Income (loss) before taxes ...........    (176.9)    (41.0)    (87.7)    (22.3)
Income taxes .........................       1.2       0.7       1.0       0.9
                                         -------   -------   -------   -------
Net income (loss) ....................    (178.1)%   (41.7)%   (88.7)%   (23.2)%
                                         =======   =======   =======   =======

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

         Net sales decreased by $39.7 million, or 50.8%, to $38.5 million in second quarter of 2004 from $78.2 million in the second quarter of 2003. The decrease in net sales was caused primarily by a decline in Mexico based sales resulting from the cessation of our manufacturing operations in Mexico in September 2003 and the resulting labor difficulties we experienced following the reduction in our Mexico work force. Some of our larger customers for Mexico-produced jeans wear did not place orders with us during the second quarter of 2004 in response to actions taken and contemplated by workers' rights activists. Additionally, some of our customers reduced the level of order activity for second quarter of 2004.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit increased by $5.7 million to $5.3 million in the second quarter of 2004 from $(433,000) in the second quarter of 2003. The increase in gross profit occurred primarily because of a reclassification of depreciation and amortization of our Mexico assets of $3.3 million in the second quarter of 2004 from cost of goods sold to general and administrative expenses. The reclassification was due to our cessation of direct manufacturing in Mexico and the lease of our Mexico assets. Additionally, in the second quarter of 2003, there was an inventory write-down of $11 million, which did not occur in the 2004 period. As a percentage of net sales, gross profit increased from (0.6)% in the second quarter of 2003 to 13.7% in the second quarter of 2004.

         Selling and distribution expenses decreased by $729,000, or 23.4%, to $2.4 million in the second quarter of 2004 from $3.1 million in the second quarter of 2003. The decrease in such expense is primarily due to a decrease of freight expense to $212,000 in the second quarter of 2004 compared to $829,000 in the second quarter of 2003. As a percentage of net sales, these expenses increased to 6.2% in the second quarter of 2004 from 4.0% in the second quarter of 2003 primarily due to fixed expenses incurred and the significant decline in sales during the second quarter of 2004.

         General and administrative expenses increased by $748,000, or 8.8%, to $9.3 million in the second quarter of 2004 from $8.5 million in the second quarter of 2003. The increase was caused by the reclassification of depreciation and amortization of our Mexico assets of $3.3 million from cost of goods sold. As a percentage of net sales, these expenses increased to 24.1% in the second quarter of 2004 from 10.9% in the second quarter of 2003 due to the significant decline in sales during the second quarter of 2004.

         Impairment of assets expense was $78.0 million in the second quarter of 2004, compared to $22.3 million in the second quarter of 2003. This expense in the second quarter of 2004 was a consequence of our write-down of the book value of our fixed assets in Mexico to their fair value in accordance with SFAS 144. See Note 6 of the "Notes to Consolidated Financial Statements." This expense in the second quarter of 2003 was a consequence of our decision to lease substantially all of our manufacturing operations in Mexico commencing in the third quarter of 2003.

         Operating loss in the second quarter of 2004 was $84.4 million, or (219.2)% of net sales, compared to $34.4 million, or (44.0)% of net sales, in the comparable period of 2003, because of the factors discussed above.

         Interest expense decreased by $726,000, or 50.9%, to $700,000 in the second quarter of 2004 from $1.4 million in the second quarter of 2003 due to a reduction in the average debt balance outstanding resulting from debt repayment following our equity financing transactions in late 2003 and January 2004. As a percentage of net sales, this expense remained as 1.8% of net sales. Interest income was $93,000 in the second quarter of 2004, compared to $88,000 in the second quarter of 2003. Other income was $3.1 million in the second quarter of 2004, compared to $156,000 in the second quarter of 2003, due primarily to $2.8 million of lease income received for the lease of our facilities and equipment in the second quarter of 2004. Other expense was $363,000 in the second quarter of 2004, compared to $194,000 in the second quarter of 2003.

         Losses allocated to minority interest in the second quarter of 2004 was $14.1 million, representing the minority partner's share of profit in UAV totaling $66,000, and the minority shareholder's shares of losses in Tarrant Mexico totaling $14.2 million, of which $13.7 million is this shareholder's 25% share of the charge we incurred for the write down of fixed assets in Mexico. Losses allocated to minority interest in the second quarter of 2003 was $3.7 million, representing the minority partner's share of profit in UAV totaling $871,000, and the minority shareholder's shares of losses in Tarrant Mexico totaling $4.6 million.

FIRST SIX MONTHS OF 2004 COMPARED TO FIRST SIX MONTHS OF 2003

         Net sales decreased by $76.3 million, or 48.6%, to $80.6 million in the first six months of 2004 from $156.9 million in the first six months of 2003. The decrease in net sales was caused primarily by a decline in Mexico based sales resulting from the cessation of our manufacturing operations in Mexico in September 2003 and the resulting labor difficulties we experienced following the reduction in our Mexico work force. Some of our larger customers for Mexico-produced jeans wear did not place orders with us during the first six months of 2004 in response to actions taken and contemplated by workers' rights activists. Additionally, some of our customers reduced the level of order activity for second quarter of 2004.

         Gross profit increased by $4.4 million, or 52.5%, to $12.8 million, or 15.8% of net sales in the first six months of 2004 from $8.4 million, or 5.3% of net sales in the first six months of 2003. The increase in gross profit occurred primarily because of a reclassification of depreciation and amortization of our Mexico assets of $6.7 million in the first six months of 2004 from cost of goods sold to general and administrative expenses. The reclassification was due to our cessation of direct manufacturing in Mexico and the lease of our Mexico assets. Additionally, in the first six months of 2003, there was an inventory write-down of $11 million, which did not occur in the 2004 period.

         Selling and distribution expenses decreased by $816,000, or 14.0%, to $5.0 million in the first six months of 2004 from $5.8 million in the first six months of 2003. The decrease in such expense is primarily due to a decrease of freight expense to $446,000 in the first six months of 2004 compared to $1.2 million in the first six months of 2003. As a percentage of net sales, these expenses increased from 3.7% for the first six months of 2003 to 6.2% for the first six months of 2004, as the decline in net sales was greater than the decline in selling and distribution expenses.

         General and administrative expenses increased by $4.1 million, or 26.0%, to $20.1 million in the first six months of 2004 from $15.9 million in the first six months of 2003. The increase was caused by the reclassification of depreciation and amortization of our Mexico assets of $6.7 million from cost of goods sold. As a percentage of net sales, these expenses increased to 24.9% in the first six months of 2004 from 10.1% in the second quarter of 2003 due to the reclassification and the significant decline in net sales.

         Impairment of assets expense was $78.0 million in the first six months of 2004, compared to $22.3 million in the first six months of 2003. This expense in the first six months of 2004 was a consequence of our write-down of the book value of our fixed assets in Mexico to their fair value in accordance with SFAS
144. See Note 6 of the "Notes to Consolidated Financial Statements." This expense in the first six months of 2003 was primarily due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003.

         Operating loss for the first six months of 2004 was $90.3 million, or (112.0%) of net sales, compared to operating loss of $35.7 million, or (22.7)% of net sales, in the comparable prior period of 2003 as a result of the factors discussed above.

         Interest expense decreased by $1.4 million, or 48.8%, to $1.5 million in the first six months of 2004 from $2.9 million in the first six months of 2003. The decrease was due to a reduction in the average debt balance outstanding resulting from debt repayment following our equity financing transactions in late 2003 and January 2004. As a percentage of net sales, this expense remained as 1.9% in the first six months of 2003 and 2004. Interest income was $187,000 in the first six months of 2004, compared to $175,000 in the first six months of 2003. Other income was $6.6 million in the first six months of 2004, compared to $473,000 in the first six months of 2003, due primarily to $5.5 million of lease income received for the lease of our facilities and equipment in Mexico and an unrealized gain on foreign currency of $184,000 in the first six months of 2004. Other expense was $722,000 in the first six months of 2004, compared to $520,000 in the first six months of 2003.

         Losses allocated to minority interest in the first six months of 2004 was $15.0 million, representing the minority partner's share of losses in UAV totaling $157,000, and the minority shareholder's shares of losses in Tarrant Mexico totaling $14.9 million, of which $13.7 million is this shareholder's 25% share of the charge we incurred for the write down of fixed assets in Mexico. Losses allocated to minority interest in the first six months of 2003 was $3.5 million, representing the minority partner's share of profit in UAV totaling $2.1 million, and the minority shareholder's shares of losses in Tarrant Mexico totaling $5.6 million.

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

         During the first six months of 2004, net cash provided by operating activities was $12.4 million, as compared to net cash used in operating activities of $2.9 million for the same period in 2003. Net cash provided by operating activities in the first six months of 2004 primarily was the result of the operating loss of $71.5 million and an increase of $2.4 million in temporary quota rights, offset by depreciation and amortization of $7.6 million, and asset impairment charge of $78.0 million, decreases of $7.6 million in accounts receivable, $2.8 million of restricted cash, and $2.4 million of inventory, increases of $3.6 million of accrued expenses and income tax payable and $2.0 million in accounts payable.

         During the first six months of 2004, net cash used in investing activities was $208,000, as compared to cash of $999,000 used in investing activities for the same period in 2003. Cash used in investing activities in the first six months of 2004 included approximately $301,000 of increase in other assets.

         During the first six months of 2004, net cash used in financing activities was $14.6 million, as compared to $3.0 million of net cash provided by financing activities for the same period in 2003. Cash used in financing activities in first six months of 2004 included $3.7 million of proceeds from issuance of common stock and $52.7 million of proceeds from long-term obligations, offset by $69.7 million of payments of long-term obligations and $1.3 million of payments of bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2004 (in millions):

                                            PAYMENTS DUE BY PERIOD
                             ---------------------------------------------------
                              Total       Less      Between    Between    After
                                          than        2-3        4-5        5
CONTRACTUAL OBLIGATIONS                  1 year      years      years     years
-----------------------      -------    -------     -------    -------   -------
Long-term debt.........      $  22.1    $  21.7     $   0.4    $     0   $     0
Operating leases.......          0.6        0.3         0.3          0         0
Minimum royalties......          9.9        0.5         1.3        1.8       6.3
Purchase commitment....        100.8       19.2        38.4       38.4       4.8
Employment contracts...          3.4        1.9         1.5          0         0
                             -------    -------     -------    -------   -------
Total Contractual
   Cash Obligations....      $ 136.8    $  43.6     $  41.9    $  40.2   $  11.1


                                            AMOUNT OF COMMITMENT EXPIRATION
                                                      PER PERIOD
                                         ---------------------------------------
                                TOTAL
                               AMOUNTS     LESS     BETWEEN    BETWEEN     AFTER
COMMERCIAL COMMITMENTS        COMMITTED    THAN       2-3        4-5         5
AVAILABLE TO US                 TO US     1 YEAR     YEARS      YEARS      YEARS
----------------------------  --------   --------   --------   --------   ------
Lines of credit.............  $   75.3   $   75.0   $    0.3   $   --     $  --
Letters of credit
   (within lines of credit).  $   28.0   $   28.0   $   --     $   --     $  --
Total commercial commitments  $   75.3   $   75.0   $   0.3    $   --     $  --


         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary, and currently expires on December 31, 2004. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 5.0% per annum at June 30, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. In May 2004, we established new financial covenants with UPS for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and 1.50 to 1, respectively. The fixed charge ratio and leverage ratio increased to 1.0 to 1 and 1.6 to 1, respectively, at June 30, 2004. Capital expenditures are capped at $700,000 per quarter. As of June 30, 2004, we were in violation of the tangible net worth, fixed charge ratio and leverage ratio covenants. A waiver has been obtained at a cost of $25,000. During the second quarter of 2004, we paid UPS a penalty of $100,000 for failing to refinance our Debt Facility with GMAC Commercial Credit LLC. As of June 30, 2004, $25.0 million was outstanding under this facility with UPS, and an additional $40,000 was available for future borrowings. In addition, $0.1 million of open letters of credit were outstanding as of June 30, 2004.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. In August 2003, the letter of credit facility increased to HKD 23 million (equivalent to US $3.0 million). As of June 30, 2004, $2.2 million was outstanding under this facility. In addition, $1.6 million of open letters of credit were outstanding as of June 30, 2004. In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of June 30, 2004, $132,000 was outstanding under this loan.

         We are party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and matures on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which is being repaid in monthly installments of $687,500. The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. The Debt Facility provides for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. This facility bears interest at 6% per annum at June 30, 2004. Under the facility, we are subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and are prohibited from paying dividends. In May 2004, the facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for the fiscal year of 2004. Tangible net worth, fixed charge ratio and leverage ratio for the first quarter of 2004 were fixed at $80 million, 0.25 to 1 and 1.50 to 1, respectively. The fixed charge ratio and leverage ratio increased to 1.0 to 1 and 1.6 to 1, respectively, at June 30, 2004. Capital expenditures are capped at $700,000 per quarter. As of June 30, 2004, we were in violation of tangible net worth, fixed charge ratio and leverage ratio. A waiver has been obtained. A total of $18.3 million (of which $1.4 million related to the term portion) was outstanding under the Debt Facility at June 30, 2004. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at June 30, 2004. GMAC has approved the material terms of a new three-year factoring facility to replace our existing facility and we anticipate completion of documentation in the third quarter of 2004.

         The Debt Facility with GMAC and the credit facility with UPS all carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         The amount we can borrow under the Debt Facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $20 million to $30 million from January 1, 2004 to June 30, 2004. A significant decrease in eligible accounts receivable and inventories due to the aging of receivables and inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales.

         At June 30, 2004, Tarrant Mexico S. de R.L. de C.V., Famian division is indebted to Banco Nacional de Comercio Exterior SNC in the amount of $792,000 pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We subsequently paid off this loan.

         We had an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which matures in November 2005. The loan was secured by equipment located in Puebla and Tlaxcala, Mexico. As of June 30, 2004, this facility had a balance of $1.5 million. Interest accrued at a rate of 2.5% over LIBOR. Under this facility, we were subject to covenants on tangible net worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. As of June 30, 2004, we were in violation of the covenant of no losses for two consecutive quarters. We subsequently paid off this loan.

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $2.1 million was outstanding as of June 30, 2004. Of the $2.1 million, $1.4 million was denominated in the Euro, and the remainder was payable in U.S. dollars.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates, which issues these letters of credit out of Israeli Discount Bank. As of June 30, 2004, $81,000 was outstanding under this facility and $2.3 million of letters of credit were open under this arrangement.

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

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Mr. Gerard Guez. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2004 was approximately $4,795,000. Mr. Guez had an outstanding advance from us in the amount of $4,782,000 as of June 30, 2004. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. During the six months ended June 30, 2004, we paid $664,000 in rent for these office and warehouse facilities. We currently lease both facilities on a month-to-month basis.

         In February 2004, our Hong Kong subsidiary entered into a 50/50 joint venture with Auto Enterprises Limited, an unrelated third party, to source products for Seven Licensing Company, LLC in mainland China. On May 31, 2004, after realizing an accumulated loss from the venture of approximately $200,000 (our share being half), we sold our interest for $1 to Asia Trading Limited, a company owned by Jacqueline Rose, wife of Gerard Guez.

         On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, one of our shareholders, for a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. In connection with this lease transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement is also for a period of 6 years. In the three months and six months ended June 30, 2004, $2.8 million and $5.5 million, of lease income was recorded in other income, respectively. We have agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. Based on current market price, the purchase commitment would be approximately $19 million annually. We must pay $1 for each yard of fabric that we fail to purchase under the agreement. We purchased $2.8 million and $4.2 million of fabric, respectively, under this agreement, in the three months and six months ended June 30, 2004. We were indebted to Mr. Kamel Nacif and his affiliates in the amount of $437,000 as of June 30, 2004

         In August 2004, we entered into a purchase and sale agreement to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico, including the equipment and facilities we currently lease to Mr. Nacif's affiliates. Upon consummation of this purchase and sale transaction, we will enter into a purchase commitment agreement with Mr. Nacif's affiliates, pursuant to which we will agree to purchase annually over the ten year term of the agreement, $5 million of fabric manufactured at the facilities acquired by Mr. Nacif's affiliates at negotiated market prices. This agreement will replace our existing purchase commitment agreement with Mr. Nacif's affiliates. Pending consummation of the transaction, Mr. Nacif's affiliates have agreed to suspend our fabric purchase obligations under the existing purchase commitment, and we have agreed to suspend the affiliates of Mr. Nacif's lease payment obligations under the lease agreements pursuant to which Mr. Nacif's affiliates presently operate our manufacturing facilities in Mexico. Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the second half of 2004, there can be no assurance that the transaction will be consummated in 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Mr. Gerard Guez. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2004 was approximately $4,795,000. Mr. Guez had an outstanding advance from us in the amount of $4,782,000 as of June 30, 2004. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         Since June 2003, United Apparel Venture LLC, a majority owned, controlled and consolidated subsidiary of Tarrant, has been selling to Seven Licensing Company, LLC, jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by our Chairman. Total sales in the three and six months ended June 30, 2004 was $1.1 million and $3.3 million, respectively.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca Production International, Inc. is owned by Hubert Guez, the brother of Gerard Guez, our Chairman and Chief Executive Officer. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned subsidiary of ours, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Since October 2002 and March 2003, UAV has serviced both parties' business with Express and Levi Strauss & Co., respectively. UAV makes purchases from two related parties in Mexico, Azteca and Tag-It Pacific, Inc. We purchased $1.5 million of finished goods and services from Azteca Production International and its affiliates in the three months ended June 30, 2004. Azteca is owned by the brothers of our Chairman, Gerard Guez, and is the minority member of our subsidiary, United Apparel Ventures, LLC. We purchased finished goods and services from Azteca $1.5 million and $5.6 million, respectively, in the three months and six months ended June 30, 2004. Our total sales of fabric and services to Azteca in the three months and six months ended June 30, 2004 were $436,000 and $1 million, respectively. Additionally, UAV paid two and one half percent of its gross sales as management fees to each of the members of UAV. The amount paid by UAV to Azteca, totaled $54,000 and $175,000 in the three months and six months ended June 30, 2004, respectively.

         At June 30, 2004, Messrs. Guez and Kay beneficially owned 1,018,000 and 1,005,000 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 17.5% of Tag-It Pacific's common stock at June 30, 2004. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $503,000 and $703,000 of trim from Tag-It in the three and six months ended June 30, 2004, respectively. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 7 of the "Notes to Consolidated Financial Statements."

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

         Affiliated stores owned by The Limited (including Limited Stores and Express) accounted for approximately 8.0% and 12.2% of our net sales for the first six months of 2004 and 2003, respectively. Lerner New York accounted for 11.5% and 6.3% of our net sales for the first six months of 2004 and 2003, respectively. Kohl's accounted for 15.6% and 6.0% of our net sales for the first six months of 2004 and 2003, respectively. Mervyn's accounted for 16.2% and 7.6% of our net sales for the first six months of 2004 and 2003, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

         While we have long-standing customer relationships, we generally do not have long-term contracts with any of them. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

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

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         Since our inception, we have experienced periods of rapid growth. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

FAILURE TO MANAGE OUR RESTRUCTURING IN MEXICO COULD IMPAIR OUR BUSINESS.

         We have determined to cease directly operating a substantial majority of our equipment and fixed assets in Mexico, and to lease a large portion of our facilities and operations in Mexico to a related third party, which we consummated effective September 1, 2003. Subsequently, in August 2004, we entered into a purchase and sale agreement to sell substantially all of our assets and real property in Mexico, including the equipment and facilities previously leased to Mr. Nacif's affiliates, which transaction we expect to be consummated in the second half of 2004. As a consequence, we have become primarily a trading company, relying on third party manufacturers to produce the merchandise we sell to our customers. We face many challenges related to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico. Any failure on our part to successfully manage these challenges, or other unanticipated consequences may result in loss of customers and sales, which would have an adverse impact on operations. The challenges we face include:

         o We may lose customers who desire to purchase merchandise directly from the manufacturer;

         o We may experience unanticipated expenses in winding down manufacturing operations in Mexico, including labor costs and additional write down of inventory, which may adversely affect our results of operations in the short term;

         o The party to whom we lease or sell our manufacturing operations in Mexico may default in its obligations to us, in which case we may not be able to lease or sell the facilities to another party, or recommence use of the facilities to manufacture goods without significant cost; and

         o We may not be able to transfer Mexico sales to our trading model in time to replace direct to manufacturer orders we have experienced in the past due, for instance, to difficulty in finding third party manufacturers, and capital constraints.

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

         We depend on independent contract manufacturers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortage, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. We do not have material long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. To the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

         We have initiated a factory compliance agreement with our suppliers, and monitor our independent contractors' compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the our contractors could result in our being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations. In addition, certain of our customers, including The Limited, require strict compliance by their apparel manufacturers, including us, with applicable labor laws and visit our facilities often. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 90% of our products were imported from outside the U.S. in the second quarter of 2004, and most of our fixed assets are located in Mexico. We are subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of August 12, 2004, our executive officers and directors and their affiliates owned approximately 29.2% of the outstanding shares of our common stock. Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, alone own approximately 19.6% and 8.9%, respectively, of the outstanding shares of our common stock at August 12, 2004. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         As of June 30, 2004, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 26, 2004, we held our 2004 Annual Meeting of Shareholders. At the annual meeting, there were 28,814,763 shares entitled to vote, and 27,019,377 shares (94%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Gerard Guez, Todd Kay, Patrick Chow, Joseph Mizrachi, Mitchell Simbal, Milton Koffman, Stephane Farouze and Larry Russ.

         The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

         1. Proposal to elect Gerard Guez, Todd Kay, Patrick Chow, Joseph Mizrachi and Larry Russ to serve as our Class II directors for two years and until their successors has been elected.

     DIRECTOR                       FOR                         WITHHELD

   Gerard Guez                   26,009,081                    1,010,296
     Todd Kay                    26,009,081                    1,010,296
   Patrick Chow                  26,006,631                    1,012,746
 Joseph Mizrachi                 26,006,681                    1,012,696
    Larry Russ                   26,008,281                    1,011,096

         2. Proposal to approve an amendment to the Company's Employee Incentive Plan to increase from 100,000 to 2,000,000 the number of shares of Common Stock which may be granted to any individual in a single year.

     FOR              AGAINST               ABSTAIN         BROKER NON-VOTES

  16,518,079         4,477,389              23,916             5,999,993

         3. Proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountants for the year ended December 31, 2004.

     FOR              AGAINST               ABSTAIN         BROKER NON-VOTES

 26,955,111           55,750                 8,516                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         EXHIBIT
         NUMBER                       DESCRIPTION
         -------  --------------------------------------------------------------
         10.1     Tarrant Apparel Group Employee Incentive Plan.

         EXHIBIT
         NUMBER                       DESCRIPTION
         -------  --------------------------------------------------------------

         10.16.3 Modification Agreement entered into as of February 27, 2004, by and between General Electric Capital Corporation and Tarrant Apparel Group.

         10.23.12 Letter Agreement dated April 7, 2004, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

         10.23.13 Amendment to Credit Agreement dated May 6, 2004, between Tarrant Apparel Group, Tag Mex, Inc., Fashion Resource (TCL), Inc., United Apparel Ventures, LLC and GMAC Commercial Credit, LLC. Reference is made to Revolving Credit, Factoring and Security Agreement dated January 21, 2000.

         10.31.7  Seventh  Deed of  Variation  to  Syndicated  Letter  of Credit
                  Facility dated May 5, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

         10.31.8 Eighth Deed of Variation to Syndicated Letter of Credit Facility effective as of May 10, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

         10.35.1 Amendment No. 1 to Exclusive Distribution Agreement dated as of June 22, 2004, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc.

         31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         (b)      Current Reports on Form 8-K:

                  Current Report on Form 8-K, reporting Items 7 and 12, filed on May 17, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TARRANT APPAREL GROUP

Date:    August 16, 2004              By:  /s/    Patrick Chow
                                           ---------------------------
                                                Patrick Chow,
                                           Chief Financial Officer


Date:    August 16, 2004              By:  /s/    Barry Aved
                                           ---------------------------
                                                 Barry Aved,
                                           Chief Executive Officer