Form 10-Q
period 2004-09-30
TARRANT APPAREL GROUP
filed 2004-11-15
CIK 944948

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM              TO
                                           -------------

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

                              Yes |_|    No |X|

Number of shares of Common Stock of the registrant outstanding as of November 12, 2004: 28,814,763.

--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                       PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2004
         (Unaudited) and December 31, 2003 (Audited)...................        3

         Consolidated Statements of Operations and Comprehensive
         Loss for the Three Months and Nine Months Ended
         September 30, 2004 and September 30, 2003.....................        4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2004 and September 30, 2003........        5

         Notes to Consolidated Financial Statements....................        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................       16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...       33

Item 4.  Controls and Procedures.......................................       34

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       35

Item 6.  Exhibits and Reports on Form 8-K..............................       35

         SIGNATURES....................................................       36


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                      2004            2003
                                                 -------------    -------------
                                                  (Unaudited)
                 ASSETS
Current assets:
   Cash and cash equivalents .................   $   1,769,079    $   3,319,964
   Restricted cash ...........................            --          2,759,742
   Accounts receivable, net ..................      40,007,470       57,165,926
   Due from related parties ..................      10,493,983       18,056,488
   Inventory .................................      13,546,014       23,251,591
   Temporary quota rights ....................       1,306,543             --
   Prepaid expenses and other receivables ....       1,606,971        1,776,142
   Income taxes receivable ...................         276,514          277,695
                                                 -------------    -------------
 Total current assets ........................      69,006,574      106,607,548

   Property and equipment, net ...............       2,060,195      135,645,751
   Assets held for sale ......................      42,186,290             --
   Other assets ..............................       2,761,418        2,269,011
   Excess of cost over fair value of net
      assets acquired, net ...................       8,582,845        8,582,845
                                                 -------------    -------------
 Total assets ................................   $ 124,597,322    $ 253,105,155
                                                 =============    =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ................   $  27,586,207    $  29,293,323
   Accounts payable ..........................      18,284,007       23,514,894
   Accrued expenses ..........................      10,837,859       11,194,421
   Income taxes ..............................      17,537,391       16,497,939
   Due to related parties ....................         274,613        5,418,795
   Due to shareholders .......................            --                496
   Current portion of long-term obligations ..      16,561,177       38,705,240
                                                 -------------    -------------
 Total current liabilities ...................      91,081,254      124,625,108

Long-term obligations ........................          43,971          588,272
Deferred tax liabilities .....................         243,136          275,129

Minority interest in UAV & PBG7 ..............         138,175        5,141,620
Minority interest in Tarrant Mexico ..........            --         14,766,215

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares
      authorized; no shares issued and
      outstanding ............................            --               --
   Common stock, no par value, 100,000,000
     shares authorized; 28,814,763 shares
     (2004) and 27,614,763 shares (2003)
     issued and outstanding ..................     111,515,091      107,891,426
   Warrant to purchase common stock ..........       1,842,833        1,798,733
   Contributed capital .......................       1,666,868        1,505,831
   Retained earnings (accumulative loss) .....     (54,570,963)      20,988,434
   Notes receivable from officer/shareholder .      (4,775,651)      (4,796,428)
   Accumulated other comprehensive loss ......     (22,587,392)     (19,679,185)
                                                 -------------    -------------
 Total shareholders' equity ..................      33,090,786      107,708,811
                                                 -------------    -------------

 Total liabilities and shareholders' equity ..   $ 124,597,322    $ 253,105,155
                                                 =============    =============


     The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMER 30,
                                            ------------------------------    ------------------------------
                                               2004              2003             2004             2003
                                            -------------    -------------    -------------    -------------
Net sales ...............................   $  38,102,733    $  96,457,780    $ 118,746,577    $ 253,388,065
Cost of sales ...........................      33,968,166       84,943,929      101,846,372      233,504,642
                                            -------------    -------------    -------------    -------------

Gross profit ............................       4,134,567       11,513,851       16,900,205       19,883,423
Selling and distribution expenses .......       2,081,389        2,878,886        7,110,002        8,723,246
General and administrative expenses .....       5,494,741        7,186,640       25,564,599       23,112,501
Impairment of assets ....................            --               --         77,982,034       22,276,510
                                            -------------    -------------    -------------    -------------

Income (loss) from operations ...........      (3,441,563)       1,448,325      (93,756,430)     (34,228,834)

Interest expense ........................        (700,451)      (1,591,130)      (2,194,080)      (4,510,190)
Interest income .........................          94,067           88,122          281,292          263,448
Other income ............................         383,899        1,106,649        6,994,834        1,579,168
Other expense ...........................        (319,391)        (706,535)      (1,041,592)      (1,226,041)
Minority interest .......................         180,264          283,227       15,196,733        3,776,518
                                            -------------    -------------    -------------    -------------

Income (loss) before provision for income
   taxes ................................      (3,803,175)         628,658      (74,519,243)     (34,345,931)
Provision for income taxes ..............         215,511          489,811        1,040,154        1,965,345
                                            -------------    -------------    -------------    -------------

Net Income (loss) .......................   $  (4,018,686)   $     138,847    $ (75,559,397)   $ (36,311,276)
                                            =============    =============    =============    =============

Net Income (loss) per share - Basic and
Diluted .................................   $       (0.14)   $        0.01    $       (2.63)   $       (2.12)
                                            =============    =============    =============    =============

Weighted average common and common
   equivalent shares:
   Basic ................................      28,814,763       18,765,425       28,705,274       17,144,611
                                            =============    =============    =============    =============

   Diluted ..............................      28,814,763       18,767,701       28,705,274       17,144,611
                                            =============    =============    =============    =============

Net Income (loss) .......................   $  (4,018,686)   $     138,847    $ (75,559,397)   $ (36,311,276)
Foreign currency translation adjustment .          56,998       (9,151,513)      (2,908,207)      (6,964,645)
                                            -------------    -------------    -------------    -------------
Total comprehensive loss ................   $  (3,961,688)   $  (9,012,666)   $ (78,467,604)   $ (43,275,921)
                                            =============    =============    =============    =============


     The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------    -------------
                                                                   2004             2003
                                                              -------------    -------------
Operating activities:
Net loss ..................................................   $ (75,559,397)   $ (36,311,276)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Deferred taxes .........................................         (31,992)          11,833
   Depreciation and amortization ..........................       7,940,452       11,919,289
   Loss on sale of fixed assets ...........................           8,811          732,365
   Asset impairment .......................................      77,982,034       22,276,510
   Inventory write-down ...................................            --         10,986,153
   Unrealized (gain) loss on foreign currency .............        (362,159)         173,287
   Compensation expense related to stock option ...........         161,037             --
   Provision for returns and discounts ....................        (323,925)       1,042,856
   Income from investments ................................        (723,450)            --
   Minority interest ......................................     (15,196,731)      (3,776,518)
   Changes in operating assets and liabilities:
     Restricted cash ......................................       2,759,742       (2,000,000)
     Accounts receivable ..................................      17,296,369       (6,203,135)
     Due to/from related parties ..........................      (1,792,814)      (2,104,209)
     Inventory ............................................       9,561,962      (11,114,629)
     Temporary quota rights ...............................      (1,306,543)      (1,746,983)
     Prepaid expenses and other receivables ...............        (127,714)         825,594
     Accounts payable .....................................      (5,152,284)      17,510,673
     Accrued expenses and income tax payable ..............         795,242        3,000,035
                                                              -------------    -------------

     Net cash provided by operating activities ............      15,928,640        5,221,845

Investing activities:
   Purchase of fixed assets ...............................         194,357         (442,277)
   Proceeds from sale of fixed assets .....................       3,086,350          209,788
   (Increase) decrease in other assets ....................        (300,899)      (1,800,137)
   Collection of advances from shareholders/officers ......          20,778          759,242
                                                              -------------    -------------

     Net cash provided by (used in) investing activities ..       3,000,586       (1,273,384)

Financing activities:
   Short-term bank borrowings, net ........................      (1,707,608)      11,755,693
   Proceeds from long-term obligations ....................      89,259,375      193,782,799
   Payment of long-term obligations and bank borrowings ...    (111,585,581)    (209,397,923)
   Repayments to shareholders/officers ....................            --           (121,328)
   Proceeds from issuance of common stock and warrant .....       3,667,765             --
   Repurchase of stock ....................................            --           (393,178)
                                                              -------------    -------------

     Net cash (used in) financing activities ..............     (20,366,049)      (4,373,937)

Effect of exchange rate on cash ...........................        (114,062)        (272,254)
                                                              -------------    -------------

Decrease in cash and cash equivalents .....................      (1,550,885)        (697,730)
Cash and cash equivalents at beginning of period ..........       3,319,964        1,388,482
                                                              -------------    -------------

Cash and cash equivalents at end of period ................   $   1,769,079    $     690,752
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Mexico, and Asia. At September 30, 2004, we owned 75% of our subsidiaries in Mexico, 50.1% of United Apparel Ventures, LLC ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 25% minority interest in our subsidiaries in Mexico is owned by affiliates of Mr. Kamel Nacif, one of our shareholders. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC.

         We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, one of our shareholders. See Note 11 of the "Notes to Consolidated Financial Statements". In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction we expect to be consummated in the fourth quarter of 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

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

                                   (Unaudited)

         Assets and liabilities of our Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the respective periods. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.

         Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Upon the substantial liquidation of the Mexico subsidiaries following the sale of the fixed assets in Mexico, the foreign currency translation adjustment related to our Mexico subsidiaries of approximately $22 million of loss will be reclassified and charged to income. The adjustment is expected to occur during the fourth quarter of 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

         Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

3.       STOCK BASED COMPENSATION

         We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the three months ended September 30, 2004 and 2003, $54,000 and $0 was recorded, respectively, as an expense related to our stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                        ----------------------------    ----------------------------
                                            2004            2003            2004            2003
                                        ------------    ------------    ------------    ------------
Net income (loss) as reported .......   $ (4,018,686)   $    138,847    $(75,559,397)   $(36,311,276)
Add stock-based employee compensation
  charges reported in net loss ......         53,679            --           161,037            --
Less total stock-based employee
  compensation expense, determined
  under the fair value method .......       (970,416)       (951,152)     (3,596,972)     (3,216,310)
                                        ------------    ------------    ------------    ------------
Pro forma net loss ..................   $ (4,935,423)   $   (812,305)   $(78,995,332)   $(39,527,586)
                                        ============    ============    ============    ============

Pro forma loss per share - Basic and
  Diluted ...........................   $      (0.17)   $      (0.04)   $      (2.75)   $      (2.31)
Net income (loss) per share as
  reported - Basic and Diluted ......   $      (0.14)   $       0.01    $      (2.63)   $      (2.12)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: weighted-average volatility factors of the expected market price of our common stock of 0.51 and 0.65 for the three months and nine months ended September 30, 2004 and 2003, respectively, weighted-average risk-free interest rates of 3% and 4% for the three months and nine months ended September 30, 2004 and 2003, respectively, dividend yield of 0% and weighted-average expected life of the options of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2004              2003
                                                 ------------      ------------

United States trade accounts receivable ....       22,974,095      $ 30,729,774
Foreign trade accounts receivable ..........       18,299,734        24,528,500
Due from factor ............................             --             955,534
Other receivables ..........................        2,375,329         5,178,501
Allowance for returns, discounts and
   bad debts ...............................       (3,641,688)       (4,226,383)
                                                 ------------      ------------
                                                 $ 40,007,470      $ 57,165,926
                                                 ============      ============

5.       INVENTORY

         Inventory consists of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2004            2003
                                                      -----------    -----------
Raw materials - fabric and trim accessories ......    $ 1,566,859    $ 5,859,558
Work-in-process ..................................         32,101      1,094,786
Finished goods shipments-in-transit ..............      3,672,999      7,522,464
Finished goods ...................................      8,274,055      8,774,783
                                                      -----------    -----------
                                                      $13,546,014    $23,251,591
                                                      ===========    ===========

6.       IMPAIRMENT OF LONG-LIVED ASSETS

         Following our restructuring of our Mexican operations in 2003, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we experienced a significant decline in revenue from sales of Mexico-produced merchandise during the three and nine months ended September 30, 2004. As a result of this reduction in revenue from the sale of Mexico-produced merchandise, the Board of Directors approved a resolution in July 2004 authorizing management to sell the manufacturing operations in Mexico.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, one of our shareholders, which agreement was amended in October 2004. Pursuant to the agreement, as amended, we agreed to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of the following:

         o $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum, which is being delivered in lieu of 4,724,000 shares of our common stock as previously reported; and

         o $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014, and payable in equal monthly installments of principal and interest over the term of the notes.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

         Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the fourth quarter of 2004, there can be no assurance that the transaction will be consummated in 2004.

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluated the long-lived assets in Mexico for recoverability and concluded that the book value of the asset group was significantly higher than the expected future cash flows and that impairment had occurred. Accordingly, we recognized a non-cash impairment loss of approximately $78 million in the second quarter of 2004. The impairment charge was the difference between the carrying value and fair value of the impaired assets. Fair value was determined based on independent appraisals of the property and equipment obtained in June 2004. There was no tax benefit recorded with the impairment loss due to a full valuation allowance recorded against the future tax benefit as of June 30, 2004. Following the Board resolution authorizing the sale of the assets in the third quarter of fiscal 2004, the assets were reclassified to held for sale.

7.       DEBT

         Short-term bank borrowings consist of the following:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2004               2003
                                                   -----------       -----------
Import trade bills payable .................       $ 3,046,945       $ 3,113,030
Bank direct acceptances ....................        19,876,198        12,660,945
Other Hong Kong credit facilities ..........         4,663,064        11,375,363
Other Mexican credit facilities ............              --           2,143,985
                                                   -----------       -----------
                                                   $27,586,207       $29,293,323
                                                   ===========       ===========

         Long-term obligations consist of the following:

                                             SEPTEMBER 30,         DECEMBER 31,
                                                 2004                  2003
                                             ------------          ------------
Vendor financing ...................         $    197,773          $  3,971,490
Equipment financing ................               59,583             3,710,355
Debt facility ......................           16,347,792            31,611,667
                                             ------------          ------------
                                               16,605,148            39,293,512
Less current portion ...............          (16,561,177)          (38,705,240)
                                             ------------          ------------
                                             $     43,971          $    588,272
                                             ============          ============

IMPORT TRADE BILLS PAYABLE AND BANK DIRECT ACCEPTANCES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary, and currently expires on December 31, 2004. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 5.75% per annum at September 30, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. In October 2004, we established new financial covenants with UPS for the fiscal year of 2004, which were effective retroactively to September 30, 2004. Tangible net worth for the third and fourth quarters of 2004 were fixed at $20 million and $22 million, respectively. Capital expenditures are capped at $700,000 per quarter. We

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

also agreed to reduce the outstanding balance under this facility to $22 million before the end of October 2004 and $20 million before the end of December 2004. As of September 30, 2004, we were in compliance with the new tangible net worth and capital expense covenants. As of September 30, 2004, $24.6 million was outstanding under this facility, and an additional $115,000 was available for future borrowings. In addition, $303,000 of open letters of credit was outstanding as of September 30, 2004.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property owned by Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. As of September 30, 2004, $2.7 million was outstanding under this facility. In addition, $1.2 million of open letters of credit was outstanding as of September 30, 2004. In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of September 30, 2004, $66,000 was outstanding under this loan.

OTHER MEXICAN CREDIT FACILITIES

         Tarrant Mexico S. de R.L. de C.V., Famian division was indebted to Banco Nacional de Comercio Exterior SNC pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We paid off this loan in the third quarter of 2004.

VENDOR FINANCING

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semi-annual payments, which commenced in February 2000. Of this amount, $198,000 was outstanding as of September 30, 2004. All of the $198,000 was payable in U.S. dollars. We are subject to foreign exchange risk resulting from the fluctuation of the Euro. An unrealized gain of $178,000 and $228,000 were recorded for the three months ended September 30, 2004 and 2003, respectively, related to this fluctuation and were recorded in other income in the accompanying financial statements.

         From time to time, we open letters of credit under an uncommitted credit arrangement with Aurora Capital Associates, which issues these credits through Israeli Discount Bank. As of September 30, 2004, $294,000 was outstanding under this facility and $1.4 million of letters of credit was open under this arrangement.

EQUIPMENT FINANCING

         We had an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which was scheduled to mature in November 2005. The loan was secured by equipment located in Puebla and Tlaxcala, Mexico. We paid off this loan in the third quarter of 2004.

DEBT FACILITY

         We were party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and was scheduled to mature on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which is being repaid in monthly installments of $687,500. The amount we could borrow under the Debt Facility was determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. The Debt Facility provided for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and is collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. Under the facility, we were subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and were prohibited from paying dividends. In May 2004, the maximum facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

the fiscal year of 2004. As of September 30, 2004, we were in violation of tangible net worth, fixed charge ratio and leverage ratio covenants and a waiver was obtained. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at September 30, 2004.

         Effective as of September 29, 2004, we entered into a new three-year factoring facility with GMAC to replace our existing Debt Facility. The revised facility, with maximum borrowing of $45 million, is a factoring facility of all eligible account receivables covering all U.S. operating subsidiaries and without any inventory advances. This facility bears interest at 6% per annum at September 30, 2004. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. A total of $16.3 million was outstanding under the GMAC facility at September 30, 2004.

         The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

GUARANTEES

         Guarantees have been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and an unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We have not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-It in order to ensure our production in a timely manner. If Tag-It ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-It for purchases made on our behalf. We have not had to perform under these guarantees since inception. It is not predictable to estimate the fair value of the guarantee; however, we do not anticipate that we will incur losses as a result of these guarantees. As of September 30, 2004, Tag-It Pacific Inc. had approximately $270,000 due to RVL Inc.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination by an aggregate of approximately $14.5 million. This adjustment would also result in additional state taxes and interest of approximately $12.6 million. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the balance sheet included in the Consolidated Financial Statements under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying balance sheet. In July 2004, the IRS initiated its examination of our Federal income tax return for the year ended December 31, 2002.

10.      EARNINGS (LOSS) PER SHARE AND EQUITY

         A  reconciliation  of the numerator and  denominator  of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                  ----------------------------   ----------------------------
                                      2004            2003          2004            2003
                                  ------------    ------------   ------------    ------------
Basic EPS Computation:
Numerator .....................   $ (4,018,686)   $    138,847   $(75,559,397)   $(36,311,276)
Denominator:

Weighted average common shares
outstanding ...................     28,814,763      18,765,425     28,705,274      17,144,611
                                  ------------    ------------   ------------    ------------

Total shares ..................     28,814,763      18,765,425     28,705,274      17,144,611
                                  ------------    ------------   ------------    ------------

Basic EPS .....................   $      (0.14)   $       0.01   $      (2.63)   $      (2.12)
                                  ============    ============   ============    ============

Diluted EPS Computation:
Numerator .....................   $ (4,018,686)   $    138,847   $(75,559,397)   $(36,311,276)
Denominator:

Weighted average common share
outstanding ...................     28,814,763      18,765,425     28,705,274      17,144,611
Incremental shares from assumed
exercise of options ...........           --             2,276           --              --
                                  ------------    ------------   ------------    ------------

Total shares ..................     28,814,763      18,767,701     28,705,274      17,144,611
                                  ------------    ------------   ------------    ------------

Diluted EPS ...................   $      (0.14)   $       0.01   $      (2.63)   $      (2.12)
                                  ============    ============   ============    ============


         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Options and warrants to purchase a total of 9,671,594 shares and 8,348,487 shares have been excluded from the computation in the nine months ended September 30, 2004 and 2003, respectively, as the impact would be anti-dilutive.

         In January 2004, we sold an aggregate of 1,200,000 shares of our common stock at a price of $3.35 per share, for aggregate proceeds to us of approximately $3.7 million after payment of placement agent fees and other offering expenses.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

We used the proceeds of this offering for working capital purposes. The securities sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement. In conjunction with this public offering, we issued a warrant to purchase 30,000 shares of our common stock to the placement agent. This warrant has an exercise price of $3.35 per share, is fully vested and exercisable and has a term of five years. The warrant was valued using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3%; dividend yields of 0%; volatility factors of the expected market price of warrants of 0.51; and an expected life of 4 years.

11.      RELATED PARTY TRANSACTIONS

         As of September 30, 2004, related party affiliates were indebted to us in the amount of $10.5 million. This amount included various employee receivables totaling $450,000 at September 30, 2004. Amount due from our shareholder and officer was $4.8 million at September 30, 2004, which has been shown as a reduction to shareholders' equity in the accompanying financial statements. Total interest paid by related party affiliates, the Chairman and the Vice Chairman were $92,000 and $86,000 for the three months ended September 30, 2004 and 2003, respectively.

         From time to time, we have borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, our Chairman. The maximum amount of such advances to Mr. Guez in the third quarter of 2004 was approximately $4,782,000. Mr. Guez had an outstanding advance from us in the amount of $4,776,000 as of September 30, 2004. All advances to, and borrowings from, Mr. Guez in 2004 bore interest at the rate of 7.75%. All existing loans to officers and directors before July 30, 2002 are grandfathered under the Sarbanes-Oxley Act of 2002. No further personal loans will be made to officers and directors in compliance with the Sarbanes-Oxley Act.

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

         Since June 2003, United Apparel Ventures, LLC has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by our Chairman. Total sales to Seven Licensing in the three months ended September 30, 2004 and 2003 was $42,000 and $5.7 million, respectively. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. This arrangement is terminable by Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $465,000 and $4.3 million of trim inventory from Tag-It in the three months ended September 30, 2004 and 2003, respectively. We purchased $2.0 million and $9.5 million of finished goods and services from Azteca Production International and its affiliates in the three months ended September 30, 2004 and 2003, respectively. Azteca is owned by the brothers of our Chairman, Gerard Guez, and is the minority member of our subsidiary, United Apparel Ventures, LLC. Our total sales of fabric and services to Azteca in the three months ended September 30, 2004 and 2003 were $0 and $2.5 million, respectively. Additionally, UAV paid two and one half percent of its gross sales as management fees to each of the members of UAV. The amount paid by UAV to Azteca totaled $0 and $434,000 in the three months ended September 30, 2004 and 2003, respectively. Net amount due from these related parties as of September 30, 2004 was $9.4 million.

         On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, one of our shareholders, for a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. In connection with this lease transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement is also for a period of 6 years. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. Using current market prices, the purchase commitment would be approximately $19 million per year. We must pay $1 for each yard of fabric that we fail to purchase under the agreement. We purchased $1.1 million of fabric under this agreement in the three months ended September 30, 2004. Net amount due from these related parties as of September 30, 2004 was $410,000.

         In August 2004, we entered into a purchase and sale agreement to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico, including the equipment and facilities we currently lease to Mr. Nacif's affiliates. Upon consummation of this purchase and sale transaction, we will enter into a purchase commitment agreement with Mr. Nacif's affiliates, pursuant to which we will agree to purchase annually over the ten year term of the agreement, $5 million of fabric manufactured at the facilities acquired by Mr. Nacif's affiliates at negotiated market prices. This agreement will replace our existing purchase commitment agreement with Mr. Nacif's affiliates. Pending consummation of the transaction, Mr. Nacif's affiliates have agreed to suspend our fabric purchase obligations under the existing purchase commitment, and we have agreed to suspend the affiliates of Mr. Nacif's lease payment obligations under the lease agreements pursuant to which Mr. Nacif's affiliates presently operate our manufacturing facilities in Mexico. In the three months ended September 30, 2004, no lease income was recorded in other income. Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the second half of 2004, there can be no assurance that the transaction will be consummated in 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

         In the three months ended September 30, 2004 and 2003, we paid $332,000 in rent for office and warehouse facilities we lease from two entities owned by Mr. Guez, our Chairman, Mr. Kay, our Vice Chairman. We currently lease both facilities on a month-to-month basis.

         We reimburse our Chairman for fuel and related expenses whenever our executives use our Chairman's aircraft for company business.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. The investment in American Rag Cie, LLC totaling $2.2 million at September 30, 2004 was accounted for under the equity method and included in other assets.

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

                                                                         ADJUSTMENTS
                                                                             AND
                      UNITED STATES         ASIA           MEXICO        ELIMINATIONS       TOTAL
                      -------------    -------------   -------------    -------------    -------------
THREE MONTHS ENDED
SEPTEMBER 30, 2004
Sales .............   $  37,263,000    $     696,000   $     144,000    $        --      $  38,103,000
Inter-company sales            --         17,644,000         780,000      (18,424,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $  37,263,000    $  18,340,000   $     924,000    $ (18,424,000)   $  38,103,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations .....   $  (3,109,000)   $     554,000   $    (887,000)   $        --      $  (3,442,000)
                      =============    =============   =============    =============    =============


THREE MONTHS ENDED
SEPTEMBER 30, 2003
Sales .............   $  86,800,000    $   1,988,000   $   7,670,000    $        --      $  96,458,000
Inter-company sales      11,865,000       30,622,000      27,739,000      (70,226,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $  98,665,000    $  32,610,000   $  35,409,000    $ (70,226,000)   $  96,458,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations .....   $   2,961,000    $   1,768,000   $  (3,281,000)   $        --      $   1,448,000
                      =============    =============   =============    =============    =============

NINE MONTHS ENDED
SEPTEMBER 30, 2004
Sales .............   $ 113,042,000    $   1,713,000   $   3,992,000    $        --      $ 118,747,000
Inter-company sales            --         56,243,000       7,440,000      (63,683,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $ 113,042,000    $  57,956,000   $  11,432,000    $ (63,683,000)   $ 118,747,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations (1) .   $  (8,308,000)   $   3,116,000   $ (88,565,000)   $        --      $ (93,757,000)
                      =============    =============   =============    =============    =============


NINE MONTHS ENDED
SEPTEMBER 30, 2003
Sales .............   $ 229,121,000    $   5,156,000   $  19,111,000    $        --      $ 253,388,000
Inter-company sales      25,301,000       90,795,000      57,375,000     (173,471,000)            --
                      -------------    -------------   -------------    -------------    -------------
Total revenue .....   $ 254,422,000    $  95,951,000   $  76,486,000    $(173,471,000)   $ 253,388,000
                      =============    =============   =============    =============    =============

Income (loss) from
   operations (2) .   $ (16,341,000)   $   7,437,000   $ (25,325,000)   $        --      $ (34,229,000)
                      =============    =============   =============    =============    =============

(1) Included in Income (loss) from operations was an impairment charge of $78.0 million in the Mexico region.
(2) Included in Income (loss) from operations was an impairment charge of $10.5 million in the United States region and $11.8 million in the Mexico region.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a leading provider of casual apparel, serving specialty retail, mass merchandise and department stores, branded wholesalers and specialty chains located primarily in the United States by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children. Our major customers include Federated Department Stores, Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyns, and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         During 2003, we launched our private brands initiative, where we acquire ownership of or exclusively license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. In the second quarter of 2003, we acquired an equity interest in the owner of the trademark "American Rag CIE," and the operator of American Rag retail stores, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. Private Brands then entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands designs and manufactures a full collection of American Rag apparel exclusively for sale in Federated stores across the country. Currently, the American Rag collection is available in approximately 170 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. During 2003, we also began selling products under our own brand "No Jeans" exclusively to Wet Seal, and we acquired the distribution rights for Alain Weiz, which will be sold at selected Dillard's stores. On April 1, 2004, we entered into a license agreement with Cynthia Rowley to manufacture, market and distribute Cynthia Rowley branded jeans wear for women, and in July 2004, we formed PBG7, LLC to acquire an ownership interest in, and manufacture, market and distribute apparel under the brand "Gear 7," which presently is sold at Kmart stores. Orders for production of Alain Weiz and Gear 7 will impact our sales beginning first quarter of 2005.

         In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we experienced a significant decline in revenue from sales of Mexico-produced merchandise during the three and nine months ended September 30, 2004. We anticipate that this decline in revenue will continue during the remainder of fiscal 2004, resulting in a projected loss of approximately $75 million in revenue from sales of Mexico-produced merchandise in 2004. As a result of this reduction in revenue from the sale of Mexico-produced merchandise, the Board of Directors approved a resolution in July 2004 authorizing management to sell the manufacturing operations in Mexico.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, one of our shareholders, which agreement was amended in October 2004. Pursuant to the agreement, as amended, we agreed to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of the following:

         o $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum, which is being delivered in lieu of 4,724,000 shares of our common stock as previously reported; and

         o $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014, and payable in equal monthly installments of principal and interest over the term of the notes.

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

         Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the fourth quarter of 2004, there can be no assurance that the transaction will be consummated in 2004.

         In accordance with SFAS 144, we evaluated the long-lived assets in Mexico for recoverability and concluded that the book value of the asset group was significantly higher than the expected future cash flows and that impairment had occurred. Accordingly, we recognized a non-cash impairment loss of approximately $78 million in the second quarter of 2004. The impairment charge was the difference between the carrying value and fair value of the impaired assets. Fair value was determined based on independent appraisals of the property and equipment obtained in June 2004. There was no tax benefit recorded with the impairment loss due to a full valuation allowance recorded against the future tax benefit as of June 30, 2004. Following the Board resolution authorizing the sale of the assets in the third quarter of fiscal 2004, the assets were reclassified to held for sale.

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

         As of September 30, 2004, the balance in the allowance for returns, discounts and bad debts reserves was $3.6 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of September 30, 2004, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $2.1 million. Our goodwill balance reflects the write off of $19.5 million of goodwill in the second quarter of 2003. Our net property and equipment balance reflects the write off of $78.0 million of net property and equipment in the second quarter of 2004 and a reclassification of $42.2 million to assets held for sale in the third quarter of 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

FOREIGN CURRENCYTRANSLATION

         Assets and liabilities of our Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the respective periods. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar and in Mexico is the peso.

         Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Upon the substantial liquidation of the Mexico subsidiaries following the sale of the fixed assets in Mexico, the foreign currency translation adjustment related to the Mexico subsidiaries of approximately $22 million of loss will be reclassified and charged to income. The adjustment is expected to occur during the fourth quarter of 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

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

DEBT COVENANTS

         Our debt agreements require the maintenance of certain financial ratios and a minimum level of net worth as discussed in Note 7 to our Consolidated Financial Statements. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in a majority of the debt agreements, approximately 99% of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                           THREE MONTHS         NINE MONTHS
                                               ENDED               ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                         -----------------   -----------------
                                           2004      2003      2004      2003
                                         -------   -------   -------   -------
Net sales ............................     100.0%    100.0%    100.0%    100.0%
Cost of sales ........................      89.1      88.1      85.8      92.2
                                         -------   -------   -------   -------
Gross profit .........................      10.9      11.9      14.2       7.8
Selling and distribution expenses ....       5.5       3.0       6.0       3.4
General and administration
   expenses ..........................      14.4       7.4      21.5       9.1
Impairment of assets .................       --        --       65.6       8.8
                                         -------   -------   -------   -------
Income (loss) from operations ........      (9.0)      1.5)    (78.9)    (13.5)
Interest expense .....................      (1.8)     (1.6)     (1.8)     (1.7)
Interest Income ......................       0.2       0.0       0.2       0.1
Other income .........................       1.0       1.1       5.9       0.6
Other expense ........................      (0.8)     (0.7)     (0.9)     (0.5)
Minority interest ....................       0.5       0.3      12.8       1.5
                                         -------   -------   -------   -------
Income (loss) before taxes ...........      (9.9)      0.6     (62.7)    (13.5)
Income taxes .........................       0.6       0.5       0.9       0.8
                                         -------   -------   -------   -------
Net income (loss) ....................     (10.5)%     0.1%    (63.6)%   (14.3)%
                                         =======   =======   =======   =======


THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

         Net sales decreased by $58.4 million, or 60.5%, to $38.1 million in third quarter of 2004 from $96.5 million in the third quarter of 2003. The decrease in net sales was caused primarily by a decline in Mexico based sales resulting from the cessation of our manufacturing operations in Mexico in September 2003 and the resulting labor difficulties we experienced following the reduction in our Mexico work force. Some of our larger customers for Mexico-produced jeans wear did not place orders with us during the third quarter of 2004 in response to actions taken and contemplated by workers' rights activists. Additionally, some of our customers reduced the level of order activity for the third quarter of 2004 in response to poor back to school sales results.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit decreased by $7.4 million to $4.1 million in the third quarter of 2004 from $11.5 million in the third quarter of 2003. The decrease in gross profit occurred primarily because of a decline in sales. As a percentage of net sales, gross profit decreased from 11.9% in the third quarter of 2003 to 10.9% in the third quarter of 2004.

         Selling and distribution expenses decreased by $797,000, or 27.7%, to $2.1 million in the third quarter of 2004 from $2.9 million in the third quarter of 2003. The decrease in such expense is partially due to a decrease of freight expense to $146,000 in the third quarter of 2004 compared to $422,000 in the third quarter of 2003. As a percentage of net sales, these expenses increased to 5.5% in the third quarter of 2004 from 3.0% in the third quarter of 2003 due to the significant decline in sales during the third quarter of 2004.

         General and administrative expenses decreased by $1.7 million, or 23.5%, to $5.5 million in the third quarter of 2004 from $7.2 million in the third quarter of 2003. The decrease was the result of our efforts to reduce overhead. As a percentage of net sales, these expenses increased to 14.4% in the third quarter of 2004 from 7.4% in the third quarter of 2003 due to the significant decline in sales during the third quarter of 2004.

         Operating loss in the third quarter of 2004 was $3.4 million, or 9.0% of net sales, compared to operating profit of $1.4 million, or 1.5% of net sales, in the comparable period of 2003, because of the factors discussed above.

         Interest expense decreased by $891,000, or 56%, to $700,000 in the third quarter of 2004 from $1.6 million in the third quarter of 2003 due to a reduction in the average debt balance outstanding resulting from debt repayment following our equity financing transactions in late 2003 and January 2004. As a percentage of net sales, this expense increased to 1.8% in the third quarter of 2004 from 1.6% in the third quarter of 2003. Interest income was $94,000 in the third quarter of 2004, compared to $88,000 in the third quarter of 2003. Other income was $384,000 in the third quarter of 2004, compared to $1.1 million in the third quarter of 2003. This reduction in other income was due primarily to $917,000 of lease income received for the lease of our facilities and equipment in the third quarter of 2003, while no such income was received in the third quarter of 2004 as we agreed to suspend the lessee's lease payment obligations pending completion of the sale of our Mexico assets. See Note 6 of the "Notes to Consolidated Financial Statements". Other expense was $319,000 in the third quarter of 2004, compared to $707,000 in the third quarter of 2003.

         Losses allocated to minority interest in the third quarter of 2004 was $180,000, representing the minority shareholder's share of losses in each of UAV and PBG7. Losses allocated to minority interest in the third quarter of 2003 was $283,000, representing the minority partner's share of profit in UAV totaling $518,000, and the minority shareholder's share of losses in Tarrant Mexico totaling $801,000.

FIRST NINE MONTHS OF 2004 COMPARED TO FIRST NINE MONTHS OF 2003

         Net sales decreased by $134.6 million, or 53.1%, to $118.7 million in the first nine months of 2004 from $253.4 million in the first nine months of 2003. The decrease in net sales was caused primarily by a decline in Mexico based sales resulting from the cessation of our manufacturing operations in Mexico in September 2003 and the resulting labor difficulties we experienced following the reduction in our Mexico work force. Some of our larger customers for Mexico-produced jeans wear did not place orders with us during the first nine months of 2004 in response to actions taken and contemplated by workers' rights activists. Additionally, some of our customers reduced the level of order activity for third quarter of 2004 in response to poor back to school sales results.

         Gross profit decreased by $3.0 million, or 15.0%, to $16.9 million, or 14.2% of net sales in the first nine months of 2004 from $19.9 million, or 7.8% of net sales in the first nine months of 2003. The decrease in gross profit occurred primarily because of a significant decline in sales. The effect was partially offset by a reclassification of depreciation and amortization of our Mexico assets of $6.7 million in the first nine months of

2004 from cost of goods sold to general and administrative expenses. The reclassification was due to our cessation of direct manufacturing in Mexico and the lease of our Mexico assets. Additionally, in the first nine months of 2003, there was an inventory write-down of $11.0 million, which did not occur in the 2004 period.

         Selling and distribution expenses decreased by $1.6 million, or 18.5%, to $7.1 million in the first nine months of 2004 from $8.7 million in the first nine months of 2003. The decrease in such expense is primarily due to a decrease of freight expense to $592,000 in the first nine months of 2004 compared to $1.6 million in the first nine months of 2003. As a percentage of net sales, these expenses increased from 3.4% for the first nine months of 2003 to 6.0% for the first nine months of 2004 due to the significant decline in sales during the nine months of 2004.

         General and administrative expenses increased by $2.5 million, or 10.6%, to $25.6 million in the first nine months of 2004 from $23.1 million in the first nine months of 2003. The increase was caused by the reclassification of depreciation and amortization of our Mexico assets of $6.7 million from cost of goods sold, partially offset by the results of our efforts to reduce overhead. As a percentage of net sales, these expenses increased to 21.5% in the first nine months of 2004 from 9.1% in the first nine months of 2003 due to the significant decline in sales and the reclassification of depreciation and amortization of our Mexico assets in the first nine months of 2004.

         Impairment of assets expense was $78.0 million in the first nine months of 2004, compared to $22.3 million in the first nine months of 2003. This expense in the first nine months of 2004 was a consequence of our write-down of the book value of our fixed assets in Mexico. See Note 6 of the "Notes to Consolidated Financial Statements." This expense in the first nine months of 2003 was primarily due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003.

         Operating loss for the first nine months of 2004 was $93.8 million, or 78.9% of net sales, compared to operating loss of $34.2 million, or 13.5% of net sales, in the comparable prior period of 2003 as a result of the factors discussed above.

         Interest expense decreased by $2.3 million, or 51.4%, to $2.2 million in the first nine months of 2004 from $4.5 million in the first nine months of 2003. The decrease was due to a reduction in the average debt balance outstanding resulting from debt repayment following our equity financing transactions in late 2003 and January 2004. As a percentage of net sales, this expense increased from 1.7% in the first nine months of 2003 to 1.8% in the first nine months of 2004. Interest income was $281,000 in the first nine months of 2004, compared to $263,000 in the first nine months of 2003. Other income was $7.0 million in the first nine months of 2004, compared to $1.6 million in the first nine months of 2003, due primarily to $5.5 million of lease income received for the lease of our facilities and equipment in Mexico in the first nine months of 2004 and $917,000 of such income in the first nine months of 2003. Other expense was $1.0 million in the first nine months of 2004 as compared to $1.2 million in the first nine months of 2003.

         Losses allocated to minority interest in the first nine months of 2004 was $15.2 million, representing the minority partner's share of losses in UAV and PBG7 totaling $337,000, and the minority shareholder's shares of losses in Tarrant Mexico totaling $14.9 million, of which $13.7 million is this shareholder's 25% share of the charge we incurred for the write down of fixed assets in Mexico. Losses allocated to minority interest in the first nine months of 2003 was $3.8 million, representing the minority partner's share of profit in UAV totaling $2.6 million, and the minority shareholder's shares of losses in Tarrant Mexico totaling $6.4 million.

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

         During the first nine months of 2004, net cash provided by operating activities was $15.9 million, as compared to net cash provided by operating activities of $5.2 million for the same period in 2003. Net cash provided by operating activities in the first nine months of 2004 primarily was the result of the operating loss of $75.6 million, an increase of $1.3 million in temporary quota rights and a decrease of $5.2 million in accounts payable, offset by depreciation and amortization of $7.9 million, asset impairment charge of $78.0 million, decreases of $17.3 million in accounts receivable, $2.8 million of restricted cash, and $9.6 million of inventory.

         During the first nine months of 2004, net cash provided by investing activities was $3.0 million, as compared to net cash used in investing activities of $1.3 million for the same period in 2003. Cash provided by investing activities in the first nine months of 2004 included approximately $3.1 million from sale of fixed assets.

         During the first nine months of 2004, net cash used in financing activities was $20.4 million, as compared to $4.4 million of net cash used in financing activities for the same period in 2003. Cash used in financing activities in first nine months of 2004 included $3.7 million of proceeds from issuance of common stock and $89.3 million of proceeds from long-term obligations, offset by $111.6 million of payments of long-term obligations and $1.7 million of payments of bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of September 30, 2004 (in millions):

                                                            PAYMENTS DUE BY PERIOD
                                       ---------------------------------------------------------
CONTRACTUAL OBLIGATIONS                  Total     Less than     Between     Between      After
                                                    1 year      2-3 years   4-5 years    5 years
----------------------------------     --------     -------      -------     -------     -------
Long-term debt ...................     $   16.6     $  16.6      $   0       $   0       $   0
Operating leases .................          0.6         0.3          0.3         0           0
Minimum royalties ................          9.8         0.6          1.4         1.8         6.0
Purchase commitment (1) ..........         96.0        19.2         38.4        38.4         0
Employment contracts .............          1.9         1.4          0.5         0           0
                                       --------     -------      -------     -------     -------
Total Contractual Cash Obligations     $  124.9     $  38.1      $  40.6     $  40.2     $   6.0

(1) Pending consummation of the sale of assets, this purchase commitment is being suspended. See Note 6 of the "Notes to Consolidated Financial Statements".

                                            AMOUNT OF COMMITMENT EXPIRATION
                                                      PER PERIOD
                                         ---------------------------------------
                                TOTAL
                               AMOUNTS     LESS     BETWEEN    BETWEEN     AFTER
COMMERCIAL COMMITMENTS        COMMITTED    THAN       2-3        4-5         5
AVAILABLE TO US                 TO US     1 YEAR     YEARS      YEARS      YEARS
----------------------------  --------   --------   --------   --------   ------
Lines of credit.............  $   74.5   $   74.5   $   --     $   --     $  --
Letters of credit (within
   lines of credit).........  $   30.0   $   30.0   $   --     $   --     $  --
Total commercial commitments  $   74.5   $   74.5   $   --     $   --     $  --


         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is a one-year facility subject to renewal on its anniversary, and currently expires on December 31, 2004. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong, as well as our permanent quota holdings in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 5.75% per annum at September 30, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. In October, 2004, we established new financial covenants with UPS for the fiscal year of 2004, which were effective retroactively to September 30, 2004. Tangible net worth for the third and fourth quarters of 2004 were fixed at $20 million and $22 million, respectively. Capital expenditures are capped at $700,000 per quarter. We also agreed to reduce the outstanding balance under this facility to $22 million before the end of October 2004 and $20 million before the end of December 2004. As of September 30, 2004 we were in compliance with the new tangible net worth and capital expense covenants. As of September 30, 2004, $24.6 million was outstanding under this facility with UPS, and an additional $115,000 was available for future borrowings. In addition, $303,000 of open letters of credit was outstanding as of September 30, 2004.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of September 30, 2004, $2.7 million was outstanding under this facility. In addition,$1.2 million of open letters of credit was outstanding as of September 30, 2004. In December 2003, a tax loan for HKD 2 million (equivalent to US $256,000) was also made available to our Hong Kong subsidiaries. As of September 30, 2004, $66,000 was outstanding under this loan.

         We were previously party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC. The Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and was scheduled to mature on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which was being repaid in monthly installments of $687,500. The amount we could borrow under the Debt Facility was determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. The Debt Facility provided for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and was collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. Under the facility, we were subject to various financial covenants on tangible net worth, interest coverage, fixed charge ratio and leverage ratio, and were prohibited from paying dividends. In May 2004, the maximum facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for the fiscal year of 2004. As of September 30, 2004, we were in violation of tangible net worth, fixed charge ratio, and leverage ratio covenants and a waiver was obtained. A total of $16.3 million was outstanding under the Debt Facility at September 30, 2004. Based on the borrowing base formula, no additional amounts were available for borrowing under the Debt Facility at September 30, 2004.

         Effective as of September 29, 2004, we entered into a new three-year factoring facility with GMAC to replace our existing Debt Facility. The revised facility, with maximum borrowing of $45 million, is a factoring facility of all eligible account receivables covering all U.S. operating subsidiaries and without any inventory advances. This facility bears interest at 6% per annum at September 30, 2004. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. A total of $16.3 million was outstanding under the GMAC facility at September 30, 2004.

         The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         The amount we can borrow under the new credit facility with GMAC is determined based on a defined borrowing base formula related to eligible accounts receivable. A significant decrease in eligible accounts receivable due to the aging of receivables, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decrease in eligible accounts receivables generated from our sales.

         Tarrant Mexico S. de R.L. de C.V., Famian division was indebted to Banco Nacional de Comercio Exterior SNC pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We paid off this loan in the third quarter of 2004.

         We had an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing ("GE Capital"), which was scheduled to mature in November 2005. The loan was secured by equipment located in Puebla and Tlaxcala, Mexico. Interest accrued at a rate of 2.5% over LIBOR. Under this facility, we were subject to covenants on tangible net worth of $30 million, leverage ratio of not more than two times at the end of each financial year, and no losses for two consecutive quarters. We paid off this loan in the third quarter of 2004.

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $198,000 was outstanding as of September 30, 2004. All of the $198,000 was payable in U.S. dollars.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates, which issues these letters of credit out of Israeli Discount Bank. As of September 30, 2004, $294,000 was outstanding under this facility and $1.4 million of letters of credit was open under this arrangement.

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

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, our Chairman. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2004 was approximately $4,782,000. Mr. Guez had an outstanding advance from us in the amount of $4,776,000 as of September 30, 2004. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California and office space in Hong Kong from corporations owned by Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. During the nine months ended September 30, 2004, we paid $997,000 in rent for these office and warehouse facilities. We currently lease both facilities on a month-to-month basis.

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

         On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, one of our shareholders, for a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. In connection with this lease transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates will manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement is also for a period of 6 years. In the three months and nine months ended September 30, 2004, $0 and $5.5 million, of lease income was recorded in other income, respectively. We have agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. Based on current market price, the purchase commitment would be approximately $19 million annually. We must pay $1 for each yard of fabric that we fail to purchase under the agreement. We purchased $1.1 million and $5.3 million of fabric, respectively, under this agreement, in the three months and nine months ended September 30, 2004. Net amount due from Mr. Kamel Nacif and his affiliates was $410,000 as of September 30, 2004

         In August 2004, we entered into a purchase and sale agreement to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico, including the equipment and facilities we currently lease to Mr. Nacif's affiliates. Upon consummation of this purchase and sale transaction, we will enter into a purchase commitment agreement with Mr. Nacif's affiliates, pursuant to which we will agree to purchase annually over the ten year term of the agreement, $5 million of fabric manufactured at the facilities acquired by Mr. Nacif's affiliates at negotiated market prices. This agreement will replace our existing purchase commitment agreement with Mr. Nacif's affiliates. Pending consummation of the transaction, Mr. Nacif's affiliates have agreed to suspend our fabric purchase obligations under the existing purchase commitment, and we have agreed to suspend the affiliates of Mr. Nacif's lease payment obligations under the lease agreements pursuant to which Mr. Nacif's affiliates presently operate our manufacturing facilities in Mexico. Consummation of the purchase and sale transaction is subject to customary closing conditions, including, without limitation, approval of the transaction by the Mexican antitrust authorities. While we anticipate that the transaction will be consummated in the fourth quarter of 2004, there can be no assurance that the transaction will be consummated in 2004. See Note 6 of the "Notes to Consolidated Financial Statements".

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez, our Chairman. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2004 was approximately $4,782,000. Mr. Guez had an outstanding advance from us in the amount of $4,776,000 as of September 30, 2004. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         Since June 2003, United Apparel Venture LLC, a majority owned, controlled and consolidated subsidiary of Tarrant, has been selling to Seven Licensing Company, LLC, jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by our Chairman. Total sales in the three months and nine months ended September 30, 2004 was $42,000 and $3.3 million, respectively.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca Production International, Inc. is owned by Hubert Guez, the brother of Gerard Guez, our Chairman and Chief Executive Officer. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., a wholly owned subsidiary of ours, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Since October 2002 and March 2003, UAV has serviced both parties' business with Express and Levi Strauss & Co., respectively. UAV makes purchases from two related parties in Mexico, Azteca and Tag-It Pacific, Inc. Azteca is owned by the brothers of our Chairman, Gerard Guez, and is the minority member of our subsidiary, United Apparel Ventures, LLC. We purchased finished goods and services from Azteca $2.0 million and $7.5 million, respectively, in the three months and nine months ended September 30, 2004. Our total sales of fabric and services to Azteca in the three months and nine months ended September 30, 2004 were $0 and $1.0 million, respectively. Additionally, UAV paid two and one half percent of its gross sales as management fees to each of the members of UAV. The amount paid by UAV to Azteca, totaled $0 and $175,000 in the three months and nine months ended September 30, 2004, respectively.

         At September 30, 2004, Messrs. Guez and Kay beneficially owned 967,000 and 1,005,000 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 10.9% of Tag-It Pacific's common stock at September 30, 2004. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. This arrangement is terminable by either Tag-It or us at any time. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. We purchased $465,000 and $1.2 million of trim from Tag-It in the three and nine months ended September 30, 2004, respectively. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 7 of the "Notes to Consolidated Financial Statements."

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

         Affiliated stores owned by The Limited (including Limited Stores and Express) accounted for approximately 5.4% and 13.5% of our net sales for the first nine months of 2004 and 2003, respectively. Lerner New York accounted for 13.0% and 7.2% of our net sales for the first nine months of 2004 and 2003, respectively. Kohl's accounted for 16.6% and 6.1% of our net sales for the first nine months of 2004 and 2003, respectively. Mervyn's accounted for 16.5% and 6.3% of our net sales for the first nine months of 2004 and 2003, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

FAILURE OF THE TRANSPORTATION INFRASTRUCTURE TO MOVE SEA FREIGHT IN ACCEPTABLE TIME FRAMES COULD ADVERSELY AFFECT OUR BUSINESS.

         Because the bulk of our freight is designed to move through the West Coast ports in predictable time frames, we are at risk of cancellations and penalties when those ports operate inefficiently creating delays in delivery. We have experienced such delays for the past few months, and we may continue to experience delays. There can be no assurances of, and we have no control over, a return to timely deliveries. Unpredictable timing for shipping may cause us to utilize air freight or may result in customer penalties for late delivery, any of which could reduce our operating margins and adversely effect our results of operations.

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

FAILURE TO MANAGE OUR RESTRUCTURING IN MEXICO COULD IMPAIR OUR BUSINESS.

         We have determined to cease directly operating a substantial majority of our equipment and fixed assets in Mexico, and to lease a large portion of our facilities and operations in Mexico to a related third party, which we consummated effective September 1, 2003. Subsequently, in August 2004, we entered into a purchase and sale agreement to sell substantially all of our assets and real property in Mexico, including the equipment and facilities previously leased to Mr. Nacif's affiliates, which transaction we expect to be consummated in the fourth quarter of 2004. As a consequence, we have become primarily a trading company, relying on third party manufacturers to produce the merchandise we sell to our customers. We face many challenges related to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico. Any failure on our part to successfully manage these challenges, or other unanticipated consequences may result in loss of customers and sales, which would have an adverse impact on operations. The challenges we face include:

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 92% of our products were imported from outside the U.S. in the third quarter of 2004, and most of our fixed assets are located in Mexico. We are subject to the risks associated with doing business and owning fixed assets in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers (including changes in the allocation of quotas) and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET AND IF WE FAIL TO DO SO, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY DECLINE.

         The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The requirements currently affecting us include (i) maintaining a minimum closing bid price per share of $1.00 and (ii) having a majority of our directors qualify as "independent directors" under the Nasdaq rules. On October 19, 2004, the Nasdaq Stock Market Inc. issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. On October 21, 2004, the Nasdaq Stock Market notified us that, as a result of the recent resignation of one of our directors, we were not in compliance with the requirement that a majority of the directors be independent. As of November 12, 2004, our closing bid price had remained above $1.00 for ten consecutive trading days, meaning we have regained compliance with the minimum bid price rule. We have until the we have until the earlier of our next shareholder meeting or October 15, 2005 to regain compliance with the independent director rule, and we are actively seeking a new independent director to join our board of directors Nevertheless, there can be no assurance that we will be able to comply with the maintenance criteria or any of the Nasdaq National Market's listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of September 30, 2004, our executive officers and directors and their affiliates owned approximately 29.1% of the outstanding shares of our common stock. Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, alone own approximately 19.6% and 8.9%, respectively, of the outstanding shares of our common stock at September 30, 2004. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

         Our shareholders rights plan, our ability to issue additional shares of preferred stock and some provisions of our articles of incorporation and bylaws could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price without approval of our board of directors.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         As of September 30, 2004, our Chief Executive Officer and our Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

ITEM 6.  EXHIBITS.


         Exhibit
         Number          Description
         --------        -------------------------------------------------------

         10.7.3 Third Amendment to Employment Agreement, effective as of April 1, 2004, between Tarrant Apparel Group and Gerard Guez.

         10.8.3 Third Amendment to Employment Agreement, effective as of April 1, 2004, between Tarrant Apparel Group and Todd Kay.

         10.23.14 Letter Agreement dated August 12, 2004 by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc.

         10.23.15 Factoring Agreement dated as of September 29, 2004 by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc.

         10.31.9 Ninth Deed of Variation to Syndicated Letter of Credit Facility effective as of September 30, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

         10.53 Agreement for Purchase of Assets dated August 13, 2004 among Tarrant Mexico S. de R.L. de C.V., Acabados Y Cortes Textiles S.A. de C.V. and Construcciones Solticio S.A. de C.V.

         10.53.1 Amendment No. 1 to Agreement for Purchase of Assets dated October 29, 2004 among Tarrant Mexico S. de R.L. de C.V., Acabados Y Cortes Textiles S.A. de C.V. and Construcciones Solticio S.A. de C.V.

         10.54 Termination Agreement dated August 13, 2004 among Tarrant Mexico, S. de R.L. de C.V., Inmobiliaria Cuadros, S.A., de C.V. and Acabados y Cortes Textiles S.A. de C.V.

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

                                            TARRANT APPAREL GROUP

Date:    November 15, 2004                  By:       /s/ Corazon Reyes
                                                    ----------------------------
                                                         Corazon Reyes,
                                                    Chief Financial Officer


Date:    November 15, 2004                  By:       /s/ Barry Aved
                                                    ----------------------------
                                                          Barry Aved,
                                                    Chief Executive Officer