Form 10-K
period 2004-12-31
TARRANT APPAREL GROUP
filed 2005-04-15
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number: 0-26006

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

                                  COMMON STOCK

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant is approximately $23,495,688 based upon the closing price of the Common Stock on June 30, 2004.

         Number of shares of Common Stock of the Registrant outstanding as of March 31, 2005: 28,814,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                              TARRANT APPAREL GROUP
                               INDEX TO FORM 10-K

PART I                                                                      PAGE
                                                                            ----
Item 1.       Business....................................................     1

Item 2.       Properties..................................................    12

Item 3.       Legal Proceedings...........................................    13

Item 4.       Submission of Matters to a Vote of Security Holders.........    13

PART II

Item 5.       Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases
                 of Equity Securities.....................................    14

Item 6.       Selected Financial Data.....................................    15

Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    17

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk .    41

Item 8.       Financial Statements and Supplementary Data.................    42

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................    42

Item 9A.      Controls and Procedures.....................................    42


PART III

Item 10.      Directors and Executive Officers of the Registrant..........    43

Item 11.      Executive Compensation......................................    43

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...............    43

Item 13.      Certain Relationships and Related Transactions..............    43

Item 14.      Principal Accounting Fees and Services......................    43

PART IV

Item 15.      Exhibits and Financial Statement Schedules..................    43

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2004 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Those statements include statements regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, our ability to face stiff competition, profitably manage a sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, general economic conditions, China's entry into World Trade Organization, or "WTO", global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

ITEM 1.  BUSINESS

OVERVIEW

         Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include specialty retailers, such as Chico's, Macy's Merchandising Group, the Avenue, Lane Bryant, Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyn's and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         In 2002, our net sales increased by 5.2% to $347 million. In 2003, our net sales decreased by 7.8% to $320 million. In 2004, our net sales decreased by 51.5% to $155 million. In 2002, we experienced a net loss of $1.2 million before cumulative effect of accounting change due to our adoption of SFAS No. 142, and $6.1 million after the cumulative effect of accounting change. In 2003, we experienced a net loss of $35.9 million, which included non-cash charges of inventory write-down of $11 million and an impairment of asset charge of $22.3 million. In 2004, we experienced a net loss of $104.7 million, which included non-cash charges of $22.8 million of foreign currency translation loss and $78.0 million of asset impairments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         During 2003, we launched our private brands initiative, where we acquire ownership of or license rights to a brand name and sell apparel products under the brand to a single retail company within a geographic region. At March 31, 2005, we owned or licensed rights to the following brands for apparel products sold at the following retailers:

         BRAND                               STORES
         --------------------------          --------------------------
         American Rag CIE                    Macy's Merchandising Group
         Alan Weiz                           Dillard's
         Gear 7                              K-Mart, Sears
         Jessica Simpson collection          Charming Shoppes

         BRAND                               STORES
         --------------------------          --------------------------
         Princy, JS by Jessica,              Department stores and better
            Sweet Kisses                        specialty stores
         Beyonce - House of Dereon           Better specialty stores
         NO! Jeans                           Sears

         Commencing September 1, 2003, we ceased directly operating nearly all of our equipment and fixed assets in Mexico by leasing and outsourcing the management of a substantial majority of our Mexican operations to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. In November 2004, we sold substantially all our fixed assets and real property in Mexico to Mr. Nacif's affiliates. See "--Restructuring and Sale of Mexico Operations."

         In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence of these actions, we experienced a significant decline in revenue of approximately $75 million from sales of Mexico-produced merchandise during 2004 as compared to 2003.

RESTRUCTURING AND SALE OF MEXICO OPERATIONS

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

         In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and commencing September 1, 2003, we ceased directly operating nearly all of our equipment and fixed assets in Mexico by leasing and outsourcing the management of a substantial majority of our Mexican operations to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. We made our determination based on many factors, including the following:

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

         Our Mexican operations did not represent an independent cash flow generating entity. It was a component of our vertical integration business strategy and its sales were primarily to the United States reportable segment.

         In connection with our restructuring of our Mexico operations, we incurred $2.5 million and $1.1 million of severance costs in 2003 and 2004, respectively, in the Mexico reportable segment. We did not relocate any employees in connection with this restructuring and therefore did not incur any relocation costs. In addition, we did not incur any contract termination costs. There was no ending liability balance for the severance costs incurred in 2003 and 2004 since such amounts were all paid in 2003 and 2004. Severance costs incurred in 2003 were included in costs of goods sold and such costs incurred in 2004 were included in general and administrative expenses in the accompanying consolidated statements of operations.

         Due to our change of strategy in Mexico, at June 30, 2003, we wrote off approximately $19.5 million in goodwill associated with certain assets we acquired in Mexico, and wrote down $11 million of inventory in Mexico in anticipation of its liquidation at reduced prices. See Note 7 of the "Notes to Consolidated Financial Statements."

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in 2003, for an aggregate purchase price consisting of the following:

         o $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and

         o $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014 payable in equal installments of principal and interest over the term of the notes.

         Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced an existing purchase commitment agreement whereby we were obligated to purchase annually from Mr. Nacif's affiliates, 6 million yards of fabric (or approximately $19.2 million of fabric at today's market prices) manufactured at these same facilities through October 2009.

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

         Our disposition of our facilities in Mexico has reduced our working capital requirements, eliminated the need to accept low or negative margin orders to fill production capacity, and permitted us to source production in the best locations worldwide. We believe that our strong design, merchandising and sourcing capabilities are competitive advantages that will enable us to overcome the desire by some retailers to purchase merchandise directly from the manufacturer.

BUSINESS STRATEGY

         We believe that the following trends are currently affecting apparel retailing and manufacturing:

         o There is a need for a marketing catalyst such as celebrity endorsed, or celebrity branded apparel, which brings attention and credibility to clothing collections through the association of entertainment and fashion.

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

         ON-TIME DELIVERY. We have developed a diversified network of international contract manufacturers and fabric suppliers, which enable us to accept orders of varying sizes and delivery schedules and to produce a broad range of garments at varying prices depending upon lead time and other requirements of the customer.

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

         PRIVATE BRANDS. With a private brand relationship, we own and control the brand and thus build equity in the brand as the product gains acceptance by consumers. In a private label relationship, we source products for our customers who own and control the brand and thus benefit from any increase in value of the brand. We also control the production of private brand merchandise, unlike private label merchandise where the brand owner controls sourcing. For instance, we experienced a significant loss of business from Lane Bryant due to a change in their management and the subsequent shift in their sourcing strategy.

         We believe that forming private brand alliances with premier retailers allows us greater penetration of apparel categories in addition to our core casual bottoms business. In addition to the increased breadth of classifications, we have improved our ability to compete for private label business from our private brand customers. We also receive higher margins for private branded merchandise, which allows us to be more profitable on the same level of unit sales.

PRODUCTS

         Women's jeans historically have been, and continue to be, our principal product. In recent years, we have expanded our sales of moderately priced women's apparel to include casual, denim and non-denim, including twill, woven tops and bottoms, and in 1998, we commenced the sales of men's and children's apparel. Our women's apparel products currently include jeans wear, casual pants, t-shirts, shorts, blouses, shirts, knits and sweaters, dresses and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $3.00 to over $50.00 per garment.

         Over the past three years, approximately 71% of net sales were derived from the sales of pants and jeans, approximately 5% from the sale of shorts, approximately 9% from the sale of shirts, blouses and tops and approximately 7% from the sale of skirts and skort-alls. The balance of net sales consisted of sales of dresses, jackets and other products.

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

         The following table shows the percentage of our net sales in fiscal years 2002, 2003 and 2004 attributable to each customer that accounted for more than 5% of net sales.

                                                PERCENTAGE OF NET SALES
                                         -----------------------------------
CUSTOMER                                   2002          2003          2004
------------------------------------     -------       -------       -------
Kohl's..............................        5.1           6.6          16.4
Mervyn's............................        7.3           5.9          15.4
Lerner New York (2).................        9.9           8.3          15.0
Federated...........................        0.5           5.2          10.3
Wet Seal............................        0.8           3.3           7.9
Wal-Mart............................        9.7           8.7           5.9
The Limited (1).....................       12.7          15.3           4.6
Lane Bryant.........................       17.6          12.1           2.0
Tommy Hilfiger......................       17.4           6.7           0.0
----------
(1)      Includes Express and Limited stores.
(2)      Sold by Limited Brands Inc. in November 2002.

         In 2002, virtually all of our sales were of private label apparel. In 2003 and 2004, we experienced Private Brand sales of approximately 6% and 14%, respectively. We currently serve over 25 customers, which in addition to those identified above, include, Chico's, Dillard's, J.C. Penney, Mothers Work, K-Mart, and the Avenue. During 2003, we launched our private brands initiative, where we acquire ownership of or license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. We sell products under our company-owned brand "NO! Jeans" exclusively to Sears, our licensed brand "American Rag Cie" to Macy's Merchandising Group, and "Gear 7" to K-Mart.

         We do not have long-term contracts with any of our customers except for Macy's Merchandising Group for American Rag Cie and, therefore, there can be no assurance that other customers will continue to place orders with us of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that our financial condition and results of operations would not be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

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

         As part of our merchandising strategy, we produce, at our own expense, four collections a year in order to offer new designs and fabrics for customers that rely on us for fashion direction. We produce samples at our facility in Los Angeles, California and subcontract with a third party for the production of samples in China.

         From time to time and at scheduled seasonal meetings, we present these samples to the customer's buyers who determine which, if any, of the samples will be produced on a test run or a bulk order. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores, may require that a product be tested before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables our customers to identify garments that may appeal to consumers and also provides us with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, we generally receive a significant percentage of the customer's total bulk order of the tested item. In addition, as is typical in the private label business, we receive bulk production orders to produce merchandise designed by our competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

SOURCING

GENERAL

         When bidding for or filling an order, our international sourcing network enables us to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, we manufactured our products through independent cutting; sewing and finishing contractors located primarily in Hong Kong and China, and have purchased our fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, we have expanded our network to include suppliers and manufacturers located in a number of additional countries, including India, Nepal, Cambodia, Peru, Thailand, Egypt and Mexico. Before we ceased manufacturing in Mexico on September 1, 2003, we sourced more than 50% of our merchandise annually from our factories in Mexico. Our sourcing strategy is based on a strong presence in Hong Kong and China, and a continued presence in Southeast Asia. We also continue to source production in Mexico. The following table sets forth the percentage of our merchandise, on the basis of the free on board cost at the supplier's plant, or FOB Basis, by country for the periods indicated:

                                                   2002       2003      2004
                                                  ------     ------    ------
INTERNATIONAL SOURCING:
      Hong Kong and China....................     25.3 %     28.6 %    46.6 %
      Other (1)..............................     13.3 %     24.4 %    33.7 %
DOMESTIC SOURCING:
      United States..........................      6.1 %      4.4 %     7.1 %
      Mexico and Central America.............     55.3 %     42.6 %    12.6 %
----------
(1) In 2004, such countries consisted mainly of Egypt, Mongolia, Thailand, Nepal, Vietnam and India.

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

         Except for a commitment to purchase $5 million of fabric annually manufactured at facilities in Mexico that we previously owned and sold to affiliates of Mr. Nacif, a shareholder at the time of transaction, in 2004, we do not have any long-term contracts with independent fabric suppliers. The loss of any of our major fabric suppliers could have a material adverse effect on our financial condition and results of operations until alternative arrangements are secured.

DIVERSIFIED PRODUCTION NETWORK

         We believe that we have a production network that is capable of servicing a wide range of customer needs. Some customers place a priority on "speed to market," and are willing to pre-approve several different fabric styles, and pay air freight in order to quickly get the most current styling into their stores. Other customers seek lower costs, and are willing to source production from more remote areas with long lead-times. Although mass merchandisers, such as Wal-Mart, are beginning to operate on shorter lead times, they are occasionally able to estimate their needs as much as six months to nine months in advance for "program" business--basic products that do not change in style significantly from season to season. Our ability to operate on different production schedules helps us to meet our customers' varying needs.

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

INTERNATIONAL SOURCING

         We conduct and monitor our sourcing operations from our international offices. At December 31, 2004, we had offices in Hong Kong, Mexico and Thailand. The staffs at these locations have extensive knowledge about, and experience with, sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of our senior management, including local staff, visit and inspect the facilities and operations of our international suppliers and manufacturers.

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

         While we are in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong or China, such as in India, Nepal, Cambodia, Peru, Thailand and Egypt, we still primarily contract with manufacturers and suppliers located in Hong Kong and China for our international sourcing needs, and currently expect that we will continue to do so for the foreseeable future. Any significant disruption in our operations or our relationships with our manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on us.

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

BACKLOG

         As of March 22, 2005, we had unfilled customer orders of approximately $73 million as compared to approximately $67 million as of March 22, 2004. We believe that all of our backlog of orders as of March 22, 2005 will be filled before the end of the third quarter of fiscal 2005. Backlog is based on our estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. Our experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from our backlog.

SEGMENT INFORMATION

         Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into three geographic regions: the United States, Asia and Mexico. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. For information regarding the revenues and assets associated with our geographic regions, see
Note 16 of the "Notes to Consolidated Financial Statements."

IMPORT RESTRICTIONS

QUOTAS

         We imported approximately 91% of our products sold in 2004. Approximately 10% of this merchandise was imported from Mexico, which is subject to special rules under NAFTA. NAFTA allows for the duty and quota free entry into the United States of certain qualifying merchandise.

         A majority of the balance of the merchandise imported by us in 2004 was manufactured in various countries (e.g., China) with which the U.S. had entered into bilateral trade agreements.

         As of January 1, 2005, quota on apparel from all WTO countries, including China, was eliminated. As China is now a member of the WTO, its exports of textiles and apparel to the U.S. are covered by the WTO Agreement on Textiles and Clothing. Various statutory mechanisms remain, which could be invoked by the United States in order to impose "safeguard" measures (i.e., additional duties or quotas) upon imports of products from China. These measures arise out of the accession agreement that allowed China to join the WTO. For example, the China textile "safeguard" authorizes the imposition of quotas in response to a textile or apparel product of China being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption.

         In 2004, approximately 40% of the product imported by us was of Hong Kong origin, for which Hong Kong quota was utilized upon import. Certain non-origin conferring production operations were performed in China in connection with a large portion of our imported products of Hong Kong origin, under the so-called Outward Processing Arrangement ("OPA").

DUTIES AND TARIFFS

         As with all goods imported into the U.S., our imported merchandise is subject to duty (unless statutorily exempt from duty) at rates established by U.S. law. These rates range, depending on the type of product, from approximately 2% to 33% of the appraised value of the product. In addition to duties, in the ordinary course of our business, we are occasionally subject to claims by the U.S. Bureau of Customs and Border Protection for penalties, liquidated damages and other charges relating to import activities. Similarly, we are at times entitled to refunds from Customs, resulting from the overpayment of duties.

         Products imported from China into the United States receive the same preferential tariff treatment accorded goods from other countries granted Normal Trade Relations ("NTR") status. This status has been in place conditionally for a number of years and is now guaranteed on a more permanent basis by China's accession to WTO membership in December 2001.

         Our continued ability to source products from foreign countries may be adversely affected or improved by future trade agreements and restrictions, changes in U.S. trade policy, embargoes, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on all imports or specified classes of imports.

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

TRADEMARKS

         As part of Private Brands strategy, we acquire ownership of or rights to a brand name and sell apparel products under this brand. We have ownership rights to the registered trademarks "American Rag Cie," "Gear7" and "NO! Jeans." In addition, we have acquired license rights to design, market and distribute certain apparel products under the Cynthia Rowley, Alan Weiz, Jessica Simpson and Beyonce's House of Dereon brands.

SEASONALITY

         We have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers.

EMPLOYEES

         At December 31, 2004, we had approximately 128 full-time employees in the United States, 26 in Mexico, 118 in Hong Kong, 83 in China and 9 in Thailand. None of our employees are unionized. We consider our relations with our employees to be satisfactory in all areas of our operations with the exception of our prior Mexico operations, where we experienced labor difficulties in 2003 and early 2004 following our decision to restructure our Mexican operations.

ITEM 2.  PROPERTIES

         At March 31, 2005, we conducted our operations from 9 facilities, 7 of which were leased. Our leased facilities included:

                                                                Annual
Location              Purpose                 Rental Amount     Expiration
------------------    --------------------    -------------     --------------
Los Angeles, CA       Executive offices       $656,000          Monthly
(Washington Blvd.)

New York, NY          Showroom                $150,000          August 2007

Bentonville, AK       Office --               $35,000           September 2005
                      Wal-Mart Business

Ruleville, MS         Office and warehouse    Own

Hong Kong             Office and warehouse    $674,000          Monthly

Hong Kong             Warehouse               $12,000           September 2005

Bangkok               Office                  $6,000            March 2005

Tehuacan, Mexico      Storage                 $18,000           Monthly


         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez and Todd Kay, our Chairman and Vice Chairman, respectively. Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay.

         On April 18, 1999, we acquired a 250,000 square foot denim mill in Puebla, Mexico with an annual capacity of approximately 18 million meters of denim. On March 29, 2001, we completed the acquisition of a sewing facility in Ajalpan, Mexico. This facility contains 98,702 square feet. On December 31, 2002, we completed the acquisition of a twill mill facility, which has 1,700,000 square feet, and a capacity of 18 million meters of denim or twill. Commencing on September 1, 2003, we leased a substantial majority of these premises to an affiliate of Mr. Kamel Nacif, for an annual rental of $11 million. In November 2004, we sold our Mexican assets, including these facilities, to affiliates of Mr. Kamel Nacif.

         We own two facilities in Ruleville, Mississippi with an aggregate of 70,000 square feet.

         We believe that all of our existing facilities are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         On December 10, 2004 and December 14, 2004, Mr. Benjamin Dominguez Gonzalez brought suits against our Mexico Subsidiary, Tarrant Mexico, S. de R.L. de C.V., in Puebla, Puebla, Mexico: (a) "Juicio Ejecutivo Mercantil 887/2004, Juzgado Dicimo de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V."; (b) "Juicio Ejecutivo Mercantil 889/2004, Juzgado Noveno de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V.", for the non-payment of approximately $14 million in principal amount and accrued interest on two promissory notes, which Mr. Gonzalez asserts were issued by Tarrant Mexico. The amounts Mr. Gonzalez claimed were due and owing under the notes previously had been paid in full. In April 2005, Mr. Gonzalez agreed to dismiss his claims, which agreement has been submitted to and is pending final approval of the court.

         Other than the above lawsuits, from time to time, we are involved in various routine legal proceedings incidental to the conduct of our business. Our management does not believe that any of these legal proceedings will have a material adverse impact on our business, financial condition or results of operations, either due to the nature of the claims, or because our management believes that such claims should not exceed the limits of the our insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our shareholders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

NASDAQ NATIONAL MARKET

         Our common stock began trading on The NASDAQ Stock Market's National Market under the symbol "TAGS" on July 24, 1995.

         The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock as reported by NASDAQ.

                                                          Low           High
                                                        --------      --------
2003
----
First Quarter......................................       3.61          4.29
Second Quarter.....................................       2.83          4.03
Third Quarter......................................       2.72          4.10
Fourth Quarter.....................................       3.40          4.70

2004
----
First Quarter......................................       1.68          3.73
Second Quarter.....................................       1.45          2.53
Third Quarter......................................       0.79          1.57
Fourth Quarter.....................................       0.78          2.44

         On March 24, 2005, the last reported sale price of our common stock as reported by NASDAQ was $1.91. As of March 24, 2005, we had 28 shareholders of record.

DIVIDEND POLICY

         We have not declared dividends on our common stock during either of the last two fiscal years. We intend to retain any future earnings for use in our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our credit agreements prohibit the payment of dividends during the term of the agreements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

                                                         YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                      2000         2001         2002          2003         2004
                                    ---------    ---------    ---------    ---------    ---------
                                                (in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales .......................   $ 395,169    $ 330,253    $ 347,391    $ 320,423    $ 155,453
Cost of sales ...................     332,333      277,525      302,082      288,445      134,492
                                    ---------    ---------    ---------    ---------    ---------
   Gross profit .................      62,836       52,728       45,309       31,978       20,961
Selling and distribution expenses      17,580       14,345       10,757       11,329        9,291
General and administrative
   expenses .....................      40,327       33,136       30,082       31,767       32,084
Amortization of intangibles(1)(3)       2,840        3,317         --           --           --
Impairment charges (4) ..........        --           --           --         22,277       77,982
Cumulative translation loss (5) .        --           --           --           --         22,786
                                    ---------    ---------    ---------    ---------    ---------
   Income (loss) from operations    $   2,089        1,930        4,470      (33,395)    (121,182)
Interest expense ................      (9,850)      (7,808)      (5,444)      (5,603)      (2,857)
Interest income .................       1,295        3,256        4,748          425          377
Minority interest ...............       1,313         (412)      (4,581)       3,461       15,331
Other income(2) .................       1,350        1,853        2,648        4,784        7,136
Other expense(2) ................        (193)        (856)      (2,004)      (1,425)      (1,134)
                                    ---------    ---------    ---------    ---------    ---------

Loss before provision for
   income taxes and cumulative
   effect of accounting change ..      (3,996)      (2,037)        (163)     (31,753)    (102,329)
Provision for income taxes ......       1,478         (852)      (1,051)      (4,132)      (2,348)
                                    ---------    ---------    ---------    ---------    ---------

Loss before cumulative
   effect of accounting change      $  (2,518)   $  (2,889)   $  (1,214)   $ (35,885)   $(104,677)
Cumulative effect of
   accounting change(3) .........        --           --         (4,871)        --           --
                                    ---------    ---------    ---------    ---------    ---------
Net loss ........................   $  (2,518)   $  (2,889)   $  (6,085)   $ (35,885)   $(104,677)
                                    =========    =========    =========    =========    =========

Net loss per share -
Basic:
   Before cumulative effect of
     accounting change ..........   $   (0.16)   $   (0.18)   $   (0.08)   $   (1.97)   $   (3.64)
   Cumulative effect of
     accounting change ..........        --           --          (0.30)        --           --
   After cumulative effect of
     accounting change ..........   $   (0.16)   $   (0.18)   $   (0.38)   $   (1.97)   $   (3.64)

Net loss per share -
Diluted:
   Before cumulative effect of
     accounting change ..........   $   (0.16)   $   (0.18)   $   (0.08)   $   (1.97)   $   (3.64)
   Cumulative effect of
     accounting change ..........        --           --          (0.30)        --           --
   After cumulative effect of
     accounting change ..........   $   (0.16)   $   (0.18)   $   (0.38)   $   (1.97)   $   (3.64)

Weighted average shares
   outstanding (000)
   Basic ........................      15,815       15,825       15,834       18,215       28,733
   Diluted ......................      15,815       15,825       15,834       18,215       28,733

                                                    AS OF DECEMBER 31,
                               ----------------------------------------------------------
                                  2000        2001        2002       2003         2004
----------------------------   ---------   ---------   ---------   ---------    ---------
                                                     (in thousands)
BALANCE SHEET DATA:
Working capital ............   $  27,957   $  25,109   $  11,731   $ (18,018)   $ (12,295)
Total assets ...............     308,092     288,467     316,444     253,105      131,811
Bank borrowings, convertible
   debenture and long-term
   obligations .............     114,439     111,336     106,937      68,587       48,455
Shareholders' equity .......     130,489     125,164     121,161     107,709       30,678

----------
(1)      See "Item 1. Business--Acquisitions."
(2) Major components of other income (expense) (as presented above) include rental and lease income, and foreign currency gains or losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed our first annual assessment of impairment, which resulted in an impairment loss of $4.9 million.
(4) The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. The expense in 2003 was the impairment of our goodwill and intangible assets and write-off of prepaid expenses due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 5 and Note 7 of the "Notes to Consolidated Financial Statements."
(5)      Cumulative   translation   loss   attributable  to  liquidated   Mexico
         operations in 2004 was due to our decision to cease our Mexico operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to
Consolidated Financial Statements" included elsewhere in this Form 10-K. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the fiscal years ended December 31, 2002, 2003 and 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Cautionary Statement Regarding Forward-Looking Statements."

OVERVIEW

         Tarrant Apparel Group is a design and sourcing provider of private label and private brand casual apparel for women, men and children, serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States.

         We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net loss for the years ended December 31, 2002, 2003 and 2004 were as follows (dollars in thousands):

REVENUES AND NET LOSS:                        2002         2003         2004
-----------------------------------------  ---------    ---------    ----------

Net sales................................  $ 347,391    $ 320,423    $  155,453
Net loss before cumulative
   effect of accounting change...........  $  (1,214)   $ (35,885)   $ (104,677)
Net loss after cumulative
   effect of accounting change...........  $  (6,085)   $ (35,885)   $ (104,677)


         Cash flows for the years ended December 31, 2002, 2003 and 2004 were as follows (dollars in thousands):

CASH FLOWS:                                   2002         2003         2004
-----------------------------------------  ---------    ---------    ----------
Net cash provided by operating
   activities............................  $  15,493    $   9,484    $   12,168
Net cash provided by (used in)
   investing activities..................  $  (5,670)   $  (1,053)   $    1,250
Net cash used in financing
   activities............................  $  (8,435)   $  (6,295)   $  (15,552)

SIGNIFICANT DEVELOPMENTS IN 2004

RESTRUCTURING AND SALE OF MEXICO OPERATIONS

         In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and commencing September 1, 2003, we ceased directly operating nearly all of our equipment and fixed assets in Mexico by leasing and outsourcing the management of a substantial majority of our Mexican operations to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. We made our determination based on many factors, including the following:

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

         Our Mexican operations did not represent an independent cash flow generating entity. It was a component of our vertical integration business strategy and its sales were primarily to the United States reportable segment.

         In connection with our restructuring of our Mexico operations, we incurred $2.5 million and $1.1 million of severance costs in 2003 and 2004, respectively, in the Mexico reportable segment. We did not relocate any employees in connection with this restructuring and therefore did not incur any relocation costs. In addition, we did not incur any contract termination costs. There was no ending liability balance for the severance costs incurred in 2003 and 2004 since such amounts were all paid in 2003 and 2004. Severance costs incurred in 2003 were included in costs of goods sold and such costs incurred in 2004 were included in general and administrative expenses in the accompanying consolidated statements of operations.

         Due to our change of strategy in Mexico, at June 30, 2003, we wrote off approximately $19.5 million in goodwill associated with certain assets we acquired in Mexico, and wrote down $11 million of inventory in Mexico in anticipation of its liquidation at reduced prices. See Note 7 of the "Notes to Consolidated Financial Statements."

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with Mr. Nacif's affiliates, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in 2003, for an aggregate purchase price consisting of the following:

         o $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and

         o $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014 payable in equal installments of principal and interest over the term of the notes.

         Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced an existing purchase commitment agreement whereby we were obligated to purchase annually from Mr. Nacif's affiliates, 6 million yards of fabric (or approximately $19.2 million of fabric at today's market prices) manufactured at these same facilities through October 2009.

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

         Our disposition of our facilities in Mexico has reduced our working capital requirements, eliminated the need to accept low or negative margin orders to fill production capacity, and permitted us to source production in the best locations worldwide. We believe that our strong design, merchandising and sourcing capabilities are competitive advantages that will enable us to overcome the desire by some retailers to purchase merchandise directly from the manufacturer.

PRIVATE BRANDS INITIATIVE

         During 2003, we launched our private brands initiative, where we acquire ownership of or license rights to a brand name and sell apparel products under this brand to a single retail company within a geographic region. During 2004, we made significant progress in our private brands initiative, as follows:

         o        Amended  our  agreement   with  Macy's   Merchandising   Group
                  (formerly  Federated   Merchandising   Group)  to  exclusively
                  distribute American Rag Cie;

         o        Established   an   exclusive   distribution   with   Dillard's
                  Department Stores for Alain Weiz;

         o        Added Gear 7 for distribution at K-Mart;

         o Began discussions with, and subsequently entered into apparel license agreement for House of Dereon by Beyonce; and

         o        Entered into apparel license agreement for Jessica Simpson.

INTERNAL REVENUE SERVICE AUDIT

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. This adjustment would also result in additional state taxes and interest. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. The proposed adjustments to our 2002 federal income tax return would not result in additional tax due for that year due to the tax loss reported in the 2002 federal return. However, it could reduce the amount of net operating losses available to offset taxes due from the preceding tax years. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the Consolidated Financial Statements under the caption "Income Taxes". The maximum amount of loss in excess of the amount accrued in the financial statements is $12.6 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

LABOR DIFFICULTIES IN MEXICO

         In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, a group of laid off workers attempted to form a new labor union and organized walkouts and demonstrations at one of our sewing plants in Ajalpan, Mexico. These demonstrations took place in August 2003 and were short-lived, but very well publicized. Workers rights groups picked up the story and began an Internet campaign to publicize the workers' grievances. In October 2003, a local labor board denied the group's application to organize a new union. Nevertheless, we have remained the target of workers rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence of these actions, we experienced a significant decline in revenue of approximately $75 million from sales of Mexico-produced merchandise in 2004 as compared to 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

         Management believes our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

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

         As of December 31, 2004, the balance in the allowance for returns, discounts and bad debts reserves was $2.4 million, compared to $4.2 million at December 31, 2003.

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

         We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2004, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.9 million, as compared to a goodwill balance of $8.6 million and a net property and equipment balance of $135.6 million at December 31, 2003. Our goodwill balance reflects the write off of $19.5 million of goodwill in 2003 as discussed in "-- Significant Developments in 2004 - Restructuring and Sale of Mexico Operations" and Note 5 and Note 7 of the "Notes to Consolidated Financial Statements." Our net property and equipment balance at December 31, 2004 reflects the disposal of our Mexico fixed assets of $123.3 million in the fourth quarter of 2004.

         We assess the carrying value of long-lived assets In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In 2004, we evaluated the long-lived assets in Mexico for recoverability and concluded that the book value of the asset group was significantly higher than the expected future cash flows and that impairment had occurred. Accordingly, we recognized a non-cash impairment loss of approximately $78 million in the second quarter of 2004. The impairment charge was the difference between the carrying value and fair value of the impaired assets. Our determination of fair value was determined based on independent appraisals of the property and equipment obtained in June 2004.

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

         Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Upon the sale in November 2004 of our fixed assets in Mexico, the foreign currency translation adjustment related to our Mexico subsidiaries of approximately $22.8 million of loss was reclassified and charged to income in the fourth quarter of 2004.

INCOME TAXES

         As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations.

         In addition, accruals are also estimated for ongoing audits regarding U.S. Federal tax issues that are currently unresolved, based on our estimate of whether, and the extent to which, additional taxes will be due. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in any period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be. See Note 10 of the "Notes to Consolidated Financial Statements" for a discussion of current tax matters.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of net worth as discussed in Note 8 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 1 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                     YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   2002       2003       2004
                                                 -------    -------    -------
Net sales ...................................     100.0 %    100.0 %    100.0 %
Cost of sales ...............................      87.0       90.0       86.5
                                                 -------    -------    -------
Gross profit ................................      13.0       10.0       13.5
Selling and distribution expenses ...........       3.1        3.5        6.0
General and administration expenses .........       8.6        9.9       20.6
Impairment charges ..........................       --         7.0       50.2
Cumulative translation loss .................       --         --        14.7
                                                 -------    -------    -------

Income (loss) from operations ...............       1.3      (10.4)     (78.0)
Interest expense ............................      (1.6)      (1.7)      (1.8)
Interest income .............................       1.4        0.1        0.2
Minority interest ...........................      (1.3)       1.0        9.9
Other income ................................       0.8        1.5        4.6
Other expense ...............................      (0.6)      (0.4)      (0.7)
                                                 -------    -------    -------

Loss before provision for income taxes
   and cumulative effect of accounting
   change ...................................       0.0       (9.9)     (65.8)
Income taxes ................................      (0.3)      (1.3)      (1.5)
                                                 -------    -------    -------

Loss before cumulative effect of
   accounting change ........................      (0.3)     (11.2)     (67.3)
Cumulative effect of accounting change(1) ...      (1.4)       --         --
                                                 -------    -------    -------

Net loss ....................................      (1.7)%    (11.2)%    (67.3)%
                                                 =======    =======    =======
----------
(1) Reflects the adoption of SFAS No. 142

COMPARISON OF 2004 TO 2003

         Net sales decreased by $165.0 million, or 51.5%, from $320.4 million in 2003 to $155.5 million in 2004. The decrease in net sales was largely attributable to a decrease in Mexican sourced sales from $139.1 million in 2003 to $19.5 million. Several of our larger customers for Mexico produced jeans wear refused to place orders with us following the restructuring of our Mexico operations and resulting labor unrest in Mexico, which resulted in a decline in revenue of approximately $75 million from sales of Mexico-produced merchandise during 2004 as compared to 2003. Additionally, in 2004 we experienced a decline in sales to certain customers of Mexico-sourced merchandise that was unrelated to the labor unrest. In 2004, we also experienced a reduction of sales of fabric to Mexican manufacturers of approximately $17 million. We also experienced a reduction of sales from our import operations in the Far East of approximately $40 million, due in part to several of our larger customers reducing their back-to-school and holiday order placements.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing expense. Gross profit for 2004 was $21.0 million, or 13.5% of net sales, compared to $32.0 million, or 10.0 % of net sales, for 2003, representing a decrease of $11.0 million or 34.5%. The decrease in gross profit for 2004 was primarily due to the substantial decrease in sales volume. The lower gross profit, especially in the fourth quarter, was primarily due to unplanned air freight costs and higher quota costs in some categories coupled with additional inventory markdowns. The increase in gross profit as a percentage of net sales for 2004 when compared to 2003 was primarily because of an inventory write-down of $11 million and severance payments to Mexican workers of approximately $2.5 million included in cost of goods sold in 2003. Excluding the inventory write-down and severance payments in 2003, gross profit as a percentage of net sales for 2003 was 14.2% compared to 13.5% for 2004.

         Selling and distribution expenses decreased by $2.0 million, or 18%, from $11.3 million in 2003 to $9.3 million in 2004. As a percentage of net sales, these variable expenses increased from 3.5% in 2003 to 6.0% in 2004 due to the significant decline in sales during 2004.

         General and administrative expenses increased by $317,000, or 1.0%, from $31.8 million in 2003 to $32.1 million in 2004. As a percentage of net sales, these expenses increased from 9.9% in 2003 to 20.6% in 2004 due to significant decline in sales during 2004. This increase was partly caused by the reclassification of $3.2 million of depreciation of our Mexican facilities from cost of goods sold in the fourth quarter of 2003, compared to $6.8 million of depreciation and $1.1 million of severance payments to Mexican workers in 2004.

         Impairment charges were $78.0 million in 2004, compared to $22.3 million in 2003. The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. The expense in 2003 included $19.5 million of the impairment of our goodwill and intangible assets and $2.8 million of write-off of prepaid expenses due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 5 and Note 7 of the "Notes to Consolidated Financial Statements."

         Cumulative translation loss attributable to liquidated Mexico operations was $22.8 million in 2004, or (14.7)% of net sales, compared to no such expense in 2003. As discussed above, we incurred this charge upon the sale of our fixed assets in Mexico in the fourth quarter of 2004.

         Loss from operations was $121.2 million in 2004, or (78.0)% of net sales, compared to $33.4 million in 2003, or (10.4)% of net sales, due to the factors described above.

         Interest expense decreased by $2.7 million, or 49.0%, from $5.6 million in 2003 to $2.9 million in 2004. This decrease in interest expense was a result of a decrease of the amount we financed under our main credit facility in 2004. Interest income was $378,000 in 2004 compared to $425,000 in 2003. Other income increased by $2.4 million, or 49.2%, from $4.8 million in 2003 to $7.1 million in 2004, due to $3.7 million of lease income received for our facilities and equipment in Mexico in 2003, compared to $5.5 million in 2004. Other expenses decreased from $1.4 million in 2003 to $1.1 million in 2004.

         Losses allocated to minority interests in 2004 was $15.3 million, representing $471,000 attributed to the minority shareholder in United Apparel Ventures, LLC, for its 49.9% share in the loss and $14.8 million attributed to the minority shareholder in Tarrant Mexico for its 25% share in the loss. Losses allocated to minority interests in 2003 was $3.5 million, representing the minority partner's share of profit in UAV of $3.5 million, offset by $7.0 million attributed to the minority shareholder in Tarrant Mexico for its 25% share in the loss including $4.4 million for its share in the special write-down on goodwill and inventory of Tarrant Mexico.

         Loss before provision for income taxes was $102.3 million in 2004 and $31.8 million in 2003, representing (65.8)% and (9.9)% of net sales, respectively. The increase in loss before provision for income was due to the factors discussed above.

         Provision for income taxes was $2.3 million in 2004 versus $4.1 million in 2003, representing (1.5)% and (1.3)% of net sales, respectively.

         Loss after taxes and cumulative effect of accounting change was $104.7 million in 2004 and $35.9 million in 2003, representing (67.3)% and (11.2)% of net sales, respectively. Included in the $104.7 million loss in 2004 were charges of $78.0 million for the impairment of long-lived assets and $22.8 million of cumulative translation loss attributable to liquidated Mexico operations. Included in the $35.9 million loss in 2003 were non-cash charges of $22.3 million for the impairment of assets and an inventory write-down of $11 million.

COMPARISON OF 2003 TO 2002

         Net sales decreased by $27.0 million, or 7.8% from $347.4 million in 2002 to $320.4 million in 2003. The decrease in net sales was largely attributable to a decrease in Mexican sourced sales from $186.9 million in 2002 to $139.1 million in 2003. This decrease in net sales was primarily a result of the cessation of our manufacturing operations in Mexico in September 2003 and the labor difficulties and workers' rights activities we experienced following the reduction of our Mexico work force. The decrease in net sales was partially offset by additional revenue of $20.5 million from sales of private brands, which we started to develop during 2003. However, the private brand revenue was not sufficient to cover the loss of sales volume from Mexican-sourced products.

         Gross profit for 2003 was $32.0 million, or 10.0% of net sales, compared to $45.3 million, or 13.0% of net sales, for 2002, representing a decrease of $13.3 million or 29.4%. The decrease in gross profit as a percentage of net sales occurred primarily because of an inventory write-down of $11 million in the second quarter of 2003 and severance payments to Mexican workers of approximately $2.5 million included in cost of goods sold in 2003. This increase in cost of goods sold was partially offset by a reclassification of depreciation and amortization in fourth quarter of 2003 of $3.2 million to general and administration expense. Excluding the inventory write-down, severance payments and reclassification of depreciation and amortization in 2003, gross profit would have decreased by $3.0 million or 6.6% to $42.3 million or 13.2%.

         Selling and distribution expenses increased by $572,000, or 5.3%, from $10.8 million in 2002 to $11.3 million in 2003. As a percentage of net sales, these variable expenses increased from 3.1% in 2002 to 3.5% in 2003. The increase was primarily caused by an overall increase in warehousing and distribution cost due to the sale of private brands apparel in smaller size shipments.

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

         Impairment charge was $22.3 million in 2003, compared to $4.9 million in 2002 being classified as a cumulative effect of accounting change in accordance with SFAS 142. This expense in 2003 is primarily due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 7 of the "Notes to Consolidated Financial Statements."

         Loss from operations was $33.4 million in 2003, or (10.4)% of net sales, compared to income from operations of $4.5 million in 2002, or 1.3% of net sales, due to the factors described above.

         Interest expense increased by $159,000, or 2.9%, from $5.4 million in 2002 to $5.6 million in 2003. This increase in interest expense was a result of an increase in interest rate applicable to our main credit facility. Interest income was $425,000 in 2003 compared to $4.7 million in 2002. Included in interest income for 2002 was approximately $4.5 million from a related party note receivable related to the sale of certain equipment pertaining to the twill mill, which we re-acquired in December 2002. Other income increased by $2.1 million, or 80.7%, from $2.6 million in 2002 to $4.8 million in 2003, due to $3.7 million of lease income received for our facilities and equipment in Mexico starting September 1, 2003, offset by a reduction of realized gain on foreign currency of $819,000. Other expenses decreased from $2.0 million in 2002 to $1.4 million in 2003 due to a reduction of unrealized loss on foreign currency of $454,000.

         Losses allocated to minority interests in 2003 was $3.5 million, representing the minority partner's share of profit in United Apparel Ventures, LLC of $3.5 million, offset by $7.0 million attributed to the minority shareholder in Tarrant Mexico for its 25% share in the loss including $4.4 million for its share in the special write-down on goodwill and inventory of Tarrant Mexico. In 2002, we allocated $4.6 million of profit to minority interest, which consisted of profit shared by the minority partner in the UAV joint venture.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                 QUARTER ENDED
                    ----------------------------------------------------------------------
                     MAR.31   JUN.30   SEP.30   DEC.31   MAR.31   JUN.30   SEP.30   DEC.31
                      2003     2003     2003     2003     2004     2004     2004     2004
                    -------  -------  -------  -------  -------  -------  -------  -------
Net Sales .......   $  78.7  $  78.2  $  96.5  $  67.0  $  42.2  $  38.5  $  38.1  $  36.7
Gross profit ....       8.8     (0.4)    11.5     12.1      7.5      5.3      4.1      4.1
Operating income
 (loss) .........      (1.3)   (34.4)     1.4      0.8     (5.9)   (84.4)    (3.4)   (27.5)
Net income (loss)      (3.9)   (32.6)     0.1      0.4     (3.0)   (68.6)    (4.0)   (29.1)


                                                  QUARTER ENDED
                    --------------------------------------------------------------------------
                    MAR.31    JUN.30    SEP.30   DEC.31   MAR.31    JUN.30    SEP.30    DEC.31
                     2003      2003      2003     2003     2004      2004      2004      2004
-----------------   ------    ------    ------   ------   ------    ------    ------    ------
Net sales .......   100.0%    100.0%    100.0%   100.0%   100.0%    100.0%    100.0%    100.0%
Gross profit ....    11.2      (0.6)     11.9     18.0     17.8      13.7      10.9      11.1
Operating income
 (loss) .........    (1.7)    (44.0)      1.5      1.2    (14.0)   (219.2)     (9.0)    (74.7)
Net income (loss)    (4.9)    (41.7)      0.1      0.6     (7.1)   (178.1)    (10.5)    (79.3)


         As is typical for us, quarterly net sales fluctuated significantly because our customers typically place bulk orders with us, and a change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity requirements arise from the funding of our working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from our contract manufacturers that relate primarily to fabric we purchase for use by those manufacturers. Our primary sources for working capital and capital expenditures are cash flow from operations, borrowings under our bank and other credit facilities, issuance of long-term debt, sales of equity and debt securities, and vendor financing. In the near term, we expect that our operations and borrowings under bank and other credit facilities will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

         Our liquidity is dependent, in part, on customers paying on time. Any abnormal chargebacks or returns may affect our source of short-term funding. Any changes in credit terms given to major customers may have an impact on our cash flow. Suppliers' credit is another major source of short-term financing and any adverse changes in their terms will have negative impact on our cash flow.

         Other principal factors that could affect the availability of our internally generated funds include:

         o deterioration of sales due to weakness in the markets in which we sell our products;

         o        decreases in market prices for our products;

         o        increases in costs of raw materials; and

         o        changes in our working capital requirements.

         Principal factors that could affect our ability to obtain cash from external sources include:

         o financial covenants contained in our current or future bank and debt facilities; and

         o volatility in the market price of our common stock or in the stock markets in general.

         The disposition of our Mexico operations has enabled us to return to the business model that was profitable prior to implementation of our vertically integrated manufacturing operations that required major capital expenditures and substantial working capital. The lease and subsequent sale of our Mexican facilities significantly reduced our working capital requirements due to fewer employees and the elimination of fixed overhead. Investment in inventory also was substantially reduced as we no longer need to purchase raw materials, such as cotton, at commencement of the manufacturing process and carry the costs of such materials until finished goods are shipped to our customers. Reduced working capital and capital expenditures in Mexico has resulted in a corresponding reduction of outstanding indebtedness and interest payments. Furthermore, we no longer need to accept orders with low or negative margins to fill production capacity in slow seasons, which should improve margins and allow us to source production in the best locations worldwide.

         Cash flows for the years ended December 31, 2002, 2003 and 2004 were as follows (dollars in thousands):

CASH FLOWS:                                      2002        2003        2004
--------------------------------------------   --------    --------    --------

Net cash provided by operating activities ..   $ 15,493    $  9,484    $ 12,168
Net cash provided by (used in) investing
   activities ..............................   $ (5,670)   $ (1,053)   $  1,250
Net cash used in financing activities ......   $ (8,435)   $ (6,295)   $(15,552)


         Net cash provided by operating activities was $12.2 million in 2004, as compared to net cash provided by operations in 2003 of $9.5 million and $15.5 million in 2002. Net cash provided by operations in 2004 resulted primarily from a net loss of $104.7 million offset by depreciation and amortization of $8.3 million, asset impairment of $78.0 million and cumulative translation of $22.8 million. In addition to these items, the components of working capital impacting cash from operations included a decrease of $21.2 million in accounts receivable and a decrease of $4.2 million in inventory.

         During 2004, cash flow provided by investing activities was $1.3 million, as compared to net cash used in investing activities of $1.1 million in 2003 and $5.7 million in 2002. Cash provided by investing activities in 2004 included approximately $1.2 million of proceeds from the sale of fixed assets.

         During 2004, net cash used in financing activities was $15.6 million as compared to $6.3 million in 2003 and $8.4 million in 2002. Net cash used in financing activities in 2004 included $11.3 million net repayment of our short-term bank borrowings and $17.2 million net repayment of indebtedness under our credit facilities, partially offset by $9.4 million of net proceeds from the issuance of convertible debentures and $3.6 million of net proceeds from the issuance of preferred stock and warrant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2004 (in millions):

                                                     PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------
                                                            Between   Between
                                                 Less than    2-3       4-5      After
CONTRACTUAL OBLIGATION                  Total      1 year    years     years    5 years
                                       --------   -------   -------   -------   -------
Long-term debt(1) ................     $   22.2   $  19.6   $   2.6   $   --    $   --
Convertible debentures, net ......     $   10.0   $   --    $  10.0   $   --    $   --
Operating leases .................     $    0.6   $   0.3   $   0.3   $   --    $   --
Minimum royalties ................     $   17.9   $   2.8   $   7.5   $   1.9   $   5.7
Purchase commitment ..............     $   50.0   $   5.0   $  10.0   $  10.0   $  25.0
                                       --------   -------   -------   -------   -------
Total Contractual Cash Obligations     $  100.7   $  27.7   $  30.4   $  11.9   $  30.7
----------

(1) Excludes interest on long-term debt obligations. Based on outstanding borrowings as of December 31, 2004, and assuming all such indebtedness remained outstanding during 2005 and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $3.2 million.

                                                                              AMOUNT OF COMMITMENT
                                                                             EXPIRATION PER PERIOD
                                              TOTAL AMOUNTS     ----------------------------------------------
OTHER COMMERCIAL                                COMMITTED        Less than     Between     Between      After
COMMITMENTS AVAILABLE TO US                       TO US            1 year     2-3 years   4-5 years    5 years
------------------------------------------    -------------     ----------    ---------   ---------    -------
Lines of credit...........................        $63.9            $63.9          --          --          --
Letters of credit (within lines of credit)        $18.9            $18.9          --          --          --
Total Commercial Commitments..............        $63.9            $63.9          --          --          --

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 6.25% per annum at December 31, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On December 31, 2004, we amended the letter of credit facility with UPS to reduce the maximum amount of borrowings under the facility to $15 million and extend the expiration date of the facility to June 30, 2005. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at each of December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of December 31, 2004, $12.6 million was outstanding under this facility with UPS, and an additional $1.3 million was available for future borrowings. In addition, $1.1 million of open letters of credit was outstanding as of December 31, 2004.

         On December 31, 2004, our Hong Kong subsidiaries also entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. Under the loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at each of December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of December 31, 2004, we were in compliance with the covenants. The obligations under the loan agreement are collateralized by the same security interests and guarantees as the letter of credit facility. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez of 4.6 million shares of our common stock to secure the obligations.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of December 31, 2004, $3.4 million was outstanding under this facility. In addition, $1.4 million of open letters of credit was outstanding as of December 31, 2004. In October 2004, a tax loan for HKD 7.725 million (equivalent to US $977,000) was also made available to our Hong Kong subsidiaries. As of December 31, 2004, $916,000 was outstanding under this tax loan.

         We were previously party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC ("GMAC"). This Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and was scheduled to mature on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which was being repaid in monthly installments of $687,500. The Debt Facility provided for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and was collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. In May 2004, the maximum facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for the fiscal year of 2004.

         On October 1, 2004, we amended and restated the Debt Facility dated January 21, 2000 by and among us, our subsidiaries, TagMex, Inc. Fashion Resource (TCL) Inc and United Apparel Ventures, LLC and GMAC. The amended and restated agreement (the Factoring agreement) adds as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary, PBG7, LLC. entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from the Tarrant Parties' sale of merchandise or rendition of service created on a going forward basis. At Tarrant's request, GMAC, in its discretion, may make advances to Tarrant Parties up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) forty million dollars, minus in each case, any amount owed to GMAC by any Tarrant Party. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of (a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) five million minus in each case, any amounts owed to GMAC by PBG7. Under both factoring agreement, any amounts, which GMAC advances in excess of the purchase price of the relevant accounts, are considered to be loans and are chargeable to the Tarrant Parties' or PBG7's when paid. Each of the parties only become obligated to GMAC for a direct financial obligation in the event that GMAC makes and advance in excess of the purchase price of the relevant accounts, and any such obligations are payable on demand. This facility bears interest at 6% per annum at December 31, 2004. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. As of December 31, 2004 we were in compliance with the new tangible net worth and capital expense covenants. A total of $17.0 million was outstanding under the GMAC facility at December 31, 2004.

         The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         The amount we can borrow under the new factoring facility with GMAC is determined based on a defined borrowing base formula related to eligible accounts receivable. A significant decrease in eligible accounts receivable due to the aging of receivables, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decrease in eligible accounts receivables generated from our sales.

         On December 14, 2004, we completed a $10 million financing through the issuance of 6% Secured Convertible Debentures ("Debentures") and warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors may convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The Debentures bear interest at a rate of 6% per annum and have a term of three years. We may elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contain customary events of default and permit the holders thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures are secured by a subordinated lien on certain of our accounts receivable and related assets. The placement agent in the financing, for its services were paid $620,000 in cash and issued five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share.

         On February 14, 2005, we borrowed $5 million from Max Azria, which amount bears interest at the rate of 4% per annum and is payable in weekly installments of $250,000 beginning on February 28, 2005 and continuing each Monday until July 11, 2005. This is an unsecured loan.

         Tarrant Mexico S. de R.L. de C.V., Famian division was previously indebted to Banco Nacional de Comercio Exterior SNC pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We paid off this loan in the third quarter of 2004.

         We had an equipment loan with an initial borrowing of $16.25 million from GE Capital Leasing, which was scheduled to mature in November 2005. The loan was secured by equipment located in Puebla and Tlaxcala, Mexico, and interest accrued at a rate of 2.5% over LIBOR. We paid off this loan in the third quarter of 2004.

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. As of December 31, 2004, $135,000 remained outstanding under these notes, which amount was paid off in February 2005. A portion of the debt was denominated in Euros. Unrealized transaction (loss) gain associated with the debt denominated in Euros totaled $(1.0) million, $(561,000) and $367,000 for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts were recorded in other income (expense) in the accompanying consolidated statements of operations.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credit out of Israeli Discount Bank. As of December 31, 2004, $1.0 million was outstanding under this facility and $7.5 million of letters of credit were open under this arrangement.

         The effective interest rates on short-term bank borrowing as of December 31, 2003 and 2004 were 5.3% and 5.7%, respectively.

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

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. See disclosure under "-Related Party Transactions" below.

         As discussed above, the Internal Revenue Service has proposed adjustments to our Federal income tax returns to increase our income tax payable for the years ended December 31, 1996 through 2001. This adjustment would also result in additional state taxes and interest. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and, in particular, cash flow. We may not have an adequate cash reserve to pay the final adjustments resulting from the IRS examination. As a result, we may be required to arrange for payments over time or raise additional capital in order to meet these obligations. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the Consolidated Financial Statements under the caption "Income Taxes." The maximum amount of loss in excess of the amount accrued in the financial statements is $12.6 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman of the Board of Directors, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We are currently leasing both of these facilities on a month-to-month basis. We paid $1,330,000 in 2004 for rent for office and warehouse facilities at these locations.

         In February 2004, our Hong Kong subsidiary entered into a 50/50 joint venture with Auto Enterprises Limited, an unrelated third party, to source products for Seven Licensing Company, LLC and our Private Brands subsidiary in mainland China. On May 31, 2004, after realizing an accumulated loss from the venture of approximately $200,000 (our share being half), we sold our interest for $1 to Asia Trading Limited, a company owned by Jacqueline Rose, wife of Gerard Guez. The venture owed us $221,000 as of December 31, 2004.

         On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, for a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan,

Mexico, for a period of 6 years and for an annual rental fee of $11 million. In connection with this lease transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates agreed to manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement was also for a period of 6 years. In 2004, $5.5 million of lease income was recorded in other income. We agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. We purchased $5.3 million of fabric under this agreement in 2004. Net amount due from Mr. Kamel Nacif and his affiliates was $183,000 as of December 31, 2004.

         In August 2004, we entered into a purchase and sale agreement to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon completion of this transaction in the fourth quarter of 2004, we entered into a new purchase commitment agreement with Mr. Nacif's affiliates to replace our previously purchase commitment agreement. Pursuant the new purchase commitment agreement we agreed to purchase $5 million of fabric manufactured at the facilities we sold to Mr. Nacif's affiliates annually over the ten-year term of the agreement, at negotiated market prices. See Note 5 of the "Notes to Consolidated Financial Statements".

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. The greatest outstanding balance of such advances to Mr. Guez during 2004 was approximately $4,796,000. Mr. Guez paid our expenses of approximately $456,000 and $400,000 for the years ended December 31, 2003 and 2004, respectively, which amounts were applied to reduce accrued interest and principle on Mr. Guez's loan. Subsequently, Mr. Guez repaid $2.3 million of this indebtedness during January and February of 2005. This $2.3 million was included in due from related parties in the accompanying consolidated balance sheet as of December 31, 2004. The remaining balance of $2,466,000 is payable on demand and had been shown as reductions to shareholders' equity as of December 31, 2004. There were no outstanding advances from or borrowing to Mr. Kay during 2004. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $374,000 and $370,000 for the years ended December 31, 2003 and 2004, respectively. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         Since June 2003, United Apparel Venture LLC, a majority owned, controlled and consolidated subsidiary of Tarrant, has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven Licensing during the year ended December 31, 2004 were $2.6 million.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca is owned by Hubert Guez, the brother of Gerard Guez, our Chairman. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. Two and one half percent of gross sales as management fees were paid in 2003 and 2004 to each of the members of UAV, per the operating agreement. We purchased $37.0 million, $37.1 million and $11.5 million of finished goods and service from Azteca and its affiliates for the years ended December 31, 2002, 2003 and 2004, respectively. Our total sales of fabric and service to Azteca in 2002, 2003 and 2004 were $2.9 million, $9.9 million and $1.0 million, respectively.

         At December 31, 2004, Messrs. Guez and Kay beneficially owned 961,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 10.8% of Tag-It Pacific's common stock at December 31, 2004. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $23.9 million, $16.8 million and $1.0 million of trim from Tag-It during the years ended December 31, 2002, 2003 and 2004. We sold to Tag-It $1.5 million and $0 from our trim and fabric inventory during the year ended December 31, 2003 and 2004, respectively. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 8 of the "Notes to Consolidated Financial Statements."

         We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties. We have adopted a policy that any transactions between us and any of our affiliates or related parties, including our executive officers, directors, the family members of those individuals and any of their affiliates, must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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

         Kohl's accounted for 6.6% and 16.4% of our net sales in fiscal years 2003 and 2004, respectively. Mervyn's accounted for 5.9% and 15.4% of our net sales in fiscal years 2003 and 2004, respectively. Lerner New York accounted for 8.3% and 15.0% of our net sales in fiscal years 2003 and 2004, respectively. Affiliated department stores owned by Federated Department Stores accounted for approximately 5.2% and 10.3% of our net sales in fiscal years 2003 and 2004, respectively. Wet Seal accounted for approximately 3.3% and 7.9% of our net sales in fiscal years 2003 and 2004, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

         While we have long-standing customer relationships, we generally do not have long-term contracts with them. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

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

FAILURE OF THE TRANSPORTATION INFRASTRUCTURE TO MOVE SEA FREIGHT IN ACCEPTABLE TIME FRAMES COULD ADVERSELY AFFECT OUR BUSINESS.

         Because the bulk of our freight is designed to move through the West Coast ports in predictable time frames, we are at risk of cancellations and penalties when those ports operate inefficiently creating delays in delivery. We experienced such delays from June 2004 until November 2004, and we may continue to experience similar delays in the future especially during peak seasons. There can be no assurances of, and we have no control over a return to timely deliveries. Unpredictable timing for shipping may cause us to utilize air freight or may result in customer penalties for late delivery, any of which could reduce our operating margins and adversely effect our results of operations.

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

FAILURE TO MANAGE OUR RESTRUCTURING IN MEXICO COULD IMPAIR OUR BUSINESS.

         We determined to cease directly operating a substantial majority of our equipment and fixed assets in Mexico, and to lease a large portion of our facilities and operations in Mexico to a related third party, which we consummated effective September 1, 2003. Subsequently, in August 2004, we entered into a purchase and sale agreement to sell substantially all of our assets and real property in Mexico, including the equipment and facilities previously leased to Mr. Nacif's affiliates, which transaction was consummated in the fourth quarter of 2004. As a consequence, we have become primarily a trading company, relying on third party manufacturers to produce the merchandise we sell to our customers and as a result assume the risks associated with contracting these services.

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

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

         Substantially all of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries in which our products are manufactured or imported may from time to time impose additional new duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating quotas or reducing tariffs. The elimination of quotas on World Trade Organization member countries by 2005 and other effects of these trade agreements could result in increased competition from developing countries, which historically have lower labor costs, including China and Taiwan, both of which recently became members of the World Trade Organization. This potential increase in competition from developing countries is one of the several reasons why we determined to cease our manufacturing operations in Mexico.

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

         We have initiated a factory compliance agreement with our suppliers, and monitor our independent contractors' compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the our contractors could result in our being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations. In addition, certain of our customers, require strict compliance by their apparel manufacturers, including us, with applicable labor laws and visit our facilities often. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 91% of our products were imported from outside the U.S. in fiscal 2004. We are subject to the risks associated with doing business in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

         o        the need to provide strong and effective marketing support.

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

         In January 2004, the Internal Revenue Service proposed adjustments to increase our federal income tax payable for the years ended December 31, 1996 through 2001. This adjustment would also result in additional state taxes, penalties and interest. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the Consolidated Financial Statements. The maximum amount of loss in excess of the amount accrued in the financial statements is $12.6 million. If the amount of any actual liability, however, exceeds our reserves, we would experience an immediate adverse earnings impact in the amount of such additional liability, which could be material. Additionally, we anticipate that the ultimate resolution of these matters will require that we make significant cash payments to the taxing authorities. Presently we do not have sufficient cash or borrowing ability to make any future payments that may be required. No assurance can be given that we will have sufficient surplus cash from operations to make the required payments. Additionally, any cash used for these purposes will not be available for other corporate purposes, which could have a material adverse effect on our financial condition and results of operations.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 31, 2005, our executive officers and directors and their affiliates owned approximately 45% of the outstanding shares of our common stock. Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, alone own approximately 35.1% and 8.9%, respectively, of the outstanding shares of our common stock at March 31, 2005. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the fourth quarter of 2004.

         RECOMMENDATIONS OF OUR AUDITORS

         In connection with its audit of our Consolidated Financial Statements for the year ended December 31, 2003, Grant Thornton LLP, our independent accountants, advised the Audit Committee and management of our need for additional staff with expertise in preparing required disclosures in the Notes to the Financial Statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and evaluating the effect of new accounting pronouncements on us. Grant Thornton LLP considered these matters to be significant deficiencies as that term is defined under standards established by the Public Company Accounting Oversight Board (United States). In response to the observations made by Grant Thornton LLP, in 2004 we implemented certain enhancements to our financial reporting processes, including hiring a new Chief Financial Officer and reassigning a member of our financial staff to a newly created "Financial Reporting" position, and increased training of staff on SEC financial reporting requirements. We also are evaluating various accounting research tools to provide more technical resources to our financial reporting group. The member of our financial staff assigned to the Financial Reporting position has since left the company, and our corporate controller presently is performing the functions of this new position. We will continue to evaluate the performance and needs of our financial staff, including whether to fill the vacancy in the Financial Reporting position, and implement changes that we determine are necessary or advisable. We believe we are taking the appropriate steps to address the matters raised by Grant Thornton LLP.


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

         (b) Exhibits. See the Exhibit Index attached to this Form 10-K annual report.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE
                                                                            ----

Financial Statements

    Report of Independent Registered Public Accounting Firm,
        Grant Thornton LLP...................................................F-2

    Report of Independent Registered Public Accounting Firm,
        Ernst & Young LLP....................................................F-3

    Consolidated Balance Sheets--December 31, 2003 and 2004..................F-4

    Consolidated Statements of Operations and Comprehensive Loss--
        Three year period ended December 31, 2004............................F-5

    Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 2004.......................................F-6

    Consolidated Statements of Cash Flows--Three year period
        ended December 31, 2004..............................................F-7

    Notes to Consolidated Financial Statements...............................F-8

Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts..........................F-39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tarrant Apparel Group

We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group (a California corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarrant Apparel Group and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Tarrant Apparel Group for the years ended December 31, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/S/ GRANT THORNTON LLP
--------------------------------------

Los Angeles, California
March 24, 2005, except for Note 19,
as to which the date is March 30, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tarrant Apparel Group

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Tarrant Apparel Group for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at
Item 15(a) for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, also assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tarrant Apparel Group and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002 when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.




/S/ ERNST & YOUNG LLP
-----------------------

Los Angeles, California
March 14, 2003

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                       ------------------------------
                                                            2003             2004
                                                       -------------    -------------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents ........................   $   3,319,964    $   1,214,944
  Restricted cash ..................................       2,759,742             --
  Accounts receivable, net .........................      57,165,926       37,759,343
  Due from related parties .........................      18,056,488       10,651,914
  Inventory ........................................      23,251,591       19,144,105
  Current portion of note receivable from
     related party .................................            --          5,323,733
  Prepaid expenses .................................       1,776,142        1,251,684
  Prepaid royalties ................................            --          2,257,985
  Income taxes receivable ..........................         277,695          144,796
                                                       -------------    -------------

    Total current assets ...........................     106,607,548       77,748,504

  Property and equipment, net ......................     135,645,751        1,874,893
  Notes receivable - related party, net of
     current portion ...............................            --         40,107,337
  Equity method investment .........................       1,434,375        1,880,281
  Deferred financing cost, net .....................         326,932        1,203,259
  Other assets .....................................         507,704          414,161
  Goodwill, net ....................................       8,582,845        8,582,845
                                                       -------------    -------------

    Total assets ...................................   $ 253,105,155    $ 131,811,280
                                                       =============    =============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Short-term bank borrowings .......................   $  29,293,323    $  17,951,157
  Accounts payable .................................      23,514,894       24,394,553
  Accrued expenses .................................      11,194,421       11,243,179
  Income taxes .....................................      16,497,939       16,826,383
  Due to related parties ...........................       5,418,795             --
  Due to shareholders ..............................             496             --
  Current portion of long-term obligations .........      38,705,240       19,628,701
                                                       -------------    -------------

    Total current liabilities ......................     124,625,108       90,043,973

Long-term obligations ..............................         588,272        2,544,546
Convertible debentures, net ........................            --          8,330,483
Deferred tax liabilities ...........................         275,129          213,784

Minority interest in UAV ...........................       5,141,620             --
Minority interest in Tarrant Mexico ................      14,766,215             --

Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares
  authorized; no shares (2003) and no
  shares (2004) issued and outstanding .............            --               --
Common stock, no par value, 100,000,000
  shares authorized; 27,614,763 shares
  (2003) and 28,814,763 shares (2004)
  issued and outstanding ...........................     107,891,426      111,515,091
Warrant to purchase common stock ...................       1,798,733        2,846,833
Contributed capital ................................       1,505,831        2,470,869
Retained earnings (Accumulated deficit) ............      20,988,434      (83,688,237)
Notes receivable from officer/shareholder ..........      (4,796,428)      (2,466,062)
Accumulated other comprehensive loss ...............     (19,679,185)            --
                                                       -------------    -------------

  Total shareholders' equity .......................     107,708,811       30,678,494
                                                       -------------    -------------

  Total liabilities and shareholders'
     equity ........................................   $ 253,105,155    $ 131,811,280
                                                       =============    =============

                             See accompanying notes

                              TARRANT APPAREL GROUP

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                     2002            2003             2004
                                                -------------    -------------    -------------
Net sales ...................................   $ 347,390,930    $ 320,422,850    $ 155,452,663
Cost of sales ...............................     302,082,144      288,445,173      134,492,460
                                                -------------    -------------    -------------

Gross profit ................................      45,308,786       31,977,677       20,960,203
Selling and distribution expenses ...........      10,757,029       11,329,414        9,290,819
General and administrative expenses .........      30,082,061       31,767,122       32,083,637
Write-off of prepaid expenses ...............            --          2,771,989             --
Impairment charges ..........................            --         19,504,521       77,982,034
Cumulative translation loss attributable to
   liquidated Mexico operations .............            --               --         22,786,125
                                                -------------    -------------    -------------

Income (loss) from operations ...............       4,469,696      (33,395,369)    (121,182,412)
Interest expense ............................      (5,443,995)      (5,602,556)      (2,857,096)
Interest income .............................       4,748,144          424,518          377,587
Minority interest ...........................      (4,580,766)       3,461,243       15,331,171
Other income ................................       2,647,975        4,784,479        7,136,343
Other expense ...............................      (2,004,073)      (1,425,346)      (1,134,145)
                                                -------------    -------------    -------------

Loss before provision for income taxes and
   cumulative effect of accounting change ...        (163,019)     (31,753,031)    (102,328,552)
Provision for income taxes ..................       1,051,018        4,131,629        2,348,119
                                                -------------    -------------    -------------

Loss before cumulative effect of
   accounting change ........................      (1,214,037)     (35,884,660)    (104,676,671)
Cumulative effect of accounting change ......      (4,871,244)            --               --
                                                -------------    -------------    -------------

Net loss ....................................   $  (6,085,281)   $ (35,884,660)   $(104,676,671)
                                                =============    =============    =============

Net loss per share - Basic and Diluted:
   Before cumulative effect of
      accounting change .....................   $       (0.08)   $       (1.97)   $       (3.64)
   Cumulative effect of accounting change ...           (0.30)            --               --
                                                -------------    -------------    -------------
   After cumulative effect of
      accounting change .....................   $       (0.38)   $       (1.97)   $       (3.64)
                                                =============    =============    =============

Weighted average common and common equivalent
   shares outstanding:
Basic and Diluted ...........................      15,834,122       18,215,071       28,732,796
                                                =============    =============    =============

Net loss ....................................   $  (6,085,281)   $ (35,884,660)   $(104,676,671)
Foreign curreny translation adjustment ......     (13,282,977)      (9,945,727)            --
                                                -------------    -------------    -------------
Total Comprehensive loss ....................   $ (19,368,258)   $ (45,830,387)   $(104,676,671)
                                                =============    =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


                                   Preferred         Number            Common           Number                        Contributed
                                     Stock          of Shares           Stock         of Shares        Warrants         Capital
                                 -------------    -------------    -------------    -------------    -------------   -------------
Balance at January 1, 2002 ...   $        --               --      $  69,341,090       15,840,815             --     $   1,434,259
  Net loss ...................            --               --               --               --               --              --
  Currency translation .......            --               --               --               --               --              --

  Comprehensive loss .........            --               --               --               --               --              --
  Exercise of stock options ..            --               --             24,135            5,500             --              --
  Income tax benefit from
   exercise of stock options .            --               --              3,014             --               --              --
  Issuance of preferred stock        8,820,573          100,000             --               --               --              --
  Repayment from shareholders,
   net .......................            --               --               --               --               --              --
                                 -------------    -------------    -------------    -------------    -------------   -------------
Balance at December 31, 2002 .       8,820,573          100,000       69,368,239       15,846,315             --         1,434,259
  Net loss ...................            --               --               --               --               --              --
  Currency translation .......            --               --               --               --               --              --

  Comprehensive loss .........            --               --               --               --               --              --
  Conversion of preferred
   stock to common stock .....      (8,820,573)        (100,000)       8,820,573        3,000,000             --              --
  Issuance of preferred stock
   and warrant, net ..........      29,226,041          881,732             --               --          1,798,733            --
  Conversion of preferred
   stock to common stock .....     (29,226,041)        (881,732)      29,226,041        8,817,320             --              --
  Issuance of common stock ...            --               --            788,000          200,000             --              --
  Retirement of stock ........            --               --           (311,427)        (248,872)            --              --
  Compensation expense .......            --               --               --               --               --            71,572
  Repayment from shareholders             --               --               --               --               --              --
                                 -------------    -------------    -------------    -------------    -------------   -------------

Balance at December 31, 2003 .            --               --        107,891,426       27,614,763        1,798,733       1,505,831
  Currency translation .......            --               --               --               --               --              --
  Net loss ...................            --               --               --               --               --              --
  Cumulative translation loss
    attributable to liquidated
    Mexico operations ........            --               --               --               --               --              --
  Compensation expense .......            --               --               --               --               --           161,038
  Issuance of common stock ...            --               --          3,623,665        1,200,000           44,100            --
  Issuance of warrants with
    debentures ...............            --               --               --               --          1,004,000            --
  Intrinsic value of bene-
    ficial conversion
    associated with con-
    vertible debentures ......            --               --               --               --               --           804,000
  Repayment from shareholders             --               --               --               --               --              --
  Reclassification of share-
    holders' receivable to
    current asset ............            --               --               --               --               --              --
                                 -------------    -------------    -------------    -------------    -------------   -------------

Balance at December 31, 2004 .   $        --               --      $ 111,515,091       28,814,763    $   2,846,833   $   2,470,869
                                 =============    =============    =============    =============    =============   =============



                                   Retained        Accumulated
                                    Earnings          Other           Notes            Total
                                 (Accumulated     Comprehensive       from          Shareholders'
                                    Deficit)      Income (Loss)    Shareholders        Equity
                                 -------------    -------------    -------------    -------------

Balance at January 1, 2002 ...   $  62,958,375    $   3,549,519    $ (12,118,773)   $ 125,164,470
  Net loss ...................      (6,085,281)            --               --         (6,085,281)
  Currency translation .......            --        (13,282,977)            --        (13,282,977)
                                                                                    -------------
  Comprehensive loss .........            --               --               --        (19,368,258)
  Exercise of stock options ..            --               --               --             24,135
  Income tax benefit from
   exercise of stock options .            --               --               --              3,014
  Issuance of preferred stock             --               --               --          8,820,573
  Repayment from shareholders,
   net .......................            --               --          6,516,969        6,516,969
                                 -------------    -------------    -------------    -------------
Balance at December 31, 2002 .      56,873,094       (9,733,458)      (5,601,804)     121,160,903
  Net loss ...................     (35,884,660)            --               --        (35,844,660)
  Currency translation .......            --         (9,945,727)            --         (9,945,727)
                                                                                    -------------
  Comprehensive loss .........            --               --               --        (45,830,387)
  Conversion of preferred
   stock to common stock .....            --               --               --               --
  Issuance of preferred stock
   and warrant, net ..........            --               --               --         31,024,774
  Conversion of preferred
   stock to common stock .....            --               --               --               --
  Issuance of common stock ...            --               --               --            788,000
  Retirement of stock ........            --               --               --           (311,427)
  Compensation expense .......            --               --               --             71,572
  Repayment from shareholders             --               --            805,376          805,376
                                 -------------    -------------    -------------    -------------

Balance at December 31, 2003 .      20,988,434      (19,679,185)      (4,796,428)     107,708,811
  Currency translation .......            --         (3,106,940)            --         (3,106,940)
  Net loss ...................    (104,676,671)            --               --       (104,676,671)
  Cumulative translation loss
    attributable to liquidated
    Mexico operations ........            --         22,786,125             --         22,786,125
  Compensation expense .......            --               --               --            161,038
  Issuance of common stock ...            --               --               --          3,667,765
  Issuance of warrants with
    debentures ...............            --               --               --          1,004,000
  Intrinsic value of bene-
    ficial conversion
    associated with con-
    vertible debentures ......            --               --               --            804,000
  Repayment from shareholders             --               --             30,366           30,366
  Reclassification of share-
    holders' receivable to
    current asset ............            --               --          2,300,000        2,300,000
                                 -------------    -------------    -------------    -------------

Balance at December 31, 2004 .   $ (83,688,237)   $        --      $  (2,466,062)   $  30,678,494
                                 =============    =============    =============    =============

                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                               2002             2003             2004
                                                          -------------    -------------    -------------
Operating activities:
Net loss ..............................................   $  (6,085,281)   $ (35,884,660)   $(104,676,671)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Deferred taxes .....................................        (107,162)        (132,622)         (61,345)
   Depreciation and amortization ......................      10,130,132       16,097,595        8,337,946
   Accrued interest on note receivable ................      (4,452,490)            --               --
   Cumulative effect of accounting change .............       4,871,244             --               --
   Impairment charges .................................            --         22,276,510       77,982,034
   Cumulative transaction loss attributable to
      the liquidated Mexico operations ................            --               --         22,786,125
   Inventory write-down ...............................            --         10,986,153             --
   Income from equity method investment ...............            --               --           (769,706)
   Loss on sale of fixed assets .......................           5,291          593,626          (15,272)
   Unrealized (gain) loss on foreign currency .........       1,014,696          560,602         (367,262)
   Minority interest ..................................       4,426,080       (3,218,069)     (15,331,171)
   Gain on legal settlement ...........................        (473,041)        (235,785)            --
   Compensation expense related to stock options ......            --             71,572          161,038
   Change in the provision for returns and discounts ..         453,167         (324,387)      (1,747,060)
   Changes in operating assets and liabilities:
      Restricted cash .................................            --         (2,759,742)       2,759,742
      Accounts receivable .............................      (7,141,536)       7,856,700       21,224,454
      Due to/from related parties .....................        (673,650)     (14,801,324)        (122,389)
      Inventory .......................................       5,818,431        9,626,509        4,162,158
      Temporary quota .................................         369,849             --               --
      Prepaid expenses ................................       1,551,324          590,046       (1,860,955)
      Accounts payable ................................      (3,772,979)      (4,207,552)         687,758
      Accrued expenses and income tax payable .........       8,211,770        2,388,976         (981,196)
                                                          -------------    -------------    -------------

   Net cash provided by operating activities ..........      15,493,145        9,484,148       12,168,228

Investing activities:
Purchase of fixed assets ..............................      (2,984,547)        (368,113)        (111,836)
Proceeds from sale of fixed assets ....................            --            209,788
                                                                                                1,219,904
Acquisitions, net of cash .............................      (2,355,954)            --               --
(Increase) decrease in other assets ...................         509,524         (983,593)         111,837
Advances to shareholders/officers .....................      (1,008,591)            --               --
Collection of advances from shareholders/officers .....         169,991           88,723           30,366
                                                          -------------    -------------    -------------

   Net cash provided by (used in) investing activities       (5,669,577)      (1,053,195)       1,250,271

Financing activities:
Short-term bank borrowings, net .......................       7,241,576         (161,194)     (11,342,166)
Proceeds from long-term obligations ...................     198,551,201      239,280,109      129,162,451
Payment of long-term obligations and bank borrowings ..    (211,894,730)    (275,640,677)    (146,375,987)
Repayments of borrowings from shareholders/officers ...      (2,359,847)        (486,379)            --
Proceeds from issuance of preferred stock and warrant .            --         31,024,774        3,623,665
Proceeds from convertible debentures, net .............            --               --          9,379,965
Repurchase of shares ..................................            --           (311,427)            --
Exercise of stock options including related tax benefit          27,149             --               --
                                                          -------------    -------------    -------------

   Net cash used in financing activities ..............      (8,434,651)      (6,294,794)     (15,552,072)

Effect of exchange rate on cash .......................      (1,524,882)        (204,677)          28,553
                                                          -------------    -------------    -------------


Increase (decrease) in cash and cash equivalents ......        (135,965)       1,931,482       (2,105,020)

Cash and cash equivalents at beginning of year ........       1,524,447        1,388,482        3,319,964
                                                          -------------    -------------    -------------

Cash and cash equivalents at end of year ..............   $   1,388,482    $   3,319,964    $   1,214,944
                                                          =============    =============    =============

See accompanying notes

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF CONSOLIDATION

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation (formerly "Fashion Resource, Inc."), and its majority owned Subsidiaries located primarily in the U.S., Mexico, and Asia. At December 31, 2004, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC.

We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. See Note 15 of the "Notes to Consolidated Financial Statements." In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction consummated in the fourth quarter of 2004. See Note 5 and Note 7 of the "Notes to Consolidated Financial Statements."

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

RISK AND UNCERTAINTIES - IRS EXAMINATION AND DEBT COVENANTS

As discussed in Note 10 of the "Notes to Consolidated Financial Statements," our federal income tax returns for the years ended December 31, 1996 through 2002 are under examination by the Internal Revenue Service ("IRS"). The IRS has proposed adjustments to increase our federal income tax payable for these years. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. The maximum amount of loss in excess of the amount accrued in the financial statements is $12.6 million. If the amount of any actual liability, however, exceeds our reserves, we would experience an immediate adverse earnings impact in the amount of such additional liability, which could be material. Additionally, we anticipate that the ultimate resolution of these matters will require that we make significant cash payments to the taxing authorities. Presently we do not have sufficient cash or borrowing ability to make any future payments that may be required. No assurance can be given that we will have sufficient surplus cash from operations to make the required payments. Additionally, any cash used for these purposes will not be available for other corporate purposes, which could have a material adverse effect on our financial condition and results of operations. See Note 10 of the "Notes to Consolidated Financial Statements" for a further discussion on the IRS examination.

DEBT COVENANTS

As discussed in Note 8 of the "Notes to Consolidated Financial Statements," our debt agreements require certain covenants including a minimum level of net worth. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. See Note 8 of the "Notes to Consolidated Financial Statements" for a further discussion of the credit facilities and related debt covenants.

REVENUE RECOGNITION

Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid ("LDP") terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. Generally, the factories pay us for the fabric with offsets against the price of the finished goods.

SHIPPING AND HANDLING COSTS

Freight charges are included in selling and distribution expenses in the statement of operations and amounted to $2,136,000, $1,817,000 and $783,000 for the years ended December 31, 2002, 2003 and 2004, respectively. We did not bill customers for shipping and handling costs for the years 2002, 2003 and 2004.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less when purchased. Restricted cash refers to cash deposit(s) held as collateral by lending institution(s) to either guarantee our liabilities and/or loans. Cash and cash equivalents, including restricted cash, held in foreign financial institutions totaled $3,930,000 and $1,206,000 as of December 31, 2003 and 2004, respectively. Restricted cash is not considered a cash equivalent for purposes of the statement of cash flows.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial
obligations  (such  as  in  the  case  of  bankruptcy   filings  or  substantial
downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due us could be reduced by a material amount. As of December 31, 2003 and 2004, the balance of the allowance for returns, discounts and bad debts was $4.2 million and $2.4 million, respectively.

INVENTORIES

Inventories are stated (valued) at the lower of cost (first-in, first-out) or market. Under certain market conditions, we use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

COST OF SALES

Cost  of  sales  includes   costs  related  to  product  costs,   direct  labor,
manufacturing overhead, duty, quota, freight in, brokerage and warehousing expense.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses include expenses related to samples, travel and entertainment, salaries, rent and other office expenses, professional fees, freight out and selling commissions incurred in the sales process.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include expenses related to research and product development, travel and entertainment, salaries, rent and other office expenses, depreciation and amortization, professional fees and bank charges.

PRODUCT DESIGN, ADVERTISING AND SALES PROMOTION COSTS

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in selling, general and administrative expenses in the accompanying statements of operations (excluding the costs of manufacturing production samples) amounted to approximately $1,225,000, $1,306,000 and $2,106,000 in 2002, 2003 and 2004,
respectively.

QUOTA

We purchase quota rights to be used in the importation of our products from certain foreign countries. The effect of quota transactions is accounted for as a product cost.

Permanent quota entitlements were principally obtained through free allocations by the Hong Kong Government pursuant to an import restraint between Hong Kong and the United States and are renewable on an annual basis, based upon the prior year utilization. Permanent quota entitlements acquired from outside parties are amortized over three years on a straight-line basis, and were fully amortized at December 31, 2003 and 2004.

Temporary quota represents quota rights acquired from other permanent quota entitlement holders on a temporary basis. Temporary quota has a maximum life of twelve months. The cost of temporary quota purchased for use in the current year is assigned to inventory purchases while the cost of temporary quota acquired for usage in the year following the balance sheet date is recorded as a current asset. At December 31, 2003 and 2004, there were no temporary quota rights included in current assets.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Additions and betterments are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment is provided for by the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the lease. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations. Repair and maintenance costs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an assessment of impairment applied on a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2004, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.9 million, as compared to a goodwill balance of $8.6 million and a net property and equipment balance of $135.6 million at December 31, 2003. Our goodwill balance reflects the write off of $19.5 million of goodwill in the second quarter of 2003. Our net property and equipment balance at December 31, 2004 reflects the disposal of our Mexico fixed assets of $123.3 million in the fourth quarter of 2004. See Note 5 and Note 7 of the "Notes to Consolidated Financial Statements."

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

DEFERRED FINANCING COST

Deferred financing costs were $327,000 and $1,203,000 at December 31, 2003 and 2004, respectively. These costs of obtaining financing and issuance of convertible debt instruments are being amortized on a straight-line basis over the term of the related debt. Amortization expenses for deferred charges were $311,000, $408,000 and $387,000 for the years ended December 31, 2002, 2003 and
2004, respectively.

INCOME TAXES

We utilize SFAS No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

Our Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 17.5%. As of December 31, 2004, no domestic tax provision has been provided for $64.9 million of un-remitted retained earnings of these Hong Kong corporations, as we intend to maintain these amounts outside of the U.S. on a permanent basis.

NET LOSS PER SHARE

Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". All options and warrants have been excluded from the computation in 2002, 2003 and 2004, as the impact would be anti-dilutive.

The  following   potentially  dilutive  securities  were  not  included  in  the computation of loss per share, because to do so would have been anti-dilutive:

                                 2002            2003            2004
                              ---------       ---------       ---------

         Options ......       6,376,487       8,926,087       8,331,962
         Warrants .....            --           881,732       2,361,732
            Total .....       6,376,487       9,807,819      10,693,694


DIVIDENDS

We did not declare or pay any cash dividends in 2002, 2003 or 2004. We intend to retain any future earnings for use in our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our credit agreements prohibit the payment of dividends during the term of the agreements.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currencies in which we transact business are the Hong Kong dollar and the peso in Mexico.

Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. In 2004, we substantially liquidated our Mexico subsidiaries following the sale of the fixed assets in Mexico. The accumulated foreign currency translation adjustment related to the Mexico subsidiaries of $22.8 million of loss was reclassified and charged to income. The adjustment occurred in the fourth quarter of 2004. See
Note 5 of the "Notes to Consolidated Financial Statements."

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

Our products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. We make substantial sales to a relatively few, large customers. In order to minimize the risk of loss, we assign certain of our domestic accounts receivable to a factor without recourse or requires letters of credit from our customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. At December 31, 2003 and 2004, approximately 22.0% and 19.6% of accounts receivable were due from two customers, respectively. The following table presents the percentage of net sales concentrated with certain customers.

                                                    PERCENTAGE OF NET SALES
                                              ----------------------------------
      CUSTOMER                                 2002          2003          2004
      ---------------------                   ------        ------        ------
      Kohl's.............................        5.1           6.6          16.4
      Mervyn's...........................        7.3           5.9          15.4
      Lerner New York (2)................        9.9           8.3          15.0
      Federated..........................        0.5           5.2          10.3
      Wet Seal...........................        0.8           3.3           7.9
      Wal-Mart...........................        9.7           8.7           5.9
      The Limited (1)....................       12.7          15.3           4.6
      Lane Bryant........................       17.6          12.1           2.0
      Tommy Hilfiger.....................       17.4           6.7           0.0
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

EMPLOYEE STOCK OPTIONS

We account for employee stock options using the intrinsic value method rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the years ended December 31, 2002, 2003 and 2004, $0, $72,000 and $161,000 were recorded as an expense related to our stock options, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 4% for 2002 and 2003, 3% to 4% for 2004; dividend yields of 0% for 2002, 2003 and 2004; weighted-average volatility factors of the expected market price of our common stock of 0.65 for 2002 and 2003 and 0.51 to 0.55 for 2004; and a weighted-average expected life of the option of four years for 2002, 2003 and 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                       2002              2003               2004
                                                  --------------    --------------     --------------
Net loss as reported ........................     $   (6,085,281)   $  (35,884,660)    $ (104,676,671)
Add stock-based employee compensation charges
   reported in net loss .....................     $            0    $       71,572     $      161,038
Pro forma compensation expense, net of tax ..     $   (3,433,779)   $   (4,115,263)    $   (3,852,990)
Pro forma net loss ..........................     $   (9,519,060)   $  (39,928,351)    $ (108,368,623)
Net loss per share
  Basic and diluted .........................     $        (0.38)   $        (1.97)    $        (3.64)
Add stock-based employee compensation charges
   reported in net loss
   Basic and diluted ........................     $         0.00    $         0.00     $         0.01
Pro forma compensation expense per share
   Basic and diluted ........................     $        (0.22)   $        (0.22)    $        (0.14)
Pro forma loss per share
  Basic and diluted .........................     $        (0.60)   $        (2.19)    $        (3.77)

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes all changes in equity (net assets) from non-owner sources such as foreign currency translation adjustments. We account for other comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income."

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity ("VIE"). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE's that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. We have not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities ("SPE's"), until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. We were not the primary beneficiaries of any SPE's at December 31, 2003 and 2004. We adopted FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 and FIN 46(R) did not result in the consolidation of any VIEs.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, we are required to apply SFAS No. 123R beginning in the quarter ending September 30, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. We have not yet determined which alternative method it will use.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for our fiscal 2006. We are currently evaluating the provisions of SFAS No. 151 and do not expect that adoption will have a material effect on our financial position, results of operations or cash flows.

CURRENCY RATE HEDGING

We manufacture in a number of countries throughout the world, including Hong Kong, and, as a result, are exposed to movements in foreign currency exchange rates. Periodically we will enter into various currency rate hedges. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and equipment in the normal course of business. We utilize forward exchange contracts with maturities of one to three months. We do not enter into derivative financial instruments for speculative or trading purposes. We enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria. As a result, we mark to market all derivative instruments with the gain or loss included in other income and expense. See Note 18 of the "Notes to Consolidated Financial Statements." These instruments are intended to protect against exposure related to financing transactions (equipment) and income from international operations. The fair value of the exchange contracts was not significant at December 31, 2003 and there were no exchange contracts at December 31, 2004.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                          DECEMBER 31,
                                               ---------------------------------
                                                   2003                2004
                                               ------------        ------------

U.S. trade accounts receivable .........       $ 31,685,308        $  3,248,887
Foreign trade accounts receivable ......         24,528,500          17,148,600
Factored accounts receivable ...........               --            19,452,756
Other receivables ......................          5,178,501             346,965
Allowance for returns, discounts
   and bad debts .......................         (4,226,383)         (2,437,865)
                                               ------------        ------------
                                               $ 57,165,926        $ 37,759,343
                                               ============        ============

Under the asset-based lending arrangement we had with GMAC before September 29, 2004, we factored trade receivables from clients with credit ratings below BBB. GMAC did not advance any funds to us and only afforded us a credit insurance coverage. We received funds from GMAC only after such funds were collected from customers at their respective due dates. Effective as of September 29, 2004, the asset based lending arrangement was amended and converted to a factoring arrangement. At December 31, 2004, substantially all trade receivables, irrespective of their debt ratings, were factored and GMAC advances up to 90% of the invoice value to us immediately upon the submission of invoices. See Note 8 of "Notes to Consolidated Financial Statements."

3.       INVENTORY

Inventory consists of the following:

                                                             DECEMBER 31,
                                                    ----------------------------
                                                        2003             2004
                                                    -----------      -----------

Raw materials, fabric and trim accessories ...      $ 5,859,558      $ 1,164,977
Work-in-process ..............................        1,094,786             --
Finished goods shipments-in-transit ..........        7,522,464        9,283,022
Finished goods ...............................        8,774,783        8,696,106
                                                    -----------      -----------
                                                    $23,251,591      $19,144,105
                                                    ===========      ===========

We recorded a write down of our inventory totaling $10,986,000 in 2003 following our decision to withdraw from our owned and operated facilities in Mexico effective September 1, 2003. The write down reflected an adjustment to net realizable value of inventory identified for liquidation at reduced prices.

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         DECEMBER 31,
                                             ----------------------------------
                                                  2003                 2004
                                             -------------        -------------

Land .................................       $   4,301,138        $      85,000
Buildings ............................          54,871,724              819,372
Equipment ............................         111,742,558            5,966,453
Furniture and fixtures ...............           2,441,058            2,228,375
Leasehold improvements ...............          11,357,892            2,605,763
Vehicles .............................             496,942              330,564
                                             -------------        -------------
                                               185,211,312           12,035,527

Less accumulated depreciation and
   amortization ......................         (49,565,561)         (10,160,634)
                                             -------------        -------------
                                             $ 135,645,751        $   1,874,893
                                             =============        =============

Depreciation expense, including amortization of assets recorded under capital leases, totaled $10,056,000, $15,663,000 and $7,853,000 for the years ended
December 31, 2002, 2003 and 2004, respectively.

5.       RESTRUCTURING AND SALE OF MEXICO OPERATIONS

Following our restructuring of our Mexican operations in 2003, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we experienced a significant decline in revenue from sales of Mexico-produced merchandise during 2004. As a result of this reduction in revenue from the sale of Mexico-produced merchandise, the Board of Directors approved a resolution in July 2004 authorizing management to sell the manufacturing operations in Mexico.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluated the long-lived assets in Mexico for recoverability and concluded that the book value of the asset group was significantly higher than the expected future cash flows and that impairment had occurred. Accordingly, we recognized a non-cash impairment loss of approximately $78 million in the second quarter of 2004. The impairment charge was the difference between the carrying value and fair value of the impaired assets. Fair value was determined based on independent appraisals of the property and equipment obtained in June 2004. There was no tax benefit recorded with the impairment loss due to a full valuation allowance recorded against the future tax benefit as of June 30, 2004. The entire impairment charge was recorded in the Mexico geographic reporting segment.

In connection with our restructuring of our Mexico operations, we incurred $2.5 million and $1.1 million of severance costs in 2003 and 2004, respectively, in the Mexico reportable segment. We did not relocate any employees in connection with this restructuring and therefore did not incur any relocation costs. In addition, we did not incur any contract termination costs. There was no ending liability balance for the severance costs incurred in 2003 and 2004 since such amounts were all paid in 2003 and 2004. Severance costs incurred in 2003 were included in costs of goods sold and such costs incurred in 2004 were included in general and administrative expenses in the accompanying consolidated statements of operations.

In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of the following:

         o $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and

         o $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014, and payable in equal monthly installments of principal and interest over the term of the notes.

Included in the $45.4 million notes receivable - related party on the accompanying balance sheet as of December 31, 2004 was $1,317,000 of Mexico valued added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers, is as follows:

                  Year ending December 31,            Amount

                        2005                       $ 5,323,733

                        2006                       $ 5,323,733

                        2007                       $ 5,323,733

                        2008                       $ 4,020,400

                        2009                       $ 4,020,400

                        2010 and thereafter        $21,419,000

                        Total                      $45,431,000

Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced an existing purchase commitment agreement whereby we were obligated to purchase annually from Mr. Nacif's affiliates, 6 million yards of fabric (or approximately $19.2 million of fabric at today's market prices) manufactured at these same facilities through October 2009. The annual future purchase commitments approximate the annual maturities of the notes receivable from the related party. As a result, we expect to fully realize the note receivable from related party through the receipt of fabric manufactured at these facilities over the maturity period of the notes receivable.

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. Private Brands also entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands will design and manufacture a full collection of American Rag apparel, which will be distributed by FMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. The investment in American Rag CIE, LLC totaling $1.4 million and $1.9 million at

December 31, 2003 and 2004, respectively, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag for 2004 was as follows:

         Balance as of December 31, 2003 .....     $   1,434,375
         Additional capital contribution .....           137,000
         Share of income......................           769,706
         Distribution ........................          (460,800)
                                                   -------------
          Balance as of December 31, 2004.....     $   1,880,281
                                                   =============

We hold a 45% member interest in American Rag. The remaining 55% owners are an unrelated third party who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of "American Rag". American Rag has sufficient equity investment to finance its activities without additional subordinated financial support. The entity is generating positive cash flow and net operating profit from its retail stores. The royalty income paid by us to American Rag is considered other income and is ancillary to the primary operations. Reported revenue from the retail business in fiscal 2004 was approximately $9 million. The amount of royalty income paid by us to American Rag in 2003 and 2004 was $250,000 and $500,000, respectively. Since inception, American Rag has demonstrated that it can finance its activities without additional subordinated financial support. We do not have sole decision-making ability. Day to day management of American Rag is effectively controlled by one of the 55% owners.

We have not entered into any obligations to guarantee the entity's debt nor do we expect to receive a guaranteed return on its investment. We determined that we are not the primary beneficiary of American Rag. Our variable interest will not absorb a majority of the VIE's expected losses. We record its proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond its 45% investment interest. Additionally, we do not expect to receive a majority of the entity's expected residual returns, other than their 45% ownership interest.

7.       IMPAIRMENT OF ASSETS

IMPAIRMENT OF GOODWILL

Goodwill is classified as "excess of costs over fair value of net assets acquired" on the accompanying consolidated balance sheets. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142 along with continuing difficulties being experienced in the industry, we recorded a non-cash charge of $4.9 million in the first quarter of 2002 to reduce the carrying value of goodwill to the estimated fair value.

The following table presents our results on a comparable basis:

                                                          YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                    2002           2003            2004
                                               -------------  -------------    ------------
Reported net loss before cumulative effect
   of accounting change ....................   $  (1,214,037) $ (35,884,660)  $(104,676,671)
Cumulative effect of accounting change .....      (4,871,244)          --              --
                                               -------------  -------------   -------------

Reported net loss after cumulative effect
     of accounting change ..................   $  (6,085,281) $ (35,884,660)  $(104,676,671)
                                               =============  =============   =============

Basic and diluted earnings per common share:
Reported net loss before cumulative effect
   of accounting change ....................   $       (0.08) $       (1.97)  $       (3.64)
Cumulative effect of accounting change .....           (0.30)          --              --
                                               -------------  -------------   -------------

Adjusted net loss after cumulative effect
     of accounting change ..................   $       (0.38) $       (1.97)  $       (3.64)
                                               =============  =============   =============


In 2003, we ceased directly operating a substantial majority of our equipment and fixed assets in Mexico, and started leasing a large portion of our manufacturing facilities and operations in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, effective September 1, 2003. During 2003, we made an interim review of our goodwill and intangible assets and wrote off all goodwill and intangible assets affected by our strategic changes in Mexico. Write-offs included $9.1 million and $2.7 million directly relating to Tarrant Mexico - Famian and Ajalpan divisions, respectively, and another $7.5 million relating to of Rocky Apparel LLC ("Rocky"). It is unlikely that Tommy Hilfiger, whose business we acquired in the Rocky acquisition, would continue to purchase merchandise from UAV following implementation of the restructuring in Mexico. In 2003, we had also written off the remaining goodwill of $150,000 relating to the acquisition of Jane Doe International, LLC due to the litigation with the minority shareholder.

The following table displays the change in the gross carrying amount of goodwill by reporting units for the years ended December 31, 2003 and 2004. The reporting units below are one level below the reportable segments included in Note 16, "Operations by Geographic Areas". The reporting units Jane Doe, Tag Mex Inc. - Rocky Division and Tag Mex Inc. - Chazz & MGI Division were included within the United States geographical segment of Note 16. The reporting units Tarrant Mexico - Ajalpan and Tarrant Mexico - Famian were included in the Mexico geographical segment of Note 16 of the "Notes to the Consolidated Financial Statements."

                                                                     REPORTING UNITS
                                          ----------------------------------------------------------------------------
                                                                                            TAG MEX         FR TCL -
                                                            TARRANT         TARRANT         INC. -          CHAZZZ &
                                                            MEXICO -        MEXICO -         ROCKY            MGI
                              TOTAL         JANE DOE        AJALPAN          FAMIAN         DIVISION        DIVISION
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance as of
 January 1, 2003 ......   $ 28,064,019    $    150,338    $  2,739,378    $  9,069,922    $  7,521,536    $  8,582,845
Impairment losses .....    (19,504,521)       (150,338)     (2,739,378)     (9,093,269)     (7,521,536)           --
Foreign currency
 translations .........         23,347            --              --            23,347            --              --
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance as of
 December 31, 2003 ....      8,582,845            --              --              --              --         8,582,845
Activities for the year           --              --              --              --              --              --
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance as of
 December 31, 2004 ....   $  8,582,845    $       --      $       --      $       --      $       --      $  8,582,845
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

8.       DEBT

Debt consists of the following:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                     2003              2004
                                                 ------------      ------------

Short-term bank borrowings:
  Import trade bills payable - UPS, DBS
     Bank and Aurora Capital ...............     $  3,113,030      $  3,902,714
  Bank direct acceptances - UPS and DBS
     Bank ..................................       12,660,945        10,447,855
  Other Hong Kong credit facilities -
     UPS and DBS Bank ......................       11,375,363         3,600,588
  Other Mexican credit facilities ..........        2,143,985              --
                                                 ------------      ------------
                                                 $ 29,293,323      $ 17,951,157
                                                 ============      ============

Long-term debt:
  Vendor financing .........................     $  3,971,490      $    135,145
  Equipment financing ......................        3,710,355            78,038
  Term loan - UPS ..........................             --           5,000,000
  Debt facility - GMAC .....................       31,611,667        16,960,064
                                                 ------------      ------------
                                                   39,293,512        22,173,247
  Less current portion .....................      (38,705,240)      (19,628,701)
                                                 ------------      ------------
                                                 $    588,272      $  2,544,546
                                                 ============      ============

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 6.25% per annum at December 31, 2004. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On December 31, 2004, we amended the letter of credit facility with UPS to reduce the maximum amount of borrowings under the facility to $15 million and extend the expiration date of the facility to June 30, 2005. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of December 31, 2004, $12.6 million was outstanding under this facility with UPS (classified above as follows: $1.1 million in import trade bills payable; $9.8 million in bank direct acceptances and $1.7 million in other Hong Kong facilities) and an additional $1.3 million was available for future borrowings. In addition, $1.1 million of open letters of credit was outstanding as of December 31, 2004.

Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of December 31, 2004, $3.4 million was outstanding under this facility. In addition, $1.4 million of open letters of credit was outstanding as of December 31, 2004. In October 2004, a tax loan for HKD 7.725 million (equivalent to US $977,000) was also made available to our Hong Kong subsidiaries. As of December 31, 2004, $916,000 was outstanding under this loan.

As of December 31, 2004, the total balance outstanding under the DBS Bank credit facilities were $4.3 million (classified above as follows: $1.8 million in import trade payable; $.6 million in bank direct acceptances and $1.9 million in other Hong Kong facilities).

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of December 31, 2004, $1.0 million was outstanding under this facility (classified above under import trade bills payable) and $7.5 million of letters of credit were open under this arrangement. This letters of credits arrangement is charged a commission fee of 2.25% on all letters of credits issued.

OTHER MEXICAN CREDIT FACILITIES

Tarrant Mexico S. de R.L. de C.V., Famian division was indebted to Banco Nacional de Comercio Exterior SNC pursuant to a credit facility assumed by Tarrant Mexico following its merger with Grupo Famian. We paid off this loan in the third quarter of 2004.

VENDOR FINANCING

During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. Of this amount, $135,000 was outstanding as of December 31, 2004. All of the $135,000 was payable in U.S. dollars and the debt was paid off in February 2005. A portion of the debt was denominated in Euros. Unrealized transaction (loss) gain associated with the debt denominated in Euros totaled $(1.0) million, $(561,000) and $367,000 for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts were recorded in other income (expense) in the accompanying consolidated statements of operations.

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

We also had an equipment loan of $5.2 million from Bank of America Leasing ("BOA"). In October 2003, we paid off the BOA facility in its entirety.

We also had two equipment loans outstanding at December 31, 2004 totaling $78,000 bearing interest at 6% payable in installments through 2009.

TERM LOAN - UPS

On December 31, 2004, our Hong Kong subsidiaries also entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. Under the loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of December 31, 2004, we were in compliance with the covenants. The obligations under the loan agreement are collateralized by the same security interests and guarantees as the letter of credit facility.

Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez of 4.6 million shares of our common stock to secure the obligations.

DEBT FACILITY- GMAC

We were previously party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Credit, LLC ("GMAC"). This Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and was scheduled to mature on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which was being repaid in monthly installments of $687,500. The Debt Facility provided for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and was collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. In May 2004, the maximum facility amount was reduced to $45 million in total and we established new financial covenants with GMAC for the fiscal year of 2004.

On October 1, 2004, we amended and restated the Debt Facility dated January 21, 2000 by and among us, our subsidiaries, TagMex, Inc. Fashion Resource (TCL) Inc and United Apparel Ventures, LLC and GMAC. The amended and restated agreement (the Factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary, PBG7, LLC. entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from the Tarrant Parties' sale of merchandise or rendition of service created on a going forward basis. At Tarrant's request, GMAC, in its discretion, may make advances to Tarrant Parties up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) forty million dollars, minus in each case, any amount owed to GMAC by any Tarrant Party. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of (a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) five million minus in each case, any amounts owed to GMAC by PBG7. Under both factoring agreement, any amounts, which GMAC advances in excess of the purchase price of the relevant accounts, are considered to be loans and are chargeable to the Tarrant Parties' or PBG7's when paid. Each of the parties only become obligated to GMAC for a direct financial obligation in the event that GMAC makes and advance in excess of the purchase price of the relevant accounts, and any such obligations are payable on demand. This facility bears interest at 6% per annum at December 31, 2004. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. As of December 31, 2004 we were in compliance with the new tangible net worth and capital expense covenants. A total of $17.0 million was outstanding under the GMAC facility at December 31, 2004.

The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

Annual maturities for the long-term debt, convertible debentures and capital lease obligations are $19,628,701 (2005), $2,512,726 (2006), $10,013,512 (2007),
$14,345 (2008), and $3,963 (2009). The effective interest rate on short-term bank borrowing as of December 31, 2002, 2003 and 2004 were 4.1%, 5.3% and 5.7%, respectively.

GUARANTEES

Guarantees have been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We have not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-It in order to ensure our production in a timely manner. If Tag-It ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-It for purchases made on our behalf. We have not had to perform under these guarantees since inception. It is not predictable to estimate the fair value of the guarantee; however, we do not anticipate that we will incur losses as a result of these guarantees. As of December 31, 2004, Tag-It Pacific Inc. had approximately $205,000 due to RVL Inc. and $18,000 due to Universal Fasteners.

9.       CONVERTIBLE DEBENTURES AND WARRANTS

On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures ("Debentures") and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors may convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bear interest at a rate of 6% per annum and have a term of three years. We may elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The closing market price of our common stock on the closing date of the financing was $1.96. The convertible debenture was thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 is being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets.

The Debentures contain customary events of default and permit the holders thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. Additionally, upon a holder's election to accelerate payment, we are obligated to pay 120% of the principal amount of the Debenture plus all accrued and unpaid interest thereon, or, in the absence of certain conditions, the greater of the preceding amount and the amount such holder would receive had such holder converted the Debenture and sold the underlying shares at the then current market price. The Debentures are secured by a subordinated lien on certain of our accounts receivable and related assets.

The placement agent in the financing, for its services was paid $620,000 in cash and issued five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The 200,000 warrants were valued at $138,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The $620,000 financing cost paid to the placement agent and the value of the 200,000 warrants of $138,000 are included in the deferred financing cost, net on our accompanying balance sheets and are amortized over the life of the loan.

10.      INCOME TAXES

The provision (credit) for domestic and foreign income taxes is as follows:

                                            YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                  2002               2003               2004
                              -----------        -----------        -----------
Current:
  Federal .............       $  (307,684)       $ 2,400,000        $ 1,000,000
  State ...............           293,055           (241,948)             8,511
  Foreign .............         1,162,798          2,106,199          1,400,953
                              -----------        -----------        -----------

                                1,148,169          4,264,251          2,409,464
Deferred:
  Federal .............              --                 --                 --
  State ...............              --                 --                 --
  Foreign .............           (97,151)          (132,622)           (61,345)
                              -----------        -----------        -----------
                                  (97,151)          (132,622)           (61,345)
                              -----------        -----------        -----------

    Total .............       $ 1,051,018        $ 4,131,629        $ 2,348,119
                              ===========        ===========        ===========


The source of loss before the provision for taxes and cumulative effect of accounting change is as follows:

                                           YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                 2002               2003               2004
                            -------------      -------------      -------------

Federal ...............     $ (11,061,937)     $ (18,609,818)     $ (14,271,441)
Foreign ...............        10,898,918        (13,143,213)       (88,057,111)
                            -------------      -------------      -------------

         Total ........     $    (163,019)     $ (31,753,031)     $(102,328,552)
                            =============      =============      =============


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

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (benefit) on income is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2002            2003            2004
                                                ------------    ------------    ------------
Income tax (benefit) based on federal
   statutory rate ...........................   $ (1,761,992)   $(11,113,561)   $(35,814,993)
State income taxes, net of federal benefit ..        190,486        (157,266)          5,532
Effect of foreign income taxes ..............      1,162,798       2,862,550       2,749,376
Nondeductible goodwill impairment ...........           --         4,141,426            --
Nondeductible impairment of long-lived assets           --              --        30,463,663
Increase in tax reserve .....................           --         2,400,000       1,000,000
Increase in valuation allowance
   and other ................................      1,459,726       5,998,480       3,944,541
                                                ------------    ------------    ------------

                                                $  1,051,018    $  4,131,629    $  2,348,119
                                                ============    ============    ============

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2003            2004
                                                   ------------    ------------

Deferred tax assets:
   Provision for doubtful accounts and
      unissued credits .........................   $  1,149,051    $    433,261
   Provision for other reserves ................      2,711,566       1,533,620
   Domestic and foreign loss carry forwards
      and foreign tax credits ..................      2,050,179       9,789,485
   Deferred compensation and benefits ..........        197,486               0
   Goodwill impairment .........................      4,422,837       2,719,294
                                                   ------------    ------------
      Total deferred tax assets ................     10,531,119      14,475,660

Deferred tax liabilities:
   Other .......................................       (275,129)       (213,784)
                                                   ------------    ------------
                                                       (275,129)       (213,784)
Valuation allowance for deferred tax assets ....    (10,531,119)    (14,475,660)
                                                   ------------    ------------

Net deferred tax liabilities ...................   $   (275,129)   $   (213,784)
                                                   ============    ============



At December 31, 2004, we have $18.8 million of federal net operating loss carryforwards expiring in 2029. We also have foreign tax credits carryforwards totaling $824,000 that do not expire.

In January 2004, the Internal Revenue Service ("IRS") completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. The proposed adjustments to our 2002 federal income tax return would not result in additional tax due for that year due to the tax loss reported in the 2002 federal return. However, it could reduce the amount of net operating losses available to offset taxes due from the preceding tax years. This adjustment would also result in additional state taxes and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the Consolidated Financial Statements under the caption "Income Taxes". The maximum amount of loss in excess of the amount accrued in the financial statements is $12.6 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

11.      COMMITMENTS AND CONTINGENCIES

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

2005................................................      $   267,106
2006................................................          181,642
2007................................................          118,516
2008................................................               --
2009................................................               --
Thereafter..........................................               --
                                                          -----------

      Total future minimum lease payments...........      $   567,264
                                                          ===========

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $3,166,000, $3,101,000 and $2,128,000 for 2002, 2003 and 2004, respectively.

We had open letters of credit of $15,458,000, $5,976,000 and $9,987,000 as of December 31, 2002, 2003 and 2004, respectively.

We have two employment contracts dated January 1, 1998 with two executives providing for base compensation and other incentives. On April 1, 2004, we amended each of these contracts to extend the term through March 31, 2006, and to provide one contract for base salary per annum of $500,000 for the period from April 1, 2003 to March 31, 2006, and the other contract for base salary per annum of $50,000 from April 1, 2003 to March 31, 2006. Additionally, we agreed to pay each of these executives an annual bonus (the "Annual Bonus") for fiscal years ended December 31, 2003, 2004 and 2005 in an amount, if any, equal to ten percent (10%) of the amount by which our actual pre-tax income for such fiscal year exceeds the amount of projected pre-tax income set forth in our annual budget for the same fiscal year as approved by our Board of Directors. No bonuses were paid to these executives for the fiscal year ended December 31, 2003 and 2004.

On October 17, 2004, Private Brands, Inc, our wholly owned subsidiary, entered into a term sheet exclusive licensing agreement with J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel in missy, juniors and large sizes. This agreement is a three-year contract, and providing compliance with all terms of the license, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement also provides payment of sales royalty and advertising royalty at the rate of 8% and 3%, respectively, based on net sales; the total commitment on royalties over the term is $8.3 million. As of December 31, 2004, we have advanced $2.2 million as payment for the first year's minimum royalties.

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. At December 31, 2004, the total commitment on royalties remaining on the term was $9.6 million.

On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif was a stockholder at the time of transaction. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates managed the operation of our remaining facilities in Mexico in exchange for use of the remaining facilities. The term of the management services agreement was also for a period of 6 years. Additionally, we agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. See Note 15 of the "Notes to Consolidated
Financial Statements." Using current market prices, the purchase commitment would be approximately $18 million per year.

In connection with the restructuring of our Mexican operations, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who have picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we have defended our position to our customers, some of our larger customers for Mexico-produced jeans wear have been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence of these actions, we experienced a significant decline in revenue of approximately $75 million from sales of Mexico-produced merchandise in 2004 as compared to 2003.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced an existing purchase commitment agreement with Mr. Nacif's affiliates. In August 2004, upon entering into an Agreement for Purchase of Assets, Mr. Nacif's affiliates agreed to suspend our fabric purchase obligations under the existing purchase commitment, and we agreed to suspend the affiliates of Mr. Nacif's lease payment obligations under the lease agreements pursuant to which Mr. Nacif's affiliates operated our manufacturing facilities in Mexico. See Note 15 of the "Notes to Consolidated Financial Statements."

We are involved from time to time in routine legal matters incidental to our business. In our opinion, resolution of such matters will not have a material effect on our financial position or results of operations.

12.      EQUITY

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

Our Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 5,100,000 shares (as adjusted for a stock split effective May 1998) of our common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant. The Plan was also amended to expand the types of awards, which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits. At December 31, 2004, the Plan has 2,918,038 options available for future grant.

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

A summary of our stock option activity, and related information is as follows:

                                  2002                   2003                   2004
                          ---------------------  ---------------------  ---------------------
                                       WEIGHTED               WEIGHTED               WEIGHTED
                                       AVERAGE                AVERAGE                AVERAGE
                                       EXERCISE               EXERCISE               EXERCISE
                           OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                          ---------    --------  ---------    --------  ---------    -------
Options outstanding at
   beginning of year .    3,520,737    $11.90    6,376,487    $ 8.89    8,926,087    $7.13
      Granted ........    3,004,000      5.50    3,288,100      3.67       83,000     3.04
      Exercised ......       (5,500)     4.39         --        --           --       --
      Forfeited ......     (142,750)    12.14     (738,500)     6.91     (677,125)    5.43
                          ---------              ---------              ---------

Outstanding at end of
   year ..............    6,376,487    $ 8.89    8,926,087    $ 7.13    8,331,962    $7.22
                          =========              =========              =========

Exercisable at end of
   year ..............    3,535,487    $11.35    4,028,487    $10.56    5,251,250    $9.04
Weighted average per
   option fair value
   of options granted
   during the year ...                 $ 2.89                 $ 1.92                 $1.36


The following table summarizes information about stock options outstanding at December 31, 2004:

                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                  ------------------------------------   -----------------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED                  WEIGHTED
                                 REMAINING    AVERAGE                   AVERAGE
                     NUMBER     CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
 EXERCISE PRICE   OUTSTANDING      LIFE        PRICE     EXERCISABLE     PRICE
--------------------------------------------------------------------------------
$ 1.39 - $ 3.60      374,350        9.0      $  3.41         86,138    $  3.53
$ 3.65 - $ 3.68    2,255,000        8.4         3.65        625,000       3.65
$ 3.94 - $ 5.09      896,612        7.5         4.37        441,612       4.82
$ 5.50             2,754,000        7.3         5.50      2,002,000       5.50
$ 5.55 - $ 9.97      474,500        3.5         7.02        444,000       7.09
$13.50 - $15.50    1,011,000        3.7        13.51      1,011,000      13.51
$18.44 - $18.50       23,000        3.7        18.50         23,000      18.50
$25.00               500,000        4.3        25.00        500,000      25.00
$33.13 - $39.97       41,500        4.2        39.31         41,500      39.31
$45.50                 2,000        4.3        45.50          2,000      45.50
                  ----------                             ----------

$ 1.39 - $45.50    8,331,962        6.8      $  7.22      5,176,250    $  9.11
                  ==========                             ==========


13.      EQUITY TRANSACTIONS

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

In  October  2003,  we sold an  aggregate  of  881,732  shares  of the  Series A
Convertible Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31 million, after payment of commissions and expenses. We used the proceeds of this offering to pay down vendors and reduce debts. The preferred stock was converted into an aggregate of 8,817,320 shares of common stock following a special meeting of shareholders held on December 4, 2003 in accordance with the original conversion terms. We have registered the shares of common stock issued upon conversion of the Series A Preferred Stock with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, we issued a warrant to purchase 881,732 shares of common stock to the placement agent. The warrants are exercisable beginning April 17, 2004 through October 17, 2008 and have a per share exercise price of $4.65. Warrants were valued using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.51; and an expected life of four years.

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

14.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                        2002             2003            2004
                                    -----------      -----------     -----------

Cash paid for interest ........     $ 2,361,000      $ 2,856,000     $ 1,796,000
                                    ===========      ===========     ===========

Cash paid (refunded) for
   income taxes ...............     $(5,086,000)     $   378,000     $ 1,196,000
                                    ===========      ===========     ===========

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

In 1999, we acquired Industrial Exportadora Famian from the Haddad family. In accordance with the acquisition agreement, we had to pay certain amount of earnouts to the vendors annually. As of October 31, 2003, total earnouts accrued but not paid amounted to about $2.5 million. In November 2003, we entered into an agreement with the Haddad family to satisfy the amount owed by issuing to four family members a total of 200,000 shares of common stock, with a fair value of $788,000. In addition, we gave them 400,000 yards of our stock fabric, 100,000 pairs of pants, and a fleet of old vehicles, with an aggregate book value of approximately $1.5 million. Included in other income was a gain of $236,000 resulting from this settlement in 2003.

In 2003, we reduced a shareholder receivable for $722,000 from Mr. Kamel Nacif against vendor payables owed to entities controlled by Mr. Nacif.

In 2004, as consideration for the sale of our assets and real property in Mexico, we received $45.4 million of notes receivable. See Note 5 of "Notes to Consolidated Financial Statements."

On December 14, 2004, we completed a $10 million financing through the issuance of 6% Secured Convertible Debentures ("Debentures"), we issued warrants to purchase up to 1,250,000 shares of our common stock. The warrants were valued at $866,000 using the Black-Scholes option valuation model. The placement agent in the financing, for its services were paid $620,000 in cash and issued five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The 200,000 warrants were valued at $138,000 using the Black-Scholes option valuation model.

15.      RELATED-PARTY TRANSACTIONS

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2002           2003           2004
                                       -----------    -----------    -----------

Sales to related parties ..........    $ 4,864,000    $22,296,000    $ 3,598,000
Purchases from related parties ....    $76,231,000    $72,329,000    $17,875,000

As of December 31, 2003 and 2004, related party affiliates were indebted to us in the amounts of $22.9 million and $13.1 million, respectively. These include amounts due from our shareholders of $4.8 million and $2.5 million at December 31, 2003 and 2004, respectively, which have been shown as reductions to shareholders' equity in the accompanying financial statements. Total interest paid by related party affiliates, the Chairman and the Vice Chairman were $374,000 and $370,000 for the years ended December 31, 2003 and 2004, respectively.

From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. The greatest outstanding balance of such advances to Mr. Guez during 2004 was approximately $4,796,000. At December 31, 2003, the entire balance due from Mr. Guez totaling $4.8 million was reflected as a reduction of shareholders' equity. In January and February of 2005, Mr. Guez repaid

$2.3 million of this indebtedness. As a result, $2.3 million was reclassified to a short-term asset and included in due from related parties in the accompanying consolidated balance sheet as of December 31, 2004. The remaining balance of $2,466,000 is payable on demand and had been shown as reductions to shareholders' equity as of December 31, 2004. There were no outstanding advances from or borrowing to Mr. Kay during 2004. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $374,000 and $370,000 for the years ended December 31, 2003 and 2004, respectively. Mr. Guez paid expenses on our behalf of approximately $456,000 and $400,000 for the years ended December 31, 2003 and 2004, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

In February 2004, our Hong Kong subsidiary entered into a 50/50 joint venture with Auto Enterprises Limited, an unrelated third party, to source products for Seven Licensing Company, LLC and our Private Brands subsidiary in mainland China. On May 31, 2004, after realizing an accumulated loss from the venture of approximately $200,000 (our share being half), we sold our interest for $1 to Asia Trading Limited, a company owned by Jacqueline Rose, wife of Gerard Guez. The venture owed us $221,000 as of December 31, 2004.

On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, our Chairman, called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. UAV makes purchases from two related parties in Mexico, an affiliate of Azteca and Tag-It Pacific, Inc.

Since June 2003, United Apparel Venture, LLC has been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by
Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven Licensing during the years ended December 31, 2003 and 2004 were $8.1 million and $2.6 million, respectively. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $23.9 million, $16.8 million and $1.0 million of trim inventory from Tag-It for the years ended December 31, 2002, 2003 and 2004, respectively. We also sold to Tag-It $1.5 million from our trim and fabric inventory for the year ended December 31, 2003. We purchased $37.0 million, $37.1 million and $11.5 million of finished goods and service from Azteca and its affiliates for the years ended December 31, 2002, 2003 and 2004, respectively. Azteca is owned by the brothers of our Chairman, Gerard Guez, and is the minority member of our subsidiary, United Apparel Ventures, LLC. Our total sales of fabric and service to Azteca in 2002, 2003 and 2004 were $2.9 million, $9.9 million and $1.0 million, respectively. Two and one half percent of gross sales as management fees were paid in 2002, 2003 and 2004 to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $2.0 million, $1.7 million and $179,000 in 2002, 2003 and 2004, respectively. Net amounts due from these related parties as of December 31, 2003 and 2004 were $17.5 million and $7.8 million, respectively.

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

On December 31, 2002, we acquired certain assets of this twill mill located in Puebla, Mexico from Tex Transas, S.A. de C.V. ("Tex Transas") and Inmobiliaria Cuadros, S.A. de C.V. ("Cuadros"), both of which were affiliated with Kamel Nacif. The price paid for the asset acquisition consisted of 100,000 shares (the Shares) of our Series A Preferred Stock valued at $8.8 million, a 25% equity stake in Tarrant's wholly-owned subsidiary, Tarrant Mexico S. de R.L. de C.V., the cancellation of approximately $56.9 million of certain notes and accounts receivables due from the sellers and their affiliates and a cash payment of $500 resulting in a total purchase price of $87.4 million. The acquisition of the twill mill had been accounted for as the acquisition of a discrete operating asset. Therefore no amounts were recorded as goodwill, but were allocated to either the assets acquired or the consideration paid based on independent valuations received by us. As discussed in Note 7 of the "Notes to Consolidated Financial Statements," we ceased operating our facilities in Mexico and leased these assets back to affiliates of Mr. Kamel Nacif.

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

Trans Textil, an entity controlled by Mr. Nacif and his family members, was initially commissioned by us to construct and develop the plant in December 1998. Subsequent to completion, Trans Textil purchased and/or leased the plant's manufacturing equipment from us and entered into a production agreement that gave us the first right to all production capacity of the plant. This production agreement included the option for us to purchase the facility and discontinue the production agreement with Trans Textil through September 30, 2002. We exercised the option and acquired the plant as described above. We purchased $12.3 million, $14.9 million and $0 million of fabric from Trans Textil in 2002, 2003 and 2004, respectively. We sold $2.0 million, $2.6 million and $0 million of fabric to Trans Textil in 2002, 2003 and 2004, respectively.

On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif was a shareholder at the time of the transaction. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates managed the operation of our remaining facilities in Mexico. The term of the management services agreement was also for a period of 6 years. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. See Note 11 "Commitments and Contingencies", of the "Notes to Consolidated Financial Statements." Using current market prices, the purchase commitment would be approximately $18 million per year. We had to pay $1 for each yard of fabric that we fail to purchase under the agreement. We purchased $3.6 million and $5.3 million of fabric from Acabados y Terminados under this agreement in 2003 and 2004. Net amount due from these related parties as of December 31, 2004 was $183,000.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced an existing purchase commitment agreement with Mr. Nacif's affiliates.

We were indebted to Mr. Kamel Nacif and his affiliates in the amount of $5.4 million and $0 as of December 31, 2003 and December 31, 2004, respectively.

Under lease agreements we entered into between two entities, GET and Lynx International Limited., owned by our Chairman and Vice Chairman, we paid $1,330,000 in rent annually in 2002, 2003 and 2004 for office and warehouse facilities. We currently lease both facilities on a month-to-month basis.

We reimbursed Mr. Guez, our Chairman, for fuel and related expenses incurred by 477 Aviation LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes.

At December 31, 2003 and 2004, we had various employees receivable totaling $450,000 and $403,000, respectively, included in due from related parties.

We entered into lease agreements with the former owners of Industrial Exportadora Famian and our former employees. Under theses leases, we paid $843,000 and $943,000 in 2002 and 2003, respectively, for rent for sewing and washing facilities in Tehuacan, Mexico. All these lease agreements were cancelled in November 2003.

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. The investment in American Rag Cie, LLC totaling $1.9 million at December 31, 2004 was accounted for under the equity method and included in equity method of investment on the accompanying consolidated balance sheets.

We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

16.      OPERATIONS BY GEOGRAPHIC AREAS

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

                                                                                    ADJUSTMENTS
                                                                                        AND
                               UNITED STATES          ASIA            MEXICO        ELIMINATIONS          TOTAL
                               -------------     -------------    --------------    -------------    --------------
2002
----
Sales......................    $ 332,877,000     $   3,943,000    $   10,571,000    $          --    $  347,391,000
Inter-company sales........       14,474,000        90,830,000        82,531,000     (187,835,000)               --
                               -------------     -------------    --------------    -------------    --------------
Total revenue..............    $ 347,351,000     $  94,773,000    $   93,102,000    $(187,835,000)   $  347,391,000
                               =============     =============    ==============    =============    ==============

Income (loss) from operations  $   6,916,000     $   4,950,000    $   (7,396,000)   $          --    $    4,470,000
                               =============     =============    ==============    =============    ==============
Interest income............    $     287,000     $   4,453,000    $        8,000    $          --    $    4,748,000
                               =============     =============    ==============    =============    ==============
Interest expense...........    $   5,160,000     $          --    $      284,000    $          --    $    5,444,000
                               =============     =============    ==============    =============    ==============
Provision for depreciation
 and amortization..........    $   1,231,000     $     452,000    $    8,447,000    $          --    $   10,130,000
                               =============     =============    ==============    =============    ==============
Capital expenditures.......    $     367,000     $      34,000    $    2,584,000    $          --    $    2,985,000
                               =============     =============    ==============    =============    ==============

Total assets...............    $ 165,036,000     $ 107,266,000    $  292,113,000    $(247,971,000)   $  316,444,000
                               =============     =============    ==============    ===============  ==============

2003
----
Sales......................    $ 291,993,000     $   7,359,000    $   21,071,000    $          --    $  320,423,000
Inter-company sales........       33,441,000       112,481,000        75,716,000     (221,638,000)               --
                               -------------     -------------    --------------    -------------    --------------
Total revenue..............    $ 325,434,000     $ 119,840,000    $   96,787,000    $(221,638,000)   $  320,423,000
                               =============     =============    ==============    =============    ==============

Income (loss) from operations  $ (10,835,000)    $   7,556,000    $  (30,116,000)   $          --    $  (33,395,000)
                               =============     =============    ==============    =============    ==============
Interest income............    $     419,000     $          --    $        6,000    $          --    $      425,000
                               =============     ==============   ==============    =============    ==============
Interest expense...........    $   5,215,000     $      41,000    $      347,000    $          --    $    5,603,000
                               =============     =============    ==============    =============    ==============
Provision for depreciation
 and amortization..........    $   1,547,000     $     261,000    $   14,290,000    $          --    $   16,098,000
                               =============     =============    ==============    =============    ==============
Capital expenditures.......    $      94,000     $      84,000    $      190,000    $          --    $      368,000
                               =============     =============    ==============    =============    ==============

Total assets...............    $ 128,058,000     $ 117,783,000    $  201,050,000    $(193,786,000)   $  253,105,000
                               =============     =============    ==============    =============    ==============

2004
----
Sales......................    $ 149,568,000     $   1,838,000    $    4,047,000    $          --    $  155,453,000
Inter-company sales........               --        80,420,000         7,453,000      (87,873,000)               --
                               --------------    -------------    --------------    -------------    --------------
Total revenue..............    $ 149,568,000     $  82,258,000    $   11,500,000    $ (87,873,000)   $  155,453,000
                               =============     =============    ==============    =============    ==============

Income (loss) from operations  $ (12,659,000)    $   3,663,000    $  (89,400,000)   $ (22,786,000)   $(121,182,000)
                               =============     =============    ==============    ==============   =============
Interest income............    $     378,000     $          --    $           --    $          --    $      378,000
                               ==============    =============    ==============    =============    ==============
Interest expense...........    $   2,764,000     $      55,000    $      38,0000    $          --    $    2,857,000
                               =============     =============    ==============    =============    ==============
Provision for depreciation
 and amortization..........    $   1,283,000     $     219,000    $    6,836,000    $          --    $    8,338,000
                               =============     =============    ==============    =============    ==============
Capital expenditures.......    $      48,000     $      64,000    $           --    $          --    $      112,000
                               =============     =============    ==============    =============    ==============

Total assets...............    $ 113,046,000     $ 121,007,000    $   31,603,000    $(133,845,000)   $  131,811,000
                               =============     =============    ==============    =============    ==============

17.      EMPLOYEE BENEFIT PLANS

On August 1, 1992, Tarrant Hong Kong established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant Hong Kong. Participants may contribute up to 5% of their salary to the plan. We make annual matching contributions. Costs of the plan charged to operations for 2002, 2003 and 2004 amounted to approximately $149,000, $157,000 and $131,000, respectively.

On July 1, 1994, we established a defined contribution retirement plan covering all of our U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of ours. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. Our contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, we may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 2002, 2003 and 2004 amounted to approximately $249,000, $256,000 and $226,000, respectively.

On December 27, 1995, we established a deferred compensation plan for executive officers. Participants may contribute a specific portion of their salary to such plan. We do not contribute to the Plan.

18.      OTHER INCOME AND EXPENSE

Other income and expense consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------

                                               2002         2003         2004
                                            ----------   ----------   ----------

Rental income ...........................   $  495,754   $3,957,365   $5,854,698
Unrealized gain on foreign currency .....         --           --        367,262
Realized gain on foreign currency .......    1,123,076      304,060         --
Unrealized gain on investment ...........         --           --        769,706
Royalty income ..........................       62,166         --           --
Gain on legal settlement ................      473,041      235,785         --
Other items .............................      493,938      287,269      144,677
                                            ----------   ----------   ----------
Total other income ......................   $2,647,975   $4,784,479   $7,136,343
                                            ==========   ==========   ==========

Royalty expense .........................   $  655,691   $  242,426   $  604,888
Unrealized loss on foreign currency .....    1,014,696      560,602         --
Realized loss on foreign currency .......         --           --        511,586
Loss on sale of fixed assets ............         --        593,626         --
Other items .............................      333,686       28,692       17,671
                                            ----------   ----------   ----------
Total other expense .....................   $2,004,073   $1,425,346   $1,134,145
                                            ==========   ==========   ==========

19.      LEGAL PROCEEDINGS

1. PATRICK BENSIMON

On April 12, 2000, we formed a company, Jane Doe International, LLC ("JDI"). This company was formed for the purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI was owned 51% by Fashion Resource (TCL), Inc., our subsidiary, and 49% by Needletex, Inc. In connection with the establishment of JDI, JDI entered into an employment agreement with Patrick Bensimon, the principal shareholder of Needletex, Inc., which provided for the payment of a salary to Patrick Bensimon and a bonus tied to the new company's sales performance.

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

On April 7, 2003, the arbitration panel issued a final award in favor of Patrick Bensimon of $1,425,655 for salary and bonus, plus interest accrued and his costs and attorneys fees in the amount of $489,640. We had a total of $1.6 million reserve for litigation as of December 31, 2002. In January 2004, we settled the employment litigation with Patrick Bensimon for $1.2 million in cash and forgiveness of approximately $859,000 in debts owed by Needletex Inc. As part of the settlement, we received the remaining 49% interest in JDI. We also settled with our insurance carrier for a cash payment of $330,000. An additional expense of approximately $379,000 was made in the fourth quarter of 2003 to cover the forgiveness of debts.

2. NICOLAS NUNEZ

In March 2005, we reached a settlement of a dispute involving a former employee named Nicolas Nunez. Mr. Nunez was employed by us pursuant to a written employment agreement until he was terminated in or about November 2000. In connection to this employment, we agreed to acquire Nunez' company by merger. Mr. Nunez claimed to be entitled to shares of our common stock up to a value of $500,000 assuming we did not otherwise have valid defenses to such claims. In connection with the settlement, we agreed to compensate Mr. Nunez in the total amount of $875,000, by paying him $500,000 cash, payable in April 2005, and the balance of $375,000 in our common stock (195,313 shares based on the fair value of our common stock at March 24, 2005.) The full amount of $875,000 has been accrued and included in accrued liabilities in the accompanying balance sheet at December 31, 2004. All parties to both proceedings have agreed to exchange full mutual releases of any and all claims, known or unknown, and will dismiss both proceedings with prejudice, without admitting any liability.

3. MR. BENJAMIN DOMINGUEZ GONZALEZ

On December 10, 2004 and December 14, 2004, Mr. Benjamin Dominguez Gonzalez brought suits against our Mexico Subsidiary, Tarrant Mexico, S. de R.L. de C.V., in Puebla, Puebla, Mexico: (a) "Juicio Ejecutivo Mercantil 887/2004, Juzgado Dicimo de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V."; and (b) "Juicio Ejecutivo Mercantil 889/2004, Juzgado Noveno de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V.", for the non-payment of approximately $14 million in principal amount and accrued interest on two promissory notes, which Mr. Gonzalez asserts were issued by Tarrant Mexico. The amounts Mr. Gonzalez claimed were due and owing under the notes previously had been paid in full. In April 2005, Mr. Gonzalez agreed to dismiss his claims, which agreement has been submitted to and is pending final approval of the court.

20.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                  QUARTER ENDED
                                   --------------------------------------------
                                    MAR. 31     JUN. 30     SEP. 30     DEC. 31
                                   --------    --------    --------    --------
                                       (in thousands, except per share data)
2003
----
Net sales ......................   $ 78,736    $ 78,194    $ 96,458    $ 67,035
Gross profit ...................      8,802        (432)     11,514      12,094
Operating income (loss) ........     (1,310)    (34,367)      1,448         834
Net income (loss) ..............   $ (3,879)   $(32,571)   $    138    $    427
Net income (loss) per common
  share:
   Basic .......................   $  (0.24)   $  (1.94)   $   0.01    $   0.02
   Diluted .....................   $  (0.24)   $  (1.94)   $   0.01    $   0.02

Weighted average shares
  outstanding:
   Basic .......................     15,837      16,832      18,765      21,426
   Diluted .....................     15,837      16,832      18,767      26,250


2004
----
Net sales ......................   $ 42,155    $ 38,489    $ 38,102    $ 36,707
Gross profit ...................      7,500       5,266       4,135       4,060
Operating loss .................     (5,921)    (84,393)     (3,442)    (27,426)
Net loss .......................   $ (2,974)   $(68,567)   $ (4,019)   $(29,117)
Net loss per common share:
   Basic .......................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
   Diluted .....................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
Weighted average shares
  outstanding:
   Basic .......................     28,485      28,649      28,815      28,815
   Diluted .....................     28,485      28,649      28,815      28,815

21.      SUBSEQUENT EVENTS

On February 14, 2005, we borrowed $5 million from Max Azria, which amount bears interest at the rate of 4% per annum and is payable in weekly installments of $250,000 beginning on February 28, 2005 and continuing each Monday until July 11, 2005. This is an unsecured loan.

On January 3, 2005, Private Brands, Inc, our wholly owned subsidiary, entered into a term sheet exclusive licensing agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement is a three-year contract, and providing compliance with all terms of the license, is renewable for one additional three-year term. Minimum net sales are $10 million in year 1, $20 million in year 2 and $30 million in year 3. The agreement also provides payment of royalty at the rate of 8% on net sales and 3% on net sales for marketing fund commitments. As of March 30, 2005, we have advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment.

                                   SCHEDULE II

                              TARRANT APPAREL GROUP

                        VALUATION AND QUALIFYING ACCOUNTS


                                                          ADDITIONS     ADDITIONS
                                           BALANCE AT     CHARGED TO     CHARGED                       BALANCE
                                            BEGINNING     COSTS AND      TO OTHER                      AT END
                                             OF YEAR      EXPENSES       ACCOUNTS     DEDUCTIONS       OF YEAR
                                           -----------   -----------   ------------   -----------    -----------
For the year ended December 31, 2002
  Allowance for returns and discounts...   $ 2,681,601   $   453,167   $       --     $      --      $ 3,134,768
  Allowance for bad debt ...............   $ 3,484,647   $      --     $       --     $(2,302,794)   $ 1,181,853
                                           ===========   ===========   ============   ===========    ===========

For the year ended December 31, 2003
  Allowance for returns and discounts...   $ 3,134,768   $      --     $       --     $  (324,387)   $ 2,810,381
  Allowance for bad debt ...............   $ 1,181,853   $   234,149   $       --     $      --      $ 1,416,002
    Inventory reserve ..................   $      --     $10,986,153   $       --     $      --      $10,986,153
                                           ===========   ===========   ============   ===========    ===========

For the year ended December 31, 2004
  Allowance for returns and discounts ..   $ 2,810,381   $   738,326   $       --     $(2,485,386)   $ 1,063,321
  Allowance for bad debt ...............   $ 1,416,002   $   476,016   $       --     $  (517,474)   $ 1,374,544
    Inventory reserve ..................   $10,986,153   $      --     $       --     $(9,869,491)   $ 1,116,662
                                           ===========   ===========   ============   ===========    ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TARRANT APPAREL GROUP

                                     By:          /S/ GERARD GUEZ
                                           ------------------------------------
                                                    Gerard Guez
                                               Chairman of the Board

                                POWER OF ATTORNEY

         The undersigned directors and officers of Tarrant Apparel Group do hereby constitute and appoint Barry Aved and Corazon Reyes, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                         DATE
         ---------                       -----                         ----

     /S/ GERARD GUEZ           Chairman of the Board              April 15, 2005
--------------------------        of Directors
       Gerard Guez

      /S/ TODD KAY             Vice Chairman of the Board         April 15, 2005
--------------------------        of Directors
        Todd Kay

     /S/ BARRY AVED            Chief Executive Officer            April 15, 2005
--------------------------        and Director (Principal
       Barry Aved                 Executive Officer)

    /S/ CORAZON REYES          Chief Financial Officer,           April 15, 2005
--------------------------        Treasurer and Director
      Corazon Reyes               (Principal Financial and
                                  Accounting Officer)

   /S/ MILTON KOFFMAN          Director                           April 15, 2005
--------------------------
     Milton Koffman

  /S/ STEPHANE FAROUZE         Director                           April 15, 2005
--------------------------
    Stephane Farouze

   /S/ MITCHELL SIMBAL         Director                           April 15, 2005
--------------------------
     Mitchell Simbal

   /S/ JOSEPH MIZRACHI         Director                           April 15, 2005
--------------------------
     Joseph Mizrachi

    /S/ SIMON MANI             Director                           April 15, 2005
--------------------------
       Simon Mani

                              TARRANT APPAREL GROUP

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------------  ------------------------------------------------------------------

3.1           Restated Articles of Incorporation.  (1)

3.1.1         Certificate  of Amendment of Restated  Articles of  Incorporation.
              (9)

3.1.2         Certificate  of Amendment of Restated  Articles of  Incorporation.
              (9)

3.1.3         Certificate  of Amendment of Restated  Articles of  Incorporation.
              (17)

3.2           Restated Bylaws. (1)

4.1           Specimen of Common Stock Certificate. (2)

4.2 Rights Agreement dated as of November 21, 2003, between Tarrant Apparel Group and Computershare Trust Company, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively. (16)

4.3           Certificate   of   Determination   of   Preferences,   Rights  and
              Limitations of Series B Preferred Stock. (18)

4.4           Form of 6% Secured Convertible Debenture.  (25)

10.1          Tarrant Apparel Group Employee Incentive Plan.* (22)

10.2 Tenancy Agreement dated July 15, 1994 between Lynx International Limited and Tarrant Company Limited as amended by that certain Supplementary Tenancy Agreement dated December 30, 1994 and that certain Second Supplementary Tenancy Agreement dated December 31, 1994. (1)

10.3 Services Agreement dated as of October 1, 1994, by and between the Company and Lynx International Limited. (1)

10.4 Indemnification Agreement dated as of March 14, 1995, by and among Tarrant Apparel Group, Gerard Guez and Todd Kay. (2)

10.5 Employment Agreement effective January 1, 1998, by and between Tarrant Apparel Group and Gerard Guez.* (4)

10.5.1 First amendment to Employment Agreement dated as of January 10, 2000 by and between Gerard Guez and Tarrant Apparel Group.* (8)

10.5.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Gerard Guez.* (12)

10.5.3 Third Amendment to Employment Agreement, effective as of April 1, 2004, between Tarrant Apparel Group and Gerard Guez.* (23)

10.6 Employment Agreement effective January 1, 1998, by and between Tarrant Apparel Group and Todd Kay.* (4)

10.6.1 First Amendment to Employment Agreement dated as of January 10, 2000 by and between Todd Kay and Tarrant Apparel Group.* (8)


EXHIBIT
NUMBER                                 DESCRIPTION
------------  ------------------------------------------------------------------

10.6.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Todd Kay.* (12)

10.6.3 Third Amendment to Employment Agreement, effective as of April 1, 2004, between Tarrant Apparel Group and Todd Kay.* (23)

10.7 Buying Agency Agreement executed as of April 4, 1995, by Azteca Production International, Inc. and Tarrant Company Ltd., with Tarrant Apparel Group acknowledging as to certain matters. (2)

10.8 Form of Indemnification Agreement with directors and certain executive officers. (3)

10.9 Employment Agreement effective as of the twenty-third day of March, 1999, by and between Charles Ghailian and Tarrant Apparel Group to pay CMG Inc.* (5)

10.10 Loan Agreement dated December 30, 1999 by and between Standard Chartered Bank and Tarrant Apparel Group. (6)

10.11 Factoring Agreement dated as of September 29, 2004 by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc. (23)

10.12 Promissory note dated February 28, 2001 in the amount of US $4,119,545.06 to pay to the order of Standard Chartered Bank (7)

10.13 Amended and Restated Limited Liability Company Operating Agreement of United Apparel Ventures, dated as of October 1, 2002, between Azteca Production International, Inc. and Tag Mex, Inc. (11)

10.14 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Tarrant Apparel Group and Fashion Resource (TCL), Inc. (9)

10.14.1 Conditional Consent Agreement dated December 31, 2002, between UPS Capital Global Trade Finance Corporation and Fashion Resource
              (TCL), Inc. (10)

10.15 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Gerard Guez. (9)

10.16 Syndicated Letter of Credit Facility dated June 13, 2002 by and between Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited as Borrowers and UPS Capital Global Trade Finance Corporation as Agent and Issuer and Certain Banks and Financial Institutions as Banks. (9)

10.16.1 Charge Over Shares dated June 13, 2002 by Fashion Resource (TCL), Inc. in favor of UPS Capital Global Trade Finance Corporation. (9)

10.16.2 Syndicated Composite Guarantee and Debenture dated June 13, 2002 between Tarrant Company Limited, Marble Limited and Trade link Holdings Limited and UPS Capital Global Trade Finance Corporation.
              (9)

10.16.3       Charge Over Shares  dated  February  26,  2003,  between  Machrima
              Luxembourg   International  Sarl  and  UPS  Global  Trade  Finance
              Corporation. (11)

10.16.4 Fourth Deed of Variation to Syndicated Letter of Credit Facility dated June 18, 2003 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (12)


EXHIBIT
NUMBER                                 DESCRIPTION
------------  ------------------------------------------------------------------

10.16.5 Letter Agreement dated September 1, 2003, among Tarrant Company Limited, Marble Limited, Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (15)

10.16.6 Fifth Deed of Variation to Syndicated Letter of Credit Facility dated December 23, 2003 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (20)

10.16.7 Sixth Deed of Variation to Syndicated Letter of Credit Facility dated March 17, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (21)

10.16.8 Seventh Deed of Variation to Syndicated Letter of Credit Facility dated May 5, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (22)

10.16.9 Eighth Deed of Variation to Syndicated Letter of Credit Facility effective as of May 10, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (22)

10.16.10 Ninth Deed of Variation to Syndicated Letter of Credit Facility effective as of September 30, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (23)

10.16.11
              Tenth Deed of Variation to Syndicated Letter of Credit Facility effective as of December 31, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

10.16.12 Loan Agreement dated December 31, 2004 by and among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

10.16.13 Amendment Agreement to Syndicated Composite Guarantee and Debenture dated December 31, 2004, by and among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

10.16.14 Guaranty and Security Agreement dated December 31, 2004 by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc. and UPS Capital Global Trade Finance Corporation.

10.16.15 Guaranty and Security Agreement dated December 31, 2004 by and between Tarrant Luxembourg Sarl and UPS Capital Global Trade Finance Corporation.

10.16.16 Amendment Agreement to Charge Over Shares dated December 31, 2004 by and between Tarrant Luxembourg Sarl and UPS Capital Global Trade Finance Corporation.

10.17 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (9)

10.18 Exclusive Distribution Agreement dated April 1, 2003, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (11)

10.18.1 Amendment No. 1 to Exclusive Distribution Agreement dated as of June 22, 2004, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (22)

10.19 Unconditional Guaranty of Performance dated April 1, 2003, by Tarrant Apparel Group. (11)


EXHIBIT
NUMBER                                 DESCRIPTION
------------  ------------------------------------------------------------------

10.20 Promissory Note dated May 31, 2003 made by Gerard Guez in favor of Tarrant Apparel Group. (12)

10.21 Indemnification Agreement dated April 10, 2003 between Tarrant Apparel Group and Seven Licensing Company, LLC. (12)

10.22 Form of Subscription Agreement, by and between Tarrant Apparel Group and the Purchaser to be identified therein. (13)

10.23 Registration Rights Agreement dated October 17, 2003, by and among Tarrant Apparel Group and Sanders Morris Harris Inc. as agent and attorney-in-fact for the Purchasers identified therein. (13)

10.24 Placement Agent Agreement dated October 13, 2003, by and between Tarrant Apparel Group and Sanders Morris Harris Inc. (13)

10.25 Common Stock Purchase Warrant dated October 17, 2003, by and between Tarrant Apparel Group and Sanders Morris Harris Inc. (13)

10.26 Form of Voting Agreement, by and between Sanders Morris Harris Inc. and the Shareholder to be identified therein. (14)

10.27 Lease Agreement, dated as of August 29, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (13)

10.28 Lease Agreement, dated as of August 29, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (13)

10.29 Purchase Commitment Agreement, dated October 16, 2003, between Tarrant Mexico S. de R.L. de C.V. and Acabados Y Cortes Textiles S.A. de C.V. (13)

10.30 Employment Agreement, effective as of September 1, 2003, between the Company and Barry Aved. (15)

10.31 Employment Agreement, dated October 24, 2003, between the Company and Henry Chu. (15)

10.32 Placement Agent Agreement dated January 23, 2004 between Tarrant Apparel Group and Sanders Morris Harris Inc. (19)

10.33 Form of Subscription Agreement between Tarrant Apparel Group and the investor to be identified therein. (19)

10.34 Common Stock Purchase Warrant dated January 26, 2004 between Tarrant Apparel Group and Sanders Morris Harris Inc. (19)

10.35 Agreement for Purchase of Assets dated August 13, 2004 among Tarrant Mexico S. de R.L. de C.V., Acabados Y Cortes Textiles S.A. de C.V. and Construcciones Solticio S.A. de C.V. (23)

10.35.1 Amendment No. 1 to Agreement for Purchase of Assets dated October 29, 2004 among Tarrant Mexico S. de R.L. de C.V., Acabados Y Cortes Textiles S.A. de C.V. and Construcciones Solticio S.A. de C.V. (23)

10.36         Termination  Agreement dated August 13, 2004 among Tarrant Mexico,
              S. de R.L. de C.V., Inmobiliaria Cuadros, S.A., de C.V. and Acabados y Cortes Textiles S.A. de C.V. (23)

10.37 Securities Purchase Agreement dated December 6, 2004, by and between Tarrant Apparel Group and the investors listed on the signature pages thereto. (24)

10.38 Registration Rights Agreement dated December 14, 2004, by and among Tarrant Apparel Group and the investors listed on the signature pages thereto. (25)


EXHIBIT
NUMBER                                 DESCRIPTION
------------  ------------------------------------------------------------------

10.39 Security Agreement dated December 14, 2004, by and among Tarrant Apparel Group and the investors listed on the signature pages thereto. (25)

10.40 Intercreditor Agreement dated December 14, 2004 by and among Tarrant Apparel Group, GMAC Commercial Finance, LLC, UPS Capital Global Trade Finance Corporation and T.R. Winston & Company, LLC.
              (25)

10.41 Common Stock Purchase Warrant dated December 14, 2004 issued by Tarrant Apparel Group in favor of T.R. Winston & Company, LLC.
              (25)

10.42         Form of Common Stock Purchase Warrant.  (25)

14.1          Code of Ethical Conduct.  (20)

21.1          Subsidiaries.

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

*     Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 4, 1995 (File No. 33-91874).

(2) Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 1995.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 2000.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2002.

(10) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2002.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2003.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2003.


(13) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 16, 2003.

(14) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 30, 2003 (File No. 333-110090).

(15) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2003.

(16) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 12, 2003.

(17) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 4, 2003.

(18) Filed as an exhibit to the Company's Amendment to Current Report on Form 8-K/A, filed December 12, 2003.

(19) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 23, 2004.

(20) Filed as an exhibit to the Company's Annual Report on Form 10-K for year ending December 31, 2003.

(21) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2004.

(22) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

(23) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

(24) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 6, 2004.

(25) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 14, 2004.


