Form 10-Q
period 2005-03-31
TARRANT APPAREL GROUP
filed 2005-05-16
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM _____________ TO ________________

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

                                 Yes |_|     No |X|

Number of shares of Common Stock of the registrant outstanding as of May 13, 2005: 29,010,076.


--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 2005 (Unaudited)
         and December 31, 2004 (Audited)...............................        3

         Consolidated Statements of Operations and Comprehensive
         Loss for the Three Months Ended March 31, 2005 and
         March 31, 2004................................................        4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2005 and March 31, 2004.......................        5

         Notes to Consolidated Financial Statements....................        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................       16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...       33

Item 4.  Controls and Procedures.......................................       33

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       34

Item 6.  Exhibits......................................................       34

         SIGNATURES....................................................       35


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2005             2004
                                                               -------------    -------------
                                                                 (Unaudited)      (Restated)
                           ASSETS
Current assets:
   Cash and cash equivalents ...............................   $     201,036    $   1,214,944
   Accounts receivable, net ................................      43,283,267       37,759,343
   Due from related parties ................................       7,335,683       10,651,914
   Inventory ...............................................      18,277,980       19,144,105
   Current portion of notes receivable from related parties        5,323,733        5,323,733
   Prepaid expenses ........................................       1,134,290        1,251,684
   Prepaid royalties .......................................       3,396,970        2,257,985
   Income taxes receivable .................................         173,231          144,796
                                                               -------------    -------------
 Total current assets ......................................      79,126,190       77,748,504

   Property and equipment, net .............................       1,734,994        1,874,893
   Notes receivable - related party, net of current portion       39,890,114       40,107,337
   Equity Method investment ................................       2,043,592        1,880,281
   Deferred financing cost, net ............................       1,124,805        1,203,259
   Other assets ............................................         186,676          414,161
   Goodwill, net ...........................................       8,582,845        8,582,845
                                                               -------------    -------------
 Total assets ..............................................   $ 132,689,216    $ 131,811,280
                                                               =============    =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ..............................   $  12,659,031    $  17,951,157
   Accounts payable ........................................      18,526,575       24,394,553
   Accrued expenses ........................................      11,753,512       11,243,179
   Income taxes ............................................      16,902,810       16,826,383
   Current portion of long-term obligations ................      31,484,275       19,628,701
                                                               -------------    -------------
 Total current liabilities .................................      91,326,203       90,043,973

Long-term obligations ......................................       2,124,905        2,544,546
Convertible Debentures, net ................................       8,469,609        8,330,483
Deferred tax liabilities ...................................         161,773          213,784

Minority interest in UAV and PBG7 ..........................            --               --

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares
      (2005) and (2004) issued and outstanding .............            --               --
   Common stock, no par value, 100,000,000 shares
     authorized; 28,814,763 shares (2005) and 28,814,763
     shares (2004) issued and outstanding ..................     111,515,091      111,515,091
   Warrant to purchase common stock ........................       2,846,833        2,846,833
   Contributed capital .....................................       9,965,591        9,965,591
   Accumulated deficit .....................................     (91,288,779)     (91,182,959)
   Notes receivable from officer/shareholder ...............      (2,432,010)      (2,466,062)
                                                               -------------    -------------
 Total shareholders' equity ................................      30,606,726       30,678,494
                                                               -------------    -------------

 Total liabilities and shareholders' equity ................   $ 132,689,216    $ 131,811,280
                                                               =============    =============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------

Net sales ..................................     $ 44,830,291      $ 42,154,905
Cost of sales ..............................       35,884,573        34,654,837
                                                 ------------      ------------

Gross profit ...............................        8,945,718         7,500,068
Selling and distribution expenses ..........        2,561,854         2,642,399
General and administrative expenses ........        5,855,823        10,779,151
                                                 ------------      ------------

Income (loss) from operations ..............          528,041        (5,921,482)

Interest expense ...........................         (813,185)         (793,783)
Interest income ............................          553,223            94,271
Other income ...............................          227,868         3,496,732
Other expense ..............................         (300,604)         (359,202)
Minority interest ..........................             --             880,548
                                                 ------------      ------------

Income (loss) before provision for
   income taxes ............................          195,343        (2,602,916)
Provision for income taxes .................          301,163           370,615
                                                 ------------      ------------

Net loss ...................................     $   (105,820)     $ (2,973,531)
                                                 ============      ============


Net loss per share - Basic and Diluted .....     $      (0.00)     $      (0.10)
                                                 ============      ============

Weighted average common and common
   equivalent shares:
   Basic and Diluted .......................       28,814,763        28,485,093
                                                 ============      ============

Net loss ...................................     $   (105,820)     $ (2,973,531)
Foreign currency translation adjustment ....             --             936,863
                                                 ------------      ------------
Total comprehensive loss ...................     $   (105,820)     $ (2,036,668)
                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2005            2004
                                                              ------------    ------------
Operating activities:
Net loss ..................................................   $   (105,820)   $ (2,973,531)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
   Deferred taxes .........................................        (52,011)         22,294
   Depreciation and amortization ..........................        568,165       3,823,071
   Unrealized gain on foreign currency ....................           --          (542,621)
   Compensation expense related to stock option ...........           --            53,679
   Provision for returns and discounts ....................        254,040         292,929
   Income from investments ................................       (163,311)       (365,733)
   Gain on sale of fixed assets ...........................           (849)           --
   Minority interest ......................................           --          (880,548)
   Changes in operating assets and liabilities:
     Restricted cash ......................................           --         2,759,742
     Accounts receivable ..................................     (5,777,964)      5,607,999
     Due to/from related parties ..........................      1,237,215      (3,531,602)
     Inventory ............................................        866,125       3,643,250
     Temporary quota rights ...............................           --        (2,567,686)
     Prepaid expenses .....................................     (1,120,844)       (470,274)
     Accounts payable .....................................     (5,867,978)     (2,891,778)
     Accrued expenses and income tax payable ..............        586,759       2,953,301
                                                              ------------    ------------

     Net cash (used in) provided by operating activities ..     (9,576,473)      4,932,492

Investing activities:
   Purchase of fixed assets ...............................        (70,631)        (23,271)
   Increase in other assets ...............................           --          (327,497)
   Collection on notes receivable .........................        217,222            --
   Collection of advances from shareholders/officers ......      2,334,053           1,650
                                                              ------------    ------------

     Net cash provided by (used in) investing activities ..      2,480,644        (349,118)

Financing activities:
   Short-term bank borrowings, net ........................     (5,292,126)     (1,464,122)
   Proceeds from long-term obligations ....................     50,602,423      27,677,749
   Payment of long-term obligations and bank borrowings ...    (39,228,376)    (36,991,080)
   Proceeds from issuance of common stock and warrant .....           --         3,667,765
                                                              ------------    ------------

     Net cash provided by (used in) financing activities ..      6,081,921      (7,109,688)

Effect of exchange rate on cash ...........................           --            56,860
                                                              ------------    ------------

Decrease in cash and cash equivalents .....................     (1,013,908)     (2,469,454)
Cash and cash equivalents at beginning of period ..........      1,214,944       3,319,964
                                                              ------------    ------------

Cash and cash equivalents at end of period ................   $    201,036    $    850,510
                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Mexico, and Asia. At March 31, 2005, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

         We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction was consummated in the fourth quarter of 2004.

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

         The consolidated financial data at December 31, 2004 is derived from audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

3.       STOCK BASED COMPENSATION

         We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the three months ended March 31, 2005 and 2004, $0 and $54,000 was recorded, respectively, as an expense related to our stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                          2005          2004
                                                      -----------   -----------

Net loss as reported ..............................   $  (105,820)  $(2,973,531)
Add stock-based employee compensation charges
   reported in net loss ...........................          --          53,679
Pro forma compensation expense, net of tax ........       (76,509)   (1,344,072)
                                                      -----------   -----------
Pro forma net loss ................................   $  (182,329)  $(4,263,924)
                                                      ===========   ===========

Net loss per share as reported -- Basic and Diluted   $     (0.00)  $     (0.10)
Add stock-based employee compensation charges
   reported in net loss - Basic and Diluted .......          --            --
Pro forma compensation expense per share
   Basic and diluted ..............................         (0.00)        (0.05)
                                                      -----------   -----------
Pro forma loss per share -- Basic and Diluted .....   $     (0.00)  $     (0.15)
                                                      ===========   ===========


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: weighted-average volatility factors of the expected market price of our common stock of 0.55 and 0.51 for the three months ended March 31, 2005 and 2004, respectively, weighted-average risk-free interest rates of 4% and 3% for the three months ended March 31, 2005 and 2004, respectively, dividend yield of 0% and weighted-average expected life of the options of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------

United States trade accounts receivable ........   $  2,718,355    $  3,248,887
Foreign trade accounts receivable ..............     15,219,052      17,148,600
Due from factor ................................     27,146,811      19,452,756
Other receivables ..............................        897,850         346,965
Allowance for returns, discounts and bad debts .     (2,698,801)     (2,437,865)
                                                   ------------    ------------
                                                   $ 43,283,267    $ 37,759,343
                                                   ============    ============

5.       INVENTORY

         Inventory consists of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------
Raw materials - fabric and trim accessories ....   $    909,101    $  1,164,977
Finished goods shipments-in-transit ............      5,629,690       9,283,022
Finished goods .................................     11,739,189       8,696,106
                                                    -----------    ------------
                                                   $ 18,277,980    $ 19,144,105
                                                   ============    ============

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated Department Stores, to supply MMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands will design and manufacture American Rag apparel, which will be distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. The investment in American Rag CIE, LLC totaling $2.0 million at March 31, 2005, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the three month ended March 31, 2005 was as follows:

         Balance as of December 31, 2004 .....     $   1,880,281
         Share of income......................           163,311
                                                   -------------
         Balance as of March 31, 2005.........     $   2,043,592
                                                   =============


7.       DEBT

         Short-term bank borrowings consist of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2005             2004
                                                     -----------     -----------

Import trade bills payable - UPS, DBS Bank
   and Aurora Capital ..........................     $ 5,683,482     $ 3,902,714
Bank direct acceptances - UPS ..................       4,030,869      10,447,855
Other Hong Kong credit facilities - UPS and
   DBS Bank ....................................       2,944,680       3,600,588
                                                     -----------     -----------
                                                     $12,659,031     $17,951,157
                                                     ===========     ===========

         Long-term obligations consist of the following:

                                               MARCH 31,           DECEMBER 31,
                                                 2005                  2004
                                             ------------          ------------
Vendor financing ...................         $       --            $    135,145
Loan from Max Azria ................            3,750,000                  --
Equipment financing ................               75,064                78,038
Term loan - UPS ....................            4,583,333             5,000,000
Debt facility - GMAC ...............           25,200,783            16,960,064
                                             ------------          ------------
                                               33,609,180            22,173,247
Less current portion ...............          (31,484,275)          (19,628,701)
                                             ------------          ------------
                                             $  2,124,905          $  2,544,546
                                             ============          ============

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 6.75% per annum at March 31, 2005. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On December 31, 2004, we amended the letter of credit facility with UPS to reduce the maximum amount of borrowings under the facility to $15 million and extend the expiration date of the facility to June 30, 2005. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of March 31, 2005, $7.1 million was outstanding under this facility with UPS (classified above as follows: $1.3 million in import trade bills payable; $4.0 million in bank direct acceptances and $1.8 million in other Hong Kong facilities) and an additional $3.8 million was available for future borrowings. In addition, $4.1 million of open letters of credit was outstanding as of March 31, 2005.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of March 31, 2005, $2.6 million was outstanding under this facility. In addition, $1.2 million of open letters of credit was outstanding and $45,000 was available for future borrowings as of March 31, 2005. In October 2004, a tax loan for HKD 7.725 million (equivalent to US $977,000) was also made available to our Hong Kong subsidiaries. As of March 31, 2005, $671,000 was outstanding under this loan.

         As of March 31, 2005, the total balance outstanding under the DBS Bank credit facilities was $3.3 million (classified above as follows: $2.1 million in import trade payable and $1.2 million in other Hong Kong facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of March 31, 2005, $2.3 million was outstanding under this facility (classified above under import trade bills payable) and $2.1 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

         On February 14, 2005, we borrowed $5.0 million from Max Azria, which amount bears interest at the rate of 4% per annum and is payable in weekly installments of $250,000 beginning on February 28, 2005 and continuing each Monday until July 11, 2005. This is an unsecured loan. As of March 31, 2005, $3.8 million was outstanding.

VENDOR FINANCING

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. The debt was paid off in February 2005. A portion of the debt was denominated in Euros. Unrealized transaction (loss) gain associated with the debt denominated in Euros totaled $0, and $543,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts were recorded in other income (expense) in the accompanying consolidated statements of operations.

EQUIPMENT FINANCING

         We had two equipment loans outstanding at March 31, 2005 totaling $75,000 bearing interest at 6% payable in installments through 2009.

TERM LOAN - UPS

         On December 31, 2004, our Hong Kong subsidiaries entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. Under the loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of March 31, 2005, $4.6 million was outstanding and we were in compliance with the covenants. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

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

         On October 1, 2004, we amended and restated the Debt Facility dated January 21, 2000 by and among us, our subsidiaries, TagMex, Inc. Fashion Resource (TCL) Inc and United Apparel Ventures, LLC and GMAC. The amended and restated agreement (the Factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary, PBG7, LLC. entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from the Tarrant Parties' sale of merchandise or rendition of service created on a going forward basis. At Tarrant's request, GMAC, in its discretion, may make advances to Tarrant Parties up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) forty million dollars, minus in each case, any amount owed to GMAC by any Tarrant Party. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of (a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) five million minus in each case, any amounts owed to GMAC by PBG7. Under both factoring agreement, any amounts, which GMAC advances in excess of the purchase price of the relevant accounts, are considered to be loans and are chargeable to the Tarrant Parties' or PBG7's when paid. Each of the parties only become obligated to GMAC for a direct financial obligation in the event that GMAC makes and advance in excess of the purchase price of the relevant accounts, and any such obligations are payable on demand. This facility bears interest at 6% per annum at March 31, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. As of March 31, 2005 we were in compliance with the new tangible net worth and capital expense covenants. A total of $25.2 million was outstanding under the GMAC facility at March 31, 2005.

        In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory (as defined). The maximum borrowing availability under the factoring agreement, based on a borrowing base formula, remained $40 million. Our subsidiaries party thereto and we granted GMAC a lien on certain of our inventory located in the United States.

         The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

GUARANTEES

         Guarantees have been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and an unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We have not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-It in order to ensure our production in a timely manner. If Tag-It ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-It for purchases made on our behalf. We have not had to perform under these guarantees since inception. It is not predictable to estimate the fair value of the guarantee; however, we do not anticipate that we will incur losses as a result of these guarantees. As of March 31, 2005, Tag-It Pacific Inc. had approximately $94,000 due to Universal Fasteners. In April 2005, we terminated these guarantees with respect to Tag-It's obligations arising after the date of termination.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for the first annual period beginning after June 15, 2005. Accordingly, we are required to apply SFAS No. 123R beginning in the quarter ending March 31, 2006. SFAS No. 123R offers alternative methods of adopting this final rule. We have not yet determined which alternative method we will use.

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

10.      NET LOSS PER SHARE

         A  reconciliation  of the numerator and  denominator  of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
Basic and Diluted EPS Computation:                   2005              2004
                                                 ------------      ------------

Numerator ..................................     $   (105,820)     $ (2,973,531)
Denominator:

Weighted average common shares
   outstanding - Basic and  Diluted ........       28,814,763        28,485,093

Basic and Diluted EPS ......................     $      (0.00)     $      (0.10)
                                                 ============      ============

         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". All options and warrants have been excluded from the computation in the three months ended March 31, 2005 and 2004, respectively, as the impact would be anti-dilutive.

         The following potentially dilutive securities were not included in the computation of loss per share, because to do so would have been anti-dilutive:

                                                   THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------
Basic and Diluted EPS Computation:                  2005                  2004
                                                 ---------             ---------

Options ............................             6,994,787             8,937,287
Warrants ...........................             2,361,732               911,732
                                                 ---------             ---------
Total ..............................             9,356,519             9,849,019
                                                 =========             =========

11.      RELATED PARTY TRANSACTIONS

         As of March 31, 2005, related party affiliates were indebted to us in the amounts of $9.8 million. These include amounts due from Gerard Guez, our Chairman. From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2005 was approximately $4,766,000. In the first quarter of 2005, Mr. Guez repaid $2.3 million of this indebtedness. At March 31, 2005, the entire balance due from Mr. Guez totaling $2.4 million is payable on demand and had been shown as reductions to shareholders' equity. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $74,000 and $93,000 for the three months ended March 31, 2005 and 2004, respectively. Mr. Guez paid expenses on our behalf of approximately $108,000 and $94,000 for the three months ended March 31, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         In February 2004, our Hong Kong subsidiary entered into a 50/50 joint venture with Auto Enterprises Limited, an unrelated third party, to source products for Seven Licensing Company, LLC and our Private Brands subsidiary in mainland China. On May 31, 2004, after realizing an accumulated loss from the venture of approximately $200,000 (our share being half), we sold our interest for $1 to Asia Trading Limited, a company owned by Jacqueline Rose, wife of Gerard Guez. The venture owed us $221,000 as of December 31, 2004. This amount was repaid in the first quarter of 2005.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, our Chairman, called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. UAV made purchases from two related parties in Mexico, an affiliate of Azteca and Tag-It Pacific, Inc.

         Commencing in June 2003, UAV began selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which was ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven7 in the three months ended March 31, 2005 and 2004 were $0 and $2.2 million, respectively. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Commencing in 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $0 and $200,000 of trim inventory from Tag-It in the three months ended March 31, 2005 and 2004, respectively. We purchased $135,000 and $4.1 million of finished goods and service from Azteca and its affiliates in the three months ended March 31, 2005 and 2004, respectively. Our total sales of fabric and service to Azteca in the three months ended March 31, 2005 and 2004 were $63,000 and $586,000, respectively. Pursuant to the operating agreement for UAV, two and one half percent of gross sales of UAV were paid to each of the members of UAV as management fees. Net amount due from these related parties as of March 31, 2005 was $6.7 million.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014, and payable in equal monthly installments of principal and interest over the term of the notes. Included in the $45.2 million notes receivable - related party on the accompanying balance sheet as of March 31, 2005 was $1.3 million of Mexico valued added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $840,000 and $1.5 million of fabric from Acabados y Terminados in the three months ended March 31, 2005 and 2004. Net amount due from these related parties as of March 31, 2005 was $247,000.

         Under lease agreements we entered into between two entities, GET and Lynx International Limited, owned by our Chairman and Vice Chairman, we paid $255,000 and $332,000 in the three months ended March 31, 2005 and 2004, respectively, for office and warehouse facilities. We currently lease both facilities on a month-to-month basis.

         We reimbursed Mr. Guez, our Chairman, for fuel and related expenses incurred by 477 Aviation LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes.

         At March 31, 2005, we had various employee receivables totaling $395,000 included in due from related parties.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. The investment in American Rag Cie, LLC totaling $2.0 million at March 31, 2005 was accounted for under the equity method and included in equity method of investment on the accompanying consolidated balance sheets.

         We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

12.      COMMITMENTS AND CONTINGENCIES

         On January 3, 2005, Private Brands, Inc, our wholly owned subsidiary, entered into an agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional three-year term. Minimum net sales are $10 million in year 1, $20 million in year 2 and $30 million in year 3. The agreement provides for royalty payments of 8% on net sales, and a marketing fund commitment of 3% of net sales, for a total minimum payment obligation of $6.6 million over the initial term of the agreement. As of March 31, 2005, we have advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment.

         On October 17, 2004, Private Brands, Inc entered into an agreement with
J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel in missy, juniors and large sizes. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising royalty at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. As of March 31, 2005, we have advanced $2.2 million as payment for the first year's minimum royalties.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. At March 31, 2005, the total commitment on royalties remaining on the term was $9.5 million.

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

                                                                                ADJUSTMENTS
                                                                                    AND
                                UNITED STATES       ASIA          MEXICO       ELIMINATIONS       TOTAL
                                ------------    ------------   ------------    ------------    ------------
THREE MONTHS ENDED
MARCH 31, 2005
Sales .......................   $ 44,600,000    $    224,000   $      6,000    $       --      $ 44,830,000
Inter-company sales .........           --        26,835,000           --       (26,835,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 44,600,000    $ 27,059,000   $      6,000    $(26,835,000)   $ 44,830,000
                                ============    ============   ============    ============    ============

Income (loss) from operations   $   (401,000)   $  1,133,000   $   (204,000)   $       --      $    528,000
                                ============    ============   ============    ============    ============

THREE MONTHS ENDED
MARCH 31, 2004
Sales .......................   $ 39,162,000    $    797,000   $  2,196,000    $       --      $ 42,155,000
Inter-company sales .........           --        18,168,000      4,418,000     (22,586,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 39,162,000    $ 18,965,000   $  6,614,000    $(22,586,000)   $ 42,155,000
                                ============    ============   ============    ============    ============

Income (loss) from operations   $ (1,726,000)   $  1,040,000   $ (5,235,000)   $       --      $ (5,921,000)
                                ============    ============   ============    ============    ============

14.      RESTATEMENT OF FINANCIAL RESULTS

         As a result of a review by Securities and Exchange Commission in connection with our filing of a registration statement, we have reviewed our accounting treatment of our private placement transaction in October 2003, pursuant to which we sold shares of convertible preferred stock. As a result, we have revised our accounting treatment for this transaction to record a beneficial conversion feature in accordance with EITF No. 98-5. We initially reviewed the transaction in light of EITF No. 98-5 and concluded in good faith that the convertible preferred stock issued did not contain a beneficial conversion feature that should be recognized and measured separately. However, based on further guidance from the SEC, we have determined to restate our financial statements for the fiscal years ended December 31, 2003 and 2004 to reflect the beneficial conversion feature of the convertible preferred stock. The reclassification will result in changes in classification of certain items included within shareholders' equity on our balance sheet as of December 31, 2003 and 2004, and a reduction to our earnings per share calculations for the year ended December 31, 2003. The reclassification has no impact on total assets, liabilities, total shareholders' equity, net income or cash flows. The restatement will not have any effect on reported earnings for future periods.

         We have restated our 2004 financial statements to reflect the recording of a beneficial conversion feature of $7.4 million. The beneficial conversion feature relates to issuance of 881,732 shares of Series A convertible preferred stock in fiscal 2003. As noted above, we have concluded that the convertible preferred security contained an embedded conversion feature that was not recorded in 2003. The beneficial conversion feature of the preferred shares in the amount of $7.4 million will be recorded in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported
$(1.97) per share. The beneficial conversion feature will not change our reported earnings (loss) per share for the year ended December 31, 2004 or any subsequent period. The effect of recording the beneficial conversion feature on the December 31, 2004 financial statements was an increase in the accumulated deficit of $7.4 million and an offsetting increase in contributed capital. The restatement did not change total stockholders' equity at December 31, 2004 or March 31, 2005. We expect to file revised financial statements by May 23, 2005, although no assurance can be given that such review and audit will be completed within that time period and no assurance can be given that additional revisions will not be required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include major retailers, such as Chico's, Macy's Merchandising Group, the Avenue, Lane Bryant, Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyn's and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. Our private brands include American Rag Cie, JS by Jessica Simpson, Princy by Jessica Simpson, House of Dereon by Beyonce Knowles, No! Jeans, Alain Weiz, and Gear 7.

         During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group for six years, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 300 stores. During the first quarter of 2005, we also began shipping Gear 7 to 1,500 Kmart stores, and shipped plus sizes of the Alain Weiz collection to over 150 Dillard's Department Stores. We have entered into apparel licensing agreements to design, produce and sell apparel under the Jessica Simpson and House of Dereon by Beyonce Knowles brands. We expect these brands to be available in retail stores commencing in the second half of 2005.

         The success of our Private Brands collections has opened opportunities within the Private Label business to create value in the development and marketing of new initiatives for Sears, Mothers Work, Avenue, Chico's, and other retailers. These initiatives were launched during the first quarter and had no material sales contribution.

RESTATEMENT OF FINANCIAL RESULTS

         As a result of a review by Securities and Exchange Commission in connection with our filing of a registration statement, we have reviewed our accounting treatment of our private placement transaction in October 2003, pursuant to which we sold shares of convertible preferred stock. As a result, we have revised our accounting treatment for this transaction to record a beneficial conversion feature in accordance with EITF No. 98-5. We initially reviewed the transaction in light of EITF No. 98-5 and concluded in good faith that the convertible preferred stock issued did not contain a beneficial conversion feature that should be recognized and measured separately. However, based on further guidance from the SEC, we have determined to restate our financial statements for the fiscal years ended December 31, 2003 and 2004 to reflect the beneficial conversion feature of the convertible preferred stock. The reclassification will result in changes in classification of certain items included within shareholders' equity on our balance sheet as of December 31, 2003 and 2004, and a reduction to our earnings per share calculations for the year ended December 31, 2003. The reclassification has no impact on total assets, liabilities, total shareholders' equity, net income or cash flows. The restatement will not have any effect on reported earnings for future periods.

         We have restated our 2004 financial statements to reflect the recording of a beneficial conversion feature of $7.4 million. The beneficial conversion feature relates to issuance of 881,732 shares of Series A convertible preferred stock in fiscal 2003. As noted above, we have concluded that the convertible preferred security contained an embedded conversion feature that was not recorded in 2003. The beneficial conversion feature of the preferred shares in the amount of $7.4 million will be recorded in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported
$(1.97) per share. The beneficial conversion feature will not change our reported earnings (loss) per share for the year ended December 31, 2004 or any subsequent period. The effect of recording the beneficial conversion feature on the December 31, 2004 financial statements was an increase in the accumulated deficit of $7.4 million and an offsetting increase in contributed capital. The restatement did not change total stockholders' equity at December 31, 2004 or March 31, 2005. We expect to file revised financial statements by May 23, 2005, although no assurance can be given that such review and audit will be completed within that time period and no assurance can be given that additional revisions will not be required.

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

EXCHANGE TRANSACTION

         In April 2005, we entered into a letter of intent with Qorus.com, Inc. ("Qorus"), to exchange all the outstanding shares of our wholly-owned subsidiary, Private Brands, Inc., for shares of Qorus. Qorus is a publicly traded company quoted on the Over-the-Counter Bulletin Board under the symbol QRUS. Under the terms of the proposed transaction, in exchange for all of the outstanding capital stock of Private Brands, Qorus would issue shares of its convertible preferred stock to us in such amount so that, upon completion of the transaction, we would own in the aggregate 97% of the issued and outstanding shares of common stock of Qorus on a fully diluted and as-converted basis. The current stockholders of Qorus are expected to own 3% of the issued and outstanding common stock on a fully diluted and as-converted basis after completion of the exchange transaction. The closing of the exchange transaction would be subject to Private Brands' ability to obtain additional financing, and the effect of any such financing would reduce the percentage ownership in Qorus of both us and the current stockholders of Qorus. The exchange transaction is subject to a number of additional conditions, including, but not limited to, the negotiation and execution of a definitive acquisition agreement, the delivery of audited financial statements of Private Brands, the approval of the transaction by the boards of directors of Qorus, Private Brands and our company, and the receipt of required third party consents and approvals. Accordingly, there can be no assurance that the exchange transaction will be completed.

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

         We believe our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 of the "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2004.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

         We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and chargebacks based on our historical collection experience. If our collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due us could be reduced by a material amount.

         As of March 31, 2005, the balance in the allowance for returns, discounts and bad debts reserves was $2.7 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of March 31, 2005, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.7 million.

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

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of net worth as discussed in Note 7 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 8 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                        2005           2004
                                                     ----------     ----------
Net sales .......................................         100.0%         100.0%
Cost of sales ...................................          80.0           82.2
                                                     ----------     ----------
Gross profit ....................................          20.0           17.8
Selling and distribution expenses ...............           5.7            6.3
General and administration expenses .............          13.1           25.5
                                                     ----------     ----------
Income (loss) from operations ...................           1.2          (14.0)
Interest expense ................................          (1.8)          (1.9)
Interest income .................................           1.2            0.2
Other income ....................................           0.5            8.3
Other expense ...................................          (0.6)          (0.9)
Minority interest ...............................           0.0            2.1
                                                     ----------     ----------
Income (loss) before taxes ......................           0.5           (6.2)
Income taxes ....................................           0.7            0.9
                                                     ----------     ----------
Net loss ........................................          (0.2)%         (7.1)%
                                                     ==========     ==========

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

         Net sales increased by $2.7 million, or 6.3%, to $44.8 million in first quarter of 2005 from $42.2 million in the first quarter of 2004. The increase in net sales in the first quarter of 2005 was primarily due to increased sales in Private Brands, which was $11.1 million in the first quarter of 2005 compared to $6.7 million in the same period of 2004. Gear 7 and Alain Weiz recorded their first significant sales contributions in the first quarter of 2005. Private Label sales for the first quarter of 2005 were $33.7 million compared to $35.5 million in the first quarter of 2004, with the decrease resulting primarily from a decrease in the sale of close-out inventory and fabric of $5.1 million in the first quarter of 2004 compared to $0.5 million in the first quarter of 2005.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing expense. Gross profit increased by $1.4 million to $8.9 million in the first quarter of 2005 from $7.5 million in the first quarter of 2004. The increase in gross profit occurred primarily because of an increase in sales and gross margin. As a percentage of net sales, gross profit increased from 17.8% in the first quarter of 2004 to 20.0% in the first quarter of 2005. The improvement in gross margin is primarily attributable to the change of mix driven by Private Brands and the reduction of close-out inventory and fabric sales in the first quarter of 2005.

         Selling and distribution expenses decreased by $81,000, or 3.0%, to $2.56 million in the first quarter of 2005 from $2.64 million in the first quarter of 2004. As a percentage of net sales, these expenses decreased to 5.7% in the first quarter of 2005 from 6.3% in the first quarter of 2004 due to the increase in sales during the first quarter of 2005.

         General and administrative expenses decreased by $4.9 million, or 45.7%, to $5.9 million in the first quarter of 2005 from $10.8 million in the first quarter of 2004. The decrease was primarily due to the depreciation and amortization of our Mexico assets of $3.4 million and $1.1 million of severance paid to the Mexican workers in the first quarter of 2004 as compared to no such expense in the first quarter of 2005 after we had disposed of our fixed assets in Mexico. As a percentage of net sales, these expenses decreased to 13.1% in the first quarter of 2005 from 25.5% in the first quarter of 2004.

         Operating income in the first quarter of 2005 was $528,000, or 1.2% of net sales, compared to operating loss of $5.9 million, or (14.0)% of net sales, in the comparable period of 2004, because of the factors discussed above.

         Interest expense increased by $19,000, or 2.4%, to $813,000 in the first quarter of 2005 from $794,000 in the first quarter of 2004. As a percentage of net sales, this expense decreased to 1.8% in the first quarter of 2005 from 1.9% in the first quarter of 2004. Interest income increased by $459,000 or 1.0% of net sales, to $553,000 in the first quarter of 2005 from $94,000 in the first quarter of 2004. The increase was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $478,000 during the first quarter of 2005, compared to no such income in the first quarter of 2004. Other income was $228,000 in the first quarter of 2005, compared to $3.5 million in the first quarter of 2004. This reduction in other income was due primarily to $2.8 million of lease income received for the lease of our facilities and equipment in Mexico in the first quarter of 2004, compared to no such income in the first quarter of 2005 due to the sale of our Mexico operations in the fourth quarter of 2004. Other expense was $301,000 in the first quarter of 2005, compared to $359,000 in the first quarter of 2004.

         Losses allocated to minority interests in the first quarter of 2004 were $881,000, representing the minority partner's share of losses in UAV totaling $223,000, and the minority shareholder's share of losses in Tarrant Mexico totaling $658,000. Earnings from the equity method investments, UAV and PBG7, totaled approximately $57,000 for the first quarter of 2005. None of the profit in the equity method investments was allocated to the minority members because we previously absorbed losses in excess of the minority members' investment.

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

         Cash flows for the three months ended March 31, 2005 and 2004 were as follows (dollars in thousands):

CASH FLOWS:                                                   2005        2004
--------------------------------------------------------    -------     -------
Net cash provided by (used in) operating activities ....    $(9,576)    $ 4,932
Net cash provided by (used in) investing activities ....    $ 2,481     $  (349)
Net cash provided by (used in) financing activities ....    $ 6,082     $(7,110)

         During the first three months of 2005, net cash used in operating activities was $9.6 million, as compared to net cash provided by operating activities of $4.9 million for the same period in 2004. Net cash used in operating activities in the first quarter of 2005 resulted primarily from a net loss of $106,000, and increase of $5.8 million in accounts receivable and $1.1 million in prepaid expenses, and a decrease of $5.9 million in accounts payable, partially offset by depreciation and amortization expense of $568,000, and decreases in inventory of $866,000 and due to/from related parties of $1.2 million. The increase in accounts receivable was primarily due to the increase in sales in the first quarter of 2005, and the decrease in accounts payable resulted from the pay down of payables from net proceeds raised from financing activities.

         During the first three months of 2005, net cash provided by investing activities was $2.5 million, as compared to net cash used in investing activities of $349,000 in 2004. Net cash provided by investing activities in the first quarter 2005 included approximately $2.3 million of collection of advances from our Chairman.

         During the first three months of 2005, net cash provided by financing activities was $6.1 million, as compared to net cash used in financing activities of $7.1 million in 2004. Net cash provided by financing activities in 2005 included $5.3 million net repayment of our short-term bank borrowings and $7.6 million net proceeds from our credit facilities and $3.8 million net proceeds from Max Azria.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of March 31, 2005 (in millions):

                                                        PAYMENTS DUE BY PERIOD
                                        ----------------------------------------------------
                                                  Less than    Between    Between     After
CONTRACTUAL OBLIGATIONS                 TOTAL       1 year    2-3 years  4-5 years   5 years
----------------------------------      ------      ------     ------     ------     ------
Long-term debt(1) ................      $ 33.6      $ 31.5     $  2.1     $ --       $ --
Contractual obligations ..........        10.0        --         10.0       --         --
Operating leases .................         0.5         0.2        0.3       --         --
Minimum royalties ................        24.3         3.9       13.0        1.9        5.5
Purchase commitment ..............        50.0         5.0       10.0       10.0       25.0
                                        ------      ------     ------     ------     ------
Total Contractual Cash Obligations      $118.4      $ 40.6     $ 35.4     $ 11.9     $ 30.5
----------

(1) Excludes interest on long-term debt obligations. Based on outstanding borrowings as of March 31, 2005, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $3.5 million.

                                                           AMOUNT OF COMMITMENT
                                                           EXPIRATION PER PERIOD
                                         TOTAL     -------------------------------------
                                        AMOUNTS     LESS     BETWEEN   BETWEEN
COMMERCIAL COMMITMENTS                 COMMITTED    THAN       2-3       4-5      AFTER
AVAILABLE TO US                          TO US     1 YEAR     YEARS     YEARS    5 YEARS
----------------------------------      -------    -------   -------   -------   -------
Lines of credit ..................      $  63.9    $  63.9    $ --      $ --       $ --
Letters of credit (within lines of
   credit) .......................      $  18.9    $  18.9    $ --      $ --       $ --
Total commercial commitments .....      $  63.9    $  63.9    $ --      $ --       $ --

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 6.75% per annum at March 31, 2005. Under this facility, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On December 31, 2004, we amended the letter of credit facility with UPS to reduce the maximum amount of borrowings under the facility to $15 million and extend the expiration date of the facility to June 30, 2005. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of March 31, 2005, $7.1 million was outstanding under this facility with UPS and an additional $3.8 million was available for future borrowings. In addition, $4.1 million of open letters of credit was outstanding as of March 31, 2005.

         On December 31, 2004, our Hong Kong subsidiaries also entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. Under the loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004 and March 31, 2005 and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of March 31, 2005, $4.6 million was outstanding and we were in compliance with the covenants. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of March 31, 2005, $2.6 million was outstanding under this facility. In addition, $1.2 million of open letters of credit was outstanding and $45,000 was available for future borrowings as of March 31, 2005. In October 2004, a tax loan for HKD 7.725 million (equivalent to US $977,000) was also made available to our Hong Kong subsidiaries. As of March 31, 2005, $671,000 was outstanding under this loan.

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

         On October 1, 2004, we amended and restated the Debt Facility dated January 21, 2000 by and among us, our subsidiaries, TagMex, Inc. Fashion Resource (TCL) Inc and United Apparel Ventures, LLC and GMAC. The amended and restated agreement (the Factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary, PBG7, LLC. entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from the Tarrant Parties' sale of merchandise or rendition of service created on a going forward basis. At Tarrant's request, GMAC, in its discretion, may make advances to Tarrant Parties up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) forty million dollars, minus in each case, any amount owed to GMAC by any Tarrant Party. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of (a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) five million minus in each case, any amounts owed to GMAC by PBG7. Under both factoring agreement, any amounts, which GMAC advances in excess of the purchase price of the relevant accounts, are considered to be loans and are chargeable to the Tarrant Parties' or PBG7's when paid. Each of the parties only become obligated to GMAC for a direct financial obligation in the event that GMAC makes and advance in excess of the purchase price of the relevant accounts, and any such obligations are payable on demand. This facility bears interest at 6% per annum at March 31, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. As of March 31, 2005 we were in compliance with the new tangible net worth and capital expense covenants. A total of $25.2 million was outstanding under the GMAC facility at March 31, 2005.

         In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory (as defined). The maximum borrowing availability under the factoring agreement, based on a borrowing base formula, remained $40 million. Our subsidiaries party thereto and we granted GMAC a lien on certain of our inventory located in the United States.

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

         On February 14, 2005, we borrowed $5.0 million from Max Azria, which amount bears interest at the rate of 4% per annum and is payable in weekly installments of $250,000 beginning on February 28, 2005 and continuing each Monday until July 11, 2005. This is an unsecured loan. As of March 31, 2005, $3.8 million was outstanding.

         We had two equipment loans outstanding at March 31, 2005 totaling $75,000 bearing interest at 6% payable in installments through 2009

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and are payable in semiannual payments commencing in February 2000. The debt was paid off in February 2005. A portion of the debt was denominated in Euros. Unrealized transaction (loss) gain associated with the debt denominated in Euros totaled $0, and $543,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts were recorded in other income (expense) in the accompanying consolidated statements of operations.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of March 31, 2005, $2.3 million was outstanding under this facility and $2.1 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman of the Board of Directors, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We are currently leasing both of these facilities on a month-to-month basis. We paid $255,000 and $332,000 in the three months ended March 31, 2005 and 2004, respectively, for office and warehouse facilities.

         In February 2004, our Hong Kong subsidiary entered into a 50/50 joint venture with Auto Enterprises Limited, an unrelated third party, to source products for Seven Licensing Company, LLC and our Private Brands subsidiary in mainland China. On May 31, 2004, after realizing an accumulated loss from the venture of approximately $200,000 (our share being half), we sold our interest for $1 to Asia Trading Limited, a company owned by Jacqueline Rose, wife of Gerard Guez. The venture owed us $221,000 as of December 31, 2004. This amount was repaid in the first quarter of 2005.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2014, and payable in equal monthly installments of principal and interest over the term of the notes. Included in the $45.2 million notes receivable - related party on the accompanying balance sheet as of March 31, 2005 was $1.3 million of Mexico valued added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $840,000 and $1.5 million of fabric from Acabados y Terminados in the three months ended March 31, 2005 and 2004. Net amount due from these related parties as of March 31, 2005 was $247,000.

         From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2005 was approximately $4,766,000. Mr. Guez paid our expenses of approximately $108,000 and $94,000 for the three months ended March 31, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principle on Mr. Guez's loan. In the first quarter of 2005, Mr. Guez repaid $2.3 million of this indebtedness. The remaining balance of $2.4 million is payable on demand and had been shown as reductions to shareholders' equity as of March 31, 2005. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $74,000 and $93,000 for the three months ended March 31, 2005 and 2004, respectively. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca is owned by Hubert Guez, the brother of Gerard Guez, our Chairman. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. Two and one half percent of gross sales as management fees were paid to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $0 and $121,000 in the three months ended March 31, 2005 and 2004, respectively. We purchased $135,000 and $4.1 million of finished goods and service from Azteca and its affiliates in the three months ended March 31, 2005 and 2004, respectively. Our total sales of fabric and service to Azteca in the three months ended March 31, 2005 and 2004 were $63,000 and $586,000, respectively.

         Commencing in June 2003, UAV began selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which was ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven7 in the three months ended March 31, 2005 and 2004 were $0 and $2.2 million, respectively.

         At December 31, 2004, Messrs. Guez and Kay beneficially owned 961,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 10.8% of Tag-It Pacific's common stock at December 31, 2004. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Commencing in 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $0 and $200,000 of trim inventory from Tag-It in the three months ended March 31, 2005 and 2004, respectively. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 7 of the "Notes to Consolidated Financial Statements."

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

         Kohl's accounted for 19.6% and 16.3% of our net sales for the first three months of 2005 and 2004, respectively. Mervyn's accounted for 9.8% and 16.2% of our net sales for the first three months of 2005 and 2004, respectively. Lerner New York accounted for 8.5% and 8.0% of our net sales for the first three months of 2005 and 2004, respectively. Affiliated department stores owned by Federated Department Stores accounted for approximately 13.8% and 10.7% of our net sales for the first three months of 2005 and 2004, respectively. Wet Seal accounted for approximately 3.3% and 4.5% of our net sales for the first three months of 2005 and 2004, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating or reducing tariffs. The elimination of quotas on World Trade Organization member countries in 2005 has resulted in explosive growth in textile imports from China, and could result in safeguard measures such as duties or embargo of China country of origin products, which may be disruptive or have a negative impact on margins.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 90% of our products sold in the first quarter of 2005 were imported from outside the U.S. We are subject to the risks associated with doing business in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

WE MUST SUCCESSFULLY GAUGE FASHION TRENDS AND CHANGING CONSUMER PREFERENCES TO SUCCEED.

         Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies retail and customer demand in a timely manner. The apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent we misjudge the market for our products, our sales may be adversely affected. Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions and fixed asset purchase obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         During the first quarter of 2005, there were no significant changes in our internal controls or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         On December 10, 2004 and December 14, 2004, Mr. Benjamin Dominguez Gonzalez brought suits against our Mexico Subsidiary, Tarrant Mexico, S. de R.L. de C.V., in Puebla, Puebla, Mexico: (a) "Juicio Ejecutivo Mercantil 887/2004, Juzgado Dicimo de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V."; (b) "Juicio Ejecutivo Mercantil 889/2004, Juzgado Noveno de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V.", for the non-payment of approximately $14 million in principal amount and accrued interest on two promissory notes, which Mr. Gonzalez asserts were issued by Tarrant Mexico. The amounts Mr. Gonzalez claimed were due and owing under the notes previously had been paid in full. In April 2005, Mr. Gonzalez agreed to dismiss his claims, which agreement was submitted to and approved by the court.

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

ITEM 6.  EXHIBITS.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------------------------------------------------------------

10.18.2 Amendment No. 2 to Exclusive Distribution Agreement dated as of March 7, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc.

10.18.3 Trademark Sublicense Agreement dated as of March 7, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc.

10.43 Promissory Note in the principal amount of $5,000,000 dated as of February 15, 2005, issued by Tarrant Apparel Group in favor of Max Azria.

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

                                            TARRANT APPAREL GROUP

Date:    May 16, 2005                       By:      /s/    Corazon Reyes
                                                 -------------------------------
                                                        Corazon Reyes,
                                                    Chief Financial Officer


Date:    May 16, 2005                       By:    /s/    Barry Aved
                                                 -------------------------------
                                                          Barry Aved,
                                                    Chief Executive Officer