Form 10-K/A
period 2003-12-31
TARRANT APPAREL GROUP
filed 2005-05-31
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-K/A for the year ended December 31, 2003 (the "Amended Annual Report"), to amend our Annual Report on Form 10-K for the year ended December 31, 2003 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2004. The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 31, 2004. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2003, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                           TARRANT APPAREL GROUP

                                     By:        /S/ CORAZON REYES
                                           -------------------------
                                                  Corazon Reyes
                                             Chief Financial Officer

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

          SIGNATURE                        TITLE                       DATE
          ---------                        -----                       ----

      /S/ BARRY AVED             Chief Executive Officer           May 31, 2005
----------------------------     and Director
        Barry Aved

     /S/ CORAZON REYES           Chief Financial Officer           May 31, 2005
----------------------------     and Director (Principal
       Corazon Reyes             Financial and Accounting
                                 Officer)

      /S/ GERARD GUEZ            Chairman of the Board of          May 31, 2005
----------------------------     Directors
        Gerard Guez

       /S/ TODD KAY              Vice Chairman of the Board        May 31, 2005
----------------------------     of Directors
         Todd Kay

      /S/ SIMON MANI             Director                          May 31, 2005
----------------------------
        Simon Mani

   /S/ STEPHANE FAROUZE          Director                          May 31, 2005
----------------------------
     Stephane Farouze

    /S/ MITCHELL SIMBAL          Director                          May 31, 2005
----------------------------
      Mitchell Simbal

   /S/ JOSEPH MIZRACHI           Director                          May 31, 2005
----------------------------
      Joseph Mizrachi

    /S/ MILTON KOFFMAN           Director                          May 31, 2005
----------------------------
      Milton Koffman