Form 10-K/A
period 2004-12-31
TARRANT APPAREL GROUP
filed 2005-05-31
CIK 944948

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

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-K/A for the year ended December 31, 2004 (the "Amended Annual Report"), to amend our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2005. The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 31, 2005. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

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

Bangkok               Office                  $6,000            March 2006

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

         We recently extended our lease for the facility in Bangkok until March 2006. We intend to extend the lease for our Hong Kong warehouse facility, and we are currently in negotiations for an extension. We do not intend to renew our lease for the facility in Arkansas and we plan to relocate these operations to our existing Los Angeles offices.

         We believe that all of our existing facilities are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

                                                         YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                      2000         2001         2002          2003         2004
                                    ---------    ---------    ---------    ---------    ---------
                                                (in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales .......................   $ 395,169    $ 330,253    $ 347,391    $ 320,423    $ 155,453
Cost of sales ...................     332,333      277,525      302,082      288,445      134,492
                                    ---------    ---------    ---------    ---------    ---------
   Gross profit .................      62,836       52,728       45,309       31,978       20,961
Selling and distribution expenses      17,580       14,345       10,757       11,329        9,291
General and administrative
   expenses .....................      40,327       33,136       30,082       31,767       32,084
Amortization of intangibles(1)(3)       2,840        3,317         --           --           --
Impairment charges (4) ..........        --           --           --         22,277       77,982
Cumulative translation loss (5) .        --           --           --           --         22,786
                                    ---------    ---------    ---------    ---------    ---------
   Income (loss) from operations    $   2,089        1,930        4,470      (33,395)    (121,182)
Interest expense ................      (9,850)      (7,808)      (5,444)      (5,603)      (2,857)
Interest income .................       1,295        3,256        4,748          425          377
Minority interest ...............       1,313         (412)      (4,581)       3,461       15,331
Other income(2) .................       1,350        1,853        2,648        4,784        7,136
Other expense(2) ................        (193)        (856)      (2,004)      (1,425)      (1,134)
                                    ---------    ---------    ---------    ---------    ---------
Loss before provision for
   income taxes and cumulative ..
   effect of accounting change ..      (3,996)      (2,037)        (163)     (31,753)    (102,329)
Provision for income taxes ......       1,478         (852)      (1,051)      (4,132)      (2,348)
                                    ---------    ---------    ---------    ---------    ---------
Loss before cumulative
   effect of accounting change ..   $  (2,518)   $  (2,889)   $  (1,214)   $ (35,885)   $(104,677)
Cumulative effect of
   accounting change(3) .........        --           --         (4,871)        --           --
                                    ---------    ---------    ---------    ---------    ---------
Reported net loss ...............   $  (2,518)   $  (2,889)   $  (6,085)   $ (35,885)   $(104,677)
Dividend to preferred
   stockholders .................        --           --           --         (7,494)        --
                                    ---------    ---------    ---------    ---------    ---------
Net loss available to common
   stockholders (as restated) ...   $  (2,518)   $  (2,889)   $  (6,085)   $ (43,379)   $(104,677)
                                    =========    =========    =========    =========    =========
Net loss per share -
Basic:
   Before cumulative effect of
     accounting change (as
     restated) ..................   $   (0.16)   $   (0.18)   $   (0.08)   $   (2.38)   $   (3.64)
   Cumulative effect of
     accounting change ..........        --           --          (0.30)        --           --
   After cumulative effect of
     accounting change (as
     restated) ..................   $   (0.16)   $   (0.18)   $   (0.38)   $   (2.38)   $   (3.64)

Net loss per share -
Diluted:
   Before cumulative effect of
     accounting change (as
     restated) ..................   $   (0.16)   $   (0.18)   $   (0.08)   $   (2.38)   $   (3.64)
   Cumulative effect of
     accounting change ..........        --           --          (0.30)        --           --
   After cumulative effect of
     accounting change (as
     restated) ..................   $   (0.16)   $   (0.18)   $   (0.38)   $   (2.38)   $   (3.64)

Weighted average shares
   outstanding (000)
   Basic ........................      15,815       15,825       15,834       18,215       28,733
   Diluted ......................      15,815       15,825       15,834       18,215       28,733

                                                    AS OF DECEMBER 31,
                               ----------------------------------------------------------
                                  2000        2001        2002       2003         2004
----------------------------   ---------   ---------   ---------   ---------    ---------
                                                     (in thousands)
BALANCE SHEET DATA:
Working capital ............   $  27,957   $  25,109   $  11,731   $ (18,018)   $ (12,295)
Total assets ...............     308,092     288,467     316,444     253,105      131,811
Bank borrowings, convertible
   debenture and long-term
   obligations .............     114,439     111,336     106,937      68,587       48,455
Shareholders' equity .......     130,489     125,164     121,161     107,709       30,678

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

         We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net loss for the years ended December 31, 2002, 2003 and 2004 were as follows (dollars in thousands):

REVENUES AND NET LOSS:                        2002          2003         2004
-----------------------------------------   ---------    ---------    ---------

Net sales ...............................   $ 347,391    $ 320,423    $ 155,453
Net loss before cumulative effect of
   accounting change ....................   $  (1,214)   $ (35,885)   $(104,677)
Net loss after cumulative effect of
   accounting change ....................   $  (6,085)   $ (35,885)   $(104,677)



         Cash flows for the years ended December 31, 2002, 2003 and 2004 were as follows (dollars in thousands):

CASH FLOWS:                                      2002        2003        2004
--------------------------------------------   --------    --------    --------
Net cash provided by operating activities ..   $ 16,047    $  9,935    $ 12,168
Net cash provided by (used in) investing
   activities ..............................   $ (6,179)   $ (1,504)   $  1,250
Net cash used in financing activities ......   $ (8,479)   $ (6,295)   $(15,552)


RESTATEMENT OF FINANCIAL RESULTS

         As a result of a review by Securities and Exchange Commission ("SEC") in connection with our filing of a registration statement, we have reviewed the accounting treatment of our October 2003 private placement of convertible preferred stock. As a result, we have revised our accounting treatment for this transaction to record a beneficial conversion feature in accordance with Emerging Issues Task Force ("EITF") No. 98-5 and to restate our financial statements for the fiscal years ended December 31, 2003 and 2004 to reflect the beneficial conversion feature of the convertible preferred stock. The restatement results in changes in classification of certain items included within shareholders' equity on our balance sheet as of December 31, 2003 and 2004, and a reduction to our earnings per share calculations for the year ended December 31, 2003. The restatement has no impact on total assets, liabilities, total shareholders' equity, net income (loss) or cash flows. The restatement will not have any effect on reported earnings for future periods.

         We have restated our 2003 and 2004 financial statements to reflect the recording of a beneficial conversion feature of $7.5 million. The beneficial conversion feature relates to issuance of 881,732 shares of Series A convertible preferred stock in fiscal 2003. The beneficial conversion feature of the preferred shares in the amount of $7.5 million is recorded in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported $(1.97) per share. The beneficial conversion feature does not change our reported earnings (loss) per share for the year ended December 31, 2004, nor any subsequent period. The effect of recording the beneficial conversion feature on the December 31, 2004 financial statements was an increase in the accumulated deficit of $7.5 million and an offsetting increase in contributed capital. The restatement did not change total stockholders' equity at December 31, 2003 or 2004.


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

         As noted above, we have restated our 2003 financial statements to record a beneficial conversion feature of the preferred shares we issued in October 2003 in the amount of $7.5 million in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported $(1.97) per share.

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

         Cash flows for the years ended December 31, 2002, 2003 and 2004 were as follows (dollars in thousands):

CASH FLOWS:                                      2002        2003        2004
--------------------------------------------   --------    --------    --------
Net cash provided by operating activities ..   $ 16,047    $  9,935    $ 12,168
Net cash provided by (used in) investing
   activities ..............................   $ (6,179)   $ (1,504)   $  1,250
Net cash used in financing activities ......   $ (8,479)   $ (6,295)   $(15,552)


         Net cash provided by operating activities was $12.2 million in 2004, as compared to net cash provided by operations in 2003 of $9.9 million and $16.0 million in 2002. Net cash provided by operations in 2004 resulted primarily from a net loss of $104.7 million offset by depreciation and amortization of $8.3 million, asset impairment of $78.0 million and cumulative translation of $22.8 million. In addition to these items, the components of working capital impacting cash from operations included a decrease of $21.2 million in accounts receivable and a decrease of $4.2 million in inventory.

         During 2004, cash flow provided by investing activities was $1.3 million, as compared to net cash used in investing activities of $1.5 million in 2003 and $6.2 million in 2002. Cash provided by investing activities in 2004 included approximately $1.2 million of proceeds from the sale of fixed assets.

         During 2004, net cash used in financing activities was $15.6 million as compared to $6.3 million in 2003 and $8.5 million in 2002. Net cash used in financing activities in 2004 included $11.3 million net repayment of our short-term bank borrowings and $17.2 million net repayment of indebtedness under our credit facilities, partially offset by $9.4 million of net proceeds from the issuance of convertible debentures and $3.6 million of net proceeds from the issuance of preferred stock and warrant.

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

         We believe that each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties. We have adopted a policy that any transactions between us and any of our affiliates or related parties, including our executive officers, directors, the family members of those individuals and any of their affiliates, must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2004, the end of the period covered by this report. Members of the company's management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         As was initially reported, management was satisfied that its disclosure controls and procedures were effective and that no significant changes in its internal control over financial reporting had occurred. Subsequent to such evaluations, as a result of a review by the Securities and Exchange Commission in connection with our filing of a registration statement, we reviewed the accounting treatment of our October 2003 private placement of convertible preferred stock. We initially concluded that the convertible preferred stock issued did not contain a beneficial conversion feature that should be recognized and measured separately. After our review, management and the Audit Committee of the Board of Directors determined to revise our accounting treatment to reflect the beneficial conversion feature of the convertible preferred stock and to restate our financial statements for the fiscal years ended December 31, 2003 and 2004.

         In light of the restatement, management and Grant Thornton LLP, our independent accountants, concluded that a material weakness existed in our internal control over financial reporting. As a result, management has now concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report. Subsequent to December 31, 2004, we remedied this material weakness by changing our policies and procedures for accounting for instruments with convertible features. Specifically, our Chief Financial Officer, who was hired in the third quarter of 2004, will review and approve the appropriate accounting for convertible instruments and determine whether any embedded beneficial conversion feature is required to be recognized and measured separately.

         Additionally, in connection with its audit of our Consolidated Financial Statements for the year ended December 31, 2003, Grant Thornton LLP, our independent accountants, advised the Audit Committee and management of our need for additional staff with expertise in preparing required disclosures in the Notes to the Financial Statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and evaluating the effect of new accounting pronouncements on us. Grant Thornton LLP considered these matters to be significant deficiencies as that term is defined under standards established by the Public Company Accounting Oversight Board (United States). In response to the observations made by Grant Thornton LLP, in 2004 we implemented certain enhancements to our financial reporting processes, including reassigning a member of our financial staff to a newly created "Financial Reporting" position in the second and third quarters of 2004, and increased training of staff on SEC financial reporting requirements. Our newly hired Chief Financial Officer is also evaluating various accounting research tools to provide more technical resources to our financial reporting group. The member of our financial staff assigned to the Financial Reporting position has since left the company, and our corporate controller has been performing the functions of this new position since the third quarter of 2004. We will continue to evaluate the performance and needs of our financial staff, including whether to fill the vacancy in the Financial Reporting position, and implement changes that we determine are necessary or advisable. We believe we are taking the appropriate steps to address the matters raised by Grant Thornton LLP. We do not believe any of the foregoing actions taken in the fourth quarter of 2004, to the extent they affect internal controls over financial reporting, are so significant as to materially affect our internal controls over financial reporting.

         CHANGES IN CONTROLS AND PROCEDURES

         During the fourth quarter of 2004, there were no significant changes in our internal controls or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. Subsequent to December 31, 2004, in response to the material weakness discussed above, we changed our policies and procedures for accounting for instruments with convertible features.


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

         (b) Exhibits. See the Exhibit Index attached to this Form 10-K annual report.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE
                                                                            ----

Financial Statements

    Report of Independent Registered Public Accounting Firm,
         Grant Thornton LLP..................................................F-2

    Report of Independent Registered Public Accounting Firm,
         Ernst & Young LLP...................................................F-3

    Consolidated Balance Sheets--December 31, 2003 and 2004..................F-4

    Consolidated Statements of Operations and Comprehensive Loss--
         Three year period ended December 31, 2004...........................F-5

    Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 2004......................................F-6

    Consolidated Statements of Cash Flows--Three year period
         ended December 31, 2004.............................................F-7

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

As  described  in  Note  22  to  the  consolidated  financial  statements,   the
accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 have been restated.




                                                 /S/ GRANT THORNTON LLP


Los Angeles, California
March 24, 2005, except for Note 19,
as to which the date is March 30, 2005, and
Note 22, as to which the date is May 31, 2005

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





                                                 /S/ ERNST & YOUNG LLP


Los Angeles, California
March 14, 2003

                                               TARRANT APPAREL GROUP

                                            CONSOLIDATED BALANCE SHEETS
                                                                                            DECEMBER 31,
                                                                                       2003             2004
                                                                                  -------------    -------------
                                ASSETS                                               (as restated - see Note 22)
                                ------                                            ------------------------------
Current assets:
  Cash and cash equivalents ...................................................   $   3,319,964    $   1,214,944
  Restricted cash .............................................................       2,759,742             --
  Accounts receivable, net ....................................................      57,165,926       37,759,343
  Due from related parties ....................................................      18,056,488       10,651,914
  Inventory ...................................................................      23,251,591       19,144,105
  Current portion of note receivable from related party .......................            --          5,323,733
  Prepaid expenses ............................................................       1,776,142        1,251,684
  Prepaid royalties ...........................................................            --          2,257,985
  Income taxes receivable .....................................................         277,695          144,796
                                                                                  -------------    -------------

    Total current assets ......................................................     106,607,548       77,748,504

  Property and equipment, net .................................................     135,645,751        1,874,893
  Notes receivable - related party, net of current portion ....................            --         40,107,337
  Equity method investment ....................................................       1,434,375        1,880,281
  Deferred financing cost, net ................................................         326,932        1,203,259
  Other assets ................................................................         507,704          414,161
  Goodwill, net ...............................................................       8,582,845        8,582,845
                                                                                  -------------    -------------

    Total assets ..............................................................   $ 253,105,155    $ 131,811,280
                                                                                  =============    =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings ..................................................   $  29,293,323    $  17,951,157
  Accounts payable ............................................................      23,514,894       24,394,553
  Accrued expenses ............................................................      11,194,421       11,243,179
  Income taxes ................................................................      16,497,939       16,826,383
  Due to related parties ......................................................       5,418,795             --
  Due to shareholders .........................................................             496             --
  Current portion of long-term obligations ....................................      38,705,240       19,628,701
                                                                                  -------------    -------------

    Total current liabilities .................................................     124,625,108       90,043,973

Long-term obligations .........................................................         588,272        2,544,546
Convertible debentures, net ...................................................            --          8,330,483
Deferred tax liabilities ......................................................         275,129          213,784

Minority interest in UAV ......................................................       5,141,620             --
Minority interest in Tarrant Mexico ...........................................      14,766,215             --

Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized;
   no shares (2003) and no shares (2004) issued and outstanding ...............            --               --
Common stock, no par value, 100,000,000 shares authorized;
   27,614,763 shares (2003) and 28,814,763 shares (2004) issued and outstanding     107,891,426      111,515,091
Warrant to purchase common stock ..............................................       1,798,733        2,846,833
Contributed capital ...........................................................       9,000,553        9,965,591
Retained earnings (Accumulated deficit) .......................................      13,493,712      (91,182,959)
Notes receivable from officer/shareholder .....................................      (4,796,428)      (2,466,062)
Accumulated other comprehensive loss ..........................................     (19,679,185)            --
                                                                                  -------------    -------------

    Total shareholders' equity ................................................     107,708,811       30,678,494
                                                                                  -------------    -------------

    Total liabilities and shareholders' equity ................................   $ 253,105,155    $ 131,811,280
                                                                                  =============    =============

                             See accompanying notes.

                              TARRANT APPAREL GROUP

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                           YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                   2002            2003             2004
                                              -------------    -------------    -------------
Net sales .................................   $ 347,390,930    $ 320,422,850    $ 155,452,663
Cost of sales .............................     302,082,144      288,445,173      134,492,460
                                              -------------    -------------    -------------

Gross profit ..............................      45,308,786       31,977,677       20,960,203
Selling and distribution expenses .........      10,757,029       11,329,414        9,290,819
General and administrative expenses .......      30,082,061       31,767,122       32,083,637
Write-off of prepaid expenses .............            --          2,771,989             --
Impairment charges ........................            --         19,504,521       77,982,034
Cumulative translation loss attributable to
   liquidated Mexico operations ...........            --               --         22,786,125
                                              -------------    -------------    -------------

Income (loss) from operations .............       4,469,696      (33,395,369)    (121,182,412)
Interest expense ..........................      (5,443,995)      (5,602,556)      (2,857,096)
Interest income ...........................       4,748,144          424,518          377,587
Minority interest .........................      (4,580,766)       3,461,243       15,331,171
Other income ..............................       2,647,975        4,784,479        7,136,343
Other expense .............................      (2,004,073)      (1,425,346)      (1,134,145)
                                              -------------    -------------    -------------

Loss before provision for income taxes and
   cumulative effect of accounting change .        (163,019)     (31,753,031)    (102,328,552)
Provision for income taxes ................       1,051,018        4,131,629        2,348,119
                                              -------------    -------------    -------------

Loss before cumulative effect of
   accounting change ......................      (1,214,037)     (35,884,660)    (104,676,671)
Cumulative effect of accounting change ....      (4,871,244)            --               --
                                              -------------    -------------    -------------

Net loss ..................................   $  (6,085,281)   $ (35,884,660)   $(104,676,671)
                                              =============    =============    =============

Net loss per share - Basic and Diluted
(as restated, see Note 22):
   Before cumulative effect of
      accounting change ...................   $       (0.08)   $       (2.38)   $       (3.64)
   Cumulative effect of accounting change .           (0.30)            --               --
                                              -------------    -------------    -------------
   After cumulative effect of
      accounting change ...................   $       (0.38)   $       (2.38)   $       (3.64)
                                              =============    =============    =============


Net loss ..................................   $  (6,085,281)   $ (35,884,660)   $(104,676,671)
Foreign curreny translation adjustment ....     (13,282,977)      (9,945,727)            --
                                              -------------    -------------    -------------
Total Comprehensive loss ..................   $ (19,368,258)   $ (45,830,387)   $(104,676,671)
                                              =============    =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004



                                   Preferred         Number            Common           Number                        Contributed
                                     Stock          of Shares           Stock         of Shares        Warrants         Capital
                                 -------------    -------------    -------------    -------------    -------------   -------------
Balance at January 1, 2002 ...   $        --               --      $  69,341,090       15,840,815             --     $   1,434,259
  Net loss ...................            --               --               --               --               --              --
  Currency translation .......            --               --               --               --               --              --

  Comprehensive loss .........            --               --               --               --               --              --
  Exercise of stock options ..            --               --             24,135            5,500             --              --
  Income tax benefit from
   exercise of stock options .            --               --              3,014             --               --              --
  Issuance of preferred stock        8,820,573          100,000             --               --               --              --
  Repayment from shareholders,
   net .......................            --               --               --               --               --              --
                                 -------------    -------------    -------------    -------------    -------------   -------------
Balance at December 31, 2002 .       8,820,573          100,000       69,368,239       15,846,315             --         1,434,259
  Net loss ...................            --               --               --               --               --              --
  Currency translation .......            --               --               --               --               --              --

  Comprehensive loss .........            --               --               --               --               --              --
  Conversion of preferred
   stock to common stock .....      (8,820,573)        (100,000)       8,820,573        3,000,000             --              --
  Issuance of preferred stock
   and warrant, net ..........      29,226,041          881,732             --               --          1,798,733            --
  Conversion of preferred
   stock to common stock .....     (29,226,041)        (881,732)      29,226,041        8,817,320             --              --
  Intrinsic value of beneficial
   conversion associated with
   convertible preferred stock            --               --               --               --               --         7,494,722
  Issuance of common stock ...            --               --            788,000          200,000             --              --
  Retirement of stock ........            --               --           (311,427)        (248,872)            --              --
  Compensation expense .......            --               --               --               --               --            71,572
  Repayment from shareholders             --               --               --               --               --              --
                                 -------------    -------------    -------------    -------------    -------------   -------------

Balance at December 31, 2003
(as restated, see Note 22) ...            --               --        107,891,426       27,614,763        1,798,733       9,000,553
  Currency translation .......            --               --               --               --               --              --
  Net loss ...................            --               --               --               --               --              --
  Cumulative translation loss
    attributable to liquidated
    Mexico operations ........            --               --               --               --               --              --
  Compensation expense .......            --               --               --               --               --           161,038
  Issuance of common stock ...            --               --          3,623,665        1,200,000           44,100            --
  Issuance of warrants with
    debentures ...............            --               --               --               --          1,004,000            --
  Intrinsic value of bene-
    ficial conversion
    associated with con-
    vertible debentures ......            --               --               --               --               --           804,000
  Repayment from shareholders             --               --               --               --               --              --
  Reclassification of share-
    holders' receivable to
    current asset ............            --               --               --               --               --              --
                                 -------------    -------------    -------------    -------------    -------------   -------------

Balance at December 31, 2004
(as restated, see Note 22) ...   $        --               --      $ 111,515,091       28,814,763    $   2,846,833   $   9,965,591
                                 =============    =============    =============    =============    =============   =============



                                   Retained        Accumulated
                                    Earnings          Other           Notes            Total
                                 (Accumulated     Comprehensive       from          Shareholders'
                                    Deficit)      Income (Loss)    Shareholders        Equity
                                 -------------    -------------    -------------    -------------

Balance at January 1, 2002 ...   $  62,958,375    $   3,549,519    $ (12,118,773)   $ 125,164,470
  Net loss ...................      (6,085,281)            --               --         (6,085,281)
  Currency translation .......            --        (13,282,977)            --        (13,282,977)
                                                                                    -------------
  Comprehensive loss .........            --               --               --        (19,368,258)
  Exercise of stock options ..            --               --               --             24,135
  Income tax benefit from
   exercise of stock options .            --               --               --              3,014
  Issuance of preferred stock             --               --               --          8,820,573
  Repayment from shareholders,
   net .......................            --               --          6,516,969        6,516,969
                                 -------------    -------------    -------------    -------------
Balance at December 31, 2002 .      56,873,094       (9,733,458)      (5,601,804)     121,160,903
  Net loss ...................     (35,884,660)            --               --        (35,844,660)
  Currency translation .......            --         (9,945,727)            --         (9,945,727)
                                                                                    -------------
  Comprehensive loss .........            --               --               --        (45,830,387)
  Conversion of preferred
   stock to common stock .....            --               --               --               --
  Issuance of preferred stock
   and warrant, net ..........            --               --               --         31,024,774
  Conversion of preferred
   stock to common stock .....            --               --               --               --
  Intrinsic value of beneficial
   conversion associated with
   convertible preferred stock      (7,494,722)            --               --               --
  Issuance of common stock ...            --               --               --            788,000
  Retirement of stock ........            --               --               --           (311,427)
  Compensation expense .......            --               --               --             71,572
  Repayment from shareholders             --               --            805,376          805,376
                                 -------------    -------------    -------------    -------------

Balance at December 31, 2003
(as restated, see Note 22) ...      13,493,712      (19,679,185)      (4,796,428)     107,708,811
  Currency translation .......            --         (3,106,940)            --         (3,106,940)
  Net loss ...................    (104,676,671)            --               --       (104,676,671)
  Cumulative translation loss
    attributable to liquidated
    Mexico operations ........            --         22,786,125             --         22,786,125
  Compensation expense .......            --               --               --            161,038
  Issuance of common stock ...            --               --               --          3,667,765
  Issuance of warrants with
    debentures ...............            --               --               --          1,004,000
  Intrinsic value of bene-
    ficial conversion
    associated with con-
    vertible debentures ......            --               --               --            804,000
  Repayment from shareholders             --               --             30,366           30,366
  Reclassification of share-
    holders' receivable to
    current asset ............            --               --          2,300,000        2,300,000
                                 -------------    -------------    -------------    -------------

Balance at December 31, 2004
(as restated, see Note 22) ...   $ (91,182,959)   $        --      $  (2,466,062)   $  30,678,494
                                 =============    =============    =============    =============


                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                2002             2003              2004
                                                            -------------    -------------    -------------
Operating activities:
Net loss ................................................   $  (6,085,281)   $ (35,884,660)   $(104,676,671)
Adjustments to reconcile net loss to net cash provided by
operating activities:
   Deferred taxes .......................................        (107,162)        (132,622)         (61,345)
   Depreciation and amortization ........................      10,441,086       16,097,595        8,337,946
   Accrued interest on note receivable ..................      (4,452,490)            --               --
   Cumulative effect of accounting change ...............       4,871,244             --               --
   Impairment charges ...................................            --         22,276,510       77,982,034
   Cumulative transaction loss attributable to the
      liquidated Mexico operations ......................            --               --         22,786,125
   Inventory write-down .................................            --         10,986,153             --
   Income from equity method investment .................            --               --           (769,706)
   Loss on sale of fixed assets .........................           5,291          593,626          (15,272)
   Unrealized (gain) loss on foreign currency ...........       1,014,696          560,602         (367,262)
   Minority interest ....................................       4,426,080       (3,218,069)     (15,331,171)
   Gain on legal settlement .............................        (473,041)        (235,785)            --
   Compensation expense related to stock options ........            --             71,572          161,038
   Change in the provision for returns and discounts ....         453,167         (324,387)      (1,747,060)
   Changes in operating assets and liabilities:
      Restricted cash ...................................            --         (2,759,742)       2,759,742
      Accounts receivable ...............................      (7,141,536)       7,856,700       21,224,454
      Due to/from related parties .......................         673,650      (14,801,324)        (122,389)
      Inventory .........................................       5,818,431        9,626,509        4,162,158
      Temporary quota ...................................         369,849             --               --
      Prepaid expenses ..................................       1,551,324          590,046       (1,860,955)
      Other assets ......................................            --            450,782             --
      Accounts payable ..................................      (3,772,979)      (4,207,552)         687,758
      Accrued expenses and income tax payable ...........       8,454,900        2,388,976         (981,196)
                                                            -------------    -------------    -------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES ............      16,047,229        9,934,930       12,168,228

Investing activities:
Purchase of fixed assets ................................      (2,984,547)        (368,113)        (111,836)
Proceeds from sale of fixed assets ......................            --            209,788        1,219,904
Acquisitions, net of cash ...............................      (2,355,954)            --               --
Investment in equity investment method ..................            --         (1,434,375)        (137,000)
Distribution from equity investment method ..............            --               --            460,800
Investment in joint venture .............................            --               --           (211,963)
Advances to shareholders/officers .......................      (1,008,591)            --               --
Collection of advances from shareholders/officers .......         169,991           88,723           30,366
                                                            -------------    -------------    -------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..      (6,179,101)      (1,503,977)       1,250,271

Financing activities:
Short-term bank borrowings, net .........................       7,241,576         (161,194)     (11,342,166)
Proceeds from long-term obligations .....................     198,551,201      239,280,109      129,667,084
Payment of financing costs ..............................         (44,560)            --         (1,124,668)
Payment of long-term obligations and bank borrowings ....    (211,894,730)    (275,640,677)    (146,375,987)
Repayments of borrowings from shareholders/officers .....      (2,359,847)        (486,379)            --
Proceeds from issuance of preferred stock and warrant ...            --         31,024,774        3,623,665
Proceeds from convertible debentures ....................            --               --         10,000,000
Repurchase of shares ....................................            --           (311,427)            --
Exercise of stock options including related tax benefit .          27,149             --               --
                                                            -------------    -------------    -------------

   NET CASH USED IN FINANCING ACTIVITIES ................      (8,479,211)      (6,294,794)     (15,552,072)

Effect of exchange rate on cash .........................      (1,524,882)        (204,677)          28,553
                                                            -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents ........        (135,965)       1,931,482       (2,105,020)

Cash and cash equivalents at beginning of year ..........       1,524,447        1,388,482        3,319,964
                                                            -------------    -------------    -------------

Cash and cash equivalents at end of year ................   $   1,388,482    $   3,319,964    $   1,214,944
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

NET LOSS PER SHARE

Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic loss per share and diluted loss per share is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                    2002             2003             2004
                                               -------------    -------------    -------------
                                                                (as restated,
                                                                 see Note 22)
Basic and Diluted EPS Computation:
Numerator:
Reported net loss ..........................   $  (6,085,281)   $ (35,884,660)   $(104,676,671)
Dividend to the preferred stockholders .....            --         (7,494,722)            --
                                               -------------    -------------    -------------
Net loss available to common stockholders ..   $  (6,085,281)   $ (43,379,382)   $(104,676,671)

Denominator:
Weighted average common shares outstanding -
Basic and Diluted ..........................      15,834,122       18,215,071       28,732,796

Basic and Diluted EPS ......................   $       (0.38)   $       (2.38)   $       (3.64)
                                               =============    =============    =============


The  following   potentially  dilutive  securities  were  not  included  in  the computation of loss per share, because to do so would have been anti-dilutive:

                                   2002               2003               2004
                                ----------         ----------         ----------

Options ...............          6,376,487          8,926,087          8,331,962
Warrants ..............               --              881,732          2,361,732
   Total ..............          6,376,487          9,807,819         10,693,694


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                       2002              2003               2004
                                                  --------------    --------------     --------------
Net loss as reported ........................     $   (6,085,281)   $  (35,884,660)    $ (104,676,671)
Add stock-based employee compensation charges
   reported in net loss .....................     $            0    $       71,572     $      161,038
Pro forma compensation expense, net of tax ..     $   (3,433,779)   $   (4,115,263)    $   (3,852,990)
Pro forma net loss ..........................     $   (9,519,060)   $  (39,928,351)    $ (108,368,623)
Net loss per share
  Basic and diluted (as restated, see
    Note 22) ................................     $        (0.38)   $        (2.38)    $        (3.64)
Add stock-based employee compensation charges
   reported in net loss
   Basic and diluted ........................     $         0.00    $         0.00     $         0.01
Pro forma compensation expense per share
   Basic and diluted ........................     $        (0.22)   $        (0.22)    $        (0.14)
Pro forma loss per share
  Basic and diluted (as restated, see
     Note 22) ...............................     $        (0.60)   $        (2.60)    $        (3.77)


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

2.       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2003            2004
                                                   ------------    ------------
U.S. trade accounts receivable .................   $ 31,685,308    $  3,248,887
Foreign trade accounts receivable ..............     24,528,500      17,148,600
Factored accounts receivable ...................           --        19,452,756
Other receivables ..............................      5,178,501         346,965
Allowance for returns, discounts and bad debts .     (4,226,383)     (2,437,865)
                                                   ------------    ------------
                                                   $ 57,165,926    $ 37,759,343
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

Included in the $45.4 million notes receivable - related party on the accompanying balance sheet as of December 31, 2004 was $1,317,000 of Mexico valued added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers, is as follows:

                 Year ending December 31,            Amount
                 ------------------------            ------

                        2005                       $ 5,323,733
                        2006                       $ 5,323,733
                        2007                       $ 5,323,733
                        2008                       $ 4,020,400
                        2009                       $ 4,020,400
                        2010 and thereafter        $21,419,000
                        Total                      $45,431,000

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

         Balance as of December 31, 2003 .....     $  1,434,375
         Additional capital contribution .....          137,000
         Share of income......................          769,706
         Distribution ........................         (460,800)
                                                   ------------
         Balance as of December 31, 2004......     $  1,880,281
                                                   ============

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

The following table presents our results on a comparable basis:

                                                                YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                        2002             2003             2004
                                                  ---------------  ---------------   ---------------
Reported net loss before cumulative effect
   of accounting change .......................   $    (1,214,037) $   (35,884,660)  $  (104,676,671)
Cumulative effect of accounting change ........        (4,871,244)            --                --
                                                  ---------------  ---------------   ---------------

Reported net loss after cumulative effect
     of accounting change .....................   $    (6,085,281) $   (35,884,660)  $  (104,676,671)
                                                  ===============  ===============   ===============

Basic and diluted earnings per common share:
Reported net loss before cumulative effect of
   accounting change (as restated, see Note 22)   $         (0.08) $         (2.38)  $         (3.64)
Cumulative effect of accounting change ........             (0.30)            --                --
                                                  ---------------  ---------------   ---------------

Adjusted net loss after cumulative effect of
     accounting change (restated, see Note 22)    $         (0.38) $         (2.38)  $         (3.64)
                                                  ===============  ===============   ===============


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

2005.....................................................      $   267,106
2006.....................................................          181,642
2007.....................................................          118,516
2008.....................................................               --
2009.....................................................               --
Thereafter...............................................               --
                                                               -----------

      Total future minimum lease payments................      $   567,264
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

A summary of our stock option activity, and related information is as follows:

                                  2002                   2003                   2004
                          ---------------------  ---------------------  ---------------------
                                       WEIGHTED               WEIGHTED               WEIGHTED
                                       AVERAGE                AVERAGE                AVERAGE
                                       EXERCISE               EXERCISE               EXERCISE
                           OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                          ---------    --------  ---------    --------  ---------    -------
Options outstanding at
   beginning of year .    3,520,737    $11.90    6,376,487    $ 8.89    8,926,087    $ 7.13
      Granted ........    3,004,000      5.50    3,288,100      3.67       83,000      3.04
      Exercised ......       (5,500)     4.39         --        --           --        --
      Forfeited ......     (142,750)    12.14     (738,500)     6.91     (677,125)     5.43
                          ---------              ---------              ---------

Outstanding at end of
   year ..............    6,376,487    $ 8.89    8,926,087    $ 7.13    8,331,962    $ 7.22
                          =========              =========              =========

Exercisable at end of
   year ..............    3,535,487    $11.35    4,028,487    $10.56    5,251,250    $ 9.04
Weighted average per
   option fair value
   of options granted
   during the year ...                 $ 2.89                 $ 1.92                 $ 1.36

The following table summarizes information about stock options outstanding at December 31, 2004:

                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                  ------------------------------------   -----------------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED                  WEIGHTED
                                 REMAINING    AVERAGE                   AVERAGE
                     NUMBER     CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
 EXERCISE PRICE   OUTSTANDING      LIFE        PRICE     EXERCISABLE     PRICE
--------------------------------------------------------------------------------
$ 1.39 - $ 3.60      374,350        9.0      $  3.41         86,138    $  3.53
$ 3.65 - $ 3.68    2,255,000        8.4         3.65        625,000       3.65
$ 3.94 - $ 5.09      896,612        7.5         4.37        441,612       4.82
$ 5.50             2,754,000        7.3         5.50      2,002,000       5.50
$ 5.55 - $ 9.97      474,500        3.5         7.02        444,000       7.09
$13.50 - $15.50    1,011,000        3.7        13.51      1,011,000      13.51
$18.44 - $18.50       23,000        3.7        18.50         23,000      18.50
$25.00               500,000        4.3        25.00        500,000      25.00
$33.13 - $39.97       41,500        4.2        39.31         41,500      39.31
$45.50                 2,000        4.3        45.50          2,000      45.50
                  ----------                             ----------

$ 1.39 - $45.50    8,331,962        6.8      $  7.22      5,176,250    $  9.11
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

In  October  2003,  we sold an  aggregate  of  881,732  shares  of the  Series A
Convertible Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals and raised an aggregate of approximately $31 million, after payment of commissions and expenses. We used the proceeds of this offering to pay down vendors and reduce debts. The preferred stock was convertible into shares of our common stock at an effective price of $3.80 per share. The closing price of our stock was $4.65 on the date of issuance. The preferred stock was converted into an aggregate of 8,817,320 shares of common stock following a special meeting of shareholders held on December 4, 2003 in accordance with the original conversion terms. The intrinsic value of the conversion feature of the Series A Convertible Preferred Stock was approximately $7.5 million and has been recorded as a return to the preferred shareholders over the period from the date of issuance through December 4, 2003 (the earliest date of conversion). The return to the preferred shareholders has been reflected in the accompanying statement of stockholders' equity as a reduction of retained earnings and a corresponding increase in contributed capital for the year ended December 31, 2003. See Note 22 of the "Notes to Consolidated Financial Statements."

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

We believe that each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

                                                                                    ADJUSTMENTS
                                                                                        AND
                               UNITED STATES          ASIA            MEXICO        ELIMINATIONS          TOTAL
                               -------------     -------------    --------------    -------------    --------------
2002
----
Sales......................    $ 332,877,000     $   3,943,000    $   10,571,000    $          --    $  347,391,000
Inter-company sales........       14,474,000        90,830,000        82,531,000     (187,835,000)               --
                               -------------     -------------    --------------    -------------    --------------
Total revenue..............    $ 347,351,000     $  94,773,000    $   93,102,000    $(187,835,000)   $  347,391,000
                               =============     =============    ==============    =============    ==============

Income (loss) from operations  $   6,916,000     $   4,950,000    $   (7,396,000)   $          --    $    4,470,000
                               =============     =============    ==============    =============    ==============
Interest income............    $     287,000     $   4,453,000    $        8,000    $          --    $    4,748,000
                               =============     =============    ==============    =============    ==============
Interest expense...........    $   5,160,000     $          --    $      284,000    $          --    $    5,444,000
                               =============     =============    ==============    =============    ==============
Provision for depreciation
 and amortization..........    $   1,542,000     $     452,000    $    8,447,000    $          --    $   10,441,000
                               =============     =============    ==============    =============    ==============
Capital expenditures.......    $     367,000     $      34,000    $    2,584,000    $          --    $    2,985,000
                               =============     =============    ==============    =============    ==============

Total assets...............    $ 165,036,000     $ 107,266,000    $  292,113,000    $(247,971,000)   $  316,444,000
                               =============     =============    ==============    ===============  ==============

2003
----
Sales......................    $ 291,993,000     $   7,359,000    $   21,071,000    $          --    $  320,423,000
Inter-company sales........       33,441,000       112,481,000        75,716,000     (221,638,000)               --
                               -------------     -------------    --------------    -------------    --------------
Total revenue..............    $ 325,434,000     $ 119,840,000    $   96,787,000    $(221,638,000)   $  320,423,000
                               =============     =============    ==============    =============    ==============

Income (loss) from operations  $ (10,835,000)    $   7,556,000    $  (30,116,000)   $          --    $  (33,395,000)
                               =============     =============    ==============    =============    ==============
Interest income............    $     419,000     $          --    $        6,000    $          --    $      425,000
                               =============     ==============   ==============    =============    ==============
Interest expense...........    $   5,215,000     $      41,000    $      347,000    $          --    $    5,603,000
                               =============     =============    ==============    =============    ==============
Provision for depreciation
 and amortization..........    $   1,547,000     $     261,000    $   14,290,000    $          --    $   16,098,000
                               =============     =============    ==============    =============    ==============
Capital expenditures.......    $      94,000     $      84,000    $      190,000    $          --    $      368,000
                               =============     =============    ==============    =============    ==============

Total assets...............    $ 128,058,000     $ 117,783,000    $  201,050,000    $(193,786,000)   $  253,105,000
                               =============     =============    ==============    =============    ==============

2004
----
Sales......................    $ 149,568,000     $   1,838,000    $    4,047,000    $          --    $  155,453,000
Inter-company sales........               --        80,420,000         7,453,000      (87,873,000)               --
                               --------------    -------------    --------------    -------------    --------------
Total revenue..............    $ 149,568,000     $  82,258,000    $   11,500,000    $ (87,873,000)   $  155,453,000
                               =============     =============    ==============    =============    ==============

Income (loss) from operations  $ (12,659,000)    $   3,663,000    $  (89,400,000)   $ (22,786,000)   $(121,182,000)
                               =============     =============    ==============    ==============   =============
Interest income............    $     378,000     $          --    $           --    $          --    $      378,000
                               ==============    =============    ==============    =============    ==============
Interest expense...........    $   2,764,000     $      55,000    $      38,0000    $          --    $    2,857,000
                               =============     =============    ==============    =============    ==============
Provision for depreciation
 and amortization..........    $   1,283,000     $     219,000    $    6,836,000    $          --    $    8,338,000
                               =============     =============    ==============    =============    ==============
Capital expenditures.......    $      48,000     $      64,000    $           --    $          --    $      112,000
                               =============     =============    ==============    =============    ==============

Total assets...............    $ 113,046,000     $ 121,007,000    $   31,603,000    $(133,845,000)   $  131,811,000
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

20.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                            QUARTER ENDED
                                            --------------------------------------------
                                             MAR. 31     JUN. 30     SEP. 30     DEC. 31
                                            --------    --------    --------    --------
                                                 (in thousands, except per share data)
2003
----
Net sales ...............................   $ 78,736    $ 78,194    $ 96,458    $ 67,035
Gross profit ............................      8,802        (432)     11,514      12,094
Operating income (loss) .................     (1,310)    (34,367)      1,448         834
Net income (loss) .......................   $ (3,879)   $(32,571)   $    138    $    427
Net income (loss) per common share
(restated):
   Basic ................................   $  (0.24)   $  (1.94)   $   0.01    $  (0.33)
   Diluted ..............................   $  (0.24)   $  (1.94)   $   0.01    $  (0.33)

Reported net income (loss) ..............   $ (3,879)   $(32,571)   $    138    $    427
Dividend to preferred stockholders ......       --          --          --        (7,494)
Net income (loss) available to common
  stockholders (as restated, see Note 22)   $ (3,879)   $(32,571)   $    138    $ (7,067)

Weighted average shares outstanding:
   Basic ................................     15,837      16,832      18,765      21,426
   Diluted ..............................     15,837      16,832      18,767      21,426


2004
----
Net sales ...............................   $ 42,155    $ 38,489    $ 38,102    $ 36,707
Gross profit ............................      7,500       5,266       4,135       4,060
Operating loss ..........................     (5,921)    (84,393)     (3,442)    (27,426)
Net loss ................................   $ (2,974)   $(68,567)   $ (4,019)   $(29,117)
Net loss per common share:
   Basic ................................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
   Diluted ..............................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
Weighted average shares outstanding:
   Basic ................................     28,485      28,649      28,815      28,815
   Diluted ..............................     28,485      28,649      28,815      28,815

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

22.      RESTATEMENT OF FINANCIAL RESULTS

As a result of a review by Securities and Exchange Commission ("SEC") in connection with our filing of a registration statement, we have reviewed the accounting treatment of our October 2003 private placement of convertible preferred stock. As a result, we have revised our accounting treatment for this transaction to record a beneficial conversion feature in accordance with Emerging Issues Task Force ("EITF") No. 98-5 and to restate our financial statements for the fiscal years ended December 31, 2003 and 2004 to reflect the beneficial conversion feature of the convertible preferred stock. The restatement results in changes in classification of certain items included within shareholders' equity on our balance sheets as of December 31, 2003 and 2004, and a reduction to our earnings per share calculations for the year ended December 31, 2003. The restatement has no impact on total assets, liabilities, total shareholders' equity, net income (loss) or cash flows. The restatement will not have any effect on reported earnings for future periods.

We have restated our 2003 and 2004 financial statements to reflect the recording of the beneficial conversion feature of approximately $7.5 million. The beneficial conversion feature relates to issuance of 881,732 shares of Series A convertible preferred stock in fiscal 2003. The beneficial conversion feature of the preferred shares in the amount of $7.5 million is recorded in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported $(1.97) per share. The beneficial conversion feature does not change our reported earnings (loss) per share for the year ended December 31, 2004, nor any subsequent period. The effect of recording the beneficial conversion feature on the December 31, 2004 financial statements was an increase in the accumulated deficit of $7.5 million and an offsetting increase in contributed capital. The restatement did not change total shareholders' equity at December 31, 2003 or 2004. A summary of the effects of the restatement as of and for the year ended December 31, 2003 and 2004 are as follows:

                                                DECEMBER 31, 2003               DECEMBER 31, 2004
                                          ----------------------------    ----------------------------
                                          AS PREVIOUSLY                   AS PREVIOUSLY
                                            REPORTED      AS RESTATED       REPORTED      AS RESTATED
                                          ------------    ------------    ------------    ------------
Contributed capital ...................   $  1,505,831    $  9,000,553    $  2,470,869    $  9,965,591
Retained earnings (accumulated deficit)   $ 20,988,434    $ 13,493,712    $(83,688,237)   $(91,182,959)
Net loss per share ....................   $      (1.97)   $      (2.38)   $      (3.64)   $      (3.64)

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

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

    /S/ GERARD GUEZ            Chairman of the Board of           May 31, 2005
-------------------------      Directors
      Gerard Guez

           *                   Vice Chairman of the Board         May 31, 2005
-------------------------      of Directors
       Todd Kay

           *                   Chief Executive Officer            May 31, 2005
-------------------------      and Director (Principal
      Barry Aved               Executive Officer)

   /S/ CORAZON REYES           Chief Financial Officer,           May 31, 2005
-------------------------      Treasurer and Director
     Corazon Reyes             (Principal Financial and
                               Accounting Officer

           *                   Director                           May 31, 2005
-------------------------
    Milton Koffman

           *                   Director                           May 31, 2005
-------------------------
   Stephane Farouze

           *                   Director                           May 31, 2005
-------------------------
    Mitchell Simbal

           *                   Director                           May 31, 2005
-------------------------
    Joseph Mizrachi

           *                   Director                           May 31, 2005
-------------------------
      Simon Mani


* By:    /S/ CORAZON REYES
         ----------------------------------
         Corazon Reyes, As Attorney-In-Fact

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


EXHIBIT
NUMBER                                 DESCRIPTION
------------  ------------------------------------------------------------------

10.16.5 Letter Agreement dated September 1, 2003, among Tarrant Company Limited, Marble Limited, Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (15)

10.16.6 Fifth Deed of Variation to Syndicated Letter of Credit Facility dated December 23, 2003 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (20)

10.16.7 Sixth Deed of Variation to Syndicated Letter of Credit Facility dated March 17, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (21)

10.16.8 Seventh Deed of Variation to Syndicated Letter of Credit Facility dated May 5, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (22)

10.16.9 Eighth Deed of Variation to Syndicated Letter of Credit Facility effective as of May 10, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (22)

10.16.10 Ninth Deed of Variation to Syndicated Letter of Credit Facility effective as of September 30, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (23)

10.16.11 Tenth Deed of Variation to Syndicated Letter of Credit Facility effective as of December 31, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)

10.16.12 Loan Agreement dated December 31, 2004 by and among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)

10.16.13 Amendment Agreement to Syndicated Composite Guarantee and Debenture dated December 31, 2004, by and among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)

10.16.14 Guaranty and Security Agreement dated December 31, 2004 by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc. and UPS Capital Global Trade Finance Corporation. (26)

10.16.15 Guaranty and Security Agreement dated December 31, 2004 by and between Tarrant Luxembourg Sarl and UPS Capital Global Trade Finance Corporation. (26)

10.16.16 Amendment Agreement to Charge Over Shares dated December 31, 2004 by and between Tarrant Luxembourg Sarl and UPS Capital Global Trade Finance Corporation. (26)

10.17 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (9)

10.18 Exclusive Distribution Agreement dated April 1, 2003, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (11)

10.18.1 Amendment No. 1 to Exclusive Distribution Agreement dated as of June 22, 2004, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (22)

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

21.1          Subsidiaries. (26)

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

----------
*     Management contract or compensatory plan or arrangement.

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

(26)  Previously filed on Form 10-K for the year ended December 31, 2004.


