Form 10-K/A
period 2003-12-31
TARRANT APPAREL GROUP
filed 2005-06-09
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-K/A for the year ended December 31, 2003 (the "Amended Annual Report"), to amend our Annual Report on Form 10-K for the year ended December 31, 2003 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2004 and amended on May 31, 2005. The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as amended, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 31, 2004. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

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

          SIGNATURE                        TITLE                       DATE
          ---------                        -----                       ----

      /S/ BARRY AVED             Chief Executive Officer           June 9, 2005
----------------------------     and Director
        Barry Aved

     /S/ CORAZON REYES           Chief Financial Officer           June 9, 2005
----------------------------     and Director (Principal
       Corazon Reyes             Financial and Accounting
                                 Officer)

      /S/ GERARD GUEZ            Chairman of the Board of          June 9, 2005
----------------------------     Directors
        Gerard Guez

       /S/ TODD KAY              Vice Chairman of the Board        June 9, 2005
----------------------------     of Directors
         Todd Kay

      /S/ SIMON MANI             Director                          June 9, 2005
----------------------------
        Simon Mani

   /S/ STEPHANE FAROUZE          Director                          June 9, 2005
----------------------------
     Stephane Farouze

    /S/ MITCHELL SIMBAL          Director                          June 9, 2005
----------------------------
      Mitchell Simbal

   /S/ JOSEPH MIZRACHI           Director                          June 9, 2005
----------------------------
      Joseph Mizrachi

    /S/ MILTON KOFFMAN           Director                          June 9, 2005
----------------------------
      Milton Koffman