Form 10-Q
period 2005-06-30
TARRANT APPAREL GROUP
filed 2005-08-11
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Yes |_| No |X|

Number of shares of Common Stock of the registrant outstanding as of August 10, 2005: 30,143,763.

--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 2005 (Unaudited)
         and December 31, 2004 (Restated Audited)......................        3

         Consolidated Statements of Operations and Comprehensive
         Income (Loss) for the Three Months and Six Months Ended
         June 30, 2005 and June 30, 2004...............................        4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2005 and June 30, 2004.........................        5

         Notes to Consolidated Financial Statements....................        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................       19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...       37

Item 4.  Controls and Procedures.......................................       37

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       38

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds....       38

Item 4.  Submission of Matters to a Vote of Security Holders...........       38

Item 6.  Exhibits......................................................       39

         SIGNATURES....................................................       40


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,        DECEMBER 31,
                                                                   2005             2004
                                                              -------------    -------------
                                                               (Unaudited)       (Restated)
                           ASSETS
Current assets:
   Cash and cash equivalents ..............................   $   1,179,394    $   1,214,944
   Accounts receivable, net ...............................      58,430,536       37,759,343
   Due from related parties ...............................       6,881,548       10,651,914
   Inventory ..............................................      24,071,353       19,144,105
   Current portion of notes receivable from related parties       5,323,733        5,323,733
   Prepaid expenses .......................................         958,158        1,251,684
   Prepaid royalties ......................................       3,299,370        2,257,985
   Income taxes receivable ................................         162,831          144,796
                                                              -------------    -------------
 Total current assets .....................................     100,306,923       77,748,504

   Property and equipment, net ............................       1,645,459        1,874,893
   Notes receivable - related party, net of current portion      39,508,855       40,107,337
   Equity method investment ...............................       2,145,641        1,880,281
   Deferred financing cost, net ...........................       1,029,851        1,203,259
   Other assets ...........................................         180,175          414,161
   Goodwill, net ..........................................       8,582,845        8,582,845
                                                              -------------    -------------
 Total assets .............................................   $ 153,399,749    $ 131,811,280
                                                              =============    =============


            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings .............................   $  19,337,111    $  17,951,157
   Accounts payable .......................................      30,842,170       24,394,553
   Accrued expenses .......................................      10,811,768       11,243,179
   Income taxes ...........................................      17,215,907       16,826,383
   Current portion of long-term obligations ...............      32,875,427       19,628,701
                                                              -------------    -------------
  Total current liabilities ...............................     111,082,383       90,043,973

Long-term obligations .....................................       1,496,886        2,544,546
Convertible debentures, net ...............................       6,493,276        8,330,483
Deferred tax liabilities ..................................         127,323          213,784

Minority interest in UAV and PBG7 .........................            --               --

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares
      (2005) and (2004) issued and outstanding ............            --               --
   Common stock, no par value, 100,000,000 shares
     authorized; 30,143,763 shares (2005) and 28,814,763
     shares (2004) issued and outstanding .................     114,157,465      111,515,091
   Warrant to purchase common stock .......................       2,846,833        2,846,833
   Contributed capital ....................................       9,965,591        9,965,591
   Accumulated deficit ....................................     (90,417,940)     (91,182,959)
   Notes receivable from officer/shareholder ..............      (2,352,068)      (2,466,062)
                                                              -------------    -------------
 Total shareholders' equity ...............................      34,199,881       30,678,494
                                                              -------------    -------------

 Total liabilities and shareholders' equity ...............   $ 153,399,749    $ 131,811,280
                                                              =============    =============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                             THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                            ----------------------------    ----------------------------
                                                2005            2004            2005            2004
                                            ------------    ------------    ------------    ------------
Net sales ...............................   $ 50,537,704    $ 38,488,938    $ 95,367,995    $ 80,643,843
Cost of sales ...........................     39,083,324      33,223,369      74,967,897      67,878,206
                                            ------------    ------------    ------------    ------------

Gross profit ............................     11,454,380       5,265,569      20,400,098      12,765,637
Selling and distribution expenses .......      2,404,177       2,386,214       4,966,031       5,028,613
General and administrative expenses .....      7,015,603       9,290,707      12,871,426      20,069,857
Impairment of assets ....................           --        77,982,034            --        77,982,034
                                            ------------    ------------    ------------    ------------

Income (loss) from operations ...........      2,034,600     (84,393,386)      2,562,641     (90,314,867)

Interest expense ........................     (1,285,624)       (699,846)     (2,098,809)     (1,493,629)
Interest income .........................        516,590          92,954       1,069,813         187,225
Other income ............................        357,850       3,114,202         585,718       6,610,935
Other expense ...........................       (592,418)       (362,997)       (893,022)       (722,201)
Minority interest .......................           --        14,135,921            --        15,016,469
                                            ------------    ------------    ------------    ------------

Income (loss) before provision for income
   taxes ................................      1,030,998     (68,113,152)      1,226,341     (70,716,068)
Provision for income taxes ..............        160,159         454,029         461,322         824,643
                                            ------------    ------------    ------------    ------------

Net income (loss) .......................   $    870,839    $(68,567,181)   $    765,019    $(71,540,711)
                                            ============    ============    ============    ============

Net income (loss) per share:
   Basic ................................   $       0.03    $      (2.39)   $       0.03    $      (2.50)
                                            ============    ============    ============    ============
   Diluted ..............................   $       0.03    $      (2.39)   $       0.03    $      (2.50)
                                            ============    ============    ============    ============

Weighted average common and common
   equivalent shares:
   Basic ................................     29,155,855      28,649,928      28,986,251      28,567,510
                                            ============    ============    ============    ============
   Diluted ..............................     29,163,070      28,649,928      28,993,466      28,567,510
                                            ============    ============    ============    ============


Net income (loss) .......................   $    870,839    $(68,567,181)   $    765,019    $(71,540,711)
Foreign currency translation adjustment .           --        (3,902,068)           --        (2,965,205)
                                            ------------    ------------    ------------    ------------
Total comprehensive income (loss) .......   $    870,839    $(72,469,249)   $    765,019    $(74,505,916)
                                            ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2005            2004
                                                              ------------    ------------
Operating activities:
Net income (loss) .........................................   $    765,019    $(71,540,711)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
   Deferred taxes .........................................        (86,461)        (26,761)
   Depreciation and amortization ..........................      1,251,439       7,558,836
   Asset impairment .......................................           --        77,982,034
   Unrealized gain on foreign currency ....................           --          (184,410)
   Compensation expense related to stock option ...........           --           107,358
   Provision for returns and discounts ....................        210,178        (244,066)
   Gain on sale of fixed assets ...........................       (113,852)           --
   Income from investments ................................       (346,360)       (567,332)
   Minority interest ......................................           --       (15,016,469)
   Changes in operating assets and liabilities:
     Restricted cash ......................................           --         2,759,742
     Accounts receivable ..................................    (20,881,371)      7,558,900
     Due to/from related parties ..........................      1,691,349      (1,529,319)
     Inventory ............................................     (4,927,248)      2,392,037
     Temporary quota rights ...............................           --        (2,444,836)
     Prepaid expenses and other receivables ...............       (765,894)        (59,523)
     Accounts payable .....................................      6,447,618       2,025,944
     Accrued expenses and income tax payable ..............        333,113       3,644,010
                                                              ------------    ------------

     Net cash (used in) provided by operating activities ..    (16,422,470)     12,415,434

Investing activities:
   (Purchase) sale of fixed assets ........................        (79,690)         78,207
   Investment in equity investment method .................           --           (75,000)
   Distribution from equity investment method .............         81,000            --
   Collection on notes receivable .........................        598,482            --
   Investment in joint venture ............................           --          (225,898)
   Collection of advances from shareholders/officers ......      2,413,994          14,768
                                                              ------------    ------------

     Net cash provided by (used in) investing activities ..      3,013,786        (207,923)

Financing activities:
   Short-term bank borrowings, net ........................      1,385,954      (1,257,124)
   Proceeds from long-term obligations ....................     98,905,667      52,683,171
   Payment of long-term obligations and bank borrowings ...    (86,918,487)    (69,696,381)
   Proceeds from issuance of common stock and warrant .....           --         3,667,765
                                                              ------------    ------------

     Net cash provided by (used in) financing activities ..     13,373,134     (14,602,569)

Effect of exchange rate on cash ...........................           --           (89,226)
                                                              ------------    ------------

Decrease in cash and cash equivalents .....................        (35,550)     (2,484,284)
Cash and cash equivalents at beginning of period ..........      1,214,944       3,319,964
                                                              ------------    ------------

Cash and cash equivalents at end of period ................   $  1,179,394    $    835,680
                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Mexico, and Asia. At June 30, 2005, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

         The consolidated financial data at December 31, 2004 is derived from restated audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by us in preparation of the consolidated financial statements include: (i) allowance for returns, discounts and bad debts, (ii) inventory, (iii) valuation of long lived and intangible assets and goodwill, and (iv) income taxes. Actual results could differ from those estimates.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

3.       STOCK BASED COMPENSATION

         We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the three months ended June 30, 2005 and 2004, $0 and $54,000 was recorded, respectively, as an expense related to our stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             -------------------------------    -------------------------------
                                                  2005             2004             2005              2004
                                             --------------   --------------    --------------   --------------
Net income (loss) as reported ............   $      870,839   $  (68,567,181)   $      765,019   $  (71,540,711)
Add stock-based employee compensation
  charges reported in net loss ...........             --             53,679              --            107,358
Pro forma compensation expense, net of
  tax ....................................         (973,463)      (1,282,484)       (1,049,972)      (2,626,556)
                                             --------------   --------------    --------------   --------------
Pro forma net loss .......................   $     (102,624)  $  (69,795,986)   $     (284,953)  $  (74,059,909)
                                             ==============   ==============    ==============   ==============

Net income (loss) per share as reported -
 Basic ...................................   $         0.03   $        (2.39)   $         0.03   $        (2.50)
Add stock-based employee compensation
  charges reported in net loss - Basic ...             --               --                --               --
Pro forma compensation expense per share -
  Basic ..................................            (0.03)           (0.05)            (0.04)           (0.09)
                                             --------------   --------------    --------------   --------------
 Pro forma loss per share - Basic ........   $        (0.00)  $        (2.44)   $        (0.01)  $        (2.59)
                                             ==============   ==============    ==============   ==============

Net income (loss) per share as reported -
  Diluted ................................   $         0.03   $        (2.39)   $         0.03   $        (2.50)
Add stock-based employee compensation
  charges reported in net loss - Diluted .             --               --                --               --
Pro forma compensation expense per share -
  Diluted ................................            (0.03)           (0.05)            (0.04)           (0.09)
                                             --------------   --------------    --------------   --------------
Pro forma loss per share -- Diluted ......   $        (0.00)  $        (2.44)   $        (0.01)  $        (2.59)
                                             ==============   ==============    ==============   ==============

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: weighted-average volatility factors of the expected market price of our common stock of 0.55 and 0.51 for the three months ended June 30, 2005 and 2004, respectively, weighted-average risk-free interest rates of 4% and 3% for the three months ended June 30, 2005 and 2004, respectively, dividend yield of 0% and weighted-average expected life of the options of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------
U.S. trade accounts receivable .................   $  5,138,138    $  3,248,887
Foreign trade accounts receivable ..............     25,715,007      17,148,600
Factored accounts receivable ...................     28,986,138      19,452,756
Other receivables ..............................      1,441,838         346,965
Allowance for returns, discounts and bad debts .     (2,850,585)     (2,437,865)
                                                   ------------    ------------
                                                   $ 58,430,536    $ 37,759,343
                                                   ============    ============

5.       INVENTORY

         Inventory consists of the following:
                                                       JUNE 30,     DECEMBER 31,
                                                         2005            2004
                                                      -----------    -----------
Raw materials - fabric and trim accessories ......    $   620,415    $ 1,164,977
Finished goods shipments-in-transit ..............      8,234,531      9,283,022
Finished goods ...................................     15,216,407      8,696,106
                                                      -----------    -----------
                                                      $24,071,353    $19,144,105
                                                      ===========    ===========


6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. The investment in American Rag CIE, LLC totaling $2.1 million at June 30, 2005, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the six month ended June 30, 2005 was as follows:

         Balance as of December 31, 2004 .....     $   1,880,281
         Share of income .....................           346,360
         Distribution ........................           (81,000)
                                                   -------------

         Balance as of June 30, 2005 .........     $   2,145,641
                                                   =============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


7.       DEBT

         Short-term bank borrowings consist of the following:

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2005           2004
                                                                -----------   -----------
Import trade bills payable - UPS, DBS Bank and Aurora Capital   $ 9,261,022   $ 3,902,714
Bank direct acceptances - UPS and DBS Bank ..................     2,294,098    10,447,855
Other Hong Kong credit facilities - UPS and DBS Bank ........     7,781,991     3,600,588
                                                                -----------   -----------
                                                                $19,337,111   $17,951,157
                                                                ===========   ===========

         Long-term obligations consist of the following:

                                               JUNE 30,            DECEMBER 31,
                                                 2005                  2004
                                             ------------          ------------
Vendor financing ...................         $       --            $    135,145
Loan from Max Azria ................            1,500,000                  --
Equipment financing ................               70,237                78,038
Term loan - UPS ....................            3,988,099             5,000,000
Debt facility - GMAC ...............           28,813,977            16,960,064
                                             ------------          ------------
                                               34,372,313            22,173,247
Less current portion ...............          (32,875,427)          (19,628,701)
                                             ------------          ------------
                                             $  1,496,886          $  2,544,546
                                             ============          ============

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 7.0% per annum at June 30, 2005. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31, 2005 and to reduce the tangible net worth requirement at June 30, 2005. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of June 30, 2005, $13.8 million was outstanding under this facility with UPS (classified above as follows: $5.1 million in import trade bills payable; $2.3 million in bank direct acceptances and $6.4 million in other Hong Kong facilities) and an additional $3,000 was available for future borrowings. In addition, $1.2 million of open letters of credit was outstanding as of June 30, 2005.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. As of June 30, 2005, $3.5 million was outstanding under this facility. In addition, $0.9 million of open letters of credit was outstanding and none was available for future borrowings as of June 30, 2005. In October 2004, a tax loan for HKD 7.725 million (equivalent to US $977,000) was also made available to our Hong Kong subsidiaries. As of June 30, 2005, $423,000 was outstanding under this loan.

         As of June 30, 2005, the total balance outstanding under the DBS Bank credit facilities was $3.9 million (classified above as follows: $2.6 million in import trade payable and $1.3 million in other Hong Kong facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of June 30, 2005, $1.6 million was outstanding under

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


this facility (classified above under import trade bills payable) and $3.6 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

         On February 14, 2005, we borrowed $5.0 million from Max Azria, which amount bears interest at the rate of 4% per annum and is payable in weekly installments of $250,000 beginning on February 28, 2005 and continuing each Monday until July 11, 2005. This is an unsecured loan. As of June 30, 2005, $1.5 million remained outstanding under this loan. In early August 2005, we repaid the loan in its entirety.

EQUIPMENT FINANCING

         We had two equipment loans outstanding at June 30, 2005 totaling $70,000 bearing interest at 6% payable in installments through 2009.

TERM LOAN - UPS

         On December 31, 2004, our Hong Kong subsidiaries entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. On June 27, 2005, we amended the loan agreement with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of June 30, 2005, $4.0 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

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

         On October 1, 2004, we amended and restated the Debt Facility with GMAC by entering into a new factoring agreement with GMAC. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of
(a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC by

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


PBG7. This facility bears interest at 6.237% per annum at June 30, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. On June 29, 2005, GMAC agreed to reduce the tangible net worth requirement at June 30, 2005 from $25 million to $22 million. The tangible net worth requirement of $25 million resumes at September 30, 2005 and at the end of each fiscal quarter thereafter. As of June 30, 2005, we were in compliance with the covenants. A total of $28.8 million was outstanding with respect to receivables factored under the GMAC facility at June 30, 2005.

         In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory. The maximum borrowing availability under the factoring agreement, based on a borrowing base formula, remained $40 million. In connection with this amendment, we granted GMAC a lien on certain of our inventory located in the United States. A total of $2.1 million was outstanding under the GMAC facility at June 30, 2005 with respect to collateralized inventory.

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

8.       CONVERTIBLE DEBENTURES AND WARRANTS

         On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures ("Debentures") and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors may convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bear interest at a rate of 6% per annum and have a term of three years. We may elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contain customary events of default and permit the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures are secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The convertible debenture was thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 is being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets.

         The placement agent in the financing received compensation for its services in the amount of $620,000 in cash and issuance of five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The warrants to purchase 200,000 shares of our common stock were valued at $138,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The $620,000

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


financing cost paid to the placement agent and the value of the warrants to purchase 200,000 shares of our common stock of $138,000 are included in the deferred financing cost, net on our accompanying balance sheets and are amortized over the life of the loan.

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $182,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $141,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first six months of 2005 was $248,000. Total deferred financing cost amortized in the first six months of 2005 was $103,000. Total interest paid to the holders of the Debentures in the first six months of 2005 was $326,000. As of June 30, 2005, $6.5 million, net of $1.2 million of debt discount, remained outstanding under the Debentures.

9.       EQUITY TRANSACTIONS

         In March 2005, in connection with a settlement of a dispute involving a former employee named Nicolas Nunez, we agreed to compensate Mr. Nunez in the total amount of $875,000. In April 2005, we issued 195,313 shares of our common stock (having a value of $375,000) to Mr. Nunez pursuant to the terms of an agreement and plan of reorganization and paid Mr. Nunez $500,000 in settlement of all remaining claims by Mr. Nunez against us.

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. See Note 8 of the "Notes to Consolidated Financial Statements."

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R is effective as of the beginning of our first annual or interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for Statement 123R for public companies. Under the effective date provisions included in Statement 123R, registrants would have been required to implement the Statement's requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement Statement 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. We have not yet determined which alternative method we will use.

         In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections." SFAS 154 establishes standards for the accounting and reporting for changes in accounting principles. SFAS 154 replaces APB 20 "Accounting Changes" and FASB Interpretation No. 20 ("FIN 20"), "Reporting Accounting Changes under AICPA Statements of Position." The Statement requires retrospective application for changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement would require that the new accounting policy be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for the period. When it is impracticable for an entity to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement would require the new accounting principle to be applied as if it were made prospectively from the earliest date practicable. SFAS 154 is effective as of the beginning of our first annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


11.      INCOME TAXES

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

12.      NET INCOME (LOSS) PER SHARE

         A  reconciliation  of the numerator and  denominator  of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:

                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                  ---------------------------    ---------------------------
                                      2005           2004            2005           2004
                                  ------------   ------------    ------------   ------------
Basic EPS Computation:
Numerator .....................   $    870,839   $(68,567,181)   $    765,019   $(71,540,711)
Denominator:
Weighted average common shares
outstanding ...................     29,155,855     28,649,928      28,986,251     28,567,510
                                  ------------   ------------    ------------   ------------

Basic EPS .....................   $       0.03   $      (2.39)   $       0.03   $      (2.50)
                                  ============   ============    ============   ============

Diluted EPS Computation:
Numerator .....................   $    870,839   $(68,567,181)   $    765,019   $(71,540,711)
Denominator:
Weighted average common share
outstanding ...................     29,155,855     28,649,928      28,986,251     28,567,510
Incremental shares from assumed
exercise of options ...........          7,215           --             7,215           --
                                  ------------   ------------    ------------   ------------

Total shares ..................     29,163,070     28,649,928      28,993,466     28,567,510
                                  ------------   ------------    ------------   ------------

Diluted EPS ...................   $       0.03   $      (2.39)   $       0.03   $      (2.50)
                                  ============   ============    ============   ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share".

         The following table presents potentially dilutive securities. For options and warrants outstanding as of June 30, 2005, only 7,215 shares of outstanding options and warrants were included in the computation of income per share in the six months ended June 30, 2005 as the exercise prices of the remaining shares were greater than the average market price for the six months ended June 30, 2005. All options and warrants were excluded from the computation of loss per share in the six months ended June 30, 2004, as the impact would be anti-dilutive.

         Basic and Diluted EPS Computation:   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------
                                               2005              2004
                                            ---------         ---------

         Options ..................         6,857,687         8,828,362
         Warrants .................         2,361,732           911,732
                                            ---------         ---------
         Total ....................         9,219,419         9,740,094
                                            =========         =========


13.      RELATED PARTY TRANSACTIONS

         As of June 30, 2005, related party affiliates were indebted to us in the amounts of $9.2 million. These include amounts due from Gerard Guez, our Chairman. From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2005 was approximately $2,432,000. At June 30, 2005, the entire balance due from Mr. Guez totaling $2.4 million is payable on demand and had been shown as reductions to shareholders' equity. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $46,000 and $93,000 for the three months ended June 30, 2005 and 2004, respectively. Mr. Guez paid expenses on our behalf of approximately $126,000 and $106,000 for the three months ended June 30, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

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

         Commencing in June 2003, UAV began selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which was ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven7 in the three months ended June 30, 2005 and 2004 were $0 and $1.1 million, respectively. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Commencing in 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $34,000 and $503,000 of trim inventory from Tag-It in the three months ended June 30, 2005 and 2004, respectively. We purchased $0 and $1.5 million of finished goods and service from Azteca and its affiliates in the three months ended June 30, 2005 and 2004, respectively. Our total sales of fabric and service to Azteca in the three months ended June 30, 2005 and 2004 were $0 and $436,000, respectively. Pursuant to the operating agreement for UAV, two and one half percent of gross sales of UAV were paid to each of the members of UAV as management fees. Net amount due from these related parties as of June 30, 2005 was $6.2 million.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $44.8 million notes receivable - related party on the accompanying balance sheet as of June 30, 2005 was $1.3 million of Mexico value added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $954,000 and $2.8 million of fabric from Acabados y Terminados in the three months ended June 30, 2005 and 2004. Net amount due from these parties as of June 30, 2005 was $294,000.

         Under lease agreements we entered into between two entities, GET and Lynx International Limited, owned by our Chairman and Vice Chairman, we paid $255,000 and $332,000 in the three months ended June 30, 2005 and 2004, respectively, for office and warehouse facilities. We currently lease both facilities on a month-to-month basis.

         We reimbursed Mr. Guez, our Chairman, for fuel and related expenses incurred by 477 Aviation LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes.

         At June 30, 2005, we had various employee receivables totaling $388,000 included in due from related parties.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. The investment in American Rag Cie, LLC totaling $2.1 million at June 30, 2005 was accounted for under the equity method and included in equity method of investment on the accompanying consolidated balance sheets.

         We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

14.      COMMITMENTS AND CONTINGENCIES

         On January 3, 2005, Private Brands, Inc, our wholly owned subsidiary, entered into an agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional three-year term. Minimum net sales are $10 million in year 1, $20 million in year 2 and $30 million in year 3. The agreement provides for royalty payments of 8% on net sales, and a marketing fund commitment of 3% of net sales, for a total minimum payment obligation of $6.6 million over the initial term of the agreement. As of June 30, 2005, we have advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment.

         On October 17, 2004, Private Brands, Inc entered into an agreement with
J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel in missy, juniors and large sizes. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising royalty at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. As of June 30, 2005, we have advanced $2.2 million as payment for the first year's minimum royalties.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. At June 30, 2005, the total commitment on royalties remaining on the term was $9.4 million.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $954,000 of fabric under this agreement in the three months ended June 30, 2005.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

                                                                               ADJUSTMENTS
                                                                                    AND
                               UNITED STATES        ASIA          MEXICO       ELIMINATIONS       TOTAL
                                ------------    ------------   ------------    ------------    ------------
THREE MONTHS ENDED
JUNE 30, 2005
Sales .......................   $ 50,205,000    $    246,000   $     87,000    $       --      $ 50,538,000
Inter-company sales .........           --        35,165,000           --       (35,165,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 50,205,000    $ 35,411,000   $     87,000    $(35,165,000)   $ 50,538,000
                                ============    ============   ============    ============    ============

Income (loss) from operations   $    448,000    $  1,743,000   $   (156,000)   $       --      $  2,035,000
                                ============    ============   ============    ============    ============

THREE MONTHS ENDED
JUNE 30, 2004
Sales .......................   $ 36,617,000    $    220,000   $  1,652,000    $       --      $ 38,489,000
Inter-company sales .........           --        20,431,000      2,242,000     (22,673,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 36,617,000    $ 20,651,000   $  3,894,000    $(22,673,000)   $ 38,489,000
                                ============    ============   ============    ============    ============

Income (loss) from
  operations (1) ............   $ (3,473,000)   $  1,522,000   $(82,442,000)   $       --      $(84,393,000)
                                ============    ============   ============    ============    ============

SIX MONTHS ENDED
JUNE 30, 2005
Sales .......................   $ 94,805,000    $    470,000   $     93,000    $       --      $ 95,368,000
Inter-company sales .........           --        62,000,000           --       (62,000,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 94,805,000    $ 62,470,000   $     93,000    $(62,000,000)   $ 95,368,000
                                ============    ============   ============    ============    ============

Income (loss) from operations   $     47,000    $  2,876,000   $   (360,000)   $       --      $  2,563,000
                                ============    ============   ============    ============    ============

SIX MONTHS ENDED
JUNE 30, 2004
Sales .......................   $ 75,779,000    $  1,017,000   $  3,848,000    $       --      $ 80,644,000
Inter-company sales .........           --        38,599,000      6,660,000     (45,259,000)           --
                                ------------    ------------   ------------    ------------    ------------
Total revenue ...............   $ 75,779,000    $ 39,616,000   $ 10,508,000    $(45,259,000)   $ 80,644,000
                                ============    ============   ============    ============    ============

Income (loss) from
  operations (1) ............   $ (5,199,000)   $  2,562,000   $(87,678,000)   $       --      $(90,315,000)
                                ============    ============   ============    ============    ============

(1) Included in Income (loss) from operations an impairment charge of $78.0 million in Mexico region.


16.      RESTATEMENT OF FINANCIAL RESULTS

         As a result of a review by Securities and Exchange Commission in connection with our filing of a registration statement, we reviewed our accounting treatment of our private placement transaction in October 2003 in which we sold shares of convertible preferred stock. As a result, in May 2005 we revised our accounting treatment for that transaction to record a beneficial conversion feature in accordance with EITF No. 98-5. We initially reviewed the transaction in light of EITF No. 98-5 and concluded in good faith that the convertible preferred stock issued did not contain a beneficial conversion feature that should be recognized and measured separately. However, based on further guidance from the SEC, we have concluded that the convertible preferred security contained an embedded conversion feature that was not recorded in 2003. We determined to restate our financial statements for the fiscal years ended December 31, 2003 and 2004 to reflect a beneficial conversion feature of $7.4 million relating to the issuance of 881,732 shares of Series A convertible

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


preferred  stock in  fiscal  2003.  The  beneficial  conversion  feature  of the preferred shares in the amount of $7.4 million was recorded in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported $(1.97) per share. The beneficial conversion feature did not change our reported earnings (loss) per share for the year ended December 31, 2004 and will not change any subsequent period. The effect of recording the beneficial conversion feature on the December 31, 2004 financial statements was an increase in the accumulated deficit of $7.4 million and an offsetting increase in contributed capital. The restatement did not change total shareholders' equity at December 31, 2004 or June 30, 2005. The revised financial statements were filed on May 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include leading retailers, such as Chico's, Macy's Merchandising Group, the Avenue, Lane Bryant, Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyn's and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. Our private brands include American Rag Cie, JS by Jessica Simpson, Princy by Jessica Simpson, House of Dereon by Beyonce Knowles, No! Jeans, Alain Weiz, and Gear 7.

         During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group for six years, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 300 stores. During the first quarter of 2005, we also began shipping Gear 7 to 1,500 Kmart stores, and shipped plus sizes of the Alain Weiz collection to over 150 Dillard's Department Stores. We have entered into apparel licensing agreements to design, produce and sell apparel under the Jessica Simpson and House of Dereon by Beyonce Knowles brands. We made our first shipments of JS by Jessica Simpson brand apparel in late June 2005, resulting in sales for this brand of $0.9 million in the second quarter of 2005. We expect Princy by Jessica Simpson and House of Dereon brands to be available in retail stores commencing in the second half of 2005.

         The success of our Private Brands collections has created new opportunities within the Private Label business to add value in the development and marketing of new initiatives for Sears, Mothers Work, Avenue, Chico's, and other retailers. These initiatives were launched during the first six months of 2005.

RESTATEMENT OF FINANCIAL RESULTS

         As a result of a review by Securities and Exchange Commission in connection with our filing of a registration statement, we reviewed our accounting treatment of our private placement transaction in October 2003 in which we sold shares of convertible preferred stock. As a result, in May 2005, we revised our accounting treatment for that transaction to record a beneficial conversion feature in accordance with EITF No. 98-5. We initially reviewed the transaction in light of EITF No. 98-5 and concluded in good faith that the convertible preferred stock issued did not contain a beneficial conversion feature that should be recognized and measured separately. However, based on further guidance from the SEC, we have concluded that the convertible preferred security contained an embedded conversion feature that was not recorded in 2003. We determined to restate our financial statements for the fiscal years ended December 31, 2003 and 2004 to reflect a beneficial conversion feature of $7.4 million relating to the issuance of 881,732 shares of Series A convertible preferred stock in fiscal 2003. The beneficial conversion feature of the preferred shares in the amount of $7.4 million was recorded in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported $(1.97) per share. The beneficial conversion feature did not change our reported earnings (loss) per share for the year ended December 31, 2004 and will not change any subsequent period. The effect of recording the beneficial conversion feature on the December 31, 2004 financial statements was an increase in the accumulated deficit of $7.4 million and an offsetting increase in contributed capital. The restatement did not change total shareholders' equity at December 31, 2004 or June 30, 2005. The revised financial statements were filed on May 31, 2005.

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

EXCHANGE TRANSACTION

         In April 2005, we entered into a letter of intent with Qorus.com, Inc. ("Qorus"), to exchange all the outstanding shares of our wholly-owned subsidiary, Private Brands, Inc., for shares of Qorus. Qorus is a publicly traded company quoted on the Over-the-Counter Bulletin Board under the symbol QRUS. Under the terms of the proposed transaction, in exchange for all of the outstanding capital stock of Private Brands, Qorus would have issued shares of its convertible preferred stock to us in such amount so that, upon completion of the transaction, we would own in the aggregate 97% of the issued and outstanding shares of common stock of Qorus on a fully diluted and as-converted basis. In June 2005, the parties mutually agreed to terminate the letter of intent and abandoned discussions regarding an exchange transaction.

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

         As of June 30, 2005, the balance in the allowance for returns, discounts and bad debts reserves was $2.9 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of June 30, 2005, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.6 million.

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

         In addition, accruals are also estimated for ongoing audits regarding U.S. Federal tax issues that are currently unresolved, based on our estimate of whether, and the extent to which, additional taxes will be due. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in any period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be. See Note 11 of the "Notes to Consolidated Financial Statements" for a discussion of current tax matters.

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

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 10 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:


                                            THREE MONTHS         SIX MONTHS
                                            ENDED JUNE 30,      ENDED JUNE 30,
                                          ----------------    ----------------
                                           2005      2004      2005      2004
                                          ------    ------    ------    ------

Net sales ..............................   100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................    77.3      86.3      78.6      84.2
                                          ------    ------    ------    ------
Gross profit ...........................    22.7      13.7      21.4      15.8
Selling and distribution expenses ......     4.8       6.2       5.2       6.2
General and administration
   expenses ............................    13.9      24.1      13.5      24.9
Impairment of assets ...................     0.0     202.6       0.0      96.7
                                          ------    ------    ------    ------
Income (loss) from operations ..........     4.0    (219.2)      2.7    (112.0)
Interest expense .......................    (2.5)     (1.8)     (2.2)     (1.9)
Interest Income ........................     1.0       0.2       1.1       0.2
Other income ...........................     0.7       8.1       0.6       8.2
Other expense ..........................    (1.2)     (0.9)     (0.9)     (0.8)
Minority interest ......................     0.0      36.7       0.0      18.6
                                          ------    ------    ------    ------
Income (loss) before taxes .............     2.0    (176.9)      1.3     (87.7)
Income taxes ...........................     0.3       1.2       0.5       1.0
                                          ------    ------    ------    ------
Net income (loss) ......................     1.7%   (178.1)%    0.8%     (88.7)%
                                          ======    ======    ======    ======


SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

         Net sales increased by $12.0 million, or 31.3%, to $50.5 million in the second quarter of 2005 from $38.5 million in the second quarter of 2004. The increase in net sales in the second quarter of 2005 was primarily due to increased sales of Private Brands, which was $11.5 million in the second quarter of 2005 compared to $4.7 million in the same period of 2004. Gear 7, Alain Weiz, and Jessica Simpson recorded significant sales contributions in the second quarter of 2005. Private Label sales for the second quarter of 2005 were $39.0 million compared to $33.8 million in the second quarter of 2004, with the increase resulting primarily from increased sales to Chico's and Mothers Work and a decrease in the sale of close-out inventory and fabric of $2.5 million in the second quarter of 2004 compared to $1.2 million in the second quarter of 2005.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit increased by $6.2 million to $11.5 million in the second quarter of 2005 from $5.3 million in the second quarter of 2004. The increase in gross profit occurred primarily because of an increase in sales and gross margin. As a percentage of net sales, gross profit increased from 13.7% in the second quarter of 2004 to 22.7% in the second quarter of 2005. The improvement in gross margin is primarily attributable to the change of relative product mix in favor of the higher margin Private Brands business as compared to Private Label, and the reduction of close-out inventory and fabric sales in the second quarter of 2005.

         Selling and distribution expenses increased by $18,000, or 0.8%, to $2.4 million in the second quarter of 2005 from $2.39 million in the second quarter of 2004. As a percentage of net sales, these expenses decreased to 4.8% in the second quarter of 2005 from 6.2% in the second quarter of 2004 due to increased sales during the second quarter of 2005.

         General and administrative expenses decreased by $2.3 million, or 24.5%, to $7.0 million in the second quarter of 2005 from $9.3 million in the second quarter of 2004. The decrease was primarily due to the depreciation and amortization of our Mexico assets of $3.3 million in the second quarter of 2004 as compared to no such expense in the second quarter of 2005 after disposition of those assets in late 2004. As a percentage of net sales, these expenses decreased to 13.9% in the second quarter of 2005 from 24.1% in the second quarter of 2004.

         Impairment of assets expense was $0 in the second quarter of 2005, compared to $78.0 million in the second quarter of 2004. This expense in the second quarter of 2004 was a consequence of our write-down of the book value of our fixed assets in Mexico to their fair value in accordance with SFAS 144.

         Operating income in the second quarter of 2005 was $2.0 million, or 4.0% of net sales, compared to operating loss of $84.4 million, or (219.2)% of net sales, in the comparable period of 2004, because of the factors discussed above.

         Interest expense increased by $586,000 or 83.7%, to $1.3 million in the second quarter of 2005 from $700,000 in the second quarter of 2004. As a percentage of net sales, this expense increased to 2.5% in the second quarter of 2005 from 1.8% in the second quarter of 2004. The increase was primarily due to interest expenses of $577,000 in the second quarter of 2005 related to interest payments to holders of Debentures and amortization of debt discount arising from issuing convertible debentures, compared to no such expense in the second quarter of 2004. Interest income increased by $424,000 or 1.1% of net sales, to $517,000 in the second quarter of 2005 from $93,000 in the second quarter of 2004. The increase was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $469,000 during the second quarter of 2005, compared to no such income in the second quarter of 2004. Other income was $358,000 in the second quarter of 2005, compared to $3.1 million in the second quarter of 2004. This reduction in other income was due primarily to $2.8 million of lease income received for the lease of our facilities and equipment in Mexico in the second quarter of 2004, compared to no such income in the second quarter of 2005 due to the sale of our Mexico operations in the fourth quarter of 2004. Other expense was $592,000 in the second quarter of 2005, compared to $363,000 in the second quarter of 2004.

         Losses allocated to minority interests in the second quarter of 2004 were $14.1 million, representing the minority partner's share of profit in UAV totaling $66,000, and the minority shareholder's share of losses in Tarrant Mexico totaling $14.2 million, of which $13.7 million is this shareholder's 25% share of the charge we incurred for the write down of fixed assets in Mexico. Loss from the equity method investments, UAV and PBG7, totaled approximately $21,000 for the second quarter of 2005. None of the loss in the equity method investments was allocated to the minority members because we absorbed losses in excess of the minority members' investment.

FIRST SIX MONTHS OF 2005 COMPARED TO FIRST SIX MONTHS OF 2004

         Net sales increased by $14.7 million, or 18.3%, to $95.4 million in the first six months of 2005 from $80.6 million in the first six months of 2004. The increase in net sales in the first six months of 2005 was primarily due to increased sales of Private Brands, which was $22.8 million in the first six months of 2005 compared to $11.5 million in the same period of 2004. Gear 7, Alain Weiz, and Jessica Simpson recorded significant sales contributions in the first six months of 2005. Private Label sales for the first six months of 2005 were $72.6 million compared to $69.1 million in the first six months of 2004, with the increase resulting primarily from increased sales to Chico's and Mothers Work and a decrease in the sale of close-out inventory and fabric of $7.6 million in the first six months of 2004 compared to $1.7 million in the first six months of 2005.

         Gross profit increased by $7.6 million to $20.4 million in the first six months of 2005 from $12.8 million in the first six months of 2004. The increase in gross profit occurred primarily because of an increase in sales and improved gross margin. As a percentage of net sales, gross profit increased from 15.8% in the first six months of 2004 to 21.4% in the first six months of 2005. The improvement in gross margin is primarily attributable to the change of relative product mix in favor of the higher margin Private Brands business as compared to Private Label, and the reduction of close-out inventory and fabric sales in the first six months of 2005 as compared to the prior year period.

         Selling and distribution expenses decreased by $63,000, or 1.2%, to $4.97 million in the first six months of 2005 from $5.0 million in the first six months of 2004. As a percentage of net sales, these expenses decreased from 6.2% for the first six months of 2004 to 5.2% for the first six months of 2005.

         General and administrative expenses decreased by $7.2 million, or 35.9%, to $12.9 million in the first six months of 2005 from $20.1 million in the first six months of 2004. The decrease was primarily due to the depreciation and amortization of our Mexico assets of $6.7 million and $1.1 million of severance paid to the Mexican workers in the first six months of 2004 as compared to no such expense in the first six months of 2005 after disposition of our fixed assets in Mexico in late 2004. As a percentage of net sales, these expenses decreased to 13.5% in the first six months of 2005 from 24.9% in the first six months of 2004.

         Impairment of assets expense was $0 in the first six months of 2005, compared to $78.0 million in the first six months of 2004. This expense in the first six months of 2004 was a consequence of our write-down of the book value of our fixed assets in Mexico to their fair value in accordance with SFAS 144.

         Operating income for the first six months of 2005 was $2.6 million, or 2.7% of net sales, compared to operating loss of $90.3 million, or (112.0)% of net sales, in the comparable prior period of 2004 as a result of the factors discussed above.

         Interest expense increased by $605,000, or 40.5%, to $2.1 million in the first six months of 2005 from $1.5 million in the first six months of 2004. As a percentage of net sales, this expense increased to 2.2% in the first six months of 2005 from 1.9% in the first six months of 2004. The increase was primarily due to interest expenses of $756,000 in the first six months of 2005 related to interest payments to holders of Debentures and amortization of debt discount arising from issuing convertible debenture, compared to no such expense in the first six months of 2004. Interest income increased by $883,000 or 1.1% of net sales, to $1.1 million in the first six months of 2005 from $187,000 in the first six months of 2004. The increase was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $946,000 during the first six months of 2005, compared to no such income in the first six months of 2004. Other income was $586,000 in the first six months of 2005, compared to $6.6 million in the first six months of 2004. This reduction in other income was due primarily to $5.5 million of lease income received for the lease of our facilities and equipment in Mexico in the first six months of 2004, compared to no such income in the first six months of 2005 due to the sale of our Mexico operations in the fourth quarter of 2004. Other expense was $893,000 in the first six months of 2005, compared to $722,000 in the first six months of 2004.

         Losses allocated to minority interests in the first six months of 2004 were $15.0 million, representing the minority partner's share of losses in UAV totaling $157,000, and the minority shareholder's share of losses in Tarrant Mexico totaling $14.9 million, of which $13.7 million is this shareholder's 25% share of the charge we incurred for the write down of fixed assets in Mexico. Earnings from the equity method investments, UAV and PBG7, totaled approximately $35,000 for the first six months of 2005. None of the profit in the equity method investments was allocated to the minority members because we previously absorbed losses in excess of the minority members' investment.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity requirements arise from the funding of our working capital needs, principally inventory, finished goods shipments-in-transit, work-in-process and accounts receivable, including receivables from our contract manufacturers that relate primarily to fabric we purchase for use by those manufacturers. Our primary sources for working capital and capital expenditures are cash flow from operations, borrowings under our bank and other credit facilities, issuance of long-term debt, sales of equity and debt securities, and vendor financing. In the near term, we expect that our operations and borrowings under bank and other credit facilities and sales of equity and debt securities will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

         Cash flows for the six months ended June 30, 2005 and 2004 were as follows (dollars in thousands):

CASH FLOWS:                                                  2005        2004
                                                           --------    --------
Net cash provided by (used in) operating activities ....   $(16,422)   $ 12,415
Net cash provided by (used in) investing activities ....   $  3,014    $   (208)
Net cash provided by (used in) financing activities ....   $ 13,373    $(14,603)

         During the first six months of 2005, net cash used in operating activities was $16.4 million, as compared to net cash provided by operating activities of $12.4 million for the same period in 2004. Net cash used in operating activities in the first six months of 2005 resulted primarily from a net income of $765,000, reduced by increases of $20.9 million in accounts receivable and $4.9 million in inventory, partially offset by depreciation and amortization expense of $1.3 million, an increase of $6.4 million in account payable and decrease of $1.7 million due to/from related parties. The increase in accounts receivable, inventory and accounts payable in the first six months of 2005 was primarily due to increase in sales volume.

         During the first six months of 2005,  net cash  provided  by  investing activities was $3.0 million, as compared to net cash used in investing activities of $208,000 for the same period in 2004. Net cash provided by investing activities in the first six months 2005 included approximately $2.4 million of collection of advances from our Chairman.

         During the first six months of 2005, net cash provided by financing activities was $13.4 million, as compared to net cash used in financing activities of $14.6 million for the same period in 2004. Net cash provided by financing activities in six months of 2005 included $1.4 million net repayment of our short-term bank borrowings, $10.5 million net proceeds from our credit facilities and $1.5 million net proceeds from Max Azria.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2005 (in millions):

                                                PAYMENTS DUE BY PERIOD
                                      ------------------------------------------
                                                Less    Between  Between   After
CONTRACTUAL OBLIGATIONS                         than      2-3      4-5       5
                                       Total   1 Year    Years    Years    Years
-----------------------------------   ------   ------   ------   ------   ------
Long-term debt (1) ................   $ 34.4   $ 32.9   $  1.5   $ --     $ --
Convertible debentures, net .......      7.7     --        7.7     --       --
Operating leases ..................      0.4      0.2      0.2     --       --
Minimum royalties .................     25.2      4.1     13.9      2.0      5.2
Purchase commitment ...............     49.0      4.0     10.0     10.0     25.0
                                      ------   ------   ------   ------   ------
Total Contractual Cash Obligations    $116.7   $ 41.2   $ 33.3   $ 12.0   $ 30.2

   (1) Excludes interest on long-term debt obligations. Based on outstanding borrowings as of June 30, 2005, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $3.2 million.

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


         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bears interest at 7.0% per annum at June 30, 2005. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31, 2005 and to reduce the tangible net worth requirement at June 30, 2005. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of June 30, 2005, $13.8 million was outstanding under this facility with UPS and an additional $3,000 was available for future borrowings. In addition, $1.2 million of open letters of credit was outstanding as of June 30, 2005.

         On December 31, 2004, our Hong Kong subsidiaries entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. On June 27, 2005, we amended the loan agreement with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of June 30, 2005, $4.0 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of June 30, 2005, $3.5 million was outstanding under this facility. In addition, $0.9 million of open letters of credit was outstanding and none was available for future borrowings as of June 30, 2005. In October 2004, a tax loan for HKD 7.725 million (equivalent to US $977,000) was also made available to our Hong Kong subsidiaries. As of June 30, 2005, $423,000 was outstanding under this loan.

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

         On October 1, 2004, we amended and restated the Debt Facility with GMAC by entering into a new factoring agreement with GMAC. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of
(a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC by PBG7. This facility bears interest at 6.237% per annum at June 30, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. On June 29, 2005, GMAC agreed to reduce the tangible net worth requirement at June 30, 2005 from $25 million to $22 million. The tangible net worth requirement of $25 million resumes at September 30, 2005 and at the end of each fiscal quarter thereafter. As of June 30, 2005, we were in compliance with the covenants. A total of $28.8 million was outstanding with respect to receivables factored under the GMAC facility at June 30, 2005.

         In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory. The maximum borrowing availability under the factoring agreement, based on a borrowing base formula, remained $40 million. In connection with this amendment, we granted GMAC a lien on certain of our inventory located in the United States. A total of $2.1 million was outstanding under the GMAC facility at June 30, 2005 with respect to collateralized inventory.

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

         On December 14, 2004, we completed a $10 million financing through the issuance of 6% Secured Convertible Debentures ("Debentures") and warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors may convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The Debentures bear interest at a rate of 6% per annum and have a term of three years. We may elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contain customary events of default and permit the holders thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures are secured by a subordinated lien on certain of our accounts receivable and related assets. The placement agent in the financing, received compensation for its services in the amount of $620,000 in cash and issuance of five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share.

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $182,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $141,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first six months of 2005 was $248,000. Total deferred financing cost amortized in the first six months of 2005 was $103,000. Total interest paid to the holders of the Debentures in the first six months of 2005 was $326,000. As of June 30, 2005, $6.5 million, net of $1.2 million of debt discount, remained outstanding under the Debentures.

         On February 14, 2005, we borrowed $5.0 million from Max Azria, which amount bears interest at the rate of 4% per annum and is payable in weekly installments of $250,000 beginning on February 28, 2005 and continuing each Monday until July 11, 2005. This is an unsecured loan. As of June 30, 2005, $1.5 million remained outstanding under this loan. In early August 2005, we repaid the loan in its entirety.

         We had two equipment loans outstanding at June 30, 2005 totaling $70,000 bearing interest at 6% payable in installments through 2009.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of June 30, 2005, $1.6 million was outstanding under this facility and $3.6 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman of the Board of Directors, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We are currently leasing both of these facilities on a month-to-month basis. We paid $255,000 and $332,000 in the three months ended June 30, 2005 and 2004, respectively, for office and warehouse facilities.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $44.8 million notes receivable - related party on the accompanying balance sheet as of June 30, 2005 was $1.3 million of Mexico value added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $954,000 and $2.8 million of fabric from Acabados y Terminados in the three months ended June 30, 2005 and 2004. Net amount due from these parties as of June 30, 2005 was $294,000.

         From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2005 was approximately $2,432,000. Mr. Guez paid our expenses of approximately $126,000 and $106,000 for the three months ended June 30, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principle on Mr. Guez's loan. The balance of $2.4 million is payable on demand and had been shown as reductions to shareholders' equity as of June 30, 2005. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $46,000 and $93,000 for the three months ended June 30, 2005 and 2004, respectively. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca is owned by Hubert Guez, the brother of Gerard Guez, our Chairman. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. Two and one half percent of gross sales as management fees were paid to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $0 and $54,000 in the three months ended June 30, 2005 and 2004, respectively. We purchased $0 and $1.5 million of finished goods and service from Azteca and its affiliates in the three months ended June 30, 2005 and 2004, respectively. Our total sales of fabric and service to Azteca in the three months ended June 30, 2005 and 2004 were $0 and $436,000, respectively.

         Commencing in June 2003, UAV began selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which was ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven7 in the three months ended June 30, 2005 and 2004 were $0 and $1.1 million, respectively.

         At December 31, 2004, Messrs. Guez and Kay beneficially owned 961,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 10.8% of Tag-It Pacific's common stock at December 31, 2004. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Commencing in 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $34,000 and $503,000 of trim inventory from Tag-It in the three months ended June 30, 2005 and 2004, respectively. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 7 of the "Notes to Consolidated Financial Statements."

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

         Kohl's accounted for 16.4% and 15.6% of our net sales for the first six months of 2005 and 2004, respectively. Mervyn's accounted for 11.1% and 16.2% of our net sales for the first six months of 2005 and 2004, respectively. Lerner New York accounted for 9.1% and 11.5% of our net sales for the first six months of 2005 and 2004, respectively. Affiliated department stores owned by Federated Department Stores accounted for approximately 13.4% and 9.9% of our net sales for the first six months of 2005 and 2004, respectively. Wal-Mart accounted for approximately 9.9% and 7.1% of our net sales for the first six months of 2005 and 2004, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

FAILURE OF THE TRANSPORTATION INFRASTRUCTURE TO MOVE SEA FREIGHT IN ACCEPTABLE TIME FRAMES COULD ADVERSELY AFFECT OUR BUSINESS.

         Because the bulk of our freight is designed to move through the West Coast ports in predictable time frames, we are at risk of cancellations and penalties when those ports operate inefficiently creating delays in delivery. We experienced such delays from June 2004 until November 2004, and we may experience similar delays in the future especially during peak seasons. There can be no assurances of, and we have no control over a return to timely deliveries. Unpredictable timing for shipping may cause us to utilize air freight or may result in customer penalties for late delivery, any of which could reduce our operating margins and adversely effect our results of operations.

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

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe we have sufficient cash on hand and cash available through our bank credit facilities, issuance of long-term debt, proceeds from sale of debt or equity securities, and proceeds from the exercise of stock options to fund existing operations for the foreseeable future. However, in the future we may need to raise additional funds through equity or debt financings or collaborative relationships. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 89% of our products sold in the second quarter of 2005 were imported from outside the U.S. We are subject to the risks associated with doing business in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of June 30, 2005, our executive officers and directors and their affiliates owned approximately 43.3% of the outstanding shares of our common stock. Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, alone own approximately 33.6% and 8.5%, respectively, of the outstanding shares of our common stock at June 30, 2005. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         During the second quarter of 2005, we adopted new policies and procedures for accounting for instruments with convertible features. Specifically, our Chief Financial Officer, who was hired in the third quarter of 2004, will review and approve the appropriate accounting for convertible instruments and determine whether any embedded beneficial conversion feature is required to be recognized and measured separately. This change was made in response to the conclusion by management and Grant Thornton LLP, our independent accountants, that a material weakness existed in our internal control over financial reporting in light of the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2004. See Note 16 of the "Notes to Consolidated Financial Statements" for a discussion of the restatement.

         Other than as described above, during the second quarter of 2005 there were no significant changes in our internal controls or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

         From June 22, 2005 through August 2 2005, holders of our outstanding 6% convertible secured debentures converted an aggregate of $361,000 of indebtedness under the debentures into 180,500 shares our common stock. The debentures are convertible at the option of the holders into shares of our common stock at a price of $2.00 per share. These shares were issued to certain holders of the debentures as of the following dates:

         o        100,000 shares on June 22, 2005

         o        20,500 shares on June 28, 2005

         o        60,000 shares on August 2, 2005

         The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 26, 2005, we held our 2005 Annual Meeting of Shareholders. At the annual meeting, there were 28,814,763 shares entitled to vote, and 25,715,746 shares (89.25%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Gerard Guez, Todd Kay, Barry Aved, Corazon Reyes, Joseph Mizrachi, Mitchell Simbal, Milton Koffman, Stephane Farouze and Simon Mani.

         The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

         1. Proposal to elect Barry Aved, Stephane Farouze, Milton Koffman and Mtichell Simbal to serve as our Class II directors for two years and until their successors has been elected.

                  DIRECTOR               FOR               WITHHELD

                 Barry Aved           25,573,224           142,522
              Stephane Farouze        25,690,971            24,775
               Milton Koffman         25,690,971            24,775
              Mitchell Simbal         25,690,971            24,775

         2. Proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountants for the year ended December 31, 2005.

            FOR               AGAINST           ABSTAIN        BROKER NON-VOTES

         25,692,570            11,675            11,500               1

ITEM 6.  EXHIBITS.


         EXHIBIT
         NUMBER         DESCRIPTION
         -------        --------------------------------------------------------

         10.11.1 First Amendment Factoring Agreement dated as of May 9, 2005 by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc.

         10.11.2 Inventory Security Agreement by and among GMAC Commercial Finance LLC and Tarrant Apparel Group,
                        Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc.

         10.16.17 Eleventh Deed of Variation to Syndicated Letter of Credit Facility effective as of February 14, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

         10.16.18       Twelfth  Deed of  Variation  to  Syndicated  Letter  of
                        Credit Facility effective as of June 27, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

         10.16.19 First Deed of Variation to Loan Agreement effective as of June 27, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

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

                                               TARRANT APPAREL GROUP

Date:    August 11, 2005                       By:      /s/    Corazon Reyes
                                                     --------------------------
                                                           Corazon Reyes,
                                                       Chief Financial Officer


Date:    August 11, 2005                       By:    /s/    Barry Aved
                                                     --------------------------
                                                             Barry Aved,
                                                       Chief Executive Officer