Form 10-Q
period 2005-09-30
TARRANT APPAREL GROUP
filed 2005-11-14
CIK 944948

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                 Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

Number of shares of Common Stock of the registrant outstanding as of November 10, 2005: 30,553,763.


================================================================================

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2005 (Unaudited)
         and December 31, 2004 (Audited) ..................................    2

         Consolidated Statements of Operations and Comprehensive
         Income (Loss) for the Three Months and Nine Months Ended
         September 30, 2005 and September 30, 2004 ........................    3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2005 and September 30, 2004 ..................    4

         Notes to Consolidated Financial Statements .......................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   34

Item 4.  Controls and Procedures ..........................................   34

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   35

Item 6.  Exhibits .........................................................   35

         SIGNATURES .......................................................   36


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS
                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2005              2004
                                                              -------------    -------------
                                                               (Unaudited)       (Audited)
                           ASSETS
Current assets:
   Cash and cash equivalents ..............................   $   1,636,941    $   1,214,944
   Accounts receivable, net ...............................      64,859,916       37,759,343
   Due from related parties ...............................       3,794,229       10,651,914
   Inventory ..............................................      26,364,421       19,144,105
   Current portion of notes receivable from related parties       5,323,733        5,323,733
   Prepaid expenses .......................................       1,292,308        1,251,684
   Prepaid royalties ......................................       2,162,450        2,257,985
   Income taxes receivable ................................         145,236          144,796
                                                              -------------    -------------
 Total current assets .....................................     105,579,234       77,748,504

   Property and equipment, net ............................       1,745,910        1,874,893
   Notes receivable - related party, net of current portion      38,728,558       40,107,337
   Due from related parties ...............................       2,796,516             --
   Equity method investment ...............................       2,140,228        1,880,281
   Deferred financing cost, net ...........................         950,634        1,203,259
   Other assets ...........................................         173,674          414,161
   Goodwill, net ..........................................       8,582,845        8,582,845
                                                              -------------    -------------
 Total assets .............................................   $ 160,697,599    $ 131,811,280
                                                              =============    =============


            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings .............................   $  15,414,942    $  17,951,157
   Accounts payable .......................................      28,028,676       24,394,553
   Accrued expenses .......................................      11,824,895       11,243,179
   Income taxes ...........................................      17,597,599       16,826,383
   Current portion of long-term obligations ...............      44,243,959       19,628,701
                                                              -------------    -------------
 Total current liabilities ................................     117,110,071       90,043,973

Long-term obligations .....................................         660,425        2,544,546
Convertible debentures, net ...............................       5,846,657        8,330,483
Deferred tax liabilities ..................................         152,233          213,784

Minority interest in UAV and PBG7 .........................         163,577             --

Commitments and contingencies .............................            --               --

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares
      (2005) and (2004) issued and outstanding ............            --               --
   Common stock, no par value, 100,000,000 shares
     authorized; 30,553,763 shares (2005) and 28,814,763
     shares (2004) issued and outstanding .................     114,977,465      111,515,091
   Warrant to purchase common stock .......................       2,846,833        2,846,833
   Contributed capital ....................................       9,965,591        9,965,591
   Accumulated deficit ....................................     (88,715,524)     (91,182,959)
   Notes receivable from officer/shareholder ..............      (2,309,729)      (2,466,062)
                                                              -------------    -------------
 Total shareholders' equity ...............................      36,764,636       30,678,494
                                                              -------------    -------------

 Total liabilities and shareholders' equity ...............   $ 160,697,599    $ 131,811,280
                                                              =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                            ------------------------------    ------------------------------
                                                 2005            2004             2005             2004
                                            -------------    -------------    -------------    -------------
Net sales ...............................   $  69,566,080    $  38,102,733    $ 164,934,075    $ 118,746,577
Cost of sales ...........................      55,020,926       33,968,166      129,988,823      101,846,372
                                            -------------    -------------    -------------    -------------

Gross profit ............................      14,545,154        4,134,567       34,945,252       16,900,205
Selling and distribution expenses .......       2,846,445        2,081,389        7,812,476        7,110,002
General and administrative expenses .....       7,398,722        5,494,741       20,270,148       25,564,599
Royalty expenses ........................       1,288,634          125,000        2,181,325          417,873
Impairment of assets ....................            --               --               --         77,982,034
                                            -------------    -------------    -------------    -------------

Income (loss) from operations ...........       3,011,353       (3,566,563)       4,681,303      (94,174,303)

Interest expense ........................      (1,301,271)        (700,451)      (3,400,081)      (2,194,080)
Interest income .........................         505,913           94,067        1,575,727          281,292
Other income ............................         168,176          383,899          753,894        6,994,834
Other expense ...........................            (228)        (194,391)            (559)        (623,719)
Minority interest .......................        (163,576)         180,264         (163,576)      15,196,733
                                            -------------    -------------    -------------    -------------

Income (loss) before provision for income
   taxes ................................       2,220,367       (3,803,175)       3,446,708      (74,519,243)
Provision for income taxes ..............         517,950          215,511          979,272        1,040,154
                                            -------------    -------------    -------------    -------------

Net income (loss) .......................   $   1,702,417    $  (4,018,686)   $   2,467,436    $ (75,559,397)
                                            =============    =============    =============    =============

Net income (loss) per share:
   Basic ................................   $        0.06    $       (0.14)   $        0.08    $       (2.63)
                                            =============    =============    =============    =============
   Diluted ..............................   $        0.06    $       (0.14)   $        0.08    $       (2.63)
                                            =============    =============    =============    =============

Weighted average common and common
   equivalent shares:
   Basic ................................      30,365,502       28,814,763       29,451,054       28,705,274
                                            =============    =============    =============    =============
   Diluted ..............................      30,785,797       28,814,763       29,517,251       28,705,274
                                            =============    =============    =============    =============


Net income (loss) .......................   $   1,702,417    $  (4,018,686)   $   2,467,436    $ (75,559,397)
Foreign currency translation adjustment .            --             56,998             --         (2,908,207)
                                            -------------    -------------    -------------    -------------
Total comprehensive income (loss) .......   $   1,702,417    $  (3,961,688)   $   2,467,436    $ (78,467,604)
                                            =============    =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------    -------------
                                                                  2005              2004
                                                              -------------    -------------
Operating activities:
Net income (loss) .........................................   $   2,467,436    $ (75,559,397)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
   Deferred taxes .........................................         (61,551)         (31,992)
   Depreciation and amortization ..........................       1,738,937        7,940,452
   Asset impairment .......................................            --         77,982,034
   Unrealized gain on foreign currency ....................            --           (362,159)
   Compensation expense related to stock option ...........          38,740          161,037
   Provision for returns and discounts ....................         372,805         (323,925)
   (Gain) loss on sale of fixed assets ....................        (113,968)           8,811
   Income from investments ................................        (475,947)        (723,450)
   Minority interest ......................................         163,577      (15,196,731)
   Changes in operating assets and liabilities:
     Restricted cash ......................................            --          2,759,742
     Accounts receivable ..................................     (27,473,378)      17,296,369
     Due to/from related parties ..........................       1,982,152       (1,792,814)
     Inventory ............................................      (6,819,037)       9,561,962
     Temporary quota rights ...............................            --         (1,306,543)
     Prepaid expenses and other receivables ...............          54,471         (127,714)
     Accounts payable .....................................       3,634,123       (5,152,284)
     Accrued expenses and income tax payable ..............       1,689,190          795,242
                                                              -------------    -------------

     Net cash (used in) provided by operating activities ..     (22,802,450)      15,928,640

Investing activities:
   Net (purchase) sale of fixed assets ....................        (452,930)         194,357
   Proceeds from sale of fixed assets .....................         119,506        3,086,350
   Investment in equity investment method .................            --            (75,000)
   Distribution from equity investment method .............         216,000             --
   Collection on notes receivable .........................         977,500             --
   Investment in joint venture ............................            --           (225,899)
   Collection of advances from shareholders/officers ......       2,456,334           20,778
                                                              -------------    -------------

     Net cash provided by investing activities ............       3,316,410        3,000,586

Financing activities:
   Short-term bank borrowings, net ........................      (2,536,215)      (1,707,608)
   Proceeds from long-term obligations ....................     167,099,510       89,259,375
   Payment of long-term obligations and bank borrowings ...    (144,655,258)    (111,585,581)
   Proceeds from issuance of common stock and warrant .....            --          3,667,765
                                                              -------------    -------------

     Net cash provided by (used in) financing activities ..      19,908,037      (20,366,049)

Effect of exchange rate on cash ...........................            --           (114,062)
                                                              -------------    -------------

Decrease in cash and cash equivalents .....................         421,997       (1,550,885)
Cash and cash equivalents at beginning of period ..........       1,214,944        3,319,964
                                                              -------------    -------------

Cash and cash equivalents at end of period ................   $   1,636,941    $   1,769,079
                                                              =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Mexico, and Asia. At September 30, 2005, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

         The consolidated financial data at December 31, 2004 is derived from audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         Royalty expenses consist of the royalty payments and marketing fund commitments according to the various licensing agreements we have entered into. Royalty expenses are calculated based on certain percentage of net sales. All of these agreements include minimum royalties. See Note 14 of the "Notes to Consolidated Financial Statements" regarding various agreements we have entered into.

  Certain  2004  amounts  have  been   reclassified   to  conform  to  the  2005
presentation.

3.       STOCK BASED COMPENSATION

         We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock compensation awards under the intrinsic-value method of Accounting Principles Board ("APB") Opinion No. 25, rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

         On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options. In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. Had the acceleration of these stock options not been undertaken, the future compensation expense we would recognize in the fiscal years of 2006, 2007, 2008 and 2009 would be $1.4 million, $810,000, $10,000 and $3,000, respectively. Our decision to accelerate the vesting of these stock options was based upon the accounting of this $2.2 million of compensation expense from disclosure-only in 2005 to being included in our statement of operations in 2006 to 2009 based on our anticipated adoption of SFAS No. 123 (revised 2004) "Share-Based Payment" effective in January 2006. For the three months ended September 30, 2005 and 2004, $39,000 and $54,000 were recorded, respectively, as an expense related to our stock options. For the nine months ended September 30, 2005 and 2004, $39,000 and $161,000 were recorded, respectively, as an expense related to our stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                            -----------------------------     -----------------------------
                                                2005             2004             2005             2004
                                            ------------     ------------     ------------     ------------
Net income (loss) as reported ...........   $  1,702,417     $ (4,018,686)    $  2,467,436     $(75,559,397)
Add stock-based employee compensation
  charges reported in net loss .........          38,740           53,679           38,740          161,037
Pro forma compensation expense, net of
  tax ...................................     (3,248,221)        (970,416)      (4,298,193)      (3,596,972)
                                            ------------     ------------     ------------     ------------
Pro forma net loss ......................   $ (1,507,064)    $ (4,935,423)    $ (1,792,017)    $(78,995,332)
                                            ============     ============     ============     ============

Net income (loss) per share as reported -
 Basic ..................................   $       0.06     $      (0.14)    $       0.08     $      (2.63)
Add stock-based employee compensation
  charges reported in net loss - Basic ..             --               --               --               --
Pro forma compensation expense per share
  -- Basic ..............................          (0.11)           (0.03)           (0.14)           (0.12)
                                            ------------     ------------     ------------     ------------
Pro forma loss per share -- Basic .......   $      (0.05)    $      (0.17)    $      (0.06)    $      (2.75)
                                            ============     ============     ============     ============

Net income (loss) per share as reported
  -- Diluted ............................   $       0.06     $      (0.14)    $       0.08     $      (2.63)
Add stock-based employee compensation
  charges reported in net loss - Diluted              --               --               --               --
Pro forma compensation expense per share
  -- Diluted ............................          (0.11)           (0.03)           (0.14)           (0.12)
                                            ------------     ------------     ------------     ------------
Pro forma loss per share -- Diluted .....   $      (0.05)    $      (0.17)    $      (0.06)    $      (2.75)
                                            ============     ============     ============     ============

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: weighted-average volatility factors of the expected market price of our common stock of 0.55 for the three months and nine months ended September 30, 2005 and 2004, weighted-average risk-free interest rates of 4% for the three months and nine months ended September 30, 2005 and 2004, dividend yield of 0% and weighted-average expected life of the options of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------

U.S. trade accounts receivable .................   $  6,717,320    $  3,248,887
Foreign trade accounts receivable ..............     17,614,864      17,148,600
Factored accounts receivable ...................     41,357,978      19,452,756
Other receivables ..............................      2,197,742         346,965
Allowance for returns, discounts and bad debts .     (3,027,988)     (2,437,865)
                                                   ------------    ------------
                                                   $ 64,859,916    $ 37,759,343
                                                   ============    ============

5.       INVENTORY

         Inventory consists of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2005            2004
                                                    -----------     -----------
Raw materials - fabric and trim accessories ....    $ 2,392,647     $ 1,164,977
Finished goods shipments-in-transit ............      7,184,557       9,283,022
Finished goods .................................     16,787,217       8,696,106
                                                    -----------     -----------
                                                    $26,364,421     $19,144,105
                                                    ===========     ===========

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. The investment in American Rag CIE, LLC totaling $2.1 million at September 30, 2005, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the nine month ended September 30, 2005 was as follows:

         Balance as of December 31, 2004 ............      $ 1,880,281
         Share of income ............................          475,947
         Distribution ...............................         (216,000)
                                                           -----------

          Balance as of September 30, 2005 ..........      $ 2,140,228
                                                           ===========

7.       DEBT

         Short-term bank borrowings consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2005            2004
                                                   -----------     -----------
Import trade bills payable - UPS, DBS Bank
   and Aurora Capital ..........................   $ 6,457,570     $ 3,902,714
Bank direct acceptances - UPS and DBS Bank .....     3,000,480      10,447,855
Other Hong Kong credit facilities - UPS and
   DBS Bank ....................................     5,956,892       3,600,588
                                                   -----------     -----------
                                                   $15,414,942     $17,951,157
                                                   ===========     ===========

         Long-term obligations consist of the following:

                                             SEPTEMBER 30,          DECEMBER 31,
                                                 2005                  2004
                                             ------------          ------------
Vendor financing ...................         $     26,789          $    135,145
Equipment financing ................               66,031                78,038
Term loan - UPS ....................            3,125,000             5,000,000
Debt facility - GMAC ...............           41,686,564            16,960,064
                                             ------------          ------------
                                               44,904,384            22,173,247
Less current portion ...............          (44,243,959)          (19,628,701)
                                             ------------          ------------
                                             $    660,425          $  2,544,546
                                             ============          ============

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bore interest at 7.75% per annum at September 30, 2005. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31,

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2005 and to reduce the tangible net worth requirement at June 30, 2005. On August 31, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from August 31, 2005 to October 31, 2005, immediately reduce the maximum amount of borrowings to $14.5 million on September 1, 2005 and further reduced the maximum amount of borrowing to $14.0 million on October 1, 2005. On October 31, 2005, we further amended the letter of credit facility with UPS to extend the expiration date of the facility from October 31, 2005 to January 31, 2006 and amend the interest rate to "prime rate" plus 3%. The most recent facility amendment also provides for reduction in the maximum amount of borrowings to $13.5 million commencing on November 1, 2005, to $13 million commencing on December 1, 2005, and to $12.5 million commencing on January 1, 2006. Additionally, Gerard Guez, our Chairman, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of September 30, 2005, we were in compliance with the covenants. As of September 30, 2005, $11.3 million was outstanding under this facility with UPS (classified above as follows: $3.9 million in import trade bills payable; $3.0 million in bank direct acceptances and $4.4 million in other Hong Kong credit facilities) and an additional $0.8 million was available for future borrowings. In addition, $2.4 million of open letters of credit was outstanding as of September 30, 2005.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. As of September 30, 2005, $2.9 million was outstanding under this facility. In addition, $0.8 million of open letters of credit was outstanding and $91,000 was available for future borrowings as of September 30, 2005. In October 2004, a tax loan for HKD 7.725 million (equivalent to US $977,000) was also made available to our Hong Kong subsidiaries. As of September 30, 2005, $171,000 was outstanding under this loan.

         As of September 30, 2005, the total balance outstanding under the DBS Bank credit facilities was $3.1 million (classified above as follows: $1.5 million in import trade bills payable, $0.1 million in bank direct acceptances and $1.5 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of September 30, 2005, $1.0 million was outstanding under this facility (classified above under import trade bills payable) and $5.1 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

         On February 14, 2005, we borrowed $5.0 million from Max Azria, which amount bore interest at the rate of 4% per annum and was payable in weekly installments of $250,000 beginning on February 28, 2005. This was an unsecured loan. In early August 2005, we repaid the loan in its entirety.

EQUIPMENT FINANCING

         We had two equipment loans outstanding at September 30, 2005 totaling $66,000 bearing interest at 6% payable in installments through 2009.

TERM LOAN - UPS

         On December 31, 2004, our Hong Kong subsidiaries entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. This facility bore interest at 8.75% per annum at September 30, 2005. On June 27, 2005, we amended the loan agreement

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of September 30, 2005, we were in compliance with the covenants. As of September 30, 2005, $3.1 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

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

         On October 1, 2004, we amended and restated the Debt Facility with GMAC by entering into a new factoring agreement with GMAC. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of
(a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC by PBG7. The facility bears interest at 6.86% per annum and the facility under PBG7, LLC bears interest at 7.25% per annum at September 30, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. On June 29, 2005, GMAC agreed to reduce the tangible net worth requirement at June 30, 2005 from $25 million to $22 million. The tangible net worth requirement of $25 million resumes at September 30, 2005 and at the end of each fiscal quarter thereafter. As of September 30, 2005, we were in compliance with the covenants. A total of $38.7 million was outstanding with respect to receivables factored under the GMAC facility at September 30, 2005.

        In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory. The maximum borrowing availability under the factoring agreement, based on a borrowing base formula, remained $40 million. In connection with this amendment, we granted GMAC a lien on certain of our inventory located in the United States. A total of $3.0 million was outstanding under the GMAC facility at September 30, 2005 with respect to collateralized inventory.

         The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

8.       CONVERTIBLE DEBENTURES AND WARRANTS

         On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures ("Debentures") and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors may convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bear interest at a rate of 6% per annum and have a term of three years. We may elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contain customary events of default and permit the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures are secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The convertible debenture was thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 is being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets at December 31, 2004.

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

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first nine months of 2005 was $355,000. Total deferred financing cost amortized in the first nine months of 2005 was $142,000. Total interest paid to the holders of the Debentures in the first nine months of 2005 was $435,000. As of September 30, 2005, $5.8 million, net of $1.1 million of debt discount, remained outstanding under the Debentures.

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

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. See Note 8 of the "Notes to Consolidated Financial Statements."

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for share-based compensation

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

12.      NET INCOME (LOSS) PER SHARE

         A  reconciliation  of the numerator and  denominator  of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                   ---------------------------    ---------------------------
                                       2005           2004            2005           2004
                                   ------------   ------------    ------------   ------------
Basic EPS Computation:
Numerator .....................   $  1,702,417   $ (4,018,686)   $  2,467,436   $(75,559,397)
Denominator:
Weighted average common shares
outstanding ...................     30,365,502     28,814,763      29,451,054     28,705,274
                                  ------------   ------------    ------------   ------------

Basic EPS .....................   $       0.06   $      (0.14)   $       0.08   $      (2.63)
                                  ============   ============    ============   ============

Diluted EPS Computation:
Numerator .....................   $  1,702,417   $ (4,018,686)   $  2,467,436   $(75,559,397)
Denominator:
Weighted average common share
outstanding ...................     30,365,502     28,814,763      29,451,054     28,705,274
Incremental shares from assumed
exercise of warrant ...........        403,266           --            59,040           --
Incremental shares from assumed
exercise of options ...........         17,029           --             7,157           --
                                  ------------   ------------    ------------   ------------

Total shares ..................     30,785,797     28,814,763      29,517,251     28,705,274
                                  ------------   ------------    ------------   ------------

Diluted EPS ...................   $       0.06   $      (0.14)   $       0.08   $      (2.63)
                                  ============   ============    ============   ============


         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share".

         For options and warrants outstanding as of September 30, 2005, only 7,157 and 59,040 shares of outstanding options and warrants, respectively, were included in the computation of income per share in the nine months ended September 30, 2005 as the exercise prices of the remaining shares were greater than the average market price for the nine months ended September 30, 2005. All options and warrants were excluded from the computation of loss per share in the nine months ended September 30, 2004, as the impact would be anti-dilutive. The effect of applying "IF Converted Method" to the convertible debenture was anti-dilutive, therefore, it was excluded from the computation of income per share in the nine months ended September 30, 2005. The following table presents outstanding options, warrants and convertible debentures.

                                                  AS OF SEPTEMBER 30,
                                              -------------------------
                                                 2005           2004
                                              ----------     ----------

         Options ........................      6,745,175      8,759,862
         Warrants .......................      2,361,732        911,732
         Convertible debentures .........      3,456,313           --
                                              ----------     ----------
         Total ..........................     12,563,220      9,671,594
                                              ==========     ==========

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

13.      RELATED PARTY TRANSACTIONS

         As of September 30, 2005, related party affiliates were indebted to us in the amounts of $8.9 million. These include amounts due from Gerard Guez, our Chairman. From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2005 was approximately $2,352,000. At September 30, 2005, the entire balance due from Mr. Guez totaling $2.3 million is payable on demand and has been shown as reductions to shareholders' equity. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $45,000 and $92,000 for the three months ended September 30, 2005 and 2004, respectively. Total interest paid by Mr. Guez was $165,000 and $278,000 for the nine months ended September 30, 2005 and 2004, respectively. Mr. Guez paid expenses on our behalf of approximately $87,000 and $98,000 for the three months ended September 30, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. Mr. Guez paid expenses on our behalf of approximately $321,000 and $299,000 for the nine months ended September 30, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

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

         Commencing in June 2003, UAV began selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which was ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven7 in the three months ended September 30, 2005 and 2004 were $0 and $42,000, respectively. Total sales to Seven7 in the nine months ended September 30, 2005 and 2004 were $0 and $3.4 million, respectively. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Commencing in 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $20,000 and $465,000 of trim inventory from Tag-It in the three months ended September 30, 2005 and 2004, respectively. We purchased $55,000 and $1.2 million of trim inventory from Tag-It in the nine months ended September 30, 2005 and 2004, respectively. We purchased $0 and $2.0 million of finished goods and service from Azteca and its affiliates in the three months ended September 30, 2005 and 2004, respectively. We purchased $135,000 and $7.5 million of finished goods and service from Azteca and its affiliates in the nine months ended September 30, 2005 and 2004, respectively. Our total sales of fabric and service to Azteca in the three months ended September 30, 2005 and 2004 were $0. Our total sales of fabric and service to Azteca in the nine months ended September 30, 2005 and 2004 were $63,000 and $1.0 million, respectively. Pursuant to the operating agreement for UAV, two and one half percent of gross sales of UAV were paid to each of the members of UAV as management fees. Net amount due from these related parties as of September 30, 2005 was $6.0 million. Of this amount, $5.2 million was due from Azteca. We have received a commitment from Azteca to make payments of $200,000 per month starting in October 2005 to repay this balance.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $44.1 million notes receivable - related party on the accompanying balance sheet as of September 30, 2005 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $2.3 million and $1.1 million of fabric from Acabados y Terminados in the three months ended September 30, 2005 and 2004, respectively. We purchased $4.1 million and $5.3 million of fabric from Acabados y Terminados in the nine months ended September 30, 2005 and 2004, respectively. Net amount due from these parties as of September 30, 2005 was $238,000.

         Under lease agreements we entered into between two entities, GET and Lynx International Limited, owned by our Chairman and Vice Chairman, we paid $255,000 and $332,000 in the three months ended September 30, 2005 and 2004, respectively, for office and warehouse facilities. We paid $764,000 and $996,000 in the nine months ended September 30, 2005 and 2004, respectively, for office and warehouse facilities. The lease with Lynx International Limited for our Hong Kong facility expires on December 31, 2005. We currently lease our Los Angeles facility from GET on a month-to-month basis.

         At September 30, 2005, we had various employee receivables totaling $380,000 included in due from related parties.

         We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

14.      COMMITMENTS AND CONTINGENCIES

         On January 3, 2005, Private Brands, Inc, our wholly owned subsidiary, entered into an agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional three-year term. Minimum net sales are $10 million in year 1, $20 million in year 2 and $30 million in year 3. The agreement provides for royalty payments of 8% on net sales, and a marketing fund commitment of 3% of net sales, for a total minimum payment obligation of $6.6 million over the initial term of the agreement. As of September 30, 2005, we have advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment.

         On October 17, 2004, Private Brands, Inc entered into an agreement with
J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel in missy, juniors and large sizes. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005 Camuto Consulting Group replaced J.S. Brand Management as the master licensor. As of September 30, 2005, we had advanced $2.2 million as payment for the first year's minimum royalties. We had applied $1.2 million from the advance against the royalty and marketing expenses in the nine months ended September 30, 2005.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

of $10.4 million over the initial 10-year term of the agreement. At September 30, 2005, the total commitment on royalties remaining on the term was $9.2 million.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $2.3 million and $3.2 million of fabric under this agreement in the three months and nine months ended September 30, 2005, respectively.


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

                                                                                   ADJUSTMENTS
                                                                                       AND
                                UNITED STATES         ASIA           MEXICO        ELIMINATIONS        TOTAL
                                -------------    -------------   -------------    -------------    -------------
THREE MONTHS ENDED
SEPTEMBER 30, 2005
Sales .......................   $  69,023,000    $     536,000   $       7,000    $        --      $  69,566,000
Inter-company sales .........            --         43,576,000            --        (43,576,000)            --
                                -------------    -------------   -------------    -------------    -------------
Total revenue ...............   $  69,023,000    $  44,112,000   $       7,000    $ (43,576,000)   $  69,566,000
                                =============    =============   =============    =============    =============

Income (loss) from operations   $     275,000    $   2,568,000   $     168,000    $        --      $   3,011,000
                                =============    =============   =============    =============    =============

THREE MONTHS ENDED
SEPTEMBER 30, 2004
Sales .......................   $  37,263,000    $     696,000   $     144,000    $        --      $  38,103,000
Inter-company sales .........            --         17,644,000         780,000      (18,424,000)            --
                                -------------    -------------   -------------    -------------    -------------
Total revenue ...............   $  37,263,000    $  18,340,000   $     924,000    $ (18,424,000)   $  38,103,000
                                =============    =============   =============    =============    =============

Income (loss) from operations   $  (3,234,000)   $     554,000   $    (887,000)   $        --      $  (3,567,000)
                                =============    =============   =============    =============    =============

NINE MONTHS ENDED
SEPTEMBER 30, 2005
Sales .......................   $ 163,828,000    $   1,006,000   $     100,000    $        --      $ 164,934,000
Inter-company sales .........            --        105,576,000            --       (105,576,000)            --
                                -------------    -------------   -------------    -------------    -------------
Total revenue ...............   $ 163,828,000    $ 106,582,000   $     100,000    $(105,576,000)   $ 164,934,000
                                =============    =============   =============    =============    =============

Income (loss) from operations   $    (571,000)   $   5,444,000   $    (192,000)   $        --      $   4,681,000
                                =============    =============   =============    =============    =============

NINE MONTHS ENDED
SEPTEMBER 30, 2004
Sales .......................   $ 113,042,000    $   1,713,000   $   3,992,000    $        --      $ 118,747,000
Inter-company sales .........            --         56,243,000       7,440,000      (63,683,000)            --
                                -------------    -------------   -------------    -------------    -------------
Total revenue ...............   $ 113,042,000    $  57,956,000   $  11,432,000    $ (63,683,000)   $ 118,747,000
                                =============    =============   =============    =============    =============

Income (loss) from
   operations (1)               $  (8,725,000)   $   3,116,000   $ (88,565,000)   $        --      $ (94,174,000)
                                =============    =============   =============    =============    =============

(1) Included in Income (loss) from operations an impairment charge of $78.0 million in Mexico region.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include leading retailers, such as Chico's, Macy's Merchandising Group, the Avenue, Lane Bryant, Lerner New York, J.C. Penney, K-Mart, Kohl's, Mervyn's and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. Our private brands include American Rag Cie, Jessica Simpson, Princy by Jessica Simpson, House of Dereon by Tina Knowles, No! Jeans, Alain Weiz, and Gear 7.

         During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group for six years, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 300 stores. During the third quarter of 2005, we were informed by K-Mart that it would discontinue with the Gear 7 brand. While we are pursuing other relationships for the Gear 7 brand, there will be a decline in sales for this brand in the fourth quarter of 2005 as a result of the discontinuance. Alain Weiz continues to be exclusive to Dillard's Department Stores. Sales of Jessica Simpson and Princy by Jessica Simpson totaled $10.7 million in the third quarter of 2005. We began shipping House of Dereon by Tina Knowles in the fourth quarter of 2005. The Jessica Simpson brand was originally launched as a denim line with Charming Shoppes. However, Charming Shoppes is not going forward with the line, and we are currently in discussion with other large volume, middle market retailers who would support the brand as a multi-category collection. During the third quarter of 2005, the master license for Jessica Simpson was changed to the Camuto Consulting Group. We expect this relationship to add a great deal of value to the Jessica Simpson related brands.

         The success of our Private Brands collections has created new opportunities within the Private Label business to add value in the development and marketing of new initiatives for Sears, Mothers Work, Avenue, Chico's, and other retailers. These initiatives were launched during the first nine months of 2005.

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

         As of September 30, 2005, the balance in the allowance for returns, discounts and bad debts reserves was $3.0 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of September 30, 2005, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.7 million.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------        ------------------
                                               2005         2004         2005         2004
                                              -----        -----        -----        -----
Net sales ..............................      100.0%       100.0%       100.0%       100.0%
Cost of sales ..........................       79.1         89.1         78.8         85.8
                                              -----        -----        -----        -----
Gross profit ...........................       20.9         10.9         21.2         14.2
Selling and distribution expenses ......        4.1          5.5          4.7          6.0
General and administration
   expenses ............................       10.6         14.4         12.3         21.5
Royalty and marketing allowance expenses        1.9          0.4          1.3          0.4
Impairment of assets ...................        0.0         --            0.0         65.6
                                              -----        -----        -----        -----
Income (loss) from operations ..........        4.3         (9.4)         2.9        (79.3)
Interest expense .......................       (1.9)        (1.8)        (2.1)        (1.8)
Interest Income ........................        0.7          0.3          1.0          0.2
Other income ...........................        0.3          1.0          0.4          5.9
Other expense ..........................       (0.0)        (0.5)        (0.0)        (0.5)
Minority interest ......................       (0.2)         0.5         (0.1)        12.8
                                              -----        -----        -----        -----
Income (loss) before taxes .............        3.2         (9.9)         2.1        (62.7)
Income taxes ...........................        0.7          0.6          0.6          0.9
                                              -----        -----        -----        -----
Net income (loss) ......................        2.5%       (10.5)%        1.5%       (63.6)%
                                              =====        =====        =====        =====

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

         Net sales increased by $31.5 million, or 82.6%, to $69.6 million in the third quarter of 2005 from $38.1 million in the third quarter of 2004. The increase in net sales in the third quarter of 2005 was primarily due to increased sales of Private Brands, which was $22.6 million in the third quarter of 2005 compared to $2.8 million in the same period of 2004. Gear 7, Jessica Simpson and Princy by Jessica Simpson recorded significant sales contributions in the third quarter of 2005, as compared to no sales for these brands in the third quarter of 2004. We expect sales of these brands to decline significantly in the fourth quarter of 2005 due to the discontinuance by Gear 7 line by K-Mart and Charming Shoppes' decision not to continue with the Jessica Simpson line. Private Label sales for the third quarter of 2005 were $47.0 million compared to $35.3 million in the third quarter of 2004, with the increase resulting primarily from increased sales to Chico's, Sears and Wal-Mart in the third quarter of 2005.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit increased by $10.4 million to $14.5 million in the third quarter of 2005 from $4.1 million in the third quarter of 2004. The increase in gross profit occurred primarily because of an increase in sales and gross margin. As a percentage of net sales, gross profit increased from 10.9% in the third quarter of 2004 to 20.9% in the third quarter of 2005. The improvement in gross margin is primarily attributable to the change of relative product mix in favor of the higher margin Private Brands business as compared to Private Label as well as improved margins in the Private label business due to expansion of our business to include more knitwear and woven tops at better margin using Private Brand product developments.

         Selling and distribution expenses increased by $765,000, or 36.8%, to $2.8 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004. As a percentage of net sales, these expenses decreased to 4.1% in the third quarter of 2005 from 5.5% in the third quarter of 2004 due to increased sales during the third quarter of 2005.

         General and administrative expenses increased by $1.9 million, or 34.7%, to $7.4 million in the third quarter of 2005 from $5.5 million in the third quarter of 2004. The increase was primarily due to the costs associated with developing multiple new lines in the Private Brands business, primarily personnel. As a percentage of net sales, these expenses decreased to 10.6% in the third quarter of 2005 from 14.4% in the third quarter of 2004.

         Royalty and marketing allowance expenses increased by $1.2 million, or 930.9%, to $1.3 million in the third quarter of 2005 from $125,000 in the third quarter of 2004. The increase was primarily due to our sales under the Alain Weiz, and Jessica Simpson brands. As a percentage of net sales, these expenses increased to 1.9% in the third quarter of 2005 from 0.4% in the third quarter of 2004.

         Operating income in the third quarter of 2005 was $3.0 million, or 4.3% of net sales, compared to operating loss of $3.6 million, or 9.4% of net sales, in the comparable period of 2004, because of the factors discussed above.

         Interest expense increased by $601,000 or 85.8%, to $1.3 million in the third quarter of 2005 from $700,000 in the third quarter of 2004. As a percentage of net sales, this expense increased to 1.9% in the third quarter of 2005 from 1.8% in the third quarter of 2004. The increase was partly due to interest expenses of $283,000 in the third quarter of 2005 related to interest payments to holders of Debentures and amortization of debt discount arising from issuing convertible debentures, compared to no such expense in the third quarter of 2004. Interest income increased by $412,000 to $506,000 in the third quarter of 2005 from $94,000 in the third quarter of 2004. The increase was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $460,000 during the third quarter of 2005, compared to no such income in the third quarter of 2004.

         Income from the equity method investments, UAV and PBG7, totaled approximately $164,000 for the third quarter of 2005. Losses allocated to minority interests in the third quarter of 2004 were $180,000, representing the minority partner's share of losses in each of UAV and PBG7.

FIRST NINE MONTHS OF 2005 COMPARED TO FIRST NINE MONTHS OF 2004

         Net sales increased by $46.2 million, or 38.9%, to $164.9 million in the first nine months of 2005 from $118.7 million in the first nine months of 2004. The increase in net sales in the first nine months of 2005 was primarily due to increased sales of Private Brands, which was $45.4 million in the first nine months of 2005 compared to $14.3 million in the same period of 2004. Gear 7, Alain Weiz, Jessica Simpson and Princy by Jessica Simpson recorded significant sales contributions in the first nine months of 2005. We expect sales of these brands to decline significantly in the fourth quarter of 2005 due to the discontinuance by Gear 7 line by K-Mart and Charming Shoppes' decision not to continue with the Jessica Simpson line. Private Label sales for the first nine months of 2005 were $119.5 million compared to $104.4 million in the first nine months of 2004, with the increase resulting primarily from increased sales to Chico's, Mothers Work, Sears and Wal-Mart and a decrease in the sale of close-out inventory and fabric from $7.7 million in the first nine months of 2004 compared to $1.4 million in the first nine months of 2005.

         Gross profit increased by $18.0 million to $34.9 million in the first nine months of 2005 from $16.9 million in the first nine months of 2004. The increase in gross profit occurred primarily because of an increase in sales and improved gross margin. As a percentage of net sales, gross profit increased from 14.2% in the first nine months of 2004 to 21.2% in the first nine months of 2005. The improvement in gross margin is primarily attributable to the change of relative product mix in favor of the higher margin Private Brands business as compared to Private Label, and the reduction of close-out inventory and fabric sales in the first nine months of 2005 as compared to the prior year period.

         Selling and distribution expenses increased by $702,000, or 15.0%, to $7.8 million in the first nine months of 2005 from $7.1 million in the first nine months of 2004. As a percentage of net sales, these expenses decreased from 6.0% for the first nine months of 2004 to 4.7% for the first nine months of 2005 due to increased sales in the first nine months of 2005.

         General and administrative expenses decreased by $5.3 million, or 20.7%, to $20.3 million in the first nine months of 2005 from $25.6 million in the first nine months of 2004. The decrease was primarily due to the depreciation and amortization of our Mexico assets of $6.7 million and $1.1 million of severance paid to the Mexican workers in the first nine months of 2004 as compared to no such expense in the first nine months of 2005 after disposition of our fixed assets in Mexico in late 2004. As a percentage of net sales, these expenses decreased to 12.3% in the first nine months of 2005 from 21.5% in the first nine months of 2004.

         Royalty and marketing allowance expenses increased by $1.8 million, or 422.0%, to $2.2 million in the first nine months of 2005 from $418,000 in the first nine months of 2004. The increase was primarily due to our sales under the Alain Weiz and Jessica Simpson brands. As a percentage of net sales, these expenses increased to 1.3% in the first nine months of 2005 from 0.4% in the first nine months of 2004.

         Impairment of assets expense was $0 in the first nine months of 2005, compared to $78.0 million in the first nine months of 2004. This expense in the first nine months of 2004 was a consequence of our write-down of the book value of our fixed assets in Mexico to their fair value in accordance with SFAS 144.

         Operating income for the first nine months of 2005 was $4.7 million, or 2.9% of net sales, compared to operating loss of $94.2 million, or 79.3% of net sales, in the comparable prior period of 2004 as a result of the factors discussed above.

         Interest expense increased by $1.2 million, or 55.0%, to $3.4 million in the first nine months of 2005 from $2.2 million in the first nine months of 2004. As a percentage of net sales, this expense increased to 2.1% in the first nine months of 2005 from 1.8% in the first nine months of 2004. The increase was primarily due to interest expenses of $1.0 million in the first nine months of 2005 related to interest payments to holders of Debentures and amortization of debt discount arising from issuing convertible debenture, compared to no such expense in the first nine months of 2004. Interest income increased by $1.3 million, to $1.6 million in the first nine months of 2005 from $281,000 in the first nine months of 2004. The increase was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $1.4 million during the first nine months of 2005, compared to no such income in the first nine months of 2004. Other income was $754,000 in the first nine months of 2005, compared to $7.0 million in the first nine months of 2004. This reduction in other income was due primarily to $5.5 million of lease income received for the lease of our facilities and equipment in Mexico in the first nine months of 2004, compared to no such income in the first nine months of 2005 due to the sale of our Mexico operations in the fourth quarter of 2004.

         Earnings from the equity method investments, UAV and PBG7, totaled approximately $164,000 for the first nine months of 2005. Losses allocated to minority interests in the first nine months of 2004 were $15.2 million, representing the minority partner's share of losses in UAV and PBG7 totaling $337,000, and the minority shareholder's share of losses in Tarrant Mexico totaling $14.9 million, of which $13.7 million is this shareholder's 25% share of the charge we incurred for the write down of fixed assets in Mexico.

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

         Cash flows for the nine months ended September 30, 2005 and 2004 were as follows (dollars in thousands):

CASH FLOWS:                                           2005               2004
------------------------------------------          --------           --------
Net cash provided by (used in)
   operating activities ..................          $(22,802)          $ 15,929
Net cash provided by investing
   activities ............................          $  3,316           $  3,001
Net cash provided by (used in)
   financing activities ..................          $ 19,908           $(20,366)


         During the first nine months of 2005, net cash used in operating activities was $22.8 million, as compared to net cash provided by operating activities of $15.9 million for the same period in 2004. Net cash used in operating activities in the first nine months of 2005 resulted primarily from a net income of $2.5 million, reduced by increases of $27.5 million in accounts receivable and $6.8 million in inventory, partially offset by depreciation and amortization expense of $1.7 million, an increase of $3.6 million in account payable and decrease of $2.0 million due to/from related parties. The increase in accounts receivable, inventory and accounts payable in the first nine months of 2005 was primarily due to increase in sales volume in the current year period.

         During the first nine months of 2005, net cash provided by investing activities was $3.3 million, as compared to net cash provided by investing activities of $3.0 million for the same period in 2004. Net cash provided by investing activities in the first nine months of 2005 included approximately $2.5 million of collection of advances from our Chairman and $1.0 million of collection on notes receivable.

         During the first nine months of 2005, net cash provided by financing activities was $19.9 million, as compared to net cash used in financing activities of $20.4 million for the same period in 2004. Net cash provided by financing activities in nine months of 2005 included $2.5 million net repayment of our short-term bank borrowings and $22.4 million net proceeds from our credit facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of September 30, 2005 (in millions):

                                                        PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------------
                                                                Between   Between
                                                    Less than     2-3       4-5        After
CONTRACTUAL OBLIGATIONS                   Total      1 year      years     years      5 years
----------------------------------      --------    --------   --------   --------   --------
Long-term debt(1) ................      $   44.9    $   44.2   $    0.7   $   --     $   --
Convertible debentures, net ......           6.9        --          6.9       --         --
Operating leases .................           6.5         0.7        1.3        1.2        3.3
Minimum royalties ................          23.8         4.5       12.3        2.1        4.9
Purchase commitment ..............          46.8         5.5       10.0       10.0       21.3
                                        --------    --------   --------   --------   --------
Total Contractual Cash Obligations      $  128.9    $   54.9   $   31.2   $   13.3   $   29.5

   (1) Excludes interest on long-term debt obligations. Based on outstanding borrowings as of September 30, 2005, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $4.0 million.

                                                        AMOUNT OF COMMITMENT EXPIRATION
                                                                 PER PERIOD
                                          TOTAL    -----------------------------------------
                                         AMOUNTS     LESS     BETWEEN    BETWEEN
COMMERCIAL COMMITMENTS                  COMMITTED    THAN       2-3        4-5       AFTER
AVAILABLE TO US                           TO US     1 YEAR     YEARS      YEARS     5 YEARS
-----------------------------------     --------   --------   --------   --------   --------
Lines of credit ..................      $   61.4   $   61.4   $   --     $   --      $   --
Letters of credit (within lines of
   credit) .......................      $   18.9   $   18.9   $   --     $   --      $   --
Total commercial commitments .....      $   61.4   $   61.4   $   --     $   --      $   --

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bore interest at 7.75% per annum at September 30, 2005. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31, 2005 and to reduce the tangible net worth requirement at June 30, 2005. On August 31, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from August 31, 2005 to October 31, 2005, immediately reduce the maximum amount of borrowings to $14.5 million on September 1, 2005 and further reduced the maximum amount of borrowing to $14.0 million on October 1, 2005. On October 31, 2005, we further amended the letter of credit facility with UPS to extend the expiration date of the facility from October 31, 2005 to January 31, 2006 and amend the interest rate to "prime rate" plus 3%. The most recent facility amendment also provides for reduction in the maximum amount of borrowings to $13.5 million commencing on November 1, 2005, to $13 million commencing on December 1, 2005, and to $12.5 million commencing on January 1, 2006. Additionally, Gerard Guez, our Chairman, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of September 30, 2005, we were in compliance with the covenants. As of September 30, 2005, $11.3 million was outstanding under this facility with UPS and an additional $0.8 million was available for future borrowings. In addition, $2.4 million of open letters of credit was outstanding as of September 30, 2005.

         On December 31, 2004, our Hong Kong subsidiaries entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. This facility bore interest at 8.75% per annum at September 30, 2005. On June 27, 2005, we amended the loan agreement with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $22 million at December 31, 2004, March 31, 2005 and June 30, 2005, and $25 million as of the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of September 30, 2005, we were in compliance with the covenants. As of September 30, 2005, $3.1 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of September 30, 2005, $2.9 million was outstanding under this facility. In addition, $0.8 million of open letters of credit was outstanding and $91,000 was available for future borrowings as of September 30, 2005. In October 2004, a tax loan for HKD 7.725 million

(equivalent   to  US  $977,000)  was  also  made  available  to  our  Hong  Kong subsidiaries. As of September 30, 2005, $171,000 was outstanding under this loan.

          On October 1, 2004, we amended and restated our previously existing debt facility with GMAC Commercial Credit, LLC ("GMAC") by entering into a new factoring agreement with GMAC. The amended and restated agreement (the factoring agreement) has an expiration date of September 30, 2007. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of (a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC by PBG7. The facility bears interest at 6.86% per annum and the facility under PBG7, LLC bears interest at 7.25% at September 30, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $20 million at September 30, 2004, $22 million at December 31, 2004 and March 31, 2005 and $25 million at the end of each fiscal quarter thereafter beginning on June 30, 2005. On June 29, 2005, GMAC agreed to reduce the tangible net worth requirement at June 30, 2005 from $25 million to $22 million. The tangible net worth requirement of $25 million resumes at September 30, 2005 and at the end of each fiscal quarter thereafter. As of September 30, 2005, we were in compliance with the covenants. A total of $38.7 million was outstanding with respect to receivables factored under the GMAC facility at September 30, 2005.

          In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory. The maximum borrowing availability under the factoring agreement, based on a borrowing base formula, remained $40 million. In connection with this amendment, we granted GMAC a lien on certain of our inventory located in the United States. A total of $3.0 million was outstanding under the GMAC facility at September 30, 2005 with respect to collateralized inventory.

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

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first nine months of 2005 was $355,000. Total deferred financing cost amortized in the first nine months of 2005 was $142,000. Total interest paid to the holders of the Debentures in the first nine months of 2005 was $435,000. As of September 30, 2005, $5.8 million, net of $1.1 million of debt discount, remained outstanding under the Debentures.

         On February 14, 2005, we borrowed $5.0 million from Max Azria, which amount bore interest at the rate of 4% per annum and was payable in weekly installments of $250,000 beginning on February 28, 2005. This was an unsecured loan. As of September 30, 2005, $0 remained outstanding under this loan. In early August 2005, we repaid the loan in its entirety.

         We had two equipment loans outstanding at September 30, 2005 totaling $66,000 bearing interest at 6% payable in installments through 2009.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credits out of Israeli Discount Bank. As of September 30, 2005, $1.0 million was outstanding under this facility and $5.1 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman of the Board of Directors, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. The lease with Lynx International Limited for our Hong Kong facility expires on December 31, 2005. We are currently leasing our Los Angeles facility from GET on a month-to-month basis. We paid $255,000 and $332,000 in the three months ended September 30, 2005 and 2004, respectively, for office and warehouse facilities. We paid $764,000 and $996,000 in the nine months ended September 30, 2005 and 2004, respectively, for office and warehouse facilities.

         In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $44.1 million notes receivable - related party on the accompanying balance sheet as of September 30, 2005 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $2.3 million and $1.1 million of fabric from Acabados y Terminados in the three months ended September 30, 2005 and 2004, respectively. We purchased $4.1 million and $5.3 million of fabric from Acabados y Terminados in the nine months ended September 30, 2005 and 2004, respectively. Net amount due from these parties as of September 30, 2005 was $238,000.

        From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2005 was approximately $2,352,000. Mr. Guez paid our expenses of approximately $87,000 and $98,000 for the three months ended September 30, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principle on Mr. Guez's loan. Mr. Guez paid expenses on our behalf of approximately $165,000 and $278,000 for the nine months ended September 30, 2005 and 2004, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. The balance of $2.3 million is payable on demand and has been shown as reductions to shareholders' equity as of September 30, 2005. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $45,000 and $92,000 for the three months ended September 30, 2005 and 2004, respectively. Total interest paid by Mr. Guez was $321,000 and $299,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca is owned by Hubert Guez, the brother of Gerard Guez, our Chairman. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. Two and one half percent of gross sales as management fees were paid to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $0 and $0 in the three months ended September 30, 2005 and 2004, respectively. We purchased $0 and $2.0 million of finished goods and service from Azteca and its affiliates in the three months ended September 30, 2005 and 2004, respectively. We purchased $135,000 and $7.5 million of finished goods and service from Azteca and its affiliates in the nine months ended September 30, 2005 and 2004, respectively. Our total sales of fabric and service to Azteca in the three months ended September 30, 2005 and 2004 were $0. Our total sales of fabric and service to Azteca in the nine months ended September 30, 2005 and 2004 were $63,000 and $1.0 million, respectively.

         Commencing in June 2003, UAV began selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which was ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven7 in the three months ended September 30, 2005 and 2004 were $0 and $42,000, respectively. Total sales to Seven7 in the nine months ended September 30, 2005 and 2004 were $0 and $3.4 million, respectively.

         At December 31, 2004, Messrs. Guez and Kay beneficially owned 961,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 10.8% of Tag-It Pacific's common stock at December 31, 2004. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Commencing in 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $20,000 and $465,000 of trim inventory from Tag-It in the three months ended September 30, 2005 and 2004, respectively. We purchased $55,000 and $1.2 million of trim inventory from Tag-It in the nine months ended September 30, 2005 and 2004, respectively. From time to time we have guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 7 of the "Notes to Consolidated Financial Statements."

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

         Kohl's accounted for 13.5% and 16.6% of our net sales for the first nine months of 2005 and 2004, respectively. Mervyn's accounted for 9.8% and 16.5% of our net sales for the first nine months of 2005 and 2004, respectively. Lerner New York accounted for 9.3% and 13.0% of our net sales for the first nine months of 2005 and 2004, respectively. Affiliated department stores owned by Federated Department Stores accounted for approximately 11.5% and 8.9% of our net sales for the first nine months of 2005 and 2004, respectively. Wal-Mart accounted for approximately 12.0% and 7.0% of our net sales for the first nine months of 2005 and 2004, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         We have experienced, and expect to continue to experience, substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include the timing of our introduction of new product lines, the level of consumer acceptance of each new product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonality of the markets in which we participate, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the weather, transportation delays, the occurrence of charge backs in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

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

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe we have sufficient vendor credit, cash on hand and cash available through our bank credit facilities, issuance of long-term debt, proceeds from sale of debt or equity securities, and proceeds from the exercise of stock options to fund existing operations for the foreseeable future. However, in the future we may need to raise additional funds through equity or debt financings or collaborative relationships. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

         Substantially all of our import operations are subject to tariffs imposed on imported products, safeguards and growth targets imposed by trade agreements. In addition, the countries in which our products are manufactured or imported may from time to time impose additional new duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating or reducing tariffs. The elimination of quotas on World Trade Organization member countries in 2005 has resulted in explosive growth in textile imports from China, and subsequent safeguard measures including embargo of certain China country of origin products, which has been disruptive, and has a negative impact on margins. Such disruption may continue to affect our products to some extent in the future.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 95% of our products sold in the third quarter of 2005 were imported from outside the U.S. We are subject to the risks associated with doing business in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of September 30, 2005, our executive officers and directors and their affiliates owned approximately 42.8% of the outstanding shares of our common stock. Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, alone own approximately 33.1% and 8.4%, respectively, of the outstanding shares of our common stock at September 30, 2005. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         During the third quarter of 2005 there were no significant changes in our internal controls or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

         EXHIBIT
         NUMBER          DESCRIPTION
         -------         -------------------------------------------------------

         10.16.20 Second Deed of Variation to Loan Agreement effective as of July 29, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.
         10.16.21 Thirteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of July 29, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.
         10.16.22 Fourteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of August 31, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.
         10.31           Employment Agreement, dated September 16, 2005, between
                         Tarrant Company Limited and Henry Chu.
         10.44           Tenancy Agreement,  dated July 1, 2005, between Tarrant
                         Company Limited and Lynx International Limited.
         31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
         31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
         32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
         32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TARRANT APPAREL GROUP

Date:    November 14, 2005                By:   /s/  Corazon Reyes
                                                --------------------------------
                                                     Corazon Reyes,
                                                 Chief Financial Officer


Date:    November 14, 2005                By:   /s/    Barry Aved
                                                --------------------------------
                                                       Barry Aved,
                                                 Chief Executive Officer