Form 10-K
period 2005-12-31
TARRANT APPAREL GROUP
filed 2006-04-03
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                                  COMMON STOCK

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant is approximately $51,515,376 based upon the closing price of the Common Stock on June 30, 2005.

         Number of shares of Common Stock of the Registrant outstanding as of March 30, 2006: 30,543,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                              TARRANT APPAREL GROUP
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business.....................................................    1

Item 1A.      Risk Factors.................................................   10

Item 1B.      Unresolved Staff Comments....................................   15

Item 2.       Properties...................................................   16

Item 3.       Legal Proceedings............................................   16

Item 4.       Submission of Matters to a Vote of Security Holders..........   16

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities.........   17

Item 6.       Selected Financial Data......................................   17

Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................   20

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ..   38

Item 8.       Financial Statements and Supplementary Data..................   38

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................   38

Item 9A.      Controls and Procedures......................................   38

Item 9B.      Other Information............................................   39

PART III

Item 10.      Directors and Executive Officers of the Registrant...........   39

Item 11.      Executive Compensation.......................................   39

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters................   39

Item 13.      Certain Relationships and Related Transactions...............   39

Item 14.      Principal Accounting Fees and Services.......................   39

PART IV

Item 15.      Exhibits and Financial Statement Schedules...................   39

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2005 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Those statements include statements regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, our ability to face stiff competition, profitably manage a sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, general economic conditions, global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein.
See "Item 1A. Risk Factors."

ITEM 1.     BUSINESS

OVERVIEW

         Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Chico's, Macy's Merchandising Group, the Avenue, Lane Bryant, Lerner New York, Mothers Work, J.C. Penney, Kohl's, Sears, Mervyn's and Wal-Mart. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets.

         In 2003 and 2004, our net sales were $320 million and $155 million, respectively. In 2005, our net sales increased by 38.1% to $215 million. In 2003, we experienced a net loss of $35.9 million, which included non-cash charges of inventory write-down of $11 million and an impairment of asset charge of $22.3 million. In 2004, we experienced a net loss of $104.7 million, which included non-cash charges of $22.8 million of foreign currency translation loss and $78.0 million of asset impairments. In 2005, we experienced net income of $1.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We launched our private brands initiative in 2003, in which we acquire ownership of or license rights to a brand name and sell apparel products under the brand, generally to a single retail company within a geographic region. At March 31, 2006, we are selling apparel products under the following brands at the following retailers:

         BRAND                              STORES
         ----------------                   --------------------------

         American Rag CIE                   Macy's Merchandising Group
         Alain Weiz                                  Dillard's

         In addition to these brands, we own or license rights to "Souvenir by Cynthia Rowley", "Gear 7" and brands associated with Jessica Simpson, which include "JS by Jessica Simpson", "Princy by Jessica Simpson" and "Sweet Kisses by Jessica Simpson". With the exception of Souvenir by Cynthia Rowley, during 2005 we sold apparel products under all of these private brands and under the brand "House of Dereon by Tina Knowles".

         During 2005 we sold Gear 7 branded apparel to K-Mart. During the fourth quarter of 2005, K-Mart decided to discontinue this line, and we do not anticipate sales of Gear 7 products in 2006. Additionally, in March 2006, we terminated our license agreement for the brand House of Dereon by Tina Knowles, and sold our remaining inventory to the licensor. As a result, we will no longer sell apparel products under this private brand. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. Accordingly, we do not anticipate sales of Jessica Simpson branded apparel after the first quarter of 2006 unless and until we successfully resolve our dispute with the licensor.

         The expertise acquired in designing and developing our private brands collections has created new opportunities within the private label business to use that same operating method to market new initiatives for Sears, Mothers
Work, Avenue, Chico's, and other retailers. These initiatives were launched during 2005.

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

         We believe that we have the capabilities to take advantage of these trends and remain a principal value-added supplier of casual, moderately priced apparel as well as increase our share of the higher retail, "branded" segment that the major retailers are pursuing.

         DESIGN EXPERTISE. As one of the very few sourcing companies with our own design team, we believe that we have established a reputation with our customers as a fashion resource and manufacturer that is capable of providing design assistance to customers in the face of rapidly changing fashion trends.

         RESEARCH AND DEVELOPMENT CAPABILITIES. We believe our design capability combined with our fabric research and development provide a major advantage that our customers respond to, and that we have skills in the advanced development of washes and finishes that give us a position of competitive strength.

         MARKETING EXPERTISE. We have the understanding and resources to develop strong "brand-like" product marketing to support the need to extend traditional store brands into product presentations that have more value to the consumer in terms of product design and imaging.

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

         We believe that forming strong alliances with premier retailers allows us greater penetration of apparel categories in addition to our core casual bottoms business. In addition to the increased breadth of classifications, we have improved our ability to compete for private label business based on expertise gained from our private brand development. We receive higher margins for development of product by design and marketing assistance.

PRODUCTS

         Women's jeans historically have been, and continue to be, our principal product. In recent years, we have expanded our sales of moderately priced women's apparel to include casual, non-denim, fabrications including twill and other cotton and cotton blends, in woven tops and bottoms. Our women's apparel products currently include jeans wear, casual pants, t-shirts, shorts, blouses, shirts, other tops, dresses and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $5.00 to over $35.00 per garment. We have produced men's and children's apparel in varying significance for the last seven years.

         Over the past three years, approximately 70% of net sales were derived from the sales of pants and jeans, approximately 6% from the sale of shorts, approximately 10% from the sale of shirts, blouses and tops and approximately 6% from the sale of skirts and skort-alls. The balance of net sales consisted of sales of dresses, jackets and other products.

CUSTOMERS

         We generally market our products to high-volume retailers that we believe can grow into major accounts. By limiting our customer base to a select group of larger accounts, we seek to build stronger long-term relationships and leverage our operating costs against large bulk orders. Although we continue to diversify our customer base, the majority of sales growth is most predictable from existing customers.

         The following table shows the percentage of our net sales in fiscal year 2005 attributable to each customer that accounted for more than 10% of net sales.

                                                    PERCENTAGE OF NET SALES
                                                --------------------------------
         CUSTOMER                                            2005
         ------------------------------------   --------------------------------
         Kohl's..............................                13.5
         Macy's Merchandising Group..........                13.4
         Mervyn's............................                11.2
         Wal-Mart............................                11.1


         We currently serve over 20 customers, which in addition to those identified above, include, Lerner New York, Lane Bryant, Chico's, Mothers Work, Sears, the Avenue, Dillard's and J.C. Penney. In 2003, 2004 and 2005, net sales of private brands represented approximately 6%, 14% and 26%, respectively, of our total net sales. We launched our private brands initiative in 2003, in which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. We sell products in our brands "American Rag Cie" exclusively to Macy's Merchandising Group, and our licensed brand "Alain Weiz" exclusively to Dillard's. During 2005, we also sold products under the Gear 7, House of Dereon by Tina Knowles and Princy and JS by Jessica Simpson brands. Gear 7 was discontinued by K-Mart, JS by Jessica Simpson was purchased by Charming Shoppes for early fall only, and we terminated our agreement to design and market House of Dereon by Tina Knowles in March 2006. We are currently in disagreement with the licensor for Jessica Simpson brand apparel over licensing rights.

          We do not have long-term contracts with any of our customers except for Macy's Merchandising Group for American Rag Cie and, therefore, there can be no assurance that other customers will continue to place orders with us of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that our financial condition and results of operations would not be adversely affected. See "Item 1A. Risk Factors."

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

         From time to time and at scheduled seasonal meetings, we present samples to the customer's buyers who determine which, if any, of the samples will be produced on a test run or a bulk order. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores, may require that a product be tested before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables our customers to identify garments that may appeal to consumers and also provides us with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, we generally receive a significant percentage of the customer's total bulk order of the tested item. In addition, as is typical in the private label business, we receive bulk production orders to produce merchandise designed by our competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

SOURCING

GENERAL

         When bidding for or filling an order, our international sourcing network enables us to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, we manufactured our products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China, and have purchased our fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, we have expanded our network to include suppliers and manufacturers located in a number of additional countries, including India, Nepal, Thailand, Egypt and Mexico. Our sourcing strategy is based on a strong presence in Hong Kong and China, and a continued presence in Southeast Asia. We also continue to source production in Mexico and Nicaragua. The following table sets forth the percentage of our merchandise, on the basis of the free on board cost at the supplier's plant, or FOB Basis, by country for the periods indicated:

                                                  2003       2004        2005
                                                -------    --------    -------
         INTERNATIONAL SOURCING:
              Hong Kong, Macau and China......    29.7%      46.9%      71.3%
              Other (1).......................    23.3%      33.4%      14.6%
         DOMESTIC SOURCING:
              United States...................     4.4%       7.1%       9.4%
              Mexico and Central America......    42.6%      12.6%       4.7%
         --------------------
         (1) In 2005, this category consisted mainly of Mongolia, Egypt, Thailand, Vietnam, Nepal and India.

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

         Except for a commitment to purchase $5 million of fabric annually manufactured at facilities in Mexico that we previously owned and sold to affiliates of Mr. Nacif, a shareholder at the time of transaction in 2004, we do not have any long-term contracts with independent fabric suppliers. The loss of any of our major fabric suppliers could have a material adverse effect on our financial condition and results of operations until alternative arrangements are secured.

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

         By allocating an order among different  manufacturers,  we seek to fill the high-volume orders of our customers, while meeting their delivery requirements. Upon receiving an order, we determine which of our suppliers and manufacturers can best fill the order and meet the customer's price, quality and delivery requirements. We consider, among other things, the price charged by each manufacturer and the manufacturer's available production capacity to complete the order, as well as the availability of quota, if applicable, for the product from various countries and the manufacturer's ability to produce goods on a timely basis subject to the customer's quality specifications. Our personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that we stagger the delivery of products over several weeks.

INTERNATIONAL SOURCING

         We conduct and monitor our sourcing operations from our international offices. At December 31, 2005, we had offices in Hong Kong, Mexico and Thailand. The staffs at these locations have extensive knowledge about, and experience with, sourcing and production in their respective regions, including purchasing, manufacturing and quality control. Several times each year, members of our senior management, including local staff, visit and inspect the facilities and operations of our international suppliers and manufacturers.

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

         While we are in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong, Macau or China, such as in India, Nepal, Vietnam, Thailand and Egypt, we still primarily contract with manufacturers and suppliers located in Hong Kong and China for our international sourcing needs, and currently expect that we will continue to do so for the foreseeable future. Any significant disruption in our operations or our relationships with our manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on us.

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

BACKLOG

         As of March 22, 2006, we had unfilled customer orders of approximately $74 million as compared to approximately $73 million as of March 22, 2005. We believe that all of our backlog of orders as of March 22, 2006 will be filled before the end of the third quarter of fiscal 2006. Backlog is based on our estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. Our experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from our backlog.

SEGMENT INFORMATION

         Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into four geographic regions: the United States, Asia, Mexico and Luxembourg. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. For information regarding the revenues and assets associated with our geographic regions, see Note 16 of the "Notes to Consolidated Financial Statements."

IMPORT RESTRICTIONS

QUOTAS

         We imported approximately 90% of our products sold in 2005. Approximately 5% of this merchandise was imported from Mexico, which is subject to special rules under NAFTA. NAFTA allows for the duty and quota free entry into the United States of certain qualifying merchandise.

         A majority of the merchandise imported by us in 2005 was manufactured in various countries (e.g., China) with which the U.S. had entered into bilateral trade agreements.

         As of January 1, 2005, quota on apparel from all WTO countries, including China (except that certain commodities still require quotas as a result of "safeguard measures"), was eliminated. As China is now a member of the WTO, its exports of textiles and apparel to the U.S. are covered by the WTO Agreement on Textiles and Clothing.

DUTIES AND TARIFFS

         As with all goods imported into the U.S., our imported merchandise is subject to duty (unless statutorily exempt from duty) at rates established by U.S. law. These rates range, depending on the type of product, from approximately 2% to 35% of the FOB value of the product. In addition to duties, in the ordinary course of our business, we are occasionally subject to claims by the U.S. Bureau of Customs and Border Protection for penalties, liquidated damages and other charges relating to import activities. Similarly, we are at times entitled to refunds from Customs, resulting from the overpayment of duties.

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

TRADEMARKS

         As part of our private brands strategy, we acquire ownership of or rights to a brand name and sell apparel products under this brand. We have ownership rights to the registered trademarks "American Rag Cie," "Gear7" and "NO! Jeans." In addition, we have acquired license rights to design, market and distribute certain apparel products under the Cynthia Rowley, Alain Weiz and Jessica Simpson brands.

SEASONALITY

         We have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers.

EMPLOYEES

         At December 31, 2005, we had approximately 183 full-time employees in the United States, 14 in Mexico, 138 in Hong Kong, 3 in China and 8 in Thailand. None of our employees are unionized. We consider our relations with our employees to be satisfactory in all areas of our operations.

ITEM 1A.    RISK FACTORS

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

         Four customers accounted for approximately 49% of our net sales in fiscal year 2005. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

FAILURE OF THE TRANSPORTATION INFRASTRUCTURE TO MOVE SEA FREIGHT IN ACCEPTABLE TIME FRAMES COULD ADVERSELY AFFECT OUR BUSINESS.

         Because the bulk of our freight is designed to move through the West Coast ports in predictable time frames, we are at risk of cancellations and penalties when those ports operate inefficiently creating delays in delivery. We experienced such delays from June 2004 until November 2004, and we may experience similar delays in the future especially during peak seasons. Unpredictable timing for shipping may cause us to utilize air freight or may result in customer penalties for late delivery, any of which could reduce our operating margins and adversely affect our results of operations.

UNPREDICTABLE  DELAYS  AS  THE  RESULT  OF  INCREASED  AND  INTENSIFIED  CUSTOMS
ACTIVITY.

         U.S. Customs has stepped up efforts to scrutinize imports from Hong Kong in order to verify all details of shipments under the OPA rules allowing certain processes to be performed in China without shipping under China country of origin documentation. Such "detentions" are unpredictable and cause serious interruption of normally expected freight movement timetables.

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

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe we have sufficient cash on hand and cash available through our bank credit facilities, issuance of debt and equity securities, and proceeds from the exercise of stock options to fund existing operations for the foreseeable future. However, in the future we may need to raise additional funds through equity or debt financings or collaborative relationships. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

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

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating or reducing tariffs. The elimination of quotas on World Trade Organization member countries in 2005 has resulted in explosive growth in textile imports from China, and subsequent safeguard measures including embargo of certain China country of origin products. Actions taken to avoid these measures caused disruption, and a negative impact on margins. Such disruption may continue to affect us to some extent in the future.

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

OUR DEPENDENCE ON THIRD PARTIES FOR BRANDED APPAREL PRODUCTS REDUCES OUR ABILITY TO CONTROL THE MARKETING PROCESS, WHICH COULD HARM OUR SALES, REPUTATION AND OVERALL PROFITABILITY.

         For certain branded apparel lines, in particular celebrity brands, we depend on the cooperation and efforts of the celebrity personality and/or master licensor to support our design and marketing efforts for apparel products. A celebrity's failure to adequately support our marketing efforts could adversely affect the sales for new products and lines. In addition, we are subject to the terms of our agreements with the master licensor for licensed brands, and our rights to exploit certain brands may therefore be limited. Further, we may, from time to time, become involved in disputes with the master licensor with respect to our contractual relationship. To the extent we are not able to receive adequate support from the master licensor and/or celebrity or maintain good working relationships with master licensors, our business would be harmed.

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 90% of our products were imported from outside the U.S. in fiscal 2005. We are subject to the risks associated with doing business in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

         In January 2004, the Internal Revenue Service proposed adjustments to increase our federal income tax payable for the years ended December 31, 1996 through 2001. This adjustment would also result in additional state taxes, penalties and interest. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the Consolidated Financial Statements. The maximum amount of loss in excess of the amount accrued in the financial statements is $7.7 million. If the amount of any actual liability, however, exceeds our reserves, we would experience an immediate adverse earnings impact in the amount of such additional liability, which could be material. Additionally, we anticipate that the ultimate resolution of these matters will require that we make significant cash payments to the taxing authorities. Presently we do not have sufficient cash or borrowing ability to make any future payments that may be required. No assurance can be given that we will have sufficient surplus cash from operations to make the required payments. Additionally, any cash used for these purposes will not be available for other corporate purposes, which could have a material adverse effect on our financial condition and results of operations.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 31, 2006, our executive officers and directors and their affiliates owned approximately 43% of the outstanding shares of our common stock. Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, alone own approximately 33.1% and 8.4%, respectively, of the outstanding shares of our common stock at March 31, 2006. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.     PROPERTIES

         At March 31, 2006, we conducted our operations from 9 facilities, 7 of which were leased. Our leased facilities included:

                                                            Annual
Location                                Purpose          Rental Amount     Expiration
-----------------------------    --------------------   ---------------   -------------
Los Angeles, CA                  Executive offices      $656,000          Monthly
(Washington Blvd.)
New York, NY                     Showroom               $150,000          August 2007
New York, NY                     Showroom               $535,000          June 2015
Ruleville, MS  (2 facilities)    Office and warehouse   Own
Hong Kong                        Office and warehouse   $420,000          December 2006
Hong Kong                        Warehouse              $17,000           July 2007
Bangkok                          Office                 $6,000            March 2007
Tehuacan, Mexico                 Storage                $5,000            Monthly

         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez and Todd Kay, our Chairman and Vice Chairman, respectively. Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our Los Angeles offices and warehouse is leased on a month to month basis. On January 1, 2006, we entered into a one year lease agreement with Lynx International Limited for our office space in Hong Kong.

         We own two facilities in Ruleville, Mississippi with an aggregate of 70,000 square feet.

         We extended our lease for the facility in Bangkok through March 2007. We extended the lease for our Hong Kong warehouse facility through July 2007.

         We entered into a new lease agreement in June 2005 in New York as our showroom through June 2015. This is currently the location used for the private brands sales, design and technical departments, which functions were moved from our Los Angeles executive office.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our shareholders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

NASDAQ NATIONAL MARKET

         Our common stock has been quoted on The NASDAQ Stock Market's National Market System under the symbol "TAGS" since 1995.

         The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock as reported by NASDAQ.

                                                            Low          High
                                                          ---------    --------
2004
First Quarter......................................         1.68         3.73
Second Quarter.....................................         1.45         2.53
Third Quarter......................................         0.79         1.57
Fourth Quarter.....................................         0.78         2.44

2005
First Quarter......................................         1.50         2.62
Second Quarter.....................................         1.35         3.88
Third Quarter......................................         2.76         4.12
Fourth Quarter.....................................         1.02         3.15

         On March 24, 2006, the last reported sale price of our common stock as reported by NASDAQ was $1.27. As of March 24, 2006, we had 26 shareholders of record.

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

                                                       YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                     2001         2002         2003        2004          2005
                                  ---------    ---------    ---------    ---------    ---------
                                             (In thousands, except per share data)
INCOME STATEMENT DATA:
Net sales .....................   $ 330,253    $ 347,391    $ 320,423    $ 155,453    $ 214,648
Cost of sales .................     277,525      302,082      288,445      134,492      169,767
                                  ---------    ---------    ---------    ---------    ---------
   Gross profit ...............      52,728       45,309       31,978       20,961       44,881
Selling and distribution
   expenses ...................      14,345       10,757       11,329        9,291       10,726
General and administrative
   expenses ...................      33,136       30,082       31,767       32,084       26,865
Royalty expense ...............         500          656          242          605        3,665
Amortization of
   Intangibles (2) ............       3,317         --           --           --           --
Impairment charges (3) ........        --           --         22,277       77,982         --
Cumulative translation loss (4)        --           --           --         22,786         --
                                  ---------    ---------    ---------    ---------    ---------

Income (loss) from operations .   $   1,430        3,814      (33,637)    (121,787)       3,625
Interest expense ..............      (7,808)      (5,444)      (5,603)      (2,857)      (4,625)
Interest income ...............       3,256        4,748          425          377        2,081
Minority interest .............        (412)      (4,581)       3,461       15,331          (75)
Interest in income of equity
   method investee ............        --           --           --            770          560
Other income (1) ..............       1,853        2,648        4,784        6,366          354
Other expense (1) .............        (356)      (1,348)      (1,183)        (529)        --
                                  ---------    ---------    ---------    ---------    ---------
Income (loss) before provision
   for income taxes and
   cumulative effect of
   accounting change ..........      (2,037)        (163)     (31,753)    (102,329)       1,920
Provision for income taxes ....        (852)      (1,051)      (4,132)      (2,348)        (927)
                                  ---------    ---------    ---------    ---------    ---------
Income (loss) before cumulative
   effect of accounting change    $  (2,889)   $  (1,214)   $ (35,885)   $(104,677)   $     993
Cumulative effect of
   accounting change (2) ......        --         (4,871)        --           --           --
                                  ---------    ---------    ---------    ---------    ---------
Net income (loss) .............   $  (2,889)   $  (6,085)   $ (35,885)   $(104,677)   $     993
Dividend to preferred
   stockholders ...............        --           --         (7,494)        --           --
                                  ---------    ---------    ---------    ---------    ---------
Net income (loss) available to
   common stockholders (as
   restated) ..................   $  (2,889)   $  (6,085)   $ (43,379)   $(104,677)   $     993
                                  =========    =========    =========    =========    =========

Net income (loss) per share -
Basic:
   Before cumulative effect of
   accounting change (as
   restated) ..................   $   (0.18)   $   (0.08)   $   (2.38)   $   (3.64)   $    0.03
   Cumulative effect of
     accounting change ........        --          (0.30)        --           --           --
   After cumulative effect of
     accounting change (as
     restated) ................   $   (0.18)   $   (0.38)   $   (2.38)   $   (3.64)   $    0.03
Net income (loss) per share -
Diluted:
   Before cumulative effect of
     accounting change (as
     restated) ................   $   (0.18)   $   (0.08)   $   (2.38)   $   (3.64)   $    0.03




   Cumulative effect of
     accounting change ........        --          (0.30)        --           --           --
   After cumulative effect of
     accounting change (as
     restated) ................   $   (0.18)   $   (0.38)   $   (2.38)   $   (3.64)   $    0.03

Weighted average shares
   outstanding (000)
   Basic ......................      15,825       15,834       18,215       28,733       29,729
   Diluted ....................      15,825       15,834       18,215       28,733       29,734


                                                       YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                     2001         2002         2003        2004          2005
                                  ---------    ---------    ---------    ---------    ---------
                                                         (In thousands)
BALANCE SHEET DATA:
Working capital ............      $  25,109    $  11,731    $ (18,018)   $ (12,295)   $ (11,004)
Total assets ...............        288,467      316,444      253,105      131,811      151,242
Bank borrowings, convertible
   debenture and long-term
   obligations .............        111,336      106,937       68,587       48,455       56,148
Shareholders' equity .......        125,164      121,161      107,709       30,678       35,360

----------
(1) Major components of other income (expense) (as presented above) include rental and lease income, and foreign currency gains or losses. See "Item
      7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed our first annual assessment of impairment, which resulted in an impairment loss of $4.9 million.
(3) The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. The expense in 2003 was the impairment of our goodwill and intangible assets and write-off of prepaid expenses due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 5 and
      Note 7 of the "Notes to Consolidated Financial Statements."
(4) Cumulative translation loss attributable to liquidated Mexico operations in 2004 was due to our decision to cease our Mexico operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to
Consolidated Financial Statements" included elsewhere in this Form 10-K. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the fiscal years ended December 31, 2003, 2004 and 2005. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors."

OVERVIEW

         Tarrant Apparel Group is a design and sourcing provider of private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our private brands include American Rag Cie, No! Jeans, Alain Weiz, Gear 7, Souvenir by Cynthia Rowley and brands associated with Jessica Simpson, which include "JS by Jessica Simpson", "Princy by Jessica Simpson" and "Sweet Kisses by Jessica Simpson.

         We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net income (loss) for the years ended December 31, 2003, 2004 and 2005 were as follows (dollars in thousands):

REVENUES AND NET LOSS:                  2003             2004             2005
                                     ---------        ---------        ---------

Net sales ....................       $ 320,423        $ 155,453        $ 214,648
Net income (loss) ............       $ (35,885)       $(104,677)       $     993


         Cash flows for the years ended December 31, 2003, 2004 and 2005 were as follows (dollars in thousands):

CASH FLOWS:                                  2003          2004          2005
                                           --------      --------      --------

Net cash provided by (used in)
   operating activities ..............     $  9,935      $ 12,168      $(12,900)
Net cash provided by (used in)
   investing activities ..............     $ (1,504)     $  1,250      $  3,555
Net cash provided by (used in)
   financing activities ..............     $ (6,295)     $(15,552)     $  9,772


SIGNIFICANT DEVELOPMENTS IN 2005

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in 2005 were $159.6 million compared to $133.8 million in 2004.

         The success of our private brands collections has created new opportunities within the private label business to add value in the development and marketing of new initiatives for Sears, Mothers Work, Avenue, Chico's, and other retailers. These initiatives were launched during 2005, and are on track to be significant growth areas for 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in 2005 were $55.0 million compared to $21.7 million in 2004. At December 31, 2005, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group for six years, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 500 stores. Net sales of American Rag Cie branded apparel totaled $21.8 million in 2005.

         o ALAIN WEIZ: We continue to sell Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $5.3 million in 2005.

         o SOUVENIR BY CYNTHIA ROWLEY: We are in discussions with retailers to identify a potential distribution alliance for the 2006 fall or holiday season for Souvenir by Cynthia Rowley.

         o GEAR 7: During the fourth quarter of 2005, K-Mart discontinued sales of Gear 7 products, which resulted in a decline in sales for this brand in the fourth quarter of 2005. Net sales of Gear 7 branded apparel totaled $14.4 million in 2005. We do not anticipate sales of Gear 7 branded apparel in 2006.

         o JESSICA SIMPSON brands: The JS by Jessica Simpson brand was originally launched as a denim line with Charming Shoppes. However, Charming Shoppes informed us that they would not go forward with the line, resulting in reduced sales for this brand in the fourth quarter of 2005. Net sales of JS by Jessica Simpson and Princy by Jessica Simpson, which is the department store and better specialty store brand, totaled $12.6 million in 2005. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. Accordingly, we do not anticipate sales of Jessica Simpson branded apparel after the first quarter of 2006 unless and until we successfully resolve our dispute with the licensor.

         o HOUSE OF DEREON BY TINA KNOWLES: We began shipping products for the House of Dereon by Tina Knowles brand in the fourth quarter of 2005, resulting in net sales of $309,000 in 2005. In March 2006, we terminated our license agreement for this brand, and sold our remaining inventory to the licensor. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to the agreement and recognized a loss accordingly in 2005. The loss was classified as royalty expense on our consolidated statements of operations.

INTERNAL REVENUE SERVICE AUDIT

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. This adjustment would also result in additional state taxes and interest. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. The proposed adjustments to our 2002 federal income tax return would not result in additional tax due for that year due to the tax loss reported in the 2002 federal return. However, it could reduce the amount of net operating losses available to offset taxes due from the preceding tax years. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the Consolidated Financial Statements under the caption "Income Taxes". The maximum amount of loss in excess of the amount accrued in the financial statements is $7.7 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

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

         As of December 31, 2005, the balance in the allowance for returns, discounts and bad debts reserves was $3.0 million, compared to $2.4 million at December 31, 2004.

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

         We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2005, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.7 million, as compared to a goodwill balance of $8.6 million and a net property and equipment balance of $1.9 million at December 31, 2004. Our net property and equipment balance at December 31, 2004 reflects the disposal of our Mexico fixed assets of $123.3 million in the fourth quarter of 2004. During the year ended December 31, 2005, we did not recognize any impairment related to goodwill and property and equipment.

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

REVENUE RECOGNITION

         Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid ("LDP") terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                     YEARS ENDED DECEMBER 31,
                                                    2003      2004      2005
                                                  --------  --------  --------

Net sales .....................................      100.0%    100.0%    100.0%
Cost of sales .................................       90.0      86.5      79.1
                                                  --------  --------  --------
Gross profit ..................................       10.0      13.5      20.9
Selling and distribution expenses .............        3.5       6.0       5.0
General and administration expenses ...........        9.9      20.6      12.5
Royalty Expenses ..............................        0.1       0.4       1.7
Impairment charges ............................        7.0      50.2      --
Cumulative translation loss ...................       --        14.7      --
                                                  --------  --------  --------

Income (loss) from operations .................      (10.5)    (78.4)      1.7
Interest expense ..............................       (1.7)     (1.8)     (2.2)
Interest income ...............................        0.1       0.2       1.0
Minority interest .............................        1.0       9.9       0.0
Interest in income of equity method investee ..        0.0       0.5       0.3
Other income ..................................        1.5       4.1       0.1
Other expense .................................       (0.3)     (0.3)     (0.0)
                                                  --------  --------  --------

Income (loss) before provision for income taxes       (9.9)    (65.8)      0.9
Provision for income taxes ....................       (1.3)     (1.5)     (0.4)
                                                  --------  --------  --------

Net Income (loss) .............................      (11.2)%   (67.3)%     0.5%
                                                  ========  ========  ========


COMPARISON OF 2005 TO 2004

         Net sales increased by $59.2 million, or 38.1%, from $155.5 million in 2004 to $214.6 million in 2005. The increase in net sales was primarily due to increased sales of private brands, which was $55.0 million in 2005 compared to $21.7 million in 2004. Gear 7, JS by Jessica Simpson and Princy by Jessica Simpson recorded significant sales contributions in 2005, as compared to sales of $1.2 million for these brands in 2004. We expect sales of these brands to decline significantly in 2006 due to the discontinuance of the Gear 7 line by K-Mart, the dispute over our continued rights to the Jessica Simpson line and the discontinuation of House of Dereon. Private label sales in 2005 were $159.6 million compared to $133.8 million in 2004, with the increase resulting primarily from increased sales in 2005 to Wal-Mart, Chico's, Mothers Work and Macy's Merchandising Group.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, and brokerage. Gross profit for 2005 was $44.9 million, or 20.9% of net sales, compared to $21.0 million, or
13.5 % of net sales, for 2004, representing an increase of $23.9 million or 114.1%. The increase in gross profit for 2005 occurred primarily because of an increase in sales volume and gross margin. The improvement in gross margin is primarily attributable to the change of relative product mix in favor of the higher margin private brands business as compared to private label as well as improved margins in the private label business due to expansion of our business to include more knitwear and woven tops at better margins using private brand product developments.

         Selling and distribution expenses increased by $1.4 million, or 15.5%, from $9.3 million in 2004 to $10.7 million in 2005. As a percentage of net sales, these variable expenses decreased from 6.0% in 2004 to 5.0% in 2005 due to the significant increase in sales volume during 2005.

         General and administrative expenses decreased by $5.2 million, or 16.3%, from $32.1 million in 2004 to $26.9 million in 2005. The decrease was primarily due to the depreciation and amortization of our Mexico assets of $6.8 million and $1.1 million of severance paid to the Mexican workers in 2004 as compared to no such expense in 2005 after disposition of our fixed assets in Mexico in late 2004. As a percentage of net sales, these expenses decreased from 20.6% in 2004 to 12.5% in 2005.

         Royalty and marketing allowance expenses increased by $3.1 million, or 505.8%, to $3.7 million in 2005 from $605,000 in 2004. The increase was primarily due to increased sales under the licensed Alain Weiz and Jessica Simpson brands and a write-off of the remaining balance of $1.2 million of prepaid royalty on House of Dereon in 2005 as a result of termination of our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel in March 2006. See Note 11 of the "Notes to Consolidated Financial Statements." As a percentage of net sales, these expenses increased to 1.7% in 2005 from 0.4% in 2004.

         Impairment charges were $78.0 million in 2004 or (50.2)% of net sales, compared to no such expense in 2005. The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. See Note 5 and Note 7 of the "Notes to Consolidated Financial Statements."

         Cumulative translation loss attributable to liquidated Mexico operations was $22.8 million in 2004, or (14.7)% of net sales, compared to no such expense in 2005. We incurred this charge upon the sale of our fixed assets in Mexico in the fourth quarter of 2004.

         Income from operations was $3.6 million in 2005, or 1.7% of net sales, compared to loss from operation of $121.8 million in 2004, or (78.4)% of net sales, due to the factors described above.

         Interest expense increased by $1.7 million, or 61.9%, from $2.9 million in 2004 to $4.6 million in 2005. As a percentage of net sales, this expense increased to 2.2% in 2005 from 1.8% in 2004. The increase was primarily due to an interest expense of $1.3 million in 2005 related to interest payments to holders of convertible debentures and amortization of debt discount arising from issuing convertible debentures, compared to no such expense in 2004. Interest income increased by $1.7 million, or 451.3% from $378,000 in 2004 to $2.1 million in 2005. The increase was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $1.9 million in 2005, compared to no such income in 2004. Other income decreased by $6.0 million, or 94.4%, from $6.4 million in 2004 to $354,000 in 2005, due primarily to $5.5 million of lease income received for the lease of our facilities and equipment in Mexico in 2004, compared to no such income in 2005 due to the sale of our Mexico operations in the fourth quarter of 2004. Other expenses were $529,000 in 2004 compared to $1,000 in 2005.

         In 2005, we allocated $75,000 of profit to minority interest, which consisted of profit shared with the minority partner in the PBG7, LLC. Loss allocated to minority interests in 2004 was $15.3 million, representing $471,000 attributed to the minority shareholder in United Apparel Ventures, LLC, for its 49.9% share in the loss and $14.8 million attributed to the minority shareholder in Tarrant Mexico for its 25% share in the loss.

         Income before provision for income taxes was $1.9 million in 2005 and loss before provision for income taxes was $102.3 million in 2004, representing 0.9% and (65.8)% of net sales, respectively. The increase in income before provision for income taxes was due to the factors discussed above.

         Provision for income taxes was $927,000 in 2005 compared to $2.3 million in 2004, representing (0.4)% and (1.5)% of net sales, respectively.

         Net income was $1.0 million in 2005 as compared to net loss of $104.7 million in 2004, representing 0.5% and (67.3)% of net sales, respectively. Included in the $104.7 million loss in 2004 were charges of $78.0 million for the impairment of long-lived assets and $22.8 million of cumulative translation loss attributable to liquidated Mexico operations. There were no such charges in 2005.

COMPARISON OF 2004 TO 2003

         Net sales decreased by $165.0 million, or 51.5%, from $320.4 million in 2003 to $155.5 million in 2004. The decrease in net sales was largely attributable to a decrease in Mexican sourced sales from $139.1 million in 2003 to $19.5 million in 2004. Several of our larger customers for Mexico produced jeans wear refused to place orders with us following the restructuring of our Mexico operations and resulting labor unrest in Mexico, which resulted in a decline in revenue of approximately $75 million from sales of Mexico-produced merchandise during 2004 as compared to 2003. Additionally, in 2004 we experienced a decline in sales to certain customers of Mexico-sourced merchandise that was unrelated to the labor unrest. In 2004, we also experienced a reduction of sales of fabric to Mexican manufacturers of approximately $17 million. We also experienced a reduction of sales from our import operations in the Far East of approximately $40 million, due in part to several of our larger customers reducing their back-to-school and holiday order placements.

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

         Royalty and marketing allowance expenses increased by $363,000, or 149.5%, to $605,000 in 2004 from $242,000 in 2003. As a percentage of net sales, these expenses increased to 0.4% in 2004 from 0.1% in 2003.

         Impairment charges were $78.0 million in 2004 or (50.2)% of net sales, compared to $22.3 million in 2003 or (7.0)% of net sales. The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. The expense in 2003 included $19.5 million of the impairment of our goodwill and intangible assets and $2.8 million of write-off of prepaid expenses due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003. See Note 5 and Note 7 of the "Notes to Consolidated Financial Statements."

         Cumulative translation loss attributable to liquidated Mexico operations was $22.8 million in 2004, or (14.7)% of net sales, compared to no such expense in 2003. As discussed above, we incurred this charge upon the sale of our fixed assets in Mexico in the fourth quarter of 2004.

         Loss from operations was $121.8 million in 2004, or (78.4)% of net sales, compared to $33.6 million in 2003, or (10.5)% of net sales, due to the factors described above.

         Interest expense decreased by $2.7 million, or 49.0%, from $5.6 million in 2003 to $2.9 million in 2004. This decrease in interest expense was a result of a decrease of the amount we financed under our main credit facility in 2004. Interest income was $378,000 in 2004 compared to $425,000 in 2003. Other income increased by $1.6 million, or 33.1%, from $4.8 million in 2003 to $6.4 million in 2004, due to $3.7 million of lease income received for our facilities and equipment in Mexico in 2003, compared to $5.5 million in 2004. Other expenses decreased from $1.2 million in 2003 to $529,000 in 2004.

         Loss allocated to minority interests in 2004 was $15.3 million, representing $471,000 attributed to the minority shareholder in United Apparel Ventures, LLC, for its 49.9% share in the loss and $14.8 million attributed to the minority shareholder in Tarrant Mexico for its 25% share in the loss. Loss allocated to minority interests in 2003 was $3.5 million, representing the minority partner's share of profit in UAV of $3.5 million, offset by $7.0 million attributed to the minority shareholder in Tarrant Mexico for its 25% share in the loss including $4.4 million for its share in the special write-down on goodwill and inventory of Tarrant Mexico.

         Loss before provision for income taxes was $102.3 million in 2004 and $31.8 million in 2003, representing (65.8)% and (9.9)% of net sales, respectively. The increase in loss before provision for income taxes was due to the factors discussed above.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                   QUARTER ENDED

                   MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30  SEP. 30    DEC. 31
                     2004      2004      2004      2004      2005      2005     2005      2005
                    ------    ------    ------    ------    ------    ------  ------     ------
Net Sales .......   $ 42.2    $ 38.5    $ 38.1    $ 36.7    $ 44.8    $ 50.5   $ 69.6    $ 49.7
Gross profit ....      7.5       5.3       4.1       4.1       8.9      11.5     14.5      10.0
Operating income
 (loss) .........     (6.0)    (84.6)     (3.6)    (27.6)      0.2       1.5      3.0      (1.1)
Net income (loss)     (3.0)    (68.6)     (4.0)    (29.1)     (0.1)      0.9      1.7      (1.5)

                                                   QUARTER ENDED

                   MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30   SEP. 30   DEC. 31
                     2004      2004      2004      2004      2005      2005      2005      2005
                    ------    ------    ------    ------    ------    ------    ------    ------
Net sales .......    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%   100.0%
Gross profit ....     17.8      13.7      10.9      11.1      20.0      22.7      20.9     20.0
Operating income
 (loss) .........    (14.1)   (219.8)     (9.5)    (75.2)      0.5       2.8       4.3     (2.1)
Net income (loss)     (7.1)   (178.1)    (10.5)    (79.3)     (0.2)      1.7       2.5     (3.0)

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

         The disposition of our Mexico operations in 2004 enabled us to return to the business model that was profitable prior to implementation of our vertically integrated manufacturing operations that required major capital expenditures and substantial working capital. The lease and subsequent sale of our Mexican facilities significantly reduced our working capital requirements due to fewer employees and the elimination of fixed overhead. Investment in inventory also was substantially reduced as we no longer need to purchase raw materials, such as cotton, at commencement of the manufacturing process and carry the costs of such materials until finished goods are shipped to our customers. Reduced working capital and capital expenditures in Mexico has resulted in a corresponding reduction of outstanding indebtedness and interest payments. Furthermore, we no longer need to accept orders with low or negative margins to fill production capacity in slow seasons, which should improve margins and allow us to source production in the best locations worldwide.

         Certain of our private brands product lines are generally associated with higher selling, general and administrative expenses, due to significant design, development, and marketing costs compared to our private label business.

         Cash flows for the years ended December 31, 2003, 2004 and 2005 were as follows (dollars in thousands):

CASH FLOWS:                                  2003          2004          2005
                                           --------      --------      --------

Net cash provided by (used in)
   operating activities ..............     $  9,935      $ 12,168      $(12,900)
Net cash provided by (used in)
   investing activities ..............     $ (1,504)     $  1,250      $  3,555
Net cash provided by (used in)
   financing activities ..............     $ (6,295)     $(15,552)     $  9,772


         Net cash used in operating activities was $12.9 million in 2005, as compared to net cash provided by operating activities in 2004 of $12.2 million and $9.9 million in 2003. Net cash used in operating activities in 2005 resulted primarily from a net income of $1.0 million, reduced by increases of $16.8 million in accounts receivable and $8.5 million in inventory, partially offset by depreciation and amortization of $2.1 million and an increase of $9.2 million in accounts payable. The increase in accounts receivable, inventory and accounts payable in 2005 was primarily due to increase in sales volume.

         During 2005, net cash provided by investing activities was $3.6 million, as compared to net cash provided by investing activities of $1.3 million in 2004 and net cash used in investing activities of $1.5 million in 2003. Cash provided by investing activities in 2005 included approximately $2.5 million of collection of advances from our Chairman and $1.2 million of collection on notes receivable.

         During 2005, net cash provided by financing activities was $9.8 million as compared to net cash used in financing activities of $15.6 million in 2004 and $6.3 million in 2003. Net cash provided by financing activities in 2005 included $13.9 million net proceeds from our credit facilities and offset by $4.1 million net repayment of our short-term bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2005 (in millions):

                                                     PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------------------
CONTRACTUAL OBLIGATIONS              Total     Less than    Between    Between      After
                                                 1 year    2-3 years  4-5 years    5 years
---------------------------------- ---------- ------------ ---------- --------- ------------
Long-term debt(1).................   $ 36.3      $ 36.1      $  0.2     $  --       $  --
Convertible debentures, net.......   $  6.9      $  --       $  6.9     $  --       $  --
Operating leases..................   $  6.8      $  1.2      $  1.3     $  1.2      $  3.1
Minimum royalties.................   $ 17.2      $  4.9      $  5.5     $  2.2      $  4.6
Purchase commitment...............   $ 45.4      $  5.4      $ 10.0     $ 10.0      $ 20.0
                                   ---------- ------------ ---------- --------- ------------
Total Contractual Cash Obligations   $112.6      $ 47.6      $ 23.9     $ 13.4      $ 27.7

----------
(1) Excludes interest on long-term debt obligations. Based on outstanding borrowings as of December 31, 2005, and assuming all such indebtedness remained outstanding during 2006 and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $3.4 million.

                                                                       AMOUNT OF COMMITMENT
                                                                      EXPIRATION PER PERIOD
                                              TOTAL AMOUNTS  -----------------------------------------
OTHER COMMERCIAL                                COMMITTED    Less than   Between   Between     After
COMMITMENTS AVAILABLE TO US                       TO US        1 year   2-3 years 4-5 years   5 years
------------------------------------------    -------------  ---------- --------- --------- ----------
Lines of credit...........................        $61.9        $61.9        --        --         --
Letters of credit (within lines of credit)        $16.9        $16.9        --        --         --
Total Commercial Commitments..............        $61.9        $61.9        --        --         --

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bore interest at 10.25% per annum at December 31, 2005. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31, 2005 and to reduce the tangible net worth requirement at June 30, 2005. On August 31, 2005, we amended the letter of credit facility with UPS to further extend the expiration date of the facility to October 31, 2005, immediately reduce the maximum amount of borrowings to $14.5 million on September 1, 2005 and further reduced the maximum amount of borrowing to $14.0 million on October 1, 2005. On October 31, 2005, we further amended the letter of credit facility with UPS to extend the expiration date of the facility to January 31, 2006 and amend the interest rate to "prime rate" plus 3%. The facility amendment also provided for reduction in the maximum amount of borrowings to $13.5 million commencing on November 1, 2005, to $13.0 million commencing on December 1, 2005, and to $12.5 million commencing on January 1, 2006. Additionally, Gerard Guez, our Chairman, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On January 27, 2006, we further amended the letter of credit facility with UPS to extend the expiration date of the facility from January 31, 2006 to July 31, 2006. The amendment provides for reduction of the maximum amount of borrowings under the facility to $12.0 million commencing on April 1, 2006, $11.5 million commencing on May 1, 2006, $11.0 million commencing on June 1, 2006 and to $10.5 million commencing on July 1, 2006. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million as of December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of December 31, 2005, we were in compliance with the covenants. As of December 31, 2005, $9.2 million was outstanding under this facility with UPS and an additional $2.5 million was available for future borrowings. In addition, $1.3 million of open letters of credit was outstanding as of December 31, 2005.

         On December 31, 2004, our Hong Kong subsidiaries entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. This facility bore interest at 9.25% per annum at December 31, 2005. On June 27, 2005, we amended the loan agreement with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million at December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of December 31, 2005, we were in compliance with the covenants. As of December 31, 2005, $2.7 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US$3.9 million) in June 2004. As of December 31, 2005, $2.9 million was outstanding under this facility. In addition, $1.1 million of open letters of credit was outstanding and $0 was available for future borrowings as of December 31, 2005. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries. As of December 31, 2005, $675,000 was outstanding under this tax loan.

         On October 1, 2004, we amended and restated our previously existing debt facility with GMAC Commercial Credit, LLC ("GMAC") by entering into a new factoring agreement with GMAC. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of
(a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC by PBG7. The facility bears interest at 7.385% per annum and the facility under PBG7, LLC bears interest at 7.75% per annum at December 31, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $25 million at December 31, 2005 and at the end of each fiscal quarter thereafter. As of December 31, 2005, we were in compliance with the covenants. A total of $30.6 million was outstanding with respect to receivables factored under the GMAC facility at December 31, 2005.

          In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory. In connection with this amendment, we granted GMAC a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC to increase the amount we may borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit will be reduced to $4 million on April 1, 2006 and will be further reduced to $3 million on July 1, 2006. The maximum borrowing availability under the factoring agreement, based on the borrowing base formula remains at $40 million. A total of $3.0 million was outstanding under the GMAC facility at December 31, 2005 with respect to collateralized inventory.

         The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         The amount we can borrow under the factoring facility with GMAC is determined based on a defined borrowing base formula related to eligible accounts receivable. A significant decrease in eligible accounts receivable due to the aging of receivables, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decrease in eligible accounts receivables generated from our sales.

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

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in 2005 was $474,000. Total deferred financing cost amortized in 2005 was $189,000. Total interest paid to the holders of the Debentures in 2005 was $539,000. As of December 31, 2005, $6.0 million, net of $0.9 million of debt discount, remained outstanding under the Debentures.

         On February 14, 2005, we borrowed $5 million from Max Azria, which amount bore interest at the rate of 4% per annum and was payable in weekly installments of $250,000 beginning on February 28, 2005. In early August 2005, we repaid the remaining balance of this loan in its entirety. On January 19, 2006, we borrowed an additional $4 million from Max Azria, which amount bears interest at the rate of 5.5% per annum and is payable in weekly installments of $200,000 beginning on March 1, 2006. This is an unsecured loan.

         We had three equipment loans outstanding at December 31, 2005 totaling $83,000. One of these equipment loans bears interest at 6% payable in installments through 2009, the second loan bears interest at 15.8% payable in installments through 2007, and the third loan bears interest at 6.15% payable in installments through 2007.

         During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from

7.0% to 7.5%, and were payable in semiannual payments commencing in February 2000. All remaining balances under these notes were paid off in February 2005. A portion of the debt was denominated in Euros. Unrealized transaction (loss) gain associated with the debt denominated in Euros totaled $(561,000), $367,000 and $0 for the years ended December 31, 2003, 2004 and 2005, respectively. These amounts were recorded in other income (expense) in the accompanying consolidated statements of operations.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates who issues these letters of credit out of Israeli Discount Bank. As of December 31, 2005, $1.0 million was outstanding under this facility and $7.1 million of letters of credit were open under this arrangement. We pay a commission of 2.25% on all letters of credits issued under this arrangement.

         The effective interest rates on short-term bank borrowing as of December 31, 2004 and 2005 were 5.7% and 7.8%, respectively.

         We have financed our operations from our cash flow from operations, borrowings under our bank and other credit facilities, issuance of long-term debt (including debt to or arranged by vendors of equipment purchased for our Mexican twill and production facility), and sales of equity and debt securities. Our short-term funding relies very heavily on our major customers, banks and suppliers. From time to time, we have had temporary over-advances from our banks. Any withdrawal of support from these parties will have serious consequences on our liquidity.

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. See disclosure under "-Related Party Transactions" below.

         The Internal Revenue Service has proposed adjustments to our Federal income tax returns to increase our income tax payable for the years ended December 31, 1996 through 2001. This adjustment would also result in additional state taxes and interest. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and, in particular, cash flow. We may not have an adequate cash reserve to pay the final adjustments resulting from the IRS examination. As a result, we may be required to arrange for payments over time or raise additional capital in order to meet these obligations. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the consolidated financial statements under the caption "Income Taxes." The maximum amount of loss in excess of the amount accrued in the financial statements is $7.7 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

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

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman of the Board of Directors, and Todd Kay, our Vice Chairman of the Board of Directors. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. Our Los Angeles offices and warehouse is leased on a month to month basis. On January 1, 2006, we entered into a one year lease agreement with Lynx International Limited for our office space in Hong Kong. We paid $1,330,000 in each of 2003 and 2004, and $1,019,000 in 2005 in rent for office and warehouse facilities at these locations.

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

         On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, for a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. In connection with this lease transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates agreed to manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement was also for a period of 6 years. In 2004, $5.5 million of lease income was recorded in other income. We agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. We purchased $3.6 million and $5.3 million of fabric under this agreement in 2003 and 2004, respectively.

         In August 2004, we entered into a purchase and sale agreement to sell to Mr. Nacif's affiliates, substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon completion of this transaction in the fourth quarter of 2004, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to replace our previous purchase commitment agreement. Pursuant the purchase commitment agreement we agreed to purchase $5 million of fabric manufactured at the facilities we sold to Mr. Nacif's affiliates annually over the ten-year term of the agreement, at negotiated market prices. See Note 5 of the "Notes to Consolidated Financial Statements". In 2005, we purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif. Net amount due from Mr. Kamel Nacif and his affiliates was $236,000 as of December 31, 2005.

         From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez during 2005 was approximately $4,766,000. At December 31, 2005, the entire balance due from Mr. Guez totaling $2.3 million was reflected as a reduction of shareholders' equity. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $374,000, $370,000 and $209,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $400,000 and $397,000 for the years ended December 31, 2004 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca is owned by the brothers of Gerard Guez, our Chairman. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. Two and one half percent of gross sales as management fees were paid in 2003 and 2004 to each of the members of UAV, per the operating agreement. We purchased $37.1 million, $11.5 million and $135,000 of finished goods and service from Azteca and its affiliates for the years ended December 31, 2003, 2004 and 2005, respectively. Our total sales of fabric and service to Azteca in 2003, 2004 and 2005 were $9.9 million, $1.0 million and $88,000, respectively.

         Since June 2003, UAV had been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven Licensing in the year ended December 31, 2003, 2004 and 2005 were $8.1 million, $2.6 million and $0, respectively.

         At December 31, 2005, Messrs. Guez and Kay beneficially owned 590,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 8.7% of Tag-It Pacific's common stock at December 31, 2005. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $16.8 million, $1.0 million and $450,000 of trim from Tag-It during the years ended December 31, 2003, 2004 and 2005. We sold to Tag-It $1.5 million from our trim and fabric inventory for the year ended December 31, 2003. In the past, we guaranteed the indebtedness of Tag-It for the purchase of trim on our behalf. See Note 8 of the "Notes to Consolidated Financial Statements."

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in Mexico as well as certain debt denominated in Euro. As a result, we bear the risk of exchange rate gains and losses that may result in the future as a result of this financing. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions and fixed asset purchase obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates (primarily prime rates), we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.    CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2005, the end of the period covered by this report. Members of the Company's management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the further quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the fourth quarter of 2005.

ITEM 9B.    OTHER INFORMATION

         None.

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

         (b) Exhibits. See the Exhibit Index attached to this Form 10-K annual report.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE
                                                                            ----

Financial Statements

    Report of Independent Registered Public Accounting Firm,
       Singer Lewak Greenbaum & Goldstein LLP................................F-2

    Report of Independent Registered Public Accounting Firm,
       Grant Thornton LLP....................................................F-3

    Consolidated Balance Sheets--December 31, 2004 and 2005..................F-4

    Consolidated Statements of Operations and Comprehensive
       Loss--Three year period ended December 31, 2005.......................F-5

    Consolidated Statements of Shareholders' Equity--Three
       year period ended December 31, 2005...................................F-6

    Consolidated Statements of Cash Flows--Three year period
       ended December 31, 2005...............................................F-7

    Notes to Consolidated Financial Statements...............................F-8

Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts..........................F-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Tarrant Apparel Group
Los Angeles, California


We have audited the consolidated balance sheet of Tarrant Apparel Group and subsidiaries (collectively, the "Company") as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule of Tarrant Apparel Group, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarrant Apparel Group and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tarrant Apparel Group

We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group (a California corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarrant Apparel Group and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Tarrant Apparel Group for each of the two years in the period ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                           /S/ GRANT THORNTON LLP
                                           -------------------------
                                           GRANT THORNTON LLP


Los Angeles, California
March 24, 2005, except for Note 19,
as to which the date is March 30, 2005,
and Note 13, as to which the date is May 31, 2005

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                             ------------------------------
                                                                 2004              2005
                                                             -------------    -------------
                                ASSETS
Current assets:
  Cash and cash equivalents ..............................   $   1,214,944    $   1,641,768
  Accounts receivable, net ...............................      37,759,343       54,598,443
  Due from related parties ...............................      10,651,914        3,100,928
  Inventory ..............................................      19,144,105       31,628,960
  Current portion of note receivable from related party ..       5,323,733        5,139,387
  Prepaid expenses .......................................       1,251,684        1,292,441
  Prepaid royalties ......................................       2,257,985        1,123,531
  Income taxes receivable ................................         144,796           25,468
                                                             -------------    -------------

    Total current assets .................................      77,748,504       98,550,926

  Property and equipment, net ............................       1,874,893        1,702,840
  Notes receivable - related party, net of current portion      40,107,337       36,268,446
  Due from related parties ...............................            --          2,994,945
  Equity method investment ...............................       1,880,281        2,138,865
  Deferred financing cost, net ...........................       1,203,259          838,786
  Other assets ...........................................         414,161          164,564
  Goodwill, net ..........................................       8,582,845        8,582,845
                                                             -------------    -------------

    Total assets .........................................   $ 131,811,280    $ 151,242,217
                                                             =============    =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings .............................   $  17,951,157    $  13,833,532
  Accounts payable .......................................      24,394,553       33,278,959
  Accrued expenses .......................................      11,243,179        9,503,806
  Income taxes ...........................................      16,826,383       16,828,538
  Current portion of long-term obligations and factoring
     arrangement .........................................      19,628,701       36,109,699
                                                             -------------    -------------

    Total current liabilities ............................      90,043,973      109,554,534

Long-term obligations ....................................       2,544,546          239,935
Convertible debentures, net ..............................       8,330,483        5,965,098
Deferred tax liabilities .................................         213,784           47,098

Minority interest in PBG7 ................................            --             75,241

Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized;
   no shares (2004) and no shares (2005) issued and
   outstanding ...........................................            --               --
Common stock, no par value, 100,000,000 shares authorized;
   28,814,763 shares (2004) and 30,553,763 shares (2005)
   issued and outstanding ................................     111,515,091      114,977,465
Warrant to purchase common stock .........................       2,846,833        2,846,833
Contributed capital ......................................       9,965,591       10,004,331
Accumulated deficit ......................................     (91,182,959)     (90,189,615)
Notes receivable from officer/shareholder ................      (2,466,062)      (2,278,703)
                                                             -------------    -------------

    Total shareholders' equity ...........................      30,678,494       35,360,311
                                                             -------------    -------------

    Total liabilities and shareholders' equity ...........   $ 131,811,280    $ 151,242,217
                                                             =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                YEAR ENDED DECEMBER 31,
                                                        2003             2004             2005
                                                    -------------    -------------    -------------
Net sales .......................................   $ 320,422,850    $ 155,452,663    $ 214,648,218
Cost of sales ...................................     288,445,173      134,492,460      169,767,051
                                                    -------------    -------------    -------------

Gross profit ....................................      31,977,677       20,960,203       44,881,167
Selling and distribution expenses ...............      11,329,414        9,290,819       10,726,425
General and administrative expenses .............      31,767,122       32,083,637       26,864,789
Write-off of prepaid expenses ...................       2,771,989             --               --
Royalty expense .................................         242,426          604,888        3,664,454
Impairment charges ..............................      19,504,521       77,982,034             --
Cumulative translation loss attributable to
   liquidated Mexico operations .................            --         22,786,125             --
                                                    -------------    -------------    -------------

Income (loss) from operations ...................     (33,637,795)    (121,787,300)       3,625,499
Interest expense ................................      (5,602,556)      (2,857,096)      (4,624,590)
Interest income .................................         424,518          377,587        2,081,456
Minority interest ...............................       3,461,243       15,331,171          (75,241)
Interest in income of equity method investee ....            --            769,706          559,634
Other income ....................................       4,784,479        6,366,637          354,347
Other expense ...................................      (1,182,920)        (529,257)            (580)
                                                    -------------    -------------    -------------

Income (loss) before provision for income taxes .     (31,753,031)    (102,328,552)       1,920,525
Provision for income taxes ......................       4,131,629        2,348,119          927,181
                                                    -------------    -------------    -------------

Net income (loss) ...............................   $ (35,884,660)   $(104,676,671)   $     993,344
                                                    =============    =============    =============

Net income (loss) per share - Basic (as restated,
  see Note 13): .................................   $       (2.38)   $       (3.64)   $        0.03
                                                    =============    =============    =============

Net income (loss) per share - Diluted (as
  restated, see Note 13) ........................   $       (2.38)   $       (3.64)   $        0.03
                                                    =============    =============    =============

Weighted average common and common equivalent
shares outstanding:
Basic ...........................................      18,215,071       28,732,796       29,728,997
                                                    =============    =============    =============

Diluted .........................................      18,215,071       28,732,796       29,734,291
                                                    =============    =============    =============


Net income (loss) ...............................   $ (35,884,660)   $(104,676,671)   $     993,344
Foreign currency translation adjustment .........      (9,945,727)            --               --
                                                    -------------    -------------    -------------
Total comprehensive income (loss) ...............   $ (45,830,387)   $(104,676,671)   $     993,344
                                                    =============    =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005




                                                   PREFERRED         NUMBER           COMMON           NUMBER
                                                     STOCK          OF SHARES          STOCK         OF SHARES         WARRANTS
                                                 -------------    -------------    -------------    -------------    -------------
Balance at January 1, 2003 ...................   $   8,820,573          100,000    $  69,368,239       15,846,315    $        --
   Net loss ..................................            --               --               --               --               --
   Currency translation ......................            --               --               --               --               --

   Comprehensive loss ........................            --               --               --               --               --
   Conversion of preferred stock to
      common stock ...........................      (8,820,573)        (100,000)       8,820,573        3,000,000             --
   Issuance of preferred stock and
      warrant, net ...........................      29,226,041          881,732             --               --          1,798,733
   Conversion of preferred stock to
      common stock ...........................     (29,226,041)        (881,732)      29,226,041        8,817,320             --
   Intrinsic value of beneficial conversion
      associated with convertible preferred
      stock ..................................            --               --               --               --               --
   Issuance of common stock ..................            --               --            788,000          200,000             --
   Retirement of stock .......................            --               --           (311,427)        (248,872)            --
   Compensation expense ......................            --               --               --               --               --
   Repayment from shareholders ...............            --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------

Balance at December 31, 2003 (as restated,
see Note 13) .................................            --               --        107,891,426       27,614,763        1,798,733
   Currency translation ......................            --               --               --               --               --
   Net loss ..................................            --               --               --               --               --
   Cumulative translation loss attributable to
      liquidated Mexico operations ...........            --               --               --               --               --
   Compensation expense ......................            --               --               --               --               --
   Issuance of common stock ..................            --               --          3,623,665        1,200,000           44,100
   Issuance of warrants with debentures ......            --               --               --               --          1,004,000
   Intrinsic value of beneficial conversion
      associated with convertible debentures .            --               --               --               --               --
   Repayment from shareholders ...............            --               --               --               --               --
   Reclassification of shareholders'
      receivable to current asset ............            --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------

Balance at December 31, 2004 .................   $        --               --      $ 111,515,091       28,814,763    $   2,846,833
   Net income ................................            --               --               --               --               --
   Compensation expense ......................            --               --               --               --               --
   Issuance of common stock ..................            --               --            375,000          195,313             --
   Conversion of debentures ..................            --               --          3,087,374        1,543,687             --
   Repayment from shareholders ...............            --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2005 .................   $        --               --      $ 114,977,465       30,553,763    $   2,846,833
                                                 =============    =============    =============    =============    =============


                                                                  RETAINED       ACCUMULATED
                                                                   EARNINGS          OTHER                              TOTAL
                                                  CONTRIBUTED    (ACCUMULATED     COMPREHENSIVE     NOTES FROM       SHAREHOLDERS'
                                                    CAPITAL         DEFICIT)      INCOME (LOSS)    SHAREHOLDERS        EQUITY
                                                 -------------   -------------    -------------    -------------    -------------
Balance at January 1, 2003 ...................       1,434,259      56,873,094       (9,733,458)      (5,601,804)     121,160,903
   Net loss ..................................            --       (35,884,660)            --               --        (35,884,660)
   Currency translation ......................            --              --         (9,945,727)            --         (9,945,727)
                                                                                                                    -------------
   Comprehensive loss ........................            --              --               --               --        (45,830,387)
   Conversion of preferred stock to
      common stock ...........................            --              --               --               --               --
   Issuance of preferred stock and
      warrant, net ...........................            --              --               --               --         31,024,774
   Conversion of preferred stock to
      common stock ...........................            --              --               --               --               --
   Intrinsic value of beneficial conversion
      associated with convertible preferred
      stock ..................................       7,494,722      (7,494,722)            --               --               --
   Issuance of common stock ..................            --              --               --               --            788,000
   Retirement of stock .......................            --              --               --               --           (311,427)
   Compensation expense ......................          71,572            --               --               --             71,572
   Repayment from shareholders ...............            --              --               --            805,376          805,376
                                                 -------------   -------------    -------------    -------------    -------------

Balance at December 31, 2003 (as restated,
see Note 13) .................................       9,000,553      13,493,712      (19,679,185)      (4,796,428)     107,708,811
   Currency translation ......................            --              --         (3,106,940)            --         (3,106,940)
   Net loss ..................................            --      (104,676,671)            --               --       (104,676,671)
   Cumulative translation loss attributable to
      liquidated Mexico operations ...........            --              --         22,786,125             --         22,786,125
   Compensation expense ......................         161,038            --               --               --            161,038
   Issuance of common stock ..................            --              --               --               --          3,667,765
   Issuance of warrants with debentures ......            --              --               --               --          1,004,000
   Intrinsic value of beneficial conversion
      associated with convertible debentures .         804,000            --               --               --            804,000
   Repayment from shareholders ...............            --              --               --             30,366           30,366
   Reclassification of shareholders'
      receivable to current asset ............            --              --               --          2,300,000        2,300,000
                                                 -------------   -------------    -------------    -------------    -------------

Balance at December 31, 2004 .................   $   9,965,591   $ (91,182,959)   $        --      $  (2,466,062)   $  30,678,494
   Net income ................................            --           993,344             --               --            993,344
   Compensation expense ......................          38,740            --               --               --             38,740
   Issuance of common stock ..................            --              --               --               --            375,000
   Conversion of debentures ..................            --              --               --               --          3,087,374
   Repayment from shareholders ...............            --              --               --            187,359          187,359
                                                 -------------   -------------    -------------    -------------    -------------
Balance at December 31, 2005 .................   $  10,004,331   $ (90,189,615)   $        --      $  (2,278,703)   $  35,360,311
                                                 =============   =============    =============    =============    =============


                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                             2003             2004              2005
                                                         -------------    -------------    -------------
Operating activities:
Net Income (loss) ....................................   $ (35,884,660)   $(104,676,671)   $     993,344
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Deferred taxes ....................................        (132,622)         (61,345)        (166,686)
   Depreciation and amortization .....................      16,097,595        8,337,946        2,126,585
   Receipt of merchandise in lieu of interest on notes
      receivable, related party ......................            --               --         (1,742,540)
   Impairment charges ................................      22,276,510       77,982,034             --
   Cumulative transaction loss attributable to the
      liquidated Mexico operations ...................            --         22,786,125             --
   Inventory write-down ..............................      10,986,153             --               --
   Prepaid royalties write-off .......................            --               --          1,165,970
   Income from equity method investment ..............            --           (769,706)        (559,634)
   Loss (gain) on sale of fixed assets ...............         593,626          (15,272)        (124,041)
   Unrealized (gain) loss on foreign currency ........         560,602         (367,262)            --
   Minority interest .................................      (3,218,069)     (15,331,171)          75,241
   Gain on legal settlement ..........................        (235,785)            --               --
   Compensation expense related to stock options .....          71,572          161,038           38,740
   Change in the provision for returns and discounts .        (324,387)      (1,747,060)         (78,060)
   Changes in operating assets and liabilities:
      Restricted cash ................................      (2,759,742)       2,759,742             --
      Accounts receivable ............................       7,856,700       21,224,454      (16,761,040)
      Due to/from related parties ....................     (14,801,324)        (122,389)       2,702,047
      Inventory ......................................       9,626,509        4,162,158       (8,503,086)
      Prepaid expenses ...............................         590,046       (1,860,955)          47,055
      Other assets ...................................         450,782             --               --
      Accounts payable ...............................      (4,207,552)         687,758        9,248,667
      Accrued expenses and income tax payable ........       2,388,976         (981,196)      (1,362,218)
                                                         -------------    -------------    -------------

   Net cash (used in) provided by operating activities       9,934,930       12,168,228      (12,899,656)

Investing activities:
Purchase of fixed assets .............................        (368,113)        (111,836)        (559,081)
Proceeds from sale of fixed assets ...................         209,788        1,219,904          130,552
Investment in equity investment method ...............      (1,434,375)        (137,000)            --
Distribution from equity investment method ...........            --            460,800          301,050
Collection on notes receivable, related party ........            --               --          1,194,722
Investment in joint venture ..........................            --           (211,963)            --
Collection of advances from shareholders/officers ....          88,723           30,366        2,487,360
                                                         -------------    -------------    -------------

   Net cash provided by (used in) investing activities      (1,503,977)       1,250,271        3,554,603

Financing activities:
Short-term bank borrowings, net ......................        (161,194)     (11,342,166)      (4,117,625)
Proceeds from long-term obligations ..................     239,280,109      129,667,084      218,367,495
Payment of financing costs ...........................            --         (1,124,668)            --
Payment of long-term obligations and bank borrowings .    (275,640,677)    (146,375,987)    (204,477,993)
Repayments of borrowings from shareholders/officers ..        (486,379)            --               --
Proceeds from issuance of preferred stock and warrant       31,024,774        3,623,665             --
Proceeds from convertible debentures, net ............            --         10,000,000             --
Repurchase of shares .................................        (311,427)            --               --
                                                         -------------    -------------    -------------

   Net cash provided by (used in) financing activities      (6,294,794)     (15,552,072)       9,771,877

Effect of exchange rate on cash ......................        (204,677)          28,553             --
                                                         -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents .....       1,931,482       (2,105,020)         426,824
Cash and cash equivalents at beginning of year .......       1,388,482        3,319,964        1,214,944
                                                         -------------    -------------    -------------

Cash and cash equivalents at end of year .............   $   3,319,964    $   1,214,944    $   1,641,768
                                                         =============    =============    =============


See accompanying notes

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF CONSOLIDATION

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned Subsidiaries located primarily in the U.S., Mexico, and Asia. At December 31, 2005, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. See Note 7 and Note 15 of the "Notes to Consolidated Financial Statements." In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction consummated in the fourth quarter of 2004. See Note 5 of the "Notes to Consolidated Financial Statements."

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

RISK AND UNCERTAINTIES - IRS EXAMINATION

As discussed in Note 10 of the "Notes to Consolidated Financial Statements," our federal income tax returns for the years ended December 31, 1996 through 2002 are under examination by the Internal Revenue Service ("IRS"). The IRS has proposed adjustments to increase our federal income tax payable for these years. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. The maximum amount of loss in excess of the amount accrued in the financial statements is $7.7 million. If the amount of any actual liability, however, exceeds our reserves, we would experience an immediate adverse earnings impact in the amount of such additional liability, which could be material. Additionally, we anticipate that the ultimate resolution of these matters will require that we make significant cash payments to the taxing authorities. Presently we do not have sufficient cash or borrowing ability to make any future payments that may be required. No assurance can be given that we will have sufficient surplus cash from operations to make the required payments. Additionally, any cash used for these purposes will not be available for other corporate purposes, which could have a material adverse effect on our financial condition and results of operations. See Note 10 of the "Notes to Consolidated Financial Statements" for a further discussion on the IRS examination.

RISK AND UNCERTAINTIES - DEBT COVENANTS

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

REVENUE RECOGNITION

Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid ("LDP") terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. Generally, the factories pay us for the fabric with offsets against the price of the finished goods.

SHIPPING AND HANDLING COSTS

Freight charges are included in selling and distribution expenses in the statement of operations and amounted to $1,817,000, $783,000 and $667,000 for the years ended December 31, 2003, 2004 and 2005, respectively. We did not bill customers for shipping and handling costs for the years 2003 and 2004. In 2005, we did some billing for freight to specialty stores although the amount was not material.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents held in foreign financial institutions totaled $1,206,000 and $1,062,000 as of December 31, 2004 and 2005, respectively. Cash is deposited with what we believe are highly credited quality financial institutions and may exceed FDIC insured limits.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial
obligations  (such  as  in  the  case  of  bankruptcy   filings  or  substantial
downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount. As of December 31, 2004 and 2005, the balance of the allowance for returns, discounts and bad debts was $2.4 million and $3.0 million, respectively.

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

COST OF SALES

Cost  of  sales  includes   costs  related  to  product  costs,   direct  labor,
manufacturing overhead, duty, quota, freight in, and brokerage.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses include expenses related to samples, travel and entertainment, salaries, rent, warehouse handling and other office expenses, professional fees, freight out, and selling commissions incurred in the sales process.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include expenses related to research and product development, travel and entertainment, salaries, rent and other office expenses, depreciation and amortization, professional fees and bank charges.

ROYALTY EXPENSES

Royalty expenses consist of the royalty payments and marketing fund commitments according to the various licensing agreements we have entered into. Royalty expenses are calculated based on a certain percentage of net sales. All of these agreements include minimum royalties. See Note 11 of the "Notes to Consolidated Financial Statements" regarding various agreements we have entered into.

PRODUCT DESIGN, ADVERTISING AND SALES PROMOTION COSTS

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in selling, general and administrative expenses in the accompanying statements of operations (excluding the costs of manufacturing production samples) amounted to approximately $1,306,000, $2,106,000 and $3,009,000 in 2003, 2004 and 2005,
respectively.

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

       Buildings                                           35 to 40 years
       Equipment                                            7 to 15 years
       Furniture and Fixtures                                5 to 7 years
       Vehicles                                                   5 years
       Leasehold Improvements      Term of lease or Estimated useful life

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

We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2005, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.7 million, as compared to a goodwill balance of $8.6 million and a net property and equipment balance of $1.9 million at December 31, 2004. Our net property and equipment balance at December 31, 2004 reflects the disposal of our Mexico fixed assets of $123.3 million in the fourth quarter of 2004. See Note 5 and Note 7 of the "Notes to Consolidated Financial Statements."

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

During the year ended December 31, 2005, we did not recognize any impairment related to goodwill and property and equipment.

DEFERRED FINANCING COST

Deferred financing costs were $1,203,000 and $839,000 at December 31, 2004 and 2005, respectively. These costs of obtaining financing and issuance of convertible debt instruments are being amortized on a straight-line basis over the term of the related debt. Amortization expenses for deferred charges were $408,000, $387,000 and $1,399,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Our Hong Kong corporate affiliates are taxed at an effective Hong Kong rate of 17.5%. As of December 31, 2005, no domestic tax provision has been provided for $41.9 million of un-remitted retained earnings of these Hong Kong corporations, as we intend to maintain these amounts outside of the U.S. on a permanent basis.

NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic loss per share and diluted loss per share is as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                             2003            2004             2005
                                                       -------------    -------------    -------------
Basic EPS Computation:
Numerator:
Reported net income (loss) .........................   $ (35,884,660)   $(104,676,671)   $     993,344
Dividend to the preferred stockholders .............      (7,494,722)            --               --
                                                       -------------    -------------    -------------
Net income (loss) available to common
   stockholders.....................................   $ (43,379,382)   $(104,676,671)   $     993,344

Denominator:
Weighted average common shares outstanding .........      18,215,071       28,732,796       29,728,997

Basic EPS ..........................................   $       (2.38)   $       (3.64)   $        0.03
                                                       =============    =============    =============

Diluted EPS Computation:
Numerator:
Reported net income (loss) .........................   $ (35,884,660)   $(104,676,671)   $     993,344
Dividend to the preferred stockholders .............      (7,494,722)            --               --
                                                       -------------    -------------    -------------
Net income (loss) available to common
   stockholders.....................................   $ (43,379,382)   $(104,676,671)   $     993,344

Denominator:
Weighted average common shares outstanding .........      18,215,071       28,732,796       29,728,997
Incremental shares from assumed exercise of
warrants ...........................................            --               --               --
convertible debentures .............................            --               --               --
options ............................................            --               --              5,294
                                                       -------------    -------------    -------------
Total shares .......................................      18,215,071       28,732,796       29,734,291

Diluted EPS ........................................   $       (2.38)   $       (3.64)   $        0.03
                                                       =============    =============    =============

The  following   potentially  dilutive  securities  were  not  included  in  the computation of loss per share, because to do so would have been anti-dilutive:

                                     2003         2004         2005
                                  ----------   ----------   ----------
         Options ..............    8,926,087    8,331,962    6,727,756
         Warrants .............      881,732    2,361,732    2,361,732
         Convertible debentures         --      5,000,000    3,456,313
                                  ----------   ----------   ----------
            Total .............    9,807,819   15,693,694   12,545,801

DIVIDENDS

We did not declare or pay any cash dividends in 2003, 2004 or 2005. We intend to retain any future earnings for use in our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our credit agreements prohibit the payment of dividends during the term of the agreements.

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

Our products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. We make substantial sales to a relatively few, large customers. In order to minimize the risk of loss, we assign certain of our domestic accounts receivable to a factor without recourse or requires letters of credit from our customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. At December 31, 2004 and 2005, approximately 19.6% and 22.5% of accounts receivable were due from two customers, respectively. The following table presents the percentage of net sales concentrated with certain customers.

                                                       PERCENTAGE OF NET
                                                             SALES
                                                       ------------------
         CUSTOMER                                      2003   2004   2005
         -----------------------------------------     ----   ----   ----
         Kohl's ..................................      6.6   16.4   13.5
         Macy's Merchandising Group ..............      5.2   10.3   13.4
         Mervyn's ................................      5.9   15.4   11.2
         Wal-Mart ................................      8.7    5.9   11.1
         Lerner New York .........................      8.3   15.0    8.6
         Lane Bryant .............................     12.1    2.0    4.9
         The Limited (1) .........................     15.3    4.6    0.0

         (1) Includes Express and Limited stores

We maintain demand deposits with several major banks. At times, cash balances may be in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the financial statements include allowance for returns, inventory, discounts and bad debts, valuation of long-lived and intangible assets and goodwill, and tax provision. Actual results could differ from those estimates.

EMPLOYEE STOCK OPTIONS

We account for employee stock options using the intrinsic value method rather than the alternative fair-value accounting method. Under the intrinsic-value method, if the exercise price of the employee's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the years ended December 31, 2003, 2004 and 2005, $72,000, $161,000 and $39,000 were recorded as an expense related to our stock options, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 4% for 2003, 3% to 4% for 2004, 4% for 2005; dividend yields of 0% for 2003, 2004 and 2005; weighted-average volatility factors of the expected market price of our common stock of 0.65 for 2003, 0.51 to 0.55 for 2004 and 0.55 for 2005; and a weighted-average expected life of the option of four years for 2003, 2004 and 2005.

On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options. In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. Had the acceleration of these stock options not been undertaken, the future compensation expense we would recognize in the fiscal years of 2006, 2007, 2008 and 2009 would be $1.4 million, $810,000, $10,000 and $3,000, respectively. Our decision to accelerate the vesting of these stock options was based upon the accounting of this $2.2 million of compensation expense from disclosure-only in 2005 to being included in our statement of operations in 2006 to 2009 based on our adoption of SFAS No. 123 (revised 2004) "Share-Based Payment" effective in January 2006.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                      2003              2004               2005
                                                ---------------   ---------------    ---------------
Net income (loss) as reported ...............   $   (35,884,660)  $  (104,676,671)   $       993,344
Add stock-based employee compensation charges
reported in net loss ........................   $        71,572   $       161,038    $        38,740
Pro forma compensation expense, net of tax ..   $    (4,115,263)  $    (3,852,990)   $    (4,298,193)
                                                ---------------   ---------------    ---------------
Pro forma net loss ..........................   $   (39,928,351)  $  (108,368,623)   $    (3,266,109)

Net income (loss) per share
Basic (as restated, see Note 13) ............   $         (2.38)  $         (3.64)   $          0.03
Add stock-based employee compensation charges
reported in net loss
Basic .......................................   $          0.00   $          0.01    $          0.00
Pro forma compensation expense per share
Basic .......................................   $         (0.22)  $         (0.14)   $         (0.14)
                                                ---------------   ---------------    ---------------
Pro forma loss per share
Basic (as restated, see Note 13)                $         (2.60)  $         (3.77)   $         (0.11)

Net income (loss) per share
Diluted (as restated, see Note 13) ..........   $         (2.38)  $         (3.64)   $          0.03
Add stock-based employee compensation charges
reported in net loss
Diluted .....................................   $          0.00   $          0.01    $          0.00
Pro forma compensation expense per share
Diluted .....................................   $         (0.22)  $         (0.14)   $         (0.14)
                                                ---------------   ---------------    ---------------
Pro forma loss per share
Diluted (as restated, see Note 13) ..........   $         (2.60)  $         (3.77)   $         (0.11)

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes all changes in equity (net assets) from non-owner sources such as foreign currency translation adjustments. We account for other comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income."

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R is effective as of the beginning of our first annual or interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for Statement 123R for public companies. Under the effective date provisions included in Statement 123R, registrants would have been required to implement the Statement's requirements as of the beginning of the first interim or annual period beginning after June 15, 2005, or after December 15, 2005 for small business issuers. The new rule allows registrants to implement Statement 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. We have not yet determined which alternative method we will use. We have not completed the process of evaluating the impact that will result from adopting SFAS No. 123R, but believe the impact upon adoption will be an increase to compensation expense.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

CURRENCY RATE HEDGING

We manufacture in a number of countries throughout the world, including Hong Kong, and, as a result, are exposed to movements in foreign currency exchange rates. Periodically we will enter into various currency rate hedges. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and equipment in the normal course of business. We utilize forward exchange contracts with maturities of one to three months. We do not enter into derivative financial instruments for speculative or trading purposes. We enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria. As a result, we mark to market all derivative instruments with the gain or loss included in other income and expense. See Note 18 of the "Notes to Consolidated Financial Statements." These instruments are intended to protect against exposure related to financing transactions (equipment) and income from international operations. There were no exchange contracts at December 31, 2004 and December 31, 2005.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2004            2005
                                                   ------------    ------------
U.S. trade accounts receivable .................   $  3,248,887    $  2,893,217
Foreign trade accounts receivable ..............     17,148,600      19,619,172
Factored accounts receivable ...................     19,452,756      33,222,354
Other receivables ..............................        346,965       1,815,450
Allowance for returns, discounts and bad debts .     (2,437,865)     (2,951,750)
                                                   ------------    ------------
                                                   $ 37,759,343    $ 54,598,443
                                                   ============    ============

Under the asset-based lending arrangement we had with GMAC before September 29, 2004, we factored trade receivables from clients with credit ratings below BBB. GMAC did not advance any funds to us and only afforded us a credit insurance coverage. We received funds from GMAC only after such funds were collected from customers at their respective due dates. Effective as of September 29, 2004, the asset based lending arrangement was amended and converted to a factoring arrangement. At December 31, 2005, substantially all trade receivables, irrespective of their debt ratings, were factored and GMAC advances up to 90% of the invoice value to us immediately upon the submission of invoices. See Note 8 of "Notes to Consolidated Financial Statements."

3.       INVENTORY

Inventory consists of the following:
                                                             DECEMBER 31,
                                                     ---------------------------
                                                        2004            2005
                                                     -----------     -----------
Raw materials, fabric and trim accessories .....     $ 1,164,977     $ 5,079,428
Finished goods shipments-in-transit ............       9,283,022       8,800,014
Finished goods .................................       8,696,106      17,749,518
                                                     -----------     -----------
                                                     $19,144,105     $31,628,960
                                                     ===========     ===========

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                   -----------------------------
                                                       2004            2005
                                                   ------------    ------------
Land ...........................................   $     85,000    $     85,000
Buildings ......................................        819,372         819,372
Equipment ......................................      5,966,453       6,249,487
Furniture and fixtures .........................      2,228,375       2,308,537
Leasehold improvements .........................      2,605,763       2,684,720
Vehicles .......................................        330,564         322,487
                                                   ------------    ------------
                                                     12,035,527      12,469,603

Less accumulated depreciation and amortization .    (10,160,634)    (10,766,763)
                                                   ------------    ------------
                                                   $  1,874,893    $  1,702,840
                                                   ============    ============

Depreciation expense, including amortization of assets recorded under capital leases, totaled $15,663,000, $7,853,000 and $727,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

In connection with our restructuring of our Mexico operations, we incurred $2.5 million, $1.1 million and $0 of severance costs in 2003, 2004 and 2005, respectively, in the Mexico reportable segment. We did not relocate any employees in connection with this restructuring and therefore did not incur any relocation costs. In addition, we did not incur any contract termination costs. There was no ending liability balance for the severance costs incurred in 2003 and 2004 since such amounts were all paid in 2003 and 2004. Severance costs incurred in 2003 were included in costs of goods sold and such costs incurred in 2004 were included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Included in the $41.4 million notes receivable - related party on the accompanying balance sheet as of December 31, 2005 was $1,317,000 of Mexico valued added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers, is as follows:

                      YEAR ENDING DECEMBER 31,      AMOUNT
                      ------------------------   -----------
                      2006 ...................   $ 5,139,387
                      2007 ...................     4,866,963
                      2008 ...................     3,835,953
                      2009 ...................     3,898,575
                      2010 ...................     4,077,855
                      2011 and after..........    19,589,100
                                                 -----------
                      Total ..................    41,407,833

Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement whereby we were obligated to purchase annually from Mr. Nacif's affiliates, 6 million yards of fabric (or approximately $19.2 million of fabric at today's market prices) manufactured at these same facilities through October 2009. The annual future purchase commitments approximate the annual maturities of the notes receivable from the related party and are allowed to be offset against annual principal and interest requirements. Included in the current maturities balance is $429,000 related to the 2005 balance due, which we believe is fully collectible and are allowed to be offset against annual principal and interest requirements. We expect to realize the note receivable from related party through the receipt of fabric manufactured at these facilities over the maturity period of the notes receivable.

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. Private Brands also entered into a multi-year exclusive distribution agreement with Federated Merchandising Group ("FMG"), the sourcing arm of Federated Department Stores, to supply FMG with American Rag CIE, a new casual sportswear collection for juniors and young men. Private Brands will design and manufacture a full collection of American Rag apparel, which will be distributed by FMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. The investment in American Rag CIE, LLC totaling $1.9 million and $2.1 million at December 31, 2004 and 2005, respectively, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag for 2005 was as follows:

                 Balance as of December 31, 2003   $ 1,434,375
                 Additional capital contribution       137,000
                 Share of income ...............       769,706
                 Distribution ..................      (460,800)
                                                   -----------
                 Balance as of December 31, 2004   $ 1,880,281
                 Share of income ...............       559,634
                 Distribution ..................      (301,050)
                                                   -----------
                 Balance as of December 31, 2005   $ 2,138,865
                                                   ===========

We hold a 45% member interest in American Rag. The remaining 55% owners are an unrelated third party who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of "American Rag". The entity is generating positive cash flow and net operating profit from its retail stores. The royalty income paid by us to American Rag is considered other income and is ancillary to the primary operations. Reported revenue from the retail business in fiscal 2004 and 2005 was approximately $9 million and $10 million, respectively. The amount of royalty income paid by us to American Rag in 2003, 2004 and 2005 was $250,000, $500,000 and $575,000,
respectively. We do not have sole decision-making ability. Day to day management of American Rag is effectively controlled by one of the 55% owners.

We have not entered into any obligations to guarantee the entity's debt nor do we expect to receive a guaranteed return on its investment. We determined that we are not the primary beneficiary of American Rag and nothing has given rise to a re-evaluation of the investment for consolidation under FIN 46. Our variable interest will not absorb a majority of the VIE's expected losses. We record its proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond its 45% investment interest. Additionally, we do not expect to receive a majority of the entity's expected residual returns, other than their 45% ownership interest.

7.       IMPAIRMENT OF ASSETS

IMPAIRMENT OF GOODWILL

Goodwill on the accompanying consolidated balance sheets represents the as "excess of costs over fair value of net assets acquired in previous business combination". SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

In 2003, we ceased directly operating a substantial majority of our equipment and fixed assets in Mexico, and started leasing a large portion of our manufacturing facilities and operations in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, effective September 1, 2003. During 2003, we made an interim review of our goodwill and intangible assets and wrote off all goodwill and intangible assets affected by our strategic changes in Mexico. Write-offs included $9.1 million and $2.7 million directly relating to Tarrant Mexico - Famian and Ajalpan divisions, respectively, and another $7.5 million relating to of Rocky Apparel LLC ("Rocky"). It was unlikely that Tommy Hilfiger, whose business we acquired in the Rocky acquisition, would continue to purchase merchandise from UAV following implementation of the restructuring in Mexico. In 2003, we had also written off the remaining goodwill of $150,000 relating to the acquisition of Jane Doe International, LLC due to litigation with the minority shareholder.

The following table displays the change in the gross carrying amount of goodwill by reporting units for the years ended December 31, 2004 and 2005. The reporting unit below is one level below the reportable segments included in Note 16, "Operations by Geographic Areas". The reporting unit FR TCL-Chazz & MGI Division was included within the United States geographical segment of Note 16 of the "Notes to the Consolidated Financial Statements."

                                                  REPORTING UNITS
                                                  FR TCL - CHAZZZ
                                                  & MGI DIVISION
                                                  ---------------
               Balance as of January 1, 2004 .    $     8,582,845
               Activities for the year .......               --
                                                  ---------------
               Balance as of December 31, 2004    $     8,582,845
               Activities for the year .......               --
                                                  ---------------
               Balance as of December 31, 2005    $     8,582,845
                                                  ===============


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

8.       DEBT

Debt consists of the following:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                     2004              2005
                                                 ------------      ------------
Short-term bank borrowings:
Import trade bills payable - UPS, DBS
Bank and Aurora Capital ....................     $  3,902,714      $  4,165,306
Bank direct acceptances - UPS and DBS
Bank .......................................       10,447,855         1,471,476
Other Hong Kong credit facilities -
UPS and DBS Bank ...........................        3,600,588         8,196,750
                                                 ------------      ------------
                                                 $ 17,951,157      $ 13,833,532
                                                 ============      ============
Long-term debt:
Vendor financing ...........................     $    135,145      $       --
Equipment financing ........................           78,038            83,206
Term loan - UPS ............................        5,000,000         2,708,333
Debt facility - GMAC .......................       16,960,064        33,558,095
                                                 ------------      ------------
                                                   22,173,247        36,349,634
Less current portion .......................      (19,628,701)      (36,109,699)
                                                 ------------      ------------
                                                 $  2,544,546      $    239,935
                                                 ============      ============

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bore interest at 10.25% per annum at December 31, 2005. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31, 2005 and to reduce the tangible net worth requirement at June 30, 2005. On August 31, 2005, we amended the letter of credit facility with UPS to further extend the expiration date of the facility to October 31, 2005, immediately reduce the maximum amount of borrowings to $14.5 million on September 1, 2005 and further reduced the maximum amount of borrowing to $14.0 million on October 1, 2005. On October 31, 2005, we further amended the letter of credit facility with UPS to extend the expiration date of the facility to January 31, 2006 and amend the interest rate to "prime rate" plus 3%. The facility amendment also provided for reduction in the maximum amount of borrowings to $13.5 million commencing on November 1, 2005, to $13.0 million commencing on December 1, 2005, and to $12.5 million commencing on January 1, 2006. Additionally, Gerard Guez, our Chairman, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On January 27, 2006, we further amended the letter of credit facility with UPS to extend the expiration date of the facility from January 31, 2006 to July 31, 2006. The amendment provides for reduction of the maximum amount of borrowings under the facility to $12.0 million commencing on April 1, 2006, $11.5 million commencing on May 1, 2006, $11.0 million commencing on June 1, 2006 and to $10.5 million commencing on July 1, 2006. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million as of December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of December 31, 2005, we were in compliance with the covenants. As of December 31, 2005, $9.2 million was outstanding under this facility with UPS (classified above as follows: $1.9 million in import trade bills payable; $1.0 million in bank direct acceptances and $6.3 million in other Hong Kong credit facilities) and an additional $2.5 million was available for future borrowings. In addition, $1.3 million of open letters of credit was outstanding as of December 31, 2005.

Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. As of December 31, 2005, $2.9 million was outstanding under this facility. In addition, $1.1 million of open letters of credit was outstanding and $0 was available for future borrowings as of December 31, 2005. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries. As of December 31, 2005, $675,000 was outstanding under this tax loan.

As of December 31, 2005, the total balance outstanding under the DBS Bank credit facilities was $3.6 million (classified above as follows: $1.3 million in import trade bills payable, $0.5 million in bank direct acceptances and $1.8 million in other Hong Kong credit facilities).

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of December 31, 2005, $1.0 million was outstanding under this facility (classified above under import trade bills payable) and $7.1 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

On February 14, 2005, we borrowed $5.0 million from Max Azria, which amount bore interest at the rate of 4% per annum and was payable in weekly installments of $250,000 beginning on February 28, 2005. This was an unsecured loan. In early August 2005, we repaid the remaining balance of this loan in its entirety.

EQUIPMENT FINANCING

We had three equipment loans outstanding at December 31, 2005 totaling $83,000. One of these equipment loans bears interest at 6% payable in installments through 2009, the second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007.

VENDOR FINANCING

During 2000, we financed equipment purchases for a manufacturing facility with certain vendors. A total of $16.9 million was financed with five-year promissory notes, which bear interest ranging from 7.0% to 7.5%, and were payable in semiannual payments commencing in February 2000. All remaining balances under these notes were paid off in February 2005. A portion of the debt was denominated in Euros. Unrealized transaction (loss) gain associated with the debt denominated in Euros totaled $(561,000), $367,000 and $0 for the years ended December 31, 2003, 2004 and 2005, respectively. These amounts were recorded in other income (expense) in the accompanying consolidated statements of operations.

TERM LOAN - UPS

On December 31, 2004, our Hong Kong subsidiaries entered into a new loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. This facility bore interest at 9.25% per annum at December 31, 2005. On June 27, 2005, we amended the loan agreement with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million at December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of December 31, 2005, we were in compliance with the covenants. As of December 31, 2005, $2.7 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman, of 4.6 million shares of our common stock.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC

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

On October 1, 2004, we amended and restated the Debt Facility with GMAC by entering into a new factoring agreement with GMAC. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC, in its discretion, may make advances to PBG7 up to the lesser of
(a) up to 90% of PBG7's accounts on which GMAC has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC by PBG7. The facility bears interest at 7.385% per annum and the facility under PBG7, LLC bears interest at 7.75% per annum at December 31, 2005. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $25 million at December 31, 2005 and at the end of each fiscal quarter thereafter. As of December 31, 2005, we were in compliance with the covenants. A total of $30.6 million was outstanding with respect to receivables factored under the GMAC facility at December 31, 2005.

In May 2005, we amended our factoring agreement with GMAC to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or fifty percent (50%) of the value of eligible inventory. In connection with this amendment, we granted GMAC a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC to increase the amount we may borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit will be reduced to $4 million on April 1, 2006 and will be further reduced to $3 million on July 1, 2006. The maximum borrowing availability under the factoring agreement, based on the borrowing base formula remains at $40 million. A total of $3.0 million was outstanding under the GMAC facility at December 31, 2005 with respect to collateralized inventory.

The credit facility with GMAC and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

Annual maturities for the long-term debt, convertible debentures and capital lease obligations are $36.1 million (2006), $7.1 million (2007), $14,000 (2008), and $5,000 (2009). The effective interest rate on short-term bank borrowing as of December 31, 2003, 2004 and 2005 were 5.3%, 5.7% and 7.8%, respectively.

GUARANTEES

Guarantees had been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We have not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-It in order to ensure our production in a timely manner. If Tag-It ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-It for purchases made on our behalf. We have not had to perform under these guarantees since inception. It is not predictable to estimate the fair value of the guarantee; however, we do not anticipate that we will incur losses as a result of these guarantees. In April 2005, we terminated these guarantees with respect to Tag-It's obligations arising after the date of termination.

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

In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in 2005 was $474,000. Total deferred financing cost amortized in 2005 was $189,000. Total interest paid to the holders of the Debentures in 2005 was $539,000. As of December 31, 2005, $6.0 million, net of $0.9 million of debt discount, remained outstanding under the Debentures.

10.      INCOME TAXES

The provision (credit) for domestic and foreign income taxes is as follows:

                                             YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                 2003               2004                2005
                              -----------        -----------        -----------
Current:
Federal ...............       $ 2,400,000        $ 1,000,000        $      --
State .................          (241,948)             8,511              2,425
Foreign ...............         2,106,199          1,400,953          1,091,442
                              -----------        -----------        -----------
                                4,264,251          2,409,464          1,093,867
Deferred:
Federal ...............              --                 --                 --
State .................              --                 --                 --
Foreign ...............          (132,622)           (61,345)          (166,686)
                              -----------        -----------        -----------
                                 (132,622)           (61,345)          (166,686)
                              -----------        -----------        -----------

Total .................       $ 4,131,629        $ 2,348,119        $   927,181
                              ===========        ===========        ===========


The source of loss before the provision for taxes and cumulative effect of accounting change is as follows:

                                           YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                               2003                2004                2005
                          -------------       -------------       -------------
Federal ............      $ (18,609,818)      $ (14,271,441)      $  (4,481,879)
Foreign ............        (13,143,213)        (88,057,111)          6,402,404
                          -------------       -------------       -------------

Total ..............      $ (31,753,031)      $(102,328,552)      $   1,920,525
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

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (benefit) on income is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2003            2004            2005
                                                ------------    ------------    ------------
Income tax (benefit) based on federal
   statutory rate ...........................   $(11,113,561)   $(35,814,993)   $    672,184
State income taxes, net of federal benefit ..       (157,266)          5,532        (246,978)
Effect of foreign income taxes ..............      2,862,550       2,749,376      (1,316,085)
Nondeductible goodwill impairment ...........      4,141,426            --              --
Nondeductible impairment of long-lived assets           --        30,463,663            --
Increase in tax reserve .....................      2,400,000       1,000,000            --
Increase in valuation allowance
   and other ................................      5,998,480       3,944,541       1,818,060
                                                ------------    ------------    ------------

                                                $  4,131,629    $  2,348,119    $    927,181
                                                ============    ============    ============

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:

                                                                            DECEMBER 31,
                                                                   ----------------------------
                                                                      2004            2005
                                                                   ------------    ------------
Deferred tax assets:
Provision for doubtful accounts and unissued credits ...........   $    433,261    $    117,979
Provision for other reserves ...................................      1,533,620       2,874,377
Domestic and foreign loss carry forwards and foreign tax credits      9,789,485      11,162,380
Goodwill impairment ............................................      2,719,294       2,138,984
                                                                   ------------    ------------
Total deferred tax assets ......................................     14,475,660      16,293,720
Deferred tax liabilities:
Other ..........................................................       (213,784)        (47,098)
                                                                   ------------    ------------
                                                                       (213,784)        (47,098)
Valuation allowance for deferred tax assets ....................    (14,475,660)    (16,293,720)
                                                                   ------------    ------------
Net deferred tax liabilities ...................................   $   (213,784)   $    (47,098)
                                                                   ============    ============

At December 31, 2005, we have $32.1 million of federal net operating loss carryforwards expiring in 2024. We also have foreign tax credits carryforwards totaling $833,000 that do not expire.

In January 2004, the Internal Revenue Service ("IRS") completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. The proposed adjustments to our 2002 federal income tax return would not result in additional tax due for that year due to the tax loss reported in the 2002 federal return. However, it could reduce the amount of net operating losses available to offset taxes due from the preceding tax years. This adjustment would also result in additional state taxes and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the consolidated financial statements under the caption "Income Taxes". The maximum amount of loss in excess of the amount accrued in the financial statements is $7.7 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.


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

2006 ......................................................           $1,188,000
2007 ......................................................              710,000
2008 ......................................................              585,000
2009 ......................................................              600,000
2010 ......................................................              627,000
Thereafter ................................................            3,128,000
                                                                      ----------
Total future minimum lease payments .......................           $6,838,000
                                                                      ==========

Included in the future minimum lease payments, $420,000 payable to Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay for leasing our warehouse and office space in Hong Kong. See Note 15 of the "Notes to Consolidated Financial Statements."

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $3,101,000, $2,128,000 and $1,295,000 for 2003, 2004 and 2005, respectively.

We entered into a new lease agreement in June 2005 in New York as our showroom through June 2015. This is currently the location used for the private brands sales, design and technical departments, which functions we moved from our Los Angeles executive office.

We had open letters of credit of $5,976,000, $9,987,000 and $9,519,000 as of December 31, 2003, 2004 and 2005, respectively.

We have two employment contracts dated January 1, 1998, and subsequently amended, with two executives providing for base compensation and other incentives. On April 1, 2004, we amended each of these contracts to extend the term through March 31, 2006, and to provide one contract for base salary per annum of $500,000 for the period from April 1, 2003 to March 31, 2006, and the other contract for base salary per annum of $50,000 from April 1, 2003 to March 31, 2006. Additionally, we agreed to pay each of these executives an annual bonus (the "Annual Bonus") for fiscal years ended December 31, 2003, 2004 and 2005 in an amount, if any, equal to ten percent (10%) of the amount by which our actual pre-tax income for such fiscal year exceeds the amount of projected pre-tax income set forth in our annual budget for the same fiscal year as approved by our Board of Directors. No bonuses were paid to these executives for the fiscal year ended December 31, 2003, 2004 and 2005.

On October 17, 2004, Private Brands, Inc entered into an agreement with J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel in missy, juniors and large sizes. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005, Camuto Consulting Group replaced J.S. Brand Management as the master licensor. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005. As of December 31, 2005, we had an outstanding advance of $1.1 million. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands.

On January 3, 2005, Private Brands, Inc, our wholly owned subsidiary, entered into a term sheet exclusive licensing agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement is a three-year contract, and providing compliance with all terms of the license, is renewable for one additional three-year term. Minimum net sales are $10 million in year 1, $20 million in year 2 and $30 million in year 3. The agreement also provides payment of royalty at the rate of 8% on net sales and 3% on net sales for marketing fund commitments. In the first quarter of 2005, we advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment. We had applied $34,000 from the above advance against the royalty and marketing expenses in 2005. In March 2006, we agreed to terminate our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel and we agreed to sell all remaining inventory to the licensor or its designee. As a result, we will no longer be involved in the sales of this private brand. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to agreement and recognized a loss accordingly in 2005. The loss was classified as royalty expense on our consolidated statements of operations.

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. At December 31, 2005, the total commitment on royalties remaining on the term was $9.1 million.

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

Our Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 5,100,000 shares (as adjusted for a stock split effective May 1998) of our common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant. The Plan was also amended to expand the types of awards, which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits. At December 31, 2005, no further options may be granted under the Plan.

In October 1998, we granted 1,000,000 non-qualified stock options not under the Plan. The options were granted to our Chairman and Vice Chairman at $13.50 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2008 and vest over four years. In May 2002, we granted 3,000,000 non-qualified stock options not under the Plan. The options were granted to our Chairman, Vice Chairman and Mr. Kamel Nacif at $5.50 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2012 and vest over three years. The 1,000,000 stock options granted to Kamel Nacif were forfeited in 2005. In May 2003, we granted 2,000,000 non-qualified stock options not under the Plan to our Chairman and Vice Chairman. The options were granted at $3.65 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over four years. In December 2003, we granted 400,000 non-qualified stock options not under the Plan to our President. The options were granted at $3.94 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over four years.

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

A summary of our stock option activity, and related information is as follows:

                                    2003                        2004                         2005
                           ----------------------      ----------------------      -----------------------
                                         WEIGHTED                    WEIGHTED                     WEIGHTED
                                          AVERAGE                     AVERAGE                      AVERAGE
                                         EXERCISE                    EXERCISE                     EXERCISE
                            OPTIONS        PRICE        OPTIONS       PRICE         OPTIONS         PRICE
                           ---------     --------      ---------     --------      ----------     --------
Options outstanding at
   beginning of year       6,376,487     $   8.89      8,926,087     $   7.13       8,331,962     $   7.22
      Granted              3,288,100         3.67         83,000         3.04          42,000         2.44
      Exercised                   --           --             --           --              --           --
      Forfeited             (738,500)        6.91       (677,125)        5.43      (1,573,300)       11.40
      Expired                     --           --             --           --         (67,612)        4.50
                           ---------                   ---------                   ----------
Outstanding at end of
   year                    8,926,087     $   7.13      8,331,962     $   7.22       6,733,050     $   6.25
                           =========                   =========                   ==========
Exercisable at end of
   Year                    4,028,487     $  10.56      5,251,250     $   9.04       6,733,050     $   6.25
Weighted average per
   option fair value
   of options granted
   during the year                         $ 1.92                    $   1.36                     $   1.13

The following table summarizes information about stock options outstanding at December 31, 2005:

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                        ------------------------------------     -------------------------
                                       Weighted
                                        Average     Weighted                      Weighted
                                       Remaining     Average                       Average
                           Number     Contractual   Exercise       Number         Exercise
Exercise Price          Outstanding      Life         Price      Exercisable        Price
-----------------       -----------   -----------   --------     -----------      --------
$  1.39 - $  2.84            56,000       8.1      $  2.41            56,000      $   2.41
$  3.60 - $  3.68         2,388,050       7.5         3.64         2,388,050          3.64
$  3.94 - $  5.09           763,000       7.2         4.30           763,000          4.30
$  5.50                   2,004,000       6.3         5.50         2,004,000          5.50
$  5.55 - $  9.97           444,500       2.4         7.05           444,500          7.05
$ 13.50 - $15.50          1,011,000       2.7        13.51         1,011,000         13.51
$ 18.44 - $18.50             23,000       2.7        18.50            23,000         18.50
$ 33.13 - $39.97             41,500       3.1        39.31            41,500         39.31
$ 45.50                       2,000       3.2        45.50             2,000         45.50
                        -----------                              -----------
$  1.39 - $45.50          6,733,050       6.0       $ 6.25         6,733,050      $   6.25
                        ===========                              ===========

13.      EQUITY TRANSACTIONS

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

As previously disclosed, following a review of the accounting treatment of our October 2003 private placement of convertible preferred stock, we revised our accounting treatment for this transaction to record a beneficial conversion feature in accordance with Emerging Issues Task Force ("EITF") No. 98-5 and to restate our financial statements for the fiscal years ended December 31, 2003 and 2004 to reflect the beneficial conversion feature of the convertible preferred stock. We restated our 2003 and 2004 financial statements to reflect the recording of the beneficial conversion feature of approximately $7.5 million in the fourth quarter of 2003 relating to the issuance of 881,732 shares of Series A convertible preferred stock. The beneficial conversion feature of the preferred shares in the amount of $7.5 million was recorded in the fourth quarter of 2003, resulting in an increase in loss per share to common shareholders for the year ended December 31, 2003 to $(2.38) per share from the previously reported $(1.97) per share. The beneficial conversion feature did not change our reported earnings (loss) per share for the year ended December 31, 2004. The effect of recording the beneficial conversion feature on the December 31, 2004 financial statements was an increase in the accumulated deficit of $7.5 million and an offsetting increase in contributed capital. The restatement did not change total shareholders' equity at December 31, 2003 or 2004.

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

During the year of 2003, we retired a total of 248,872 shares of common stock relating to shares repurchased but uncancelled before 2001 and shares repurchased in 2003 from Gabe Zeitouni, upon exercising his put option under an agreement dated July 10, 2000.

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

In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. See Note 9 of the "Notes to Consolidated Financial Statements."

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

14.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                  YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2003           2004           2005
                                        ----------     ----------     ----------
Cash paid for interest ............     $2,856,000     $1,796,000     $3,335,000
                                        ==========     ==========     ==========
Cash paid for income taxes ........     $  378,000     $1,196,000     $  875,000
                                        ==========     ==========     ==========

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

In 2005, we purchased $6.4 million of fabric from Acabados y Terminados, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif.

15.      RELATED-PARTY TRANSACTIONS

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2003          2004            2005
                                       -----------    -----------    -----------
Sales to related parties ..........    $22,296,000    $ 3,598,000    $    88,000
Purchases from related parties ....    $72,329,000    $17,875,000    $ 6,987,000

As of December 31, 2004 and 2005, related party affiliates were indebted to us in the amounts of $13.1 million and $8.4 million, respectively. These include amounts due from Gerard Guez, our Chairman of $2.5 million and $2.3 million at December 31, 2004 and 2005, respectively, which have been shown as reductions to shareholders' equity in the accompanying financial statements. Total interest paid by Mr. Guez was $374,000, $370,000 and $209,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez during 2005 was approximately $4,766,000. At December 31, 2005, the entire balance due from Mr. Guez totaling $2.3 million was reflected as a reduction of shareholders' equity. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $374,000, $370,000 and $209,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $400,000 and $397,000 for the years ended December 31, 2004 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

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

Since June 2003, United Apparel Venture, LLC had been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by
Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven Licensing during the years ended December 31, 2003, 2004 and 2005 were $8.1 million, $2.6 million and $0, respectively. In 1998, a California limited liability company owned by our Chairman and Vice Chairman purchased 2,300,000 shares of the common stock of Tag-It Pacific, Inc. ("Tag-It") (or approximately 37% of such common stock then outstanding). Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. We believe that the terms of this arrangement, which is subject to the acceptance of our customers, are no less favorable to us than could be obtained from unaffiliated third parties. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $16.8 million, $1.0 million and $450,000 of trim inventory from Tag-It for the years ended December 31, 2003, 2004 and 2005, respectively. We also sold to Tag-It $1.5 million from our trim and fabric inventory for the year ended December 31, 2003. We purchased $37.1 million, $11.5 million and $135,000 of finished goods and service from Azteca and its affiliates for the years ended December 31, 2003, 2004 and 2005, respectively. Azteca is owned by the brothers of our Chairman, Gerard Guez, and is the minority member of our subsidiary, United Apparel Ventures, LLC. Our total sales of fabric and service to Azteca in 2003, 2004 and 2005 were $9.9 million, $1.0 million and $88,000, respectively. Two and one half percent of gross sales as management fees were paid in 2003, 2004 and 2005 to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $1.7 million, $179,000 and $0 in 2003, 2004 and 2005, respectively. Net amounts due from these related parties as of December 31, 2004 and 2005 were $7.8 million and $5.5 million, respectively.

On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif was a shareholder at the time of the transaction. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates managed the operation of our remaining facilities in Mexico. The term of the management services agreement was also for a period of 6 years. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. See Note 11 "Commitments and Contingencies", of the "Notes to Consolidated Financial Statements." Using current market prices, the purchase commitment would be approximately $18 million per year. We agreed to pay $1 for each yard of fabric that we fail to purchase under the agreement. We purchased $3.6 million and $5.3 million of fabric from Acabados y Terminados under this agreement in 2003 and 2004, respectively.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement with Mr. Nacif's affiliates. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. Net amount due from these related parties as of December 31, 2005 was $236,000

We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez and Todd Kay, our Chairman and Vice Chairman, respectively. Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $1,330,000 in rent annually in each of 2003 and 2004 and $1,019,000 in 2005 for office and warehouse facilities. Our Los Angeles offices and warehouse is leased on a month to month basis. On January 1, 2006, we entered into a one year lease agreement with Lynx International Limited for our office space in Hong Kong.

We reimbursed Mr. Guez, our Chairman, for fuel and related expenses incurred by 477 Aviation LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes.

At December 31, 2004 and 2005, we had various employees receivable totaling $403,000 and $370,000, respectively, included in due from related parties.

We entered into lease agreements with the former owners of Industrial Exportadora Famian and our former employees. Under theses leases, we paid $943,000 in 2003, for rent for sewing and washing facilities in Tehuacan, Mexico. All these lease agreements were cancelled in November 2003.

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. The investment in American Rag Cie, LLC totaling $2.1 million at December 31, 2005 was accounted for under the equity method and included in equity method of investment on the accompanying consolidated balance sheets.

We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

16.      OPERATIONS BY GEOGRAPHIC AREAS

Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into four geographic regions: the United States, Asia, Mexico and Luxembourg. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. Information about our operations in the United States, Asia, Mexico and Luxembourg is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                                                 ADJUSTMENTS
                                                                                                     AND
                               UNITED STATES        ASIA           MEXICO        LUXEMBOURG      ELIMINATIONS          TOTAL
                               -------------   -------------   --------------   -------------   --------------    --------------
2003
---------------------------
Sales......................    $ 291,993,000   $   7,359,000   $   21,071,000   $          --   $           --    $  320,423,000
Inter-company sales........       33,441,000     112,481,000       75,716,000              --     (221,638,000)               --
                               -------------   -------------   --------------   -------------   --------------    --------------
Total revenue..............    $ 325,434,000   $ 119,840,000   $   96,787,000   $          --   $ (221,638,000)   $  320,423,000
                               =============   =============   ==============   =============   ==============    ==============
Income (loss) from operations  $(11,078,000)   $   7,556,000   $  (30,116,000)  $          --   $           --    $  (33,638,000)
                               =============   =============   ==============   =============   ==============    ==============
Interest income............    $     419,000   $     725,000   $        6,000   $          --   $     (725,000)   $      425,000
                               =============   =============   ==============   =============   ==============    ==============
Interest expense...........    $   5,215,000   $      41,000   $      347,000   $     725,000   $     (725,000)   $    5,603,000
                               =============   =============   ==============   =============   ==============    ==============
Provision for depreciation
 and amortization..........    $   1,547,000   $     261,000   $   14,290,000   $          --   $           --    $   16,098,000
                               =============   =============   ==============   =============   ==============    ==============

Capital expenditures.......    $      94,000   $      84,000   $      190,000   $          --   $           --    $      368,000
                               =============   =============   ==============   =============   ==============    ==============

Total assets...............    $ 128,058,000   $ 117,783,000   $  201,050,000   $ 213,051,000   $ (406,837,000)   $  253,105,000
                               =============   =============   ==============   =============   ==============    ==============

2004
---------------------------
Sales......................    $ 149,568,000   $   1,838,000   $    4,047,000   $          --   $           --    $  155,453,000
Inter-company sales........               --      80,420,000        7,453,000              --      (87,873,000)               --
                               -------------   -------------   --------------   -------------   --------------    --------------
Total revenue..............    $ 149,568,000   $  82,258,000   $   11,500,000   $          --   $  (87,873,000)   $  155,453,000
                               =============   =============   ==============   =============   ==============    ==============
Income (loss) from operations  $ (13,231,000)  $   3,663,000   $  (89,400,000)  $     (33,000)  $  (22,786,000)   $ (121,787,000)
                               =============   =============   ==============   ============    ==============    ==============
Interest income............    $     378,000   $     856,000   $           --   $          --   $     (856,000)   $      378,000
                               ==============  =============   ==============   =============   ==============    ==============
Interest expense...........    $   2,766,000   $      55,000   $       38,000   $     854,000   $     (856,000)   $    2,857,000
                               =============   =============   ==============   =============   ==============    ==============
Provision for depreciation
 and amortization..........    $   1,283,000   $     219,000   $    6,836,000   $          --   $           --    $    8,338,000
                               =============   =============   ==============   =============   ==============    ==============
Capital expenditures.......    $      48,000   $      64,000   $           --   $          --   $           --    $      112,000
                               =============   =============   ==============   =============   ==============    ==============
Total assets...............    $ 113,046,000   $ 121,007,000   $   31,603,000   $ 212,165,000   $ (346,010,000)   $  131,811,000
                               =============   =============   ==============   =============   ===============   ==============

2005
---------------------------
Sales......................    $ 213,205,000   $   1,282,000   $      161,000   $          --    $           --    $  214,648,000
Inter-company sales........               --     135,531,000               --              --      (135,531,000)               --
                               --------------  -------------   --------------   -------------    --------------    --------------
Total revenue..............    $ 213,205,000   $ 136,813,000   $      161,000   $          --    $ (135,531,000)   $  214,648,000
                               =============   =============   ==============   =============    ==============    ==============

Income (loss) from operations  $    (928,000)  $   5,071,000   $     (470,000)  $     (48,000)   $          --     $    3,625,000
                               =============   =============   ==============   =============    =============     ==============
Interest income............    $     223,000   $   1,955,000   $           --   $   1,856,000    $   (1,953,000)   $    2,081,000
                               ==============  =============   ==============   =============    ==============    ==============
Interest expense...........    $   4,219,000   $     403,000   $        2,000   $   1,954,000    $   (1,953,000)   $    4,625,000
                               =============   =============   ==============   =============    ==============    ==============
Provision for depreciation
 and amortization..........    $   2,025,000   $     102,000   $           --   $          --    $           --    $    2,127,000
                               =============   =============   ==============   =============    ==============    ==============
Capital expenditures.......    $     335,000   $     224,000   $           --   $          --    $           --    $      559,000
                               =============   =============   ==============   =============    ==============    ==============
Total assets...............    $ 115,327,000   $ 129,737,000   $   15,782,000   $ 212,019,000    $ (321.623.000)   $  151,242,000
                               =============   =============   ==============   =============    ==============    ==============

17.      EMPLOYEE BENEFIT PLANS

On August 1, 1992, Tarrant Hong Kong established a defined contribution retirement plan covering all of its Hong Kong employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of Tarrant Hong Kong. Participants may contribute up to 5% of their salary to the plan. We make annual matching contributions. Costs of the plan charged to operations for 2003, 2004 and 2005 amounted to approximately $157,000, $131,000 and $160,000, respectively.

On July 1, 1994, we established a defined contribution retirement plan covering all of our U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of ours. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. Our contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, we may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 2003, 2004 and 2005 amounted to approximately $256,000, $226,000 and $199,000, respectively.

On December 27, 1995, we established a deferred compensation plan for executive officers. Participants may contribute a specific portion of their salary to such plan. We do not contribute to the Plan.

18.      OTHER INCOME AND EXPENSE

Other income and expense consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               2003         2004          2005
                                            ----------   ----------   ----------
Rental income ...........................   $3,957,365   $5,854,698   $  193,127
Gain on sale of fixed assets ............         --           --        124,041
Unrealized gain on foreign currency .....         --        367,262         --
Realized gain on foreign currency .......      304,060         --           --
Gain on legal settlement ................      235,785         --           --
Other items .............................      287,269      144,677       37,179
                                            ----------   ----------   ----------
Total other income ......................   $4,784,479   $6,366,637   $  354,347
                                            ==========   ==========   ==========

Unrealized loss on foreign currency .....      560,602         --           --
Realized loss on foreign currency .......         --        511,586         --
Loss on sale of fixed assets ............      593,626         --           --
Other items .............................       28,692       17,671          580
                                            ----------   ----------   ----------
Total other expense .....................   $1,182,920   $  529,257   $      580
                                            ==========   ==========   ==========

19.      LEGAL PROCEEDINGS

1.       PATRICK BENSIMON

On April 12, 2000, we formed a company, Jane Doe International, LLC ("JDI") for the sole purpose of purchasing the assets of Needletex, Inc., owner of the Jane Doe brand. JDI was owned 51% by Fashion Resource (TCL), Inc., our subsidiary, and 49% by Needletex, Inc. In connection with the establishment of JDI, JDI entered into an employment agreement with Patrick Bensimon, the principal shareholder of Needletex, Inc., which provided for the payment of a salary to Patrick Bensimon and a bonus tied to the new company's sales performance. Thereafter a dispute arose as to whether Patrick Bensimon had performed in accordance with his terms of employment set forth in the Employment Agreement. When an amicable resolution of this dispute could not be achieved, Patrick Bensimon commenced an arbitration preceding against his employer, JDI, Fashion Resource (TCL), Inc., the managing member of Jane Doe International and us. On April 7, 2003, the arbitration panel issued a final award in favor of Patrick Bensimon of $1,425,655 for salary and bonus, plus interest accrued and his costs and attorneys fees in the amount of $489,640. In January 2004, we settled the employment litigation with Patrick Bensimon for $1.2 million in cash and forgiveness of approximately $859,000 in debts owed by Needletex Inc. As part of the settlement, we received the remaining 49% interest in JDI. We also settled with our insurance carrier for a cash payment of $330,000. An additional expense of approximately $379,000 was made in the fourth quarter of 2003 to cover the forgiveness of debts.

2.       NICOLAS NUNEZ

In March 2005, we reached a settlement of a dispute involving a former employee named Nicolas Nunez. Mr. Nunez was employed by us pursuant to a written employment agreement until he was terminated in or about November 2000. In connection to this employment, we agreed to acquire Nunez' company by merger. Mr. Nunez claimed to be entitled to shares of our common stock up to a value of $500,000 assuming we did not otherwise have valid defenses to such claims. In connection with the settlement, we agreed to compensate Mr. Nunez in the total amount of $875,000. The full amount of $875,000 had been accrued and included in accrued liabilities in the accompanying balance sheet at December 31, 2004. All parties to both proceedings have agreed to exchange full mutual releases of any and all claims, known or unknown, and will dismiss both proceedings with prejudice, without admitting any liability.

In April 2005, we issued 195,313 shares of our common stock (having a value of $375,000) to Mr. Nunez pursuant to the terms of an agreement and plan of reorganization and paid Mr. Nunez $500,000 in settlement of all remaining claims by Mr. Nunez against us.

3.       MR. BENJAMIN DOMINGUEZ GONZALEZ

On December 10, 2004 and December 14, 2004, Mr. Benjamin Dominguez Gonzalez brought suits against our Mexico Subsidiary, Tarrant Mexico, S. de R.L. de C.V., in Puebla, Puebla, Mexico: (a) "Juicio Ejecutivo Mercantil 887/2004, Juzgado Dicimo de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V."; and (b) "Juicio Ejecutivo Mercantil 889/2004, Juzgado Noveno de lo Civil del Estado de Puebla, Puebla, Mexico, Dominguez Gonzalez Benjamin vs. Tarrant Mexico S. de R.L. de C.V. e Inmobiliaria Cuadros S.A. de C.V.", for the non-payment of approximately $14 million in principal amount and accrued interest on two promissory notes, which Mr. Gonzalez asserts were issued by Tarrant Mexico. The amounts Mr. Gonzalez claimed were due and owing under the notes previously had been paid in full. In April 2005, Mr. Gonzalez agreed to dismiss his claims, which agreement has been approved by the court.

4.       BAZAK INTERNATIONAL CORPORATION

Shortly before May 2004, Bazak International Corp. commenced an action against us in the New York County Supreme Court claiming that we breached an oral contract to sell a quantity of close-out goods, as a consequence of which Bazak was damaged to the extent of $1.3 million. Bazak International Corp. claimed that our liability exists under a theory of breach of contract or unjust enrichment. This case is currently pending in the United States District Court for the Southern District of New York and is scheduled for trial on December 18, 2006. We will continue to vigorously defend against the breach of contract and unjust enrichment claim.

20.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                   QUARTER ENDED
                                   ---------------------------------------------
                                   MAR.  31    JUN.  30    SEP.  30    DEC.  31
--------------------------------   --------    --------    --------    --------
2004                                  (In thousands, except per share data)

Net sales ......................   $ 42,155    $ 38,489    $ 38,102    $ 36,707
Gross profit ...................      7,500       5,266       4,135       4,060
Operating loss .................     (5,963)    (84,585)     (3,626)    (27,613)
Net loss .......................   $ (2,974)   $(68,567)   $ (4,019)   $(29,117)
Net loss per common share:
  Basic ........................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
  Diluted ......................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
Weighted average shares
  outstanding:
  Basic ........................     28,485      28,649      28,815      28,815
  Diluted ......................     28,485      28,649      28,815      28,815

2005

Net sales ......................   $ 44,830    $ 50,538    $ 69,566    $ 49,714
Gross profit ...................      8,946      11,454      14,545       9,936
Operating income ...............        233       1,437       3,011      (1,056)
Net income (loss) ..............   $   (106)   $    871    $  1,702    $ (1,474)
Net loss per common share:
  Basic ........................   $  (0.00)   $   0.03    $   0.05    $  (0.05)
  Diluted ......................   $  (0.00)   $   0.03    $   0.05    $  (0.05)
Weighted average shares
  outstanding:
  Basic ........................     28,815      29,156      30,366      30,554
  Diluted ......................     28,815      29,163      30,786      30,554

21.      SUBSEQUENT EVENTS

On January 19, 2006, we borrowed $4 million from Max Azria pursuant to the terms of a promissory note, which amount bears interest at the rate of 5.5% per annum and is payable in weekly installments of $200,000 beginning on March 1, 2006. This is an unsecured loan.

On January 23, 2006, we further amended our factoring agreement with GMAC to increase the amount we may borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit will be reduced to $4 million on April 1, 2006 and will be further reduced to $3 million on July 1, 2006. The maximum borrowing availability under the factoring agreement, based on the borrowing base formula remains at $40 million.

On January 27, 2006, we further amended the letter of credit facility with UPS to extend the expiration date of the facility from January 31, 2006 to July 31, 2006. The amendment provides for reduction of the maximum amount of borrowings under the facility to $12.0 million commencing on April 1, 2006, $11.5 million commencing on May 1, 2006, $11.0 million commencing on June 1, 2006 and to $10.5 million commencing on July 1, 2006. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million as of December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000.

In March 2006, we terminated our license agreement for the brand House of Dereon by Tina Knowles branded apparel, and sold our remaining inventory to the licensor. As a result, we will no longer be involved in the sales of this private brand. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to agreement and recognized a loss accordingly in 2005. The loss was classified as royalty expense on our consolidated statements of operations.

In March 2006, we became involved in a dispute with the master licensor of the JS by Jessica Simpson, Princy and Sweet Kisses brands over our continued rights to these brands. Accordingly, we do not anticipate sales of Jessica Simpson branded apparel after the first quarter of 2006 unless and until we successfully resolve our dispute with the licensor. Net sales of Jessica Simpson and Princy by Jessica Simpson totaled $12.6 million in 2005.

                                   SCHEDULE II

                              TARRANT APPAREL GROUP

                        VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS     ADDITIONS
                                         BALANCE AT    CHARGED TO       CHARGED                      BALANCE
                                          BEGINNING     COSTS AND      TO OTHER                      AT END
                                           OF YEAR      EXPENSES       ACCOUNTS     DEDUCTIONS       OF YEAR
                                         -----------   -----------   ------------   -----------    -----------
For the year ended December 31, 2003
Allowance for returns and discounts...   $ 3,134,768   $      --     $       --     $  (324,387)   $ 2,810,381
Allowance for bad debt ...............   $ 1,181,853   $   234,149   $       --     $      --      $ 1,416,002
Inventory reserve ....................   $      --     $10,986,153   $       --     $      --      $10,986,153
                                         ===========   ===========   ============   ===========    ===========
For the year ended December 31, 2004
Allowance for returns and discounts ..   $ 2,810,381   $   738,326   $       --     $(2,485,386)   $ 1,063,321
Allowance for bad debt ...............   $ 1,416,002   $   476,016   $       --     $  (517,474)   $ 1,374,544
Inventory reserve ....................   $10,986,153   $      --     $       --     $(9,869,491)   $ 1,116,662
                                         ===========   ===========   ============   ===========    ===========
For the year ended December 31, 2005
Allowance for returns and discounts ..   $ 1,063,321   $   871,208   $       --     $  (949,268)   $   985,261
Allowance for bad debt ...............   $ 1,374,544   $   637,210   $       --     $   (45,265)   $ 1,966,489
Inventory reserve ....................   $ 1,116,662   $      --     $       --     $(1,032,836)   $    83,826
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

                              TARRANT APPAREL GROUP

                                      By:             /S/ GERARD GUEZ
                                            ------------------------------------
                                                        Gerard Guez
                                                   Chairman of the Board

                                POWER OF ATTORNEY

         The undersigned directors and officers of Tarrant Apparel Group do hereby constitute and appoint Gerard Guez and Corazon Reyes, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                            DATE
----------------------          ------------------------         --------------
                                Chairman of the Board            March 31, 2006
/S/ GERARD GUEZ                   of Directors
----------------------
    Gerard Guez

/S/ TODD KAY                    Vice Chairman of the             March 31, 2006
----------------------           Board of Directors
     Todd Kay

/S/ BARRY AVED                  Chief Executive Officer          March 31, 2006
----------------------          and Director (Principal
    Barry Aved                   Executive Officer)

/S/ CORAZON REYES               Chief Financial Officer,         March 31, 2006
----------------------          Treasurer and Director
    Corazon Reyes               (Principal Financial and
                                Accounting Officer)

/S/ MILTON KOFFMAN              Director                         March 31, 2006
----------------------
    Milton Koffman

/S/ STEPHANE FAROUZE            Director                         March 31, 2006
----------------------
    Stephane Farouze

/S/ MITCHELL SIMBAL             Director                         March 31, 2006
----------------------
    Mitchell Simbal

/S/ JOSEPH MIZRACHI             Director                         March 31, 2006
----------------------
    Joseph Mizrachi

                                Director                         March 31, 2006
----------------------
    Simon Mani

                              TARRANT APPAREL GROUP

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER     DESCRIPTION
--------    --------------------------------------------------------------------
3.1         Restated Articles of Incorporation. (1)

3.1.1       Certificate of Amendment of Restated Articles of Incorporation. (7)

3.1.2       Certificate of Amendment of Restated Articles of Incorporation. (7)

3.1.3       Certificate of Amendment of Restated Articles of Incorporation. (14)

3.2         Restated Bylaws. (1)

4.1         Specimen of Common Stock Certificate. (2)

4.2 Rights Agreement dated as of November 21, 2003, between Tarrant Apparel Group and Computershare Trust Company, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively. (13)

4.3 Certificate of Determination of Preferences, Rights and Limitations of Series B Preferred Stock. (15)

4.4         Form of 6% Secured Convertible Debenture. (22)

10.1        Tarrant Apparel Group Employee Incentive Plan.* (19)

10.2 Services Agreement dated as of October 1, 1994, by and between the Company and Lynx International Limited. (1)

10.3 Indemnification Agreement dated as of March 14, 1995, by and among Tarrant Apparel Group, Gerard Guez and Todd Kay. (2)

10.4 Employment Agreement effective January 1, 1998, by and between Tarrant Apparel Group and Gerard Guez.* (4)

10.4.1 First amendment to Employment Agreement dated as of January 10, 2000 by and between Gerard Guez and Tarrant Apparel Group.* (6)

10.4.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Gerard Guez.* (10)

10.4.3 Third Amendment to Employment Agreement, effective as of April 1, 2004, between Tarrant Apparel Group and Gerard Guez.* (20)

10.5 Employment Agreement effective January 1, 1998, by and between Tarrant Apparel Group and Todd Kay.* (4)

10.5.1 First Amendment to Employment Agreement dated as of January 10, 2000 by and between Todd Kay and Tarrant Apparel Group.* (6)

10.5.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Todd Kay.* (10)

10.5.3 Third Amendment to Employment Agreement, effective as of April 1, 2004, between Tarrant Apparel Group and Todd Kay.* (20)


EXHIBIT
 NUMBER     DESCRIPTION
--------    --------------------------------------------------------------------
10.6        Buying  Agency  Agreement  executed  as of April 4, 1995,  by Azteca
            Production  International,  Inc.  and  Tarrant  Company  Ltd.,  with
            Tarrant Apparel Group acknowledging as to certain matters. (2)

10.7        Form  of  Indemnification   Agreement  with  directors  and  certain
            executive officers. (3)

10.8 Factoring Agreement dated as of September 29, 2004 by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource
            (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc. (20)

10.8.1 First Amendment Factoring Agreement dated as of May 9, 2005 by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc. (25)

10.8.2 Inventory Security Agreement by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc. (25)

10.9 Promissory note dated February 28, 2001 in the amount of US $4,119,545.06 to pay to the order of Standard Chartered Bank (5)

10.10 Amended and Restated Limited Liability Company Operating Agreement of United Apparel Ventures, dated as of October 1, 2002, between Azteca Production International, Inc. and Tag Mex, Inc. (9)

10.11 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Tarrant Apparel Group and Fashion Resource (TCL), Inc. (7)

10.11.1 Conditional Consent Agreement dated December 31, 2002, between UPS Capital Global Trade Finance Corporation and Fashion Resource (TCL), Inc. (8)

10.12 Guaranty Agreement dated as of May 30, 2002 by and between UPS Capital Global Trade Finance Corporation and Gerard Guez. (7)

10.13 Syndicated Letter of Credit Facility dated June 13, 2002 by and between Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited as Borrowers and UPS Capital Global Trade Finance Corporation as Agent and Issuer and Certain Banks and Financial Institutions as Banks. (7)

10.13.1 Charge Over Shares dated June 13, 2002 by Fashion Resource (TCL), Inc. in favor of UPS Capital Global Trade Finance Corporation. (7)

10.13.2 Syndicated Composite Guarantee and Debenture dated June 13, 2002 between Tarrant Company Limited, Marble Limited and Trade link Holdings Limited and UPS Capital Global Trade Finance Corporation.
            (7)

10.13.3     Charge  Over  Shares  dated  February  26,  2003,  between  Machrima
            Luxembourg   International   Sarl  and  UPS  Global  Trade   Finance
            Corporation. (9)

10.13.4 Fourth Deed of Variation to Syndicated Letter of Credit Facility dated June 18, 2003 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (10)

10.13.5 Letter Agreement dated September 1, 2003, among Tarrant Company Limited, Marble Limited, Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (12)


EXHIBIT
 NUMBER     DESCRIPTION
--------    --------------------------------------------------------------------
10.13.6     Fifth Deed of  Variation  to  Syndicated  Letter of Credit  Facility
            dated  December  23,  2003 among  Tarrant  Company  Limited,  Marble
            Limited and Trade Link Holdings Limited and UPS Capital Global Trade
            Finance Corporation. (17)

10.13.7 Sixth Deed of Variation to Syndicated Letter of Credit Facility dated March 17, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (18)

10.13.8 Seventh Deed of Variation to Syndicated Letter of Credit Facility dated May 5, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (19)

10.13.9 Eighth Deed of Variation to Syndicated Letter of Credit Facility effective as of May 10, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (19)

10.13.10 Ninth Deed of Variation to Syndicated Letter of Credit Facility effective as of September 30, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (20)

10.13.11 Tenth Deed of Variation to Syndicated Letter of Credit Facility effective as of December 31, 2004 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (23)

10.13.12 Loan Agreement dated December 31, 2004 by and among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (23)

10.13.13 Amendment Agreement to Syndicated Composite Guarantee and Debenture dated December 31, 2004, by and among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (23)

10.13.14 Guaranty and Security Agreement dated December 31, 2004 by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc. and UPS Capital Global Trade Finance Corporation. (23)

10.13.15 Guaranty and Security Agreement dated December 31, 2004 by and between Tarrant Luxembourg Sarl and UPS Capital Global Trade Finance Corporation. (23)

10.13.16 Amendment Agreement to Charge Over Shares dated December 31, 2004 by and between Tarrant Luxembourg Sarl and UPS Capital Global Trade Finance Corporation. (23)

10.13.17 Eleventh Deed of Variation to Syndicated Letter of Credit Facility effective as of _______ among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (25)

10.13.18 Twelfth Deed of Variation to Syndicated Letter of Credit Facility effective as of June 27, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (25)

10.13.19 First Deed of Variation to Loan Agreement effective as of June 27, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.
            (25)

10.13.20 Second Deed of Variation to Loan Agreement effective as of July 29, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)


EXHIBIT
 NUMBER     DESCRIPTION
--------    --------------------------------------------------------------------
10.13.21    Thirteenth Deed of Variation to Syndicated Letter of Credit Facility
            effective as of July 29, 2005 among Tarrant Company Limited,  Marble
            Limited and Trade Link Holdings Limited and UPS Capital Global Trade
            Finance Corporation. (26)

10.13.22 Fourteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of August 31, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)

10.13.23 Fifteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of October 31, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

10.14 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (7)

10.15       Exclusive  Distribution  Agreement  dated  April  1,  2003,  between
            Federated   Merchandising  Group,  an  unincorporated   division  of
            Federated Department Stores, and Private Brands, Inc. (9)

10.15.1 Amendment No. 1 to Exclusive Distribution Agreement dated as of June 22, 2004, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc.
            (19)

10.15.2 Amendment No. 2 to Exclusive Distribution Agreement dated as of March 7, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc. (24)

10.15.3 Trademark Sublicense Agreement dated as of March 3, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc. (24) 10.16 Unconditional Guaranty of Performance dated April 1, 2003, by Tarrant Apparel Group. (9)

10.17 Promissory Note dated May 31, 2003 made by Gerard Guez in favor of Tarrant Apparel Group. (10)

10.18 Indemnification Agreement dated April 10, 2003 between Tarrant Apparel Group and Seven Licensing Company, LLC. (10)

10.19 Registration Rights Agreement dated October 17, 2003, by and among Tarrant Apparel Group and Sanders Morris Harris Inc. as agent and attorney-in-fact for the Purchasers identified therein. (11)

10.20 Common Stock Purchase Warrant dated October 17, 2003, by and between Tarrant Apparel Group and Sanders Morris Harris Inc. (11)

10.21 Employment Agreement, effective as of September 1, 2003, between the Company and Barry Aved. (12)

10.22 Employment Agreement, dated September 16, 2005, between Tarrant Company Limited and Henry Chu. (26)

10.23 Common Stock Purchase Warrant dated January 26, 2004 between Tarrant Apparel Group and Sanders Morris Harris Inc. (16)

10.24 Agreement for Purchase of Assets dated August 13, 2004 among Tarrant Mexico S. de R.L. de C.V., Acabados Y Cortes Textiles S.A. de C.V. and Construcciones Solticio S.A. de C.V. (20)

10.24.1 Amendment No. 1 to Agreement for Purchase of Assets dated October 29, 2004 among Tarrant Mexico S. de R.L. de C.V., Acabados Y Cortes Textiles S.A. de C.V. and Construcciones Solticio S.A. de C.V. (20)


EXHIBIT
 NUMBER     DESCRIPTION
--------    --------------------------------------------------------------------
10.25       Termination Agreement dated August 13, 2004 among Tarrant Mexico, S.
            de R.L. de C.V.,  Inmobiliaria Cuadros, S.A., de C.V. and Acabados y
            Cortes Textiles S.A. de C.V. (20)

10.26 Securities Purchase Agreement dated December 6, 2004, by and between Tarrant Apparel Group and the investors listed on the signature pages thereto. (21)

10.27 Registration Rights Agreement dated December 14, 2004, by and among Tarrant Apparel Group and the investors listed on the signature pages thereto. (22)

10.28 Security Agreement dated December 14, 2004, by and among Tarrant Apparel Group and the investors listed on the signature pages thereto. (22)

10.29 Intercreditor Agreement dated December 14, 2004 by and among Tarrant Apparel Group, GMAC Commercial Finance, LLC, UPS Capital Global Trade Finance Corporation and T.R. Winston & Company, LLC. (22)

10.30 Common Stock Purchase Warrant dated December 14, 2004 issued by Tarrant Apparel Group in favor of T.R. Winston & Company, LLC. (22)

10.31       Form of Common Stock Purchase Warrant. (22)

10.32 Promissory Note in the principal amount of $5,000,000 dated as of February 15, 2005, issued by Tarrant Apparel Group in favor of Max Azria. (24)

10.33 Tenancy Agreement, dated July 1, 2005, between Tarrant Company Limited and Lynx International Limited. (26)

14.1        Code of Ethical Conduct. (17)

21.1        Subsidiaries.

23.1        Consent of Singer Lewak Greenbaum & Goldstein LLP.

23.2        Consent of Grant Thornton LLP.

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


(7) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2002.

(8) Filed as an exhibit to the Company's Annual Report on Form 10K for the year ending December 31, 2002.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending March 31, 2003.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending June 30, 2003.

(11) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 16, 2003.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 2003.

(13) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 12, 2003.

(14) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 4, 2003.

(15) Filed as an exhibit to the Company's Amendment to Current Report on Form 8-K/A, filed December 12, 2003.

(16) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 23, 2004.

(17) Filed as an exhibit to the Company's Annual Report on Form 10-K for year ending December 31, 2003.

(18) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2004.

(19) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.

(20) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

(21) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 6, 2004.

(22) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 14, 2004.

(23) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 2004.

(24) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.

(25) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2005.

(26) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.


