Form 10-Q
period 2006-03-31
TARRANT APPAREL GROUP
filed 2006-05-15
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM _______________ TO ______________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]


Number of shares of Common Stock of the Registrant outstanding as of May 12, 2006: 30,543,763.

--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I.  FINANCIAL INFORMATION
                                                                           PAGE
                                                                          ------
Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2006 (unaudited)
              and December 31, 2005 (audited)..........................      2

           Consolidated Statements of Operations  for the Three Months
           Ended March 31, 2006 and March 31, 2005 (unaudited).........      3

           Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2006 and March 31, 2005 (unaudited)......      4

           Notes to Consolidated Financial Statements (unaudited)......      5

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................       19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .      31

Item 4.    Controls and Procedures.....................................      31

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................      32

Item 1A.   Risk Factors................................................      32

Item 6.    Exhibits....................................................      38

           SIGNATURES..................................................      39


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,       DECEMBER 31,
                                                                  2006            2005
                                                             -------------    -------------
                                                              (unaudited)       (audited)
                           ASSETS
Current assets:
   Cash and cash equivalents .............................   $     500,636    $   1,641,768
   Accounts receivable, net ..............................      62,370,128       54,598,443
   Due from related parties ..............................       3,359,888        3,100,928
   Inventory .............................................      21,836,090       31,628,960
   Current portion of notes receivable -- related parties        5,139,387        5,139,387
   Prepaid expenses ......................................       1,264,688        1,292,441
   Prepaid royalties .....................................            --          1,123,531
   Income taxes receivable ...............................          25,468           25,468
                                                             -------------    -------------
 Total current assets ....................................      94,496,285       98,550,926

   Property and equipment, net  of $10.9 million and $10.8
     million accumulated depreciation at March 31, 2006
     and December 31, 2005, respectively .................       1,587,822        1,702,840
   Notes receivable - related parties, net of current
   portion ...............................................      35,834,002       36,268,446
   Due from related parties ..............................       3,004,352        2,994,945
   Equity method investment ..............................       2,186,278        2,138,865
   Deferred financing cost, net of $823,097 and $711,250
     accumulated amortization at March 31, 2006 and
     December 31, 2005, respectively .....................         726,939          838,786
   Other assets ..........................................         258,062          164,564
   Goodwill ..............................................       8,582,845        8,582,845
                                                             -------------    -------------
 Total assets ............................................   $ 146,676,585    $ 151,242,217
                                                             =============    =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ............................   $  12,479,989    $  13,833,532
   Accounts payable ......................................      25,888,506       33,278,959
   Accrued expenses ......................................       9,564,188        9,503,806
   Income taxes ..........................................      16,795,605       16,828,538
   Current portion of long-term obligations  and factoring
     arrangement .........................................      39,540,629       36,109,699
                                                             -------------    -------------
 Total current liabilities ...............................     104,268,917      109,554,534

Long-term obligations ....................................          14,774          239,935
Convertible debentures, net ..............................       6,083,539        5,965,098
Deferred tax liabilities .................................          25,403           47,098

Minority interest ........................................          63,747           75,241


Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares
     at March 31, 2006 and December 31, 2005 issued and
     outstanding .........................................            --               --
   Common stock, no par value, 100,000,000 shares
     authorized; 30,543,763 shares at March 31, 2006 and
     30,553,763 shares at December 31, 2005 issued and
     outstanding .........................................     114,977,465      114,977,465
   Warrant to purchase common stock ......................       2,846,833        2,846,833
   Contributed capital ...................................      10,004,331       10,004,331
   Accumulated deficit ...................................     (89,353,243)     (90,189,615)
   Notes receivable from officer/shareholder .............      (2,255,181)      (2,278,703)
                                                             -------------    -------------
 Total shareholders' equity ..............................      36,220,205       35,360,311
                                                             -------------    -------------

 Total liabilities and shareholders' equity ..............   $ 146,676,585    $ 151,242,217
                                                             =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

Net sales ......................................   $ 61,261,243    $ 44,830,291
Cost of sales ..................................     48,742,481      35,884,573
                                                   ------------    ------------

Gross profit ...................................     12,518,762       8,945,718
Selling and distribution expenses ..............      2,929,690       2,561,854
General and administrative expenses ............      6,460,143       5,855,823
Royalty expenses ...............................      1,482,945         294,765
                                                   ------------    ------------

Income from operations .........................      1,645,984         233,276

Interest expense ...............................     (1,188,056)       (813,185)
Interest income ................................        485,343         553,223
Interest in income of equity method investee ...         47,413         163,311
Other income ...................................         33,806          64,557
Other expense ..................................           --            (5,839)
Minority interest ..............................         11,494            --
                                                   ------------    ------------

Income before provision for income taxes .......      1,035,984         195,343
Provision for income taxes .....................        199,612         301,163
                                                   ------------    ------------

Net income (loss) ..............................   $    836,372    $   (105,820)
                                                   ============    ============

Net income (loss) per share - Basic ............   $       0.03    $      (0.00)

Net income (loss) per share -- Diluted .........   $       0.03    $      (0.00)
                                                   ============    ============

Weighted average common and common equivalent
   shares outstanding:
   Basic .......................................     30,551,207      28,814,763

   Diluted .....................................     30,551,207      28,814,763
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Operating activities:
Net income (loss) .....................................   $    836,372    $   (105,820)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
   Deferred taxes .....................................        (21,695)        (52,011)
   Depreciation and amortization ......................        372,738         568,165
   Provision for returns and discounts ................        155,978         254,040
   Gain on sale of fixed assets .......................         (1,283)           (849)
   Interest in income of equity method investee .......        (47,413)       (163,311)
   Minority interest ..................................        (11,494)           --
   Changes in operating assets and liabilities:
     Accounts receivable ..............................     (7,927,663)     (5,777,964)
     Due to/from related parties ......................       (268,367)      1,237,215
     Inventory ........................................      9,792,870         866,125
     Prepaid expenses .................................      1,151,283      (1,120,844)
     Accounts payable .................................     (7,390,453)     (5,867,978)
     Accrued expenses and income tax payable ..........         27,449         586,759
                                                          ------------    ------------

     Net cash used in operating activities ............     (3,331,678)     (9,576,473)

Investing activities:
   Purchase of fixed assets ...........................        (22,447)        (77,018)
   Proceeds from sale of fixed assets .................          2,800           6,387
   Collection on notes receivable, related parties ....        434,444         217,222
   Collection of advances from shareholders/officers ..         23,522       2,334,053
                                                          ------------    ------------

     Net cash provided by investing activities ........        438,319       2,480,644

Financing activities:
   Short-term bank borrowings, net ....................      1,652,736      (5,292,126)
   Proceeds from long-term obligations ................     51,911,927      50,602,423
   Payment of long-term obligations and bank borrowings    (51,812,436)    (39,228,376)
                                                          ------------    ------------

     Net cash provided by financing activities ........      1,752,227       6,081,921
                                                          ------------    ------------

Decrease in cash and cash equivalents .................     (1,141,132)     (1,013,908)
Cash and cash equivalents at beginning of period ......      1,641,768       1,214,944
                                                          ------------    ------------

Cash and cash equivalents at end of period ............   $    500,636    $    201,036
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At March 31, 2006, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

         We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction was consummated in the fourth quarter of 2004. See Note 13 of the "Notes to Consolidated Financial Statements".

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

         The consolidated financial data at December 31, 2005 is derived from audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

         The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control, are accounted for under the equity method of accounting. The equity method of accounting is used when we have a 20% to 50% interest in other entities, except for variable interest entities for which we are considered the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these entities. All significant inter-company transactions and balances have been eliminated from the consolidated financial statements.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

         DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of March 31, 2006, deferred rent of $25,000 was recorded under accrued expense in our consolidated financial statements.

         STOCK BASED COMPENSATION

         On January 1, 2006, we adopted Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

         We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: weighted-average volatility factors of the expected market price of our common stock of 0.55 for the three months ended March 31, 2005, weighted-average risk-free interest rates of 4% for the three months ended March 31, 2005, dividend yield of 0% and weighted-average expected life of the options of 4 years. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under our stock option plans for the three months ended March 31, 2005:

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                        2005
                                                                    -----------
Net loss as reported ............................................   $  (105,820)
Add stock-based employee compensation
   charges reported in net loss .................................          --
Pro forma compensation expense, net of tax ......................       (76,509)
                                                                    -----------
Pro forma net loss ..............................................   $  (182,329)
                                                                    ===========

Net loss per share as reported - Basic and Diluted ..............   $     (0.00)
Add stock-based employee compensation charges
reported in net loss - Basic and Diluted ........................          --
Pro forma compensation expense per share -
   Basic and Diluted ............................................         (0.00)
                                                                    -----------
Pro forma loss per share - Basic and Diluted ....................   $     (0.00)
                                                                    ===========


         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

         We did not have any option granted during the first quarter of 2006. On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options. In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. As a result, there was not any options granted prior to, but not yet vested as of January 1, 2006. There was no stock-based compensation expense related to employees or directors stock options recognized during the three months ended March 31, 2006 and 2005.

           Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

3.       STOCK BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan, as amended and restated in May 1999 (the Plan), has authorized the grant of both incentive and non-qualified stock options to officers, employees, directors and consultants of the Company for up to 5,100,000 shares (as adjusted for a stock split effective May 1998) of our common stock. The exercise price of incentive options must be equal to 100% of fair market value of common stock on the date of grant and the exercise price of non-qualified options must not be less than the par value of a share of common stock on the date of grant. The Plan was also amended to expand the types of awards, which may be granted pursuant thereto to include stock appreciation rights, restricted stock and other performance-based benefits. At March 31, 2006, no further options may be granted under the Plan.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

granted at $3.94 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over four years.

A summary of our stock option activity, and related information for the year ended December 31, 2005 and the three months ended March 31, 2006 is as follows:

                                                             EMPLOYEES
                                                    ----------------------------
                                                     NUMBER OF        EXERCISE
                                                       SHARES          PRICE
                                                    ------------    ------------

Options outstanding at December 31, 2004 ........      8,331,962    $1.39-$45.50
Granted .........................................         42,000     $1.95-$3.68
Exercised .......................................           --              --
Forfeited .......................................     (1,573,300)   $1.95-$25.00
Expired .........................................        (67,612)   $       4.50
                                                    ------------    ------------
Options outstanding at December 31, 2005 ........      6,733,050    $1.39-$45.50
Granted .........................................           --              --
Exercised .......................................           --              --
Forfeited .......................................           (200)   $       3.60
Expired .........................................           --              --
                                                    ------------    ------------
Options outstanding at March 31, 2006 ...........      6,732,850    $1.39-$45.50

We had no stock option outstanding to non-employees as of December 31, 2005 and March 31, 2006.

The following table summarizes information about stock options outstanding as of December 31, 2005 and March 31, 2006:


                                                           WEIGHTED
                                               WEIGHTED    AVERAGE
                                               AVERAGE    REMAINING
                                   NUMBER OF   EXERCISE   CONTRACTUAL  INTRINSIC
                                     SHARES     PRICE    LIFE (YEARS)    VALUE
                                   ---------   ---------   ---------   ---------

As of December 31, 2005:
Employees - Outstanding ........   6,733,050   $    6.25      6.0      $  12,440
Employees - Exercisable ........   6,733,050   $    6.25      6.0      $  12,440

As of March 31, 2006:
Employees - Outstanding ........   6,732,850   $    6.25      5.7      $       0
Employees - Exercisable ........   6,732,850   $    6.25      5.7      $       0



4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------

U.S. trade accounts receivable .................   $ 11,008,456    $  2,893,217
Foreign trade accounts receivable ..............     18,142,370      19,619,172
Factored accounts receivable ...................     33,877,827      33,222,354
Other receivables ..............................      2,449,203       1,815,450
Allowance for returns, discounts and bad debts .     (3,107,728)     (2,951,750)
                                                   ------------    ------------
                                                   $ 62,370,128    $ 54,598,443
                                                   ============    ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.       INVENTORY

         Inventory consists of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2006           2005
                                                      -----------    -----------
Raw materials - fabric and trim accessories ......    $ 3,824,852    $ 5,079,428
Finished goods shipments-in-transit ..............      7,262,727      8,800,014
Finished goods ...................................     10,748,511     17,749,518
                                                      -----------    -----------
                                                      $21,836,090    $31,628,960
                                                      ===========    ===========


6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in equal monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, are payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. The minimum royalty paid and expensed for the three month ended March 31, 2006 was $165,000. At March 31, 2006, the total commitment on royalties remaining on the term was $8.9 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's, the Bon Marche, Burdines, Goldsmith's, Lazarus and Rich's-Macy's locations. The investment in American Rag CIE, LLC totaling $2.2 million at March 31, 2006, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the three month ended March 31, 2006 was as follows:

         Balance as of December 31, 2005 ...........       $ 2,138,865
         Share of income ...........................            47,413
         Distribution ..............................                (0)
                                                           -----------

          Balance as of March 31, 2006 .............       $ 2,186,278
                                                           ===========


7.       DEBT

         Short-term bank borrowings consist of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       2006            2005
                                                    -----------      -----------
Import trade bills payable - UPS,
   DBS Bank and Aurora Capital ...............      $ 4,857,531      $ 4,165,306
Bank direct acceptances - UPS and
   DBS Bank ..................................        1,368,219        1,471,476
Other Hong Kong credit facilities -
   UPS and DBS Bank ..........................        6,254,239        8,196,750
                                                    -----------      -----------
                                                    $12,479,989      $13,833,532
                                                    ===========      ===========

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Long-term obligations consist of the following:

                                                MARCH 31,           DECEMBER 31,
                                                  2006                  2005
                                              ------------          ------------
Loan from Max Azria ................         $  3,006,279          $       --
Equipment financing ................               34,725                83,206
Term loan - UPS ....................            2,083,333             2,708,333
Debt facility - GMAC CF ............           34,431,066            33,558,095
                                             ------------          ------------
                                               39,555,403            36,349,634
Less current portion ...............          (39,540,629)          (36,109,699)
                                             ------------          ------------
                                             $     14,774          $    239,935
                                             ============          ============

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bore interest at 10.75% per annum at March 31, 2006. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31, 2005 and to reduce the tangible net worth requirement at June 30, 2005. On August 31, 2005, we amended the letter of credit facility with UPS to further extend the expiration date of the facility to October 31, 2005, immediately reduce the maximum amount of borrowings to $14.5 million on September 1, 2005 and further reduced the maximum amount of borrowing to $14.0 million on October 1, 2005. On October 31, 2005, we further amended the letter of credit facility with UPS to extend the expiration date of the facility to January 31, 2006 and amend the interest rate to "prime rate" plus 3%. The facility amendment also provided for reduction in the maximum amount of borrowings to $13.5 million commencing on November 1, 2005, to $13.0 million commencing on December 1, 2005, and to $12.5 million commencing on January 1, 2006. Additionally, Gerard Guez, our Chairman and Interim Chief Executive Officer, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On January 27, 2006, we further amended the letter of credit facility with UPS to extend the expiration date of the facility from January 31, 2006 to July 31, 2006. The amendment provides for reduction of the maximum amount of borrowings under the facility to $12.0 million commencing on April 1, 2006, $11.5 million commencing on May 1, 2006, $11.0 million commencing on June 1, 2006 and to $10.5 million commencing on July 1, 2006. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million as of December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of March 31, 2006, we were in compliance with the covenants. As of March 31, 2006, $8.0 million was outstanding under this facility with UPS (classified above as follows: $1.8 million in import trade bills payable; $1.4 million in bank direct acceptances and $4.8 million in other Hong Kong credit facilities) and an additional $2.5 million was available for future borrowings. In addition, $2.0 million of open letters of credit was outstanding as of March 31, 2006.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. As of March 31, 2006, $2.5 million was outstanding under this facility. In addition, $1.1 million of open letters of credit was outstanding and $294,000 was available for future borrowings as of March 31, 2006. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries. As of March 31, 2006, $478,000 was outstanding under this tax loan.

         As of March 31, 2006, the total balance outstanding under the DBS Bank credit facilities was $3.0 million (classified above as follows: $1.6 million in import trade bills payable, $0 in bank direct acceptances and $1.4 million in other Hong Kong credit facilities).

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2006, $1.5 million was outstanding under this facility (classified above under import trade bills payable) and $3.2 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

         On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bears interest at the rate of 5.5% per annum and is payable in weekly installments of $200,000 beginning on March 1, 2006. This is an unsecured loan. As of March 31, 2006, $3.0 million was outstanding under this loan.

EQUIPMENT FINANCING

         We had three equipment loans outstanding at December 31, 2005. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. As of March 31, 2006, $35,000 was outstanding under the two remaining loans.

TERM LOAN - UPS

         On December 31, 2004, our Hong Kong subsidiaries entered into a loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. This facility bore interest at 9.75% per annum at March 31, 2006. On June 27, 2005, we amended the loan agreement with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million at December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of March 31, 2006, we were in compliance with the covenants. As of March 31, 2006, $2.1 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman and Interim Chief Executive Officer, of 4.6 million shares of our common stock.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC CF

         We were previously party to a revolving credit, factoring and security agreement (the "Debt Facility") with GMAC Commercial Finance, LLC ("GMAC CF"). This Debt Facility provided a revolving facility of $90 million, including a letter of credit facility not to exceed $20 million, and was scheduled to mature on January 31, 2005. The Debt Facility also provided a term loan of $25 million, which was being repaid in monthly installments of $687,500. The Debt Facility provided for interest at LIBOR plus the LIBOR rate margin determined by the Total Leverage Ratio (as defined in the Debt Facility agreements), and was collateralized by our receivables, intangibles, inventory and various other specified non-equipment assets. In May 2004, the maximum facility amount was reduced to $45 million in total and we established new financial covenants with GMAC CF for the fiscal year of 2004.

         On October 1, 2004, we amended and restated the Debt Facility with GMAC CF by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC CF. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC CF, as factor, all accounts, which arise from PBG7's sale of merchandise or

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

rendition of services created on a going-forward basis. At PBG7's request, GMAC CF, in its discretion, may make advances to PBG7 up to the lesser of (a) up to 90% of PBG7's accounts on which GMAC CF has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC CF by PBG7. The facility bore interest at 7.8256% per annum and the facility under PBG7, LLC bore interest at 8.25% per annum, respectively, at March 31, 2006. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $25 million at December 31, 2005 and at the end of each fiscal quarter thereafter. As of March 31, 2006, we were in compliance with the covenants. A total of $29.9 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2006.

         In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we may borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit will be reduced to $4 million on April 1, 2006 and will be further reduced to $3 million on July 1, 2006. The maximum borrowing availability under the factoring agreement, based on the borrowing base formula remains at $40 million. A total of $4.5 million was outstanding under the GMAC CF facility at March 31, 2006 with respect to collateralized inventory.

         The credit facility with GMAC CF and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC CF or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

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

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

conversion option, and the value of the warrant amortized in the first three months of 2006 was $118,000. Total deferred financing cost amortized in the first three months of 2006 was $47,000. Total interest paid to the holders of the Debentures in the first three months of 2006 was $104,000. As of March 31, 2006, $6.1 million, net of $829,000 of debt discount, remained outstanding under the Debentures.

9.       EQUITY TRANSACTIONS

         In March 2005, in connection with a settlement of a dispute involving a former employee named Nicolas Nunez, we agreed to compensate Mr. Nunez in the total amount of $875,000. In April 2005, we issued 195,313 shares of our common stock (having a value of $375,000) to Mr. Nunez pursuant to the terms of an agreement and plan of reorganization and paid Mr. Nunez $500,000 in settlement of all remaining claims by Mr. Nunez against us. In connection with this settlement, in March 2006, we cancelled 10,000 shares of our common stock previously issued to him.

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We are currently evaluating the impact of this Statement.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

12.      NET INCOME (LOSS) PER SHARE

         A  reconciliation  of the numerator and  denominator  of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:


                                                    THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
Basic EPS Computation:                                 2006            2005
                                                   ------------    ------------
Numerator .....................................    $    836,372    $   (105,820)
Denominator:
Weighted average common shares outstanding ....      30,551,207      28,814,763

Basic EPS .....................................    $       0.03    $      (0.00)
                                                   ============    ============

Diluted EPS Computation:
Numerator .....................................    $    836,372    $   (105,820)
Denominator:
Weighted average common shares outstanding ....      30,551,207      28,814,763
Incremental shares from assumed exercise of
warrants ......................................            --              --
convertible debentures ........................            --              --
options .......................................            --              --
                                                   ------------    ------------
Total shares ..................................      30,551,207      28,814,763

Diluted EPS ...................................    $       0.03    $      (0.00)
                                                   ============    ============

         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share".

         No shares of outstanding options and warrants were included in the computation of income per share in the three months ended March 31, 2006 and 2005 as the exercise prices of the remaining shares were greater than the average market price for the three months ended March 31, 2006 and 2005. All options, warrants and convertible debentures were excluded from the computation of net income (loss) per share in the three months ended March 31, 2006 and 2005, as the impact would be anti-dilutive. The effect of applying "IF Converted Method" to the convertible debenture was anti-dilutive; therefore, it was excluded from the computation of income per share in the three months ended March 31, 2006 and 2005. The following table presents outstanding options, warrants and convertible debentures.

                                                    AS OF MARCH 31,
                                              -------------------------
                                                 2006           2005
                                              ----------     ----------

         Options ........................      6,732,850      6,994,787
         Warrants .......................      2,361,732      2,361,732
         Convertible debentures .........      3,456,313      5,000,000
                                              ----------     ----------
         Total ..........................     12,550,895     14,356,519
                                              ==========     ==========

13.      RELATED PARTY TRANSACTIONS

         As of March 31, 2006, related party affiliates were indebted to us in the amounts of $8.6 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2006 was approximately $2,279,000. At March 31, 2006, the entire balance due from Mr. Guez totaling

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

$2.3 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $44,000 and $74,000 for the three months ended March 31, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $67,000 and $108,000 for the three months ended March 31, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer, called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. UAV made purchases from two related parties in Mexico, an affiliate of Azteca and Tag-It Pacific, Inc.

         At March 31, 2006, Messrs. Guez and Kay beneficially owned 590,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing approximately 8.7% of Tag-It Pacific's common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $97,000 and $0 of trim inventory from Tag-It in the three months ended March 31, 2006 and 2005, respectively. We purchased $0 and $135,000 of finished goods and service from Azteca and its affiliates in the three months ended March 31, 2006 and 2005, respectively. Our total sales of fabric and service to Azteca in the three months ended March 31, 2006 and 2005 were $9,000 and $63,000, respectively. Pursuant to the operating agreement for UAV, two and one half percent of gross sales of UAV were paid to each of the members of UAV as management fees. Net amount due from these related parties as of March 31, 2006 was $5.6 million.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $41.0 million notes receivable - related party on the accompanying balance sheet as of March 31, 2006 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $840,000 of fabric from Acabados y Terminados in the three months ended March 31, 2006 and 2005, respectively. Net amount due from these parties as of March 31, 2006 was $507,000.

         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez (our Chairman and Interim Chief Executive Officer) and Todd Kay (our Vice Chairman). Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $269,000 and $255,000 in rent in the three months ended March 31, 2006 and 2005, respectively, for office and warehouse facilities. Our Los Angeles offices and warehouse is leased on a month to month basis. On January 1, 2006, we renewed our lease agreement with Lynx International Limited for our office space in Hong Kong for one year.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         At March 31, 2006, we had various employee receivables totaling $273,000 included in due from related parties.

         We believe that each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

14.      COMMITMENTS AND CONTINGENCIES

         On January 3, 2005, Private Brands, Inc., our wholly owned subsidiary, entered into a term sheet exclusive licensing agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement was a three-year contract, and providing compliance with all terms of the license, was renewable for one additional three-year term. The agreement also provided payment of royalties at the rate of 8% on net sales and 3% on net sales for marketing fund commitments. In the first quarter of 2005, we advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment. We had applied $34,000 from the above advance against the royalty and marketing expenses in 2005. In March 2006, we agreed to terminate our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel and we agreed to sell all remaining inventory to the licensor or its designee. As a result, we will no longer be involved in the sales of this private brand. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to the first year term of the agreement and recognized a corresponding loss in 2005.

         On October 17, 2004, Private Brands, Inc. entered into an agreement with J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. We are presently in litigation with the licensor.

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in equal monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, are payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. At March 31, 2006, the total commitment on royalties remaining on the term was $8.9 million.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $840,000 of fabric in the three months ended March 31, 2006 and 2005, respectively.

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

                                                                                                      ADJUSTMENTS
                                                                                                          AND
                                    UNITED STATES        ASIA           MEXICO        LUXEMBOURG      ELIMINATIONS        TOTAL
                                    -------------    -------------   -------------   -------------   -------------    -------------
THREE MONTHS ENDED MARCH 31, 2006
Sales ...........................   $  60,570,000    $     681,000   $      10,000   $        --     $        --      $  61,261,000
Inter-company sales .............            --         29,351,000            --              --       (29,351,000)            --
                                    -------------    -------------   -------------   -------------   -------------    -------------
Total revenue ...................   $  60,570,000    $  30,032,000   $      10,000   $        --     $ (29,351,000)   $  61,261,000
                                    =============    =============   =============   =============   =============    =============


Income (loss) from operations ...   $     571,000    $   1,164,000   $     (87,000)  $      (2,000)  $        --      $   1,646,000
                                    =============    =============   =============   =============   =============    =============
Interest income .................   $      44,000    $     657,000   $        --     $     441,000   $    (657,000)   $     485,000
                                    =============    =============   =============   =============   =============    =============
Interest expense ................   $   1,127,000    $      58,000   $       3,000   $     657,000   $    (657,000)   $   1,188,000
                                    =============    =============   =============   =============   =============    =============
Provision for depreciation
 and amortization ...............   $     346,000    $      27,000   $        --     $        --     $        --      $     373,000
                                    =============    =============   =============   =============   =============    =============
Capital expenditures ............   $       9,000    $      13,000   $        --     $        --     $        --      $      22,000
                                    =============    =============   =============   =============   =============    =============

Total assets ....................   $ 111,857,000    $ 120,898,000   $  14,691,000   $ 211,801,000   $(312,570,000)   $ 146,677,000
                                    =============    =============   =============   =============   =============    =============



THREE MONTHS ENDED MARCH 31, 2005
Sales ...........................   $  44,600,000    $     224,000   $       6,000   $        --     $        --      $  44,830,000
Inter-company sales .............            --         26,835,000            --              --       (26,835,000)            --
                                    -------------    -------------   -------------   -------------   -------------    -------------
Total revenue ...................   $  44,600,000    $  27,059,000   $       6,000   $        --     $ (26,835,000)   $  44,830,000
                                    =============    =============   =============   =============   =============    =============

Income (loss) from operations ...   $    (696,000)   $   1,133,000   $    (204,000)  $        --     $        --      $     233,000
                                    =============    =============   =============   =============   =============    =============
Interest income .................   $      75,000    $     374,000   $        --     $     478,000   $    (374,000)   $     553,000
                                    =============    =============   =============   =============   =============    =============
Interest expense ................   $     789,000    $      24,000   $        --     $     374,000   $    (374,000)   $     813,000
                                    =============    =============   =============   =============   =============    =============
Provision for depreciation
 and amortization ...............   $     473,000    $      24,000   $      71,000   $        --     $        --      $     568,000
                                    =============    =============   =============   =============   =============    =============
Capital expenditures ............   $      47,000    $      24,000   $        --     $        --     $        --      $      71,000
                                    =============    =============   =============   =============   =============    =============

Total assets ....................   $ 104,742,000    $ 113,199,000   $  27,969,000   $ 212,269,000   $(325,490,000)   $ 132,689,000
                                    =============    =============   =============   =============   =============    =============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

16.      LITIGATION

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands. The complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto. On or about April 26, 2006, Camuto served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. On or about April 17, 2006, Ms. Simpson served a motion seeking dismissal of the cause of action asserted against her. We intend to vigorously defend Camuto's counterclaim and vigorously oppose Ms. Simpson's motion.

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

17.      SUBSEQUENT EVENTS

         On May 12, 2006, we entered into a commitment letter with Guggenheim Corporate Funding, LLC with respect to a $65 million credit facility. The commitment letter contemplates that the credit facility will consist of an initial term loan of $30 million, which will be used to repay certain existing indebtedness and fund our general operating and working capital needs, and a second term loan of $35 million to be used, if at all, to finance acquisitions acceptable to Guggenheim. The credit facility would be secured by all or substantially all of our consolidated assets. Completion of the financing is subject to customary conditions precedent, including, without limitation, the preparation and execution of definitive loan documents, Guggenheim's completion and satisfaction with its legal due diligence review of us, obtaining all necessary consents and other third party approvals, and the preparation and execution of an inter-creditor agreement between the lenders and our other lenders.

         We are also in negotiations with GMAC CF, UPS and DBS concerning our credit facilities in effect with these lenders.

         On May 1, 2006, we sublet our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez, our Chairman and Interim Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include leading retailers, such as Kohl's, Chico's, Macy's Merchandising Group, Mervyn's, Mothers Work, Sears, Wal-Mart, Dillard's, Lane Bryant, Lerner New York, the Avenue, and J.C. Penney. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. Our private brands include American Rag Cie, No! Jeans, Alain Weiz, Gear 7, Souvenir by Cynthia Rowley and brands associated with Jessica Simpson, which include "JS by Jessica Simpson", "Princy by Jessica Simpson" and "Sweet Kisses by Jessica Simpson.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first quarter of 2006 were $42.1 million compared to $33.5 million in the first quarter of 2005.

         The success of our private brands collections has created new opportunities within the private label business to add value in the development and marketing of new initiatives for Sears, Mothers Work, Avenue, Chico's, and other retailers. These initiatives were launched during 2005, and are on track to be significant growth areas for 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first quarter of 2006 were $19.2 million compared to $11.3 million in the first quarter of 2005. At March 31, 2006, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group for six years, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 500 stores. Net sales of American Rag Cie branded apparel totaled $5.3 million in the first quarter of 2006.

         o ALAIN WEIZ: We continue to sell Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $2.0 million in the first quarter of 2006.

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

         o JESSICA SIMPSON brands: The JS by Jessica Simpson brand was originally launched as a denim line with Charming Shoppes. Net sales of JS by Jessica Simpson and Princy by Jessica Simpson, which is the department store and better specialty store brand, totaled $9.7 million in the first quarter of 2006. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, and we are presently in litigation with this licensor. Accordingly, we do not anticipate sales of Jessica Simpson branded apparel after the first quarter of 2006 unless and until we are able to successfully resolve our dispute and retain our rights to these brands.

         o HOUSE OF DEREON BY TINA KNOWLES: We began shipping products for the House of Dereon by Tina Knowles brand in the fourth quarter of 2005, resulting in net sales of $309,000 in 2005. In March 2006, we terminated our license agreement for this brand, and sold our remaining inventory to the licensor or its designee. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to the agreement and recognized a corresponding loss in 2005. Net sales of House of Dereon by Tina Knowles branded apparel totaled $2.2 million in the first quarter of 2006 which included $1.5 million of sales of inventory to a designee of the licensor.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 of the "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

         As of March 31, 2006, the balance in the allowance for returns, discounts and bad debts reserves was $3.1 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of March 31, 2006, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.6 million.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                           2006         2005
                                                         --------     --------
Net sales ............................................      100.0%       100.0%
Cost of sales ........................................       79.6         80.0
                                                         --------     --------
Gross profit .........................................       20.4         20.0
Selling and distribution expenses
     .................................................        4.8          5.7
General and administration
   expenses ..........................................       10.5         13.1
Royalty expenses .....................................        2.4          0.6
                                                         --------     --------
Income from operations ...............................        2.7          0.6
Interest expense .....................................       (1.9)        (1.8)
Interest income ......................................        0.8          1.2
Interest in income of equity method
   investee ..........................................        0.1          0.4
Other income .........................................        0.0          0.1
Other expense ........................................       (0.0)        (0.0)
Minority interest ....................................        0.0          0.0
                                                         --------     --------
Income before taxes ..................................        1.7          0.5
Income taxes .........................................        0.3          0.7
                                                         --------     --------
Net income (loss) ....................................        1.4%        (0.2)%
                                                         ========     ========


FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

         Net sales increased by $16.4 million, or 36.7%, to $61.3 million in first quarter of 2006 from $44.8 million in the first quarter of 2005. Sales of private label in the first quarter of 2006 were $42.1 million compared to $33.5 million in the same period of 2005, with the increase resulting primarily from increased sales to Chico's, Mervyn's, Mothers Work and Macy's Merchandising Group. Sales of private brands in the first quarter of 2006 were $19.2 million compared to $11.3 million in the same period of 2005. The sales in the first quarter of 2006 included sales of Jessica Simpson and House of Dereon, compared to no such sales in the first quarter of 2005. As described elsewhere in this report, we will have no further sales of House of Dereon apparel and do not anticipate further sales of Jessica Simpson apparel in 2006.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, and brokerage. Gross profit increased by $3.6 million to $12.5 million in the first quarter of 2006 from $8.9 million in the first quarter of 2005. The increase in gross profit occurred primarily because of an increase in sales and gross margin. As a percentage of net sales, gross profit increased from 20.0% in the first quarter of 2005 to 20.4% in the first quarter of 2006. The improvement in gross margin is primarily attributable to the improved margins in the private label business due to expansion of our business to include more knitwear and woven tops at better margins using private brand product developments. We also experienced lower margins from sales of House of Dereon apparel during the quarter due to close out sales resulting from the termination of the House of Dereon license.

         Selling and distribution expenses increased by $368,000, or 14.4%, to $2.9 million in the first quarter of 2006 from $2.6 million in the first quarter of 2005. As a percentage of net sales, these expenses decreased to 4.8% in the first quarter of 2006 from 5.7% in the first quarter of 2005 due to the increase in sales during the first quarter of 2006.

         General and administrative expenses increased by $604,000, or 10.3%, to $6.5 million in the first quarter of 2006 from $5.9 million in the first quarter of 2005. As a percentage of net sales, these expenses decreased to 10.5% in the first quarter of 2006 from 13.1% in the first quarter of 2005 due to the increase in sales during the first quarter of 2006.

         Royalty and marketing allowance expenses increased by $1.2 million, or 403.1%, to $1.5 million in the first quarter of 2006 from $295,000 in the first quarter of 2005. The increase was primarily due to sales under the licensed Jessica Simpson brands, for which there were no such sales in the first quarter of 2005. As a percentage of net sales, these expenses increased to 2.4% in the first quarter of 2006 from 0.6% in the first quarter of 2005.

         Operating income in the first quarter of 2006 was $1.6 million, or 2.7% of net sales, compared to $233,000, or 0.6% of net sales, in the comparable period of 2005, because of the factors discussed above.

         Interest expense increased by $375,000, or 46.1%, to $1.2 million in the first quarter of 2006 from $813,000 in the first quarter of 2005. As a percentage of net sales, this expense increased to 1.9% in the first quarter of 2006 from 1.8% in the first quarter of 2005. The increase in interest expense was primarily due to higher interest rates we paid on our short-term and long-term debts. Interest income decreased by $68,000 or 12.3%, to $485,000 in the first quarter of 2005 from $553,000 in the first quarter of 2005. The interest income was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico. Interest in income of equity method investee was $47,000 in the first quarter of 2006, compared to $163,000 in the first quarter of 2005. Other income was $34,000 in the first quarter of 2006, compared to $65,000 in the first quarter of 2005. Other expense was $0 in the first quarter of 2006, compared to $6,000 in the first quarter of 2005.

         Losses allocated to minority interests in the first quarter of 2006 were $11,000, representing the minority partner's share of losses in PBG7. Earnings from the equity method investments, UAV and PBG7, totaled approximately $57,000 for the first quarter of 2005. None of the profit in the equity method investments was allocated to the minority members in the first quarter of 2005 because we previously absorbed losses in excess of the minority members' investment.

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

         Cash flows for the three months ended March 31, 2006 and 2005 were as follows (dollars in thousands):

CASH FLOWS:                                                   2006         2005
                                                             ------       ------
Net cash used in operating activities ................       $3,332       $9,576
Net cash provided by investing activities ............       $  438       $2,481
Net cash provided by financing activities ............       $1,752       $6,082

         During the first three months of 2006, net cash used in operating activities was $3.3 million, as compared to net cash used in operating activities of $9.6 million for the same period in 2005. Net cash used in operating activities in the first quarter of 2006 resulted primarily from an increase of $7.9 million in accounts receivable and a decrease of $7.4 million in accounts payable, partially offset by income of $836,000 and depreciation and amortization expense of $373,000 and a decrease in inventory of $9.8 million. The increase in accounts receivable and decrease in inventory was primarily due to the increase in sales in the first quarter of 2006, and the decrease in accounts payable resulted from the pay down of payables.

         During the first three months of 2006, net cash provided by investing activities was $438,000, as compared to net cash provided by investing activities of $2.5 million in 2005. Net cash provided by investing activities in the first quarter of 2006 resulted primarily from approximately $434,000 of collection on notes receivable.

         During the first three months of 2006, net cash provided by financing activities was $1.8 million, as compared to net cash provided by financing activities of $6.1 million in 2005. Net cash provided by financing activities in 2006 resulted primarily from $1.7 million net proceeds from our short-term bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of March 31, 2006 (in millions):

                                                    PAYMENTS DUE BY PERIOD
                                     ----------------------------------------------------
                                                           Between    Between
CONTRACTUAL OBLIGATIONS                Total    Less than    2-3        4-5       After
                                                 1 year     years      years     5 years
----------------------------------   --------   --------   --------   --------   --------
Long-term debt(1) ................   $   39.6   $   39.6   $   --     $   --     $   --
Convertible debentures, net ......        6.9       --          6.9       --         --
Operating leases .................        6.5        1.1        1.2        1.2        3.0
Minimum royalties ................       16.9        5.8        4.6        2.2        4.3
Purchase commitment ..............       45.5        6.7       10.0       10.0       18.8
                                     --------   --------   --------   --------   --------
Total Contractual Cash Obligations   $  115.4   $   53.2   $   22.7   $   13.4   $   26.1

   (1) Excludes interest on long-term debt obligations. Based on outstanding borrowings as of March 31, 2006, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $3.5 million.

                                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
--------------------------------   -------------   -----------------------------------------------------
                                   TOTAL AMOUNTS
COMMERCIAL COMMITMENTS               COMMITTED       LESS THAN     BETWEEN       BETWEEN        AFTER
AVAILABLE TO US                        TO US          1 YEAR      2-3 YEARS     4-5 YEARS      5 YEARS
--------------------------------   -------------   -----------   -----------   -----------   -----------
Lines of credit.................   $        61.4   $      61.4   $      --     $       --    $      --
Letters of credit (within
   lines of credit).............   $        16.4   $      16.4   $      --     $       --    $      --
Total commercial commitments....   $        61.4   $      61.4   $      --     $       --    $      --

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we may arrange for the issuance of letters of credit and acceptances. The facility is collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by Tarrant Apparel Group and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. This facility bore interest at 10.75% per annum at March 31, 2006. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. On June 27, 2005, we amended the letter of credit facility with UPS to extend the expiration date of the facility from June 30, 2005 to August 31, 2005 and to reduce the tangible net worth requirement at June 30, 2005. On August 31, 2005, we amended the letter of credit facility with UPS to further extend the expiration date of the facility to October 31, 2005, immediately reduce the maximum amount of borrowings to $14.5 million on September 1, 2005 and further reduced the maximum amount of borrowing to $14.0 million on October 1, 2005. On October 31, 2005, we further amended the letter of credit facility with UPS to extend the expiration date of the facility to January 31, 2006 and amend the interest rate to "prime rate" plus 3%. The facility amendment also provided for reduction in the maximum amount of borrowings to $13.5 million commencing on November 1, 2005, to $13.0 million commencing on December 1, 2005, and to $12.5 million commencing on January 1, 2006. Additionally, Gerard Guez, our Chairman and Interim Chief Executive Officer, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On January 27, 2006, we further amended the letter of credit facility with UPS to extend the expiration date of the facility from January 31, 2006 to July 31, 2006. The amendment provides for reduction of the maximum amount of borrowings under the facility to $12.0 million commencing on April 1, 2006, $11.5 million commencing on May 1, 2006, $11.0 million commencing on June 1, 2006 and to $10.5 million commencing on July 1, 2006. Under the amended letter of credit facility, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million as of December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditures per quarter of $800,000. As of March 31, 2006, we were in compliance with the covenants. As of March 31, 2006, $8.0 million was outstanding under this facility with UPS and an additional $2.5 million was available for future borrowings. In addition, $2.0 million of open letters of credit was outstanding as of March 31, 2006.

         On December 31, 2004, our Hong Kong subsidiaries entered into a loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan is due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. This facility bore interest at 9.75% per annum at March 31, 2006. On June 27, 2005, we amended the loan agreement with UPS to reduce the tangible net worth requirement at June 30, 2005. Under the amended loan agreement, we are subject to restrictive financial covenants of maintaining tangible net worth of $25 million at December 31, 2005 and the last day of each fiscal quarter thereafter. There is also a provision capping maximum capital expenditure per quarter at $800,000. As of March 31, 2006, we were in compliance with the covenants. As of March 31, 2006, $2.1 million was outstanding. The obligations under the loan agreement are collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan is secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman and Interim Chief Executive Officer, of 4.6 million shares of our common stock.

         Since March 2003, DBS Bank (Hong Kong) Limited (formerly known as Dao Heng Bank) has made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This is a demand facility and is secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. As of March 31, 2006, $2.5 million was outstanding under this facility. In addition, $1.1 million of open letters of credit was outstanding and $294,000 was available for future borrowings as of March 31, 2006. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries. As of March 31, 2006, $478,000 was outstanding under this tax loan.

         On October 1, 2004, we amended and restated our previously existing debt facility with GMAC Commercial Finance, LLC ("GMAC CF") by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC CF. Pursuant to the terms of the PBG7 factoring agreement, PBG7 agreed to assign and sell to GMAC CF, as factor, all accounts, which arise from PBG7's sale of merchandise or rendition of services created on a going-forward basis. At PBG7's request, GMAC CF, in its discretion, may make advances to PBG7 up to the lesser of (a) up to 90% of PBG7's accounts on which GMAC CF has the risk of loss, and (b) $5 million minus in each case, any amounts owed to GMAC CF by PBG7. The facility bore interest at 7.8256% per annum and the facility under PBG7, LLC bore interest at 8.25% per annum, respectively, at March 31, 2006. Restrictive covenants under the revised facility include a limit on quarterly capital expenses of $800,000 and tangible net worth of $25 million at December 31, 2005 and at the end of each fiscal quarter thereafter. As of March 31, 2006, we were in compliance with the covenants. A total of $29.9 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2006.

         In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we may borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit will be reduced to $4 million on April 1, 2006 and will be further reduced to $3 million on July 1, 2006. The maximum borrowing availability under the factoring agreement, based on the borrowing base formula remains at $40 million. A total of $4.5 million was outstanding under the GMAC CF facility at March 31, 2006 with respect to collateralized inventory.

         The credit facility with GMAC CF and the credit facility with UPS carry cross-default clauses. A breach of a financial covenant set by GMAC CF or UPS constitutes an event of default under the other credit facility, entitling both financial institutions to demand payment in full of all outstanding amounts under their respective debt and credit facilities.

         The amount we can borrow under the new factoring facility with GMAC CF is determined based on a defined borrowing base formula related to eligible accounts receivable. A significant decrease in eligible accounts receivable due to the aging of receivables, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decrease in eligible accounts receivables generated from our sales.

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

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the three months of 2005 was $118,000. Total deferred financing cost amortized in three months of 2006 was $47,000. Total interest paid to the holders of the Debentures in the three months of 2006 was $104,000. As of March 31, 2006, $6.1 million, net of $829,000 of debt discount, remained outstanding under the Debentures.

         On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bears interest at the rate of 5.5% per annum and is payable in weekly installments of $200,000 beginning on March 1, 2006. This is an unsecured loan. As of March 31, 2006, $3.0 million was outstanding under this loan.

         We had three equipment loans outstanding at December 31, 2005. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. As of March 31, 2006, $35,000 was outstanding under the two remaining loans.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2006, $1.5 million was outstanding under this facility (classified above under import trade bills payable) and $3.2 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

         On May 12, 2006, we entered into a commitment letter with Guggenheim Corporate Funding, LLC with respect to a $65 million credit facility. The commitment letter contemplates that the credit facility will consist of an initial term loan of $30 million, which will be used to repay certain existing indebtedness and fund our general operating and working capital needs, and a second term loan of $35 million to be used, if at all, to finance acquisitions acceptable to Guggenheim. The credit facility would be secured by all or substantially all of our consolidated assets. Completion of the financing is subject to customary conditions precedent, including, without limitation, the preparation and execution of definitive loan documents, Guggenheim's completion and satisfaction with its legal due diligence review of us, obtaining all necessary consents and other third party approvals, and the preparation and execution of an inter-creditor agreement between the lenders and our other lenders.

         We are also in negotiations with GMAC CF, UPS and DBS concerning our credit facilities in effect with these lenders.

         We have financed our operations from our cash flow from operations, borrowings under our bank and other credit facilities, issuance of long-term debt, and sales of equity and debt security. Our short-term funding relies very heavily on our major customers, banks, and suppliers. From time to time, we have had temporary over-advances from our banks. Any withdrawal of support from these parties will have serious consequences on our liquidity.

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

RELATED PARTY TRANSACTIONS

         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez (our Chairman and Interim Chief
Executive Officer) and Todd Kay (our Vice Chairman), both of which are significant shareholders. Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $269,000 and

$255,000 in rent in the three months ended March 31, 2006 and 2005, respectively, for office and warehouse facilities. Our Los Angeles offices and warehouse is leased on a month to month basis. On January 1, 2006, we renewed our lease agreement with Lynx International Limited for our office space in Hong Kong for one year.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $41.0 million notes receivable - related party on the accompanying balance sheet as of March 31, 2006 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $840,000 of fabric from Acabados y Terminados in the three months ended March 31, 2006 and 2005, respectively. Net amount due from these parties as of March 31, 2006 was $507,000.

         From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2006 was approximately $2,279,000. At March 31, 2006, the entire balance due from Mr. Guez totaling $2.3 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $44,000 and $74,000 for the three months ended March 31, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $67,000 and $108,000 for the three months ended March 31, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

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

         At March 31, 2006, Messrs. Guez and Kay beneficially owned 590,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing approximately 8.7% of Tag-It Pacific's common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $97,000 and $0 of trim inventory from Tag-It in the three months ended March 31, 2006 and 2005, respectively. We purchased $0 and $135,000 of finished goods and service from Azteca and its affiliates in the three months ended March 31, 2006 and 2005, respectively. Our total sales of fabric and service to Azteca in the three months ended March 31, 2006 and 2005 were $9,000 and $63,000, respectively. Pursuant to the operating agreement for UAV, two and one half percent of gross sales of UAV were paid to each of the members of UAV as management fees. Net amount due from these related parties as of March 31, 2006 was $5.6 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2006, the end of the period covered by this report. Members of the our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the further quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer during the first quarter of 2006.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands. The complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto. On our about April 26, 2006, Camuto served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. On or about April 17, 2006, Ms. Simpson served a motion seeking dismissal of the cause of action asserted against her. We intend to vigorously defend Camuto's counterclaim and vigorously oppose Ms. Simpson's motion.

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

ITEM 1A. RISK FACTORS.

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

         Four customers accounted for approximately 49% of our net sales in first three months of 2006. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

THE OUTCOME OF LITIGATION IN WHICH WE ARE INVOLVED IS UNPREDICTABLE AND AN ADVERSE DECISION IN ANY SUCH MATTER COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         We are currently in litigation with the licensors of the Jessica Simpson brands regarding our rights to sell apparel under these brands. See Part II of this report, Item 1 "Legal Proceedings" for a detailed description of this lawsuit. The licensor has filed a counterclaim against us seeking damage. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made against us, and intend to contest the lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe we have sufficient cash on hand and cash available through our bank credit facilities, issuance of long-term debt and equity securities, and proceeds from the exercise of stock options to fund existing operations for the foreseeable future. However, in the future we may need to raise additional funds through equity or debt financings or collaborative relationships. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

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

WE MUST SUCCESSFULLY GAUGE FASHION TRENDS AND CHANGING CONSUMER PREFERENCES TO SUCCEED.

         Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies retail and customer demand in a timely manner. The apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent we misjudge the market for our merchandise; our sales may be adversely affected. Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 31, 2006, our executive officers and directors and their affiliates owned approximately 43% of the outstanding shares of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33.1% and 8.4%, respectively, of the outstanding shares of our common stock at March 31, 2006. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 6.  EXHIBITS.

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------------------------------------------------

         10.8.2 Amendment to Factoring Agreement dated as of January 23, 2006 by and among GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., TAG Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc.

         10.16.24 Sixteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of January 31, 2006 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation.

         10.34 Promissory Note in the principal amount of $4,000,000 dated as of January 19, 2006, issued by Tarrant Apparel Group in favor of Max Azria.

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

                                         TARRANT APPAREL GROUP

Date:    May 15, 2006                    By:          /s/    Corazon Reyes
                                                 -------------------------------
                                                         Corazon Reyes,
                                                     Chief Financial Officer


Date:    May 15, 2006                    By:       /s/    Gerard Guez
                                                 -------------------------------
                                                          Gerard Guez,
                                                 Interim Chief Executive Officer