Form 10-Q
period 2006-06-30
TARRANT APPAREL GROUP
filed 2006-08-14
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]


               Number of shares of Common Stock of the Registrant
                 outstanding as of August 10, 2006: 30,543,763.

--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                         PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         -------
Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2006
           (unaudited) and December 31, 2005.................................. 2

         Consolidated Statements of Operations for
           the Three Months and Six Months Ended June 30, 2006 and
           June 30, 2005 (unaudited).......................................... 3

         Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2006 and June 30, 2005
           (unaudited)........................................................ 4

         Notes to Consolidated Financial Statements (unaudited)............... 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................. 23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 37

Item 4.  Controls and Procedures............................................. 37

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 38

Item 1A. Risk Factors........................................................ 38

Item 4.  Submission of Matters to a Vote of Security Holders................. 43

Item 6.  Exhibits............................................................ 44

         SIGNATURES.......................................................... 46

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS
                                                                 JUNE 30,       DECEMBER 31,
                                                                   2006            2005
                                                              -------------    -------------
                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............................   $   1,691,311    $   1,641,768
   Accounts receivable, net ..............................      60,116,050       54,598,443
   Due from related parties ..............................       4,003,654        3,100,928
   Inventory .............................................      20,188,225       31,628,960
   Temporary quota rights ................................          59,154             --
   Current portion of notes receivable-
     related parties .....................................       5,139,387        5,139,387
   Prepaid expenses ......................................       1,062,897        1,292,441
   Prepaid royalties .....................................            --          1,123,531
   Income taxes receivable ...............................          25,468           25,468
                                                             -------------    -------------
 Total current assets ....................................      92,286,146       98,550,926

   Property and equipment, net of $11.0 million and
     $10.8 million accumulated depreciation at
     June 30, 2006 and December 31, 2005, respectively ...       1,517,776        1,702,840
   Notes receivable - related parties, net of current
   portion ...............................................      35,616,780       36,268,446
   Due from related parties ..............................       2,213,378        2,994,945
   Equity method investment ..............................       2,181,687        2,138,865
   Deferred financing cost, net of $1.2 million and
     $711,250 accumulated amortization at June 30, 2006
     and December 31, 2005, respectively .................       2,634,666          838,786
   Other assets ..........................................         162,223          164,564
   Goodwill ..............................................       8,582,845        8,582,845
                                                             -------------    -------------
 Total assets ............................................   $ 145,195,501    $ 151,242,217
                                                             =============    =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ............................   $  12,129,769    $  13,833,532
   Accounts payable ......................................      20,983,320       33,278,959
   Accrued expenses ......................................       9,096,878        9,503,806
   Income taxes ..........................................      16,717,337       16,828,538
   Current portion of long-term obligations  and factoring
     arrangement .........................................      33,434,952       36,109,699
                                                             -------------    -------------
Total current liabilities ................................      92,362,256      109,554,534

Term loan, net ...........................................      10,671,173             --
Other long-term obligations ..............................           9,936          239,935
Derivative liability for free-standing warrants ..........       5,196,800             --
Convertible debentures, net ..............................            --          5,965,098
Deferred tax liabilities .................................          24,684           47,098

Minority interest in consolidated subsidiary .............          71,110           75,241
Commitment and Contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares
      at June 30, 2006 and December 31, 2005 issued and
      outstanding ........................................            --               --
   Common stock, no par value, 100,000,000 shares
     authorized; 30,543,763 shares at June 30, 2006 and
     30,553,763 shares at December 31, 2005 issued and
     outstanding .........................................     114,977,465      114,977,465
   Warrants to purchase common stock .....................       2,846,833        2,846,833
   Contributed capital ...................................      10,011,385       10,004,331
   Accumulated deficit ...................................     (88,741,960)     (90,189,615)
   Notes receivable from officer/shareholder .............      (2,234,181)      (2,278,703)
                                                             -------------    -------------
 Total shareholders' equity ..............................      36,859,542       35,360,311
                                                             -------------    -------------
 Total liabilities and shareholders' equity ..............   $ 145,195,501    $ 151,242,217
                                                             =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                           ------------------------------    ------------------------------
                                               2006             2005             2006              2005
                                           -------------    -------------    -------------    -------------
Net sales ..............................   $  59,082,541    $  50,537,704    $ 120,343,785    $  95,367,995
Cost of sales ..........................      46,419,973       39,083,324       95,162,454       74,967,897
                                           -------------    -------------    -------------    -------------

Gross profit ...........................      12,662,568       11,454,380       25,181,331       20,400,098
Selling and distribution expenses ......       2,798,086        2,404,177        5,727,776        4,966,031
General and administrative expenses ....       6,903,093        7,015,603       13,363,236       12,871,426
Royalty expenses .......................         352,864          597,927        1,835,809          892,692
                                           -------------    -------------    -------------    -------------

Income  from operations ................       2,608,525        1,436,673        4,254,510        1,669,949

Interest expense .......................      (1,945,797)      (1,285,624)      (3,133,854)      (2,098,809)
Interest income ........................         480,859          516,590          966,202        1,069,813
Interest in income of equity method
   investee ............................          62,909          183,049          110,322          346,360
Other income ...........................          90,568          174,801          124,373          239,358
Adjustment to fair value of derivative .        (218,307)            --           (218,307)            --
Other expense ..........................        (400,000)           5,509         (400,000)            (330)
Minority interest in consolidated
   subsidiary ..........................          (7,363)            --              4,131             --
                                           -------------    -------------    -------------    -------------

Income before provision for income taxes         671,394        1,030,998        1,707,377        1,226,341
Provision for income taxes .............          60,110          160,159          259,722          461,322
                                           -------------    -------------    -------------    -------------

Net income .............................   $     611,284    $     870,839    $   1,447,655    $     765,019
                                           =============    =============    =============    =============

Net income per share:
   Basic ...............................   $        0.02    $        0.03    $        0.05    $        0.03
                                           =============    =============    =============    =============
   Diluted .............................   $        0.02    $        0.03    $        0.05    $        0.03
                                           =============    =============    =============    =============

Weighted average common and common
   equivalent shares:
   Basic ...............................      30,543,763       29,155,855       30,378,715       28,986,251
                                           =============    =============    =============    =============
   Diluted .............................      30,544,420       29,163,070       30,378,840       28,993,466
                                           =============    =============    =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              SIX MONTHS ENDED JUNE 30,
                                                          -------------    -------------
                                                              2006              2005
                                                          -------------    -------------
Operating activities:
Net income ............................................   $   1,447,655    $     765,019
Adjustments to reconcile net income to net cash used in
  operating activities:
   Deferred taxes .....................................         (22,414)         (86,461)
   Depreciation and amortization ......................       1,781,938        1,251,439
   Adjustment to fair value of derivative .............         218,307             --
   Provision for returns and discounts ................         277,656          210,178
   Gain on sale of fixed assets .......................          (1,283)        (113,852)
   Interest in income of equity method investee .......        (110,322)        (346,360)
   Minority interest in consolidated subsidiary .......          (4,131)            --
   Stock-based compensation ...........................           7,054             --
   Changes in operating assets and liabilities:
     Accounts receivable ..............................      (5,795,263)     (20,881,371)
     Due to/from related parties ......................        (121,160)       1,691,349
     Inventory ........................................      11,440,735       (4,927,248)
     Temporary quota rights ...........................         (59,153)            --
     Prepaid expenses .................................       1,353,074         (765,894)
     Accounts payable .................................     (12,295,638)       6,447,618
     Accrued expenses and income tax payable ..........        (518,128)         333,113
                                                          -------------    -------------
     Net cash used in operating activities ............      (2,401,073)     (16,422,470)

Investing activities:
   Purchase of fixed assets ...........................         (63,418)         (79,690)
   Proceeds from sale of fixed assets .................           2,800             --
   Distribution from equity method investee ...........          67,500           81,000
   Collection on notes receivable, related parties ....         651,666          598,482
   Collection of advances from shareholders/officers ..          44,522        2,413,994
                                                          -------------    -------------
     Net cash provided by investing activities ........         703,070        3,013,786

Financing activities:
   Short-term bank borrowings, net ....................      (1,300,390)       1,385,954
   Proceeds from long-term obligations ................     132,805,154       98,905,667
   Payment of financing costs .........................      (2,231,318)            --
   Repayments of borrowings from convertible debentures      (6,912,626)            --
   Payment of long-term obligations and bank borrowings    (120,613,274)     (86,918,487)
                                                          -------------    -------------
     Net cash provided by financing activities ........       1,747,546       13,373,134
                                                          -------------    -------------

Increase (decrease) in cash and cash equivalents ......          49,543          (35,550)
Cash and cash equivalents at beginning of period ......       1,641,768        1,214,944
                                                          -------------    -------------

Cash and cash equivalents at end of period ............   $   1,691,311    $   1,179,394
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At June 30, 2006, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by us in preparation of the consolidated financial statements include: (i) allowance for returns, discounts and bad debts, (ii) inventory, (iii) valuation of long lived and intangible assets and goodwill, (iv) income taxes, and (v) stock options valuation. Actual results could differ from those estimates.

         ROYALTY EXPENSES

         Royalty expenses consist of the royalty payments and marketing fund commitments according to the various licensing agreements we have entered into. Royalty expenses are calculated based on certain percentage of net sales. Some of these agreements include minimum royalties. See Note 14 of the "Notes to Consolidated Financial Statements" regarding various agreements we have entered into.

         DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of June 30, 2006, deferred rent of $50,000 was recorded under accrued expense in our consolidated financial statements.

         VALUATION OF DERIVATIVE INSTRUMENTS

         Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Metron Option Pricing Formula (the "Black-Scholes Model"). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.

         STOCK-BASED COMPENSATION

         On January 1, 2006, we adopted Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

         We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) during the three and six months ended June 30, 2006 was $7,000. Basic and dilutive earnings per share for the three and six months ended June 30, 2006 were not affected by the additional stock-based compensation recognized.

         The fair value of each option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005: weighted-average volatility factors of the expected market price of our common stock of 0.70 and 0.55 for the three months ended June 30, 2006 and 2005, weighted-average risk-free interest rates of 5.13% and 4% for the three months ended June

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

30, 2006 and 2005, dividend yield of 0% for the three months ended June 30, 2006 and 2005, and weighted-average expected life of the options of 6.25 years and 4 years for the three months ended June 30, 2006 and 2005.

         The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based payment awards granted under our stock option plans for the three and six months ended June 30, 2005:

                                                         THREE             SIX
                                                      MONTHS ENDED     MONTHS ENDED
                                                     JUNE 30, 2005    JUNE 30, 2005
                                                     -------------    -------------
Net income as reported ...........................   $     870,839    $     765,019
Add stock-based employee compensation
  charges reported in net income .................            --               --
Pro forma compensation expense, net of tax .......        (973,463)      (1,049,972)
                                                     -------------    -------------
Pro forma net loss ...............................   $    (102,624)   $    (284,953)
                                                     =============    =============

Net income per share as reported - Basic .........   $        0.03    $        0.03
Add stock-based employee compensation
  charges reported in net income - Basic .........            --               --
Pro forma compensation expense per share - Basic .           (0.03)           (0.04)

                                                     -------------    -------------
Pro forma net loss per share - Basic .............   $       (0.00)   $       (0.01)
                                                     =============    =============

Net income per share as reported -Diluted ........   $        0.03    $        0.03
Add stock-based employee compensation
  charges reported in net income - Diluted .......            --               --
Pro forma compensation expense per share - Diluted           (0.03)           (0.04)
                                                     -------------    -------------
Pro forma net loss per share -Diluted ............   $       (0.00)   $       (0.01)
                                                     =============    =============

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based payment awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

         On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options, including those not issued under the plan; see Note 3 of the "Notes to Consolidated Financial Statements." In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. As a result, there were no stock options granted prior to, but not yet vested as of January 1, 2006. There was no stock-based compensation expense related to employees or directors stock options recognized during the three months and six months ended June 30, 2005.

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months and six months of 2006 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-formas were provided. As stock-based compensation expense recognized in the consolidated statements of operations for the three months and six months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be 7.7%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate its expected terms using the "safe harbor" provisions provided in SAB 107 and its volatility using historical data. We granted 973,259 shares of stock options during the second quarter of 2006. The options granted were fair valued in the aggregate at $1.2 million or $1.25 per share. The stock-based compensation expense related to employees or director stock options recognized during the three months and six months ended June 30, 2006 was $7,000.

         Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

3.       STOCK-BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of June 30, 2006, there were outstanding options to purchase a total of 1,321,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of June 30, 2006, there were outstanding options to purchase a total of 973,000 shares of common stock, and 4,127,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

         In October 1998, we granted 1,000,000 non-qualified stock options outside of the plan. The options were granted to our Chairman and Vice Chairman at $13.50 per share, the closing sales price of the common stock on the day of the grant, expire in 2008 and vested over four years. In May 2002, we granted 3,000,000 non-qualified stock options outside of the plan. Theses options were granted to our Chairman, Vice Chairman and Mr. Kamel Nacif at $5.50 per share, the closing sales price of the common stock on the day of the grant, expire in 2012 and vested over three years. The 1,000,000 stock options granted to Kamel Nacif were forfeited in 2005. In May 2003, we granted 2,000,000 non-qualified stock options outside of the plan to our Chairman and Vice Chairman. These options were granted at $3.65 per share, the closing sales price of the common stock on the day of the grant, expire in 2013 and initially provided for vesting over four years. In December 2003, we granted 400,000 non-qualified stock options outside of the plan to one of our employees. The options were granted at $3.94 per share, the closing sales price of the common stock on the day of the grant, expire in 2013 and initially provided for vesting over four years. In June 2006, we granted 290,000 non-qualified stock options in the plan to one of our employees. The options were granted at $1.84 per share, the closing sales price of the common stock on the day of the grant, expire in 2016 and vested over four years.

         A summary of our stock option activity, and related information for the year ended December 31, 2005 and the six months ended June 30, 2006 is as follows:

                                                             EMPLOYEES
                                                    ----------------------------
                                                     NUMBER OF       EXERCISE
                                                      SHARES           PRICE
                                                    ----------      ------------
Options outstanding at December 31, 2004.......      8,331,962      $1.39-$45.50
Granted .......................................         42,000       $1.95-$3.68
Exercised .....................................           --                --
Forfeited .....................................     (1,573,300)     $1.95-$25.00
Expired .......................................        (67,612)            $4.50
                                                    ----------      ------------
Options outstanding at December 31, 2005 ......      6,733,050      $1.39-$45.50
Granted .......................................        973,259             $1.84
Exercised .....................................           --                --
Forfeited .....................................        (12,150)     $3.60-$33.13
Expired .......................................           --                --
                                                    ----------      ------------
Options outstanding at June 30, 2006 ..........      7,694,159      $1.39-$45.50

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         We had no stock option outstanding to non-employees as of December 31, 2005 and June 30, 2006.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable as of December 31, 2005 and June 30, 2006:

                                                                          WEIGHTED
                                                           WEIGHTED        AVERAGE
                                                            AVERAGE       REMAINING
                                            NUMBER OF      EXERCISE      CONTRACTUAL      INTRINSIC
                                             SHARES         PRICE        LIFE (YEARS)       VALUE
                                         -------------   -------------   ------------   -------------
As of December 31, 2005:
Employees - Outstanding ..............       6,733,050       $ 6.25            6.0        $ 12,440
Employees - Expected to vest .........       6,733,050       $ 6.25            6.0        $ 12,440
Employees - Exercisable ..............       6,733,050       $ 6.25            6.0        $ 12,440

As of June 30, 2006:
Employees - Outstanding ..............       7,694,159       $ 5.69            6.1        $109,898
Employees - Expected to vest .........       7,619,218       $ 5.72            6.0        $101,655
Employees - Exercisable ..............       6,720,900       $ 6.24            5.6        $  2,840

         The total intrinsic value of options exercised during 2005 was $0. Cash received from stock options exercised during 2005 was $0. The total fair value of shares vested during the years ended December 31, 2003, 2004 and 2005, were approximately $2.8 million, $4.3 million, and $5.7 million, respectively.

         As of June 30, 2006, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 3.99 years.

         When options are exercised, our policy is to issue previously un-issued shares of common stock to satisfy share option exercises. As of June 30, 2006, we had 69.5 million shares of un-issued shares of common stock.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------
U.S. trade accounts receivable .................   $  5,247,165    $  2,893,217
Foreign trade accounts receivable ..............     14,313,011      19,619,172
Factored accounts receivable ...................     42,080,909      33,222,354
Other receivables ..............................      1,698,931       1,815,450
Allowance for returns, discounts and bad debts .     (3,223,966)     (2,951,750)
                                                   ------------    ------------
                                                   $ 60,116,050    $ 54,598,443
                                                   ============    ============

5.       INVENTORY

         Inventory consists of the following:

                                                        JUNE 30,    DECEMBER 31,
                                                          2006          2005
                                                      -----------   -----------
Raw materials - fabric and trim accessories ........  $ 3,606,143   $ 5,079,428
Finished goods shipments-in-transit ................    7,297,315     8,800,014
Finished goods .....................................    9,284,767    17,749,518
                                                      -----------   -----------
                                                      $20,188,225   $31,628,960
                                                      ===========   ===========

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in equal monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. The guaranteed annual minimum royalty for 2006 is $661,000. The minimum royalty paid and expensed for the three months and six months ended June 30, 2006 was $165,000 and $331,000, respectively. At June 30, 2006, the total commitment on royalties remaining on the term was $8.7 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's locations, and is currently available in approximately 600 Macy's stores nationally. In June 2006, we signed a guarantee of certain liabilities of American Rag CIE to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities and (B) $675,000. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46. In our analysis, we determined that consolidation under FIN 46 was still not appropriate. The investment in American Rag CIE, LLC totaling $2.2 million at June 30, 2006, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the six months ended June 30, 2006 was as follows:

         Balance as of December 31, 2005 .....     $   2,138,865
         Share of income......................           110,322
         Distribution.........................           (67,500)
                                                   -------------
         Balance as of June 30, 2006..........     $   2,181,687
                                                   =============

7.       DEBT

         Short-term bank borrowings consist of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                        2006            2005
                                                    -----------     -----------
Import trade bills payable -
  UPS, DBS Bank and Aurora Capital ...........      $ 5,340,285     $ 4,165,306
Bank direct acceptances -
  UPS and DBS Bank ...........................        3,312,317       1,471,476
Other Hong Kong credit facilities -
  UPS and DBS Bank ...........................        3,477,167       8,196,750
                                                    -----------     -----------
                                                    $12,129,769     $13,833,532
                                                    ===========     ===========

         Long-term obligations consist of the following:

                                                  JUNE 30,         DECEMBER 31,
                                                    2006               2005
                                                ------------       ------------
Loan from Max Azria ......................      $    403,374       $       --
Equipment financing ......................            29,887             83,206
Term loan - UPS ..........................              --            2,708,333
Debt facility - GMAC CF ..................        33,011,627         33,558,095
Credit facility - Guggenheim, net ........        10,671,173               --
Warrants .................................         5,196,800               --
                                                ------------       ------------
                                                  49,312,861         36,349,634
Less current portion .....................       (33,434,952)       (36,109,699)
                                                ------------       ------------
                                                $ 15,877,909       $    239,935
                                                ============       ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we could arrange for the issuance of letters of credit and acceptances. The facility was collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by us and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. Additionally, Gerard Guez, our Chairman and Interim Chief Executive Officer, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On June 9, 2006, we completed the pay-off of all remaining amounts due under the letter of credit facility with UPS. As a result of the payment of these obligations, the letter of credit facility was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of June 30, 2006, $0 was outstanding under this facility with UPS.

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9.25% per annum at June 30, 2006. As of June 30, 2006, $276,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.75% per annum at June 30, 2006, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.71% per annum at June 30, 2006. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of June 30, 2006, $10.7 million was outstanding under this facility. In addition, $5.9 million of open letters of credit was outstanding and $8.4 million was available for future borrowings as of June 30, 2006.

         As of June 30, 2006, the total balance outstanding under the DBS credit facilities was $11.0 million (classified above as follows: $4.2 million in import trade bills payable, $3.3 million in bank direct acceptances and $3.5 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2006, $1.1 million was outstanding under this facility (classified above under import trade bills payable) and $1.3 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

         On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bears interest at the rate of 5.5% per annum and is payable in weekly installments of $200,000 beginning on March 1, 2006. This is an unsecured loan. As of June 30, 2006, $403,000 was outstanding under this loan.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

EQUIPMENT FINANCING

         We had three equipment loans outstanding at December 31, 2005. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. As of June 30, 2006, $30,000 was outstanding under the two remaining loans.

TERM LOAN - UPS

         On December 31, 2004, our Hong Kong subsidiaries entered into a loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan was due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. Under the amended loan agreement, we were subject to restrictive financial covenants of maintaining tangible net worth of $25 million at December 31, 2005 and the last day of each fiscal quarter thereafter. There was also a provision capping maximum capital expenditure per quarter at $800,000. The obligations under the loan agreement were collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan was secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman and Interim Chief Executive Officer, of 4.6 million shares of our common stock. On June 9, 2006, we completed the pay-off of all remaining amounts due under the term loan agreement with UPS. As a result of the payment of these obligations, the term loan agreement was terminated and all collateral released. There was no prepayment penalty under this arrangement.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC CF

         On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we may borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at June 30, 2006. As of June 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $33.0 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2006.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

CREDIT FACILITY FROM GUGGENHEIM CORPORATE FUNDING LLC AND WARRANTS

         On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC ("Guggenheim"), as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding, to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million will be available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans become due and payable in December 2010. Interest under this facility is payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility are secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness.

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. As of June 30, 2006, $50,000 was amortized.

         Durham Capital Corporation acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham Capital a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham Capital a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham Capital and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. As of June 30, 2006, $3,000 was amortized.

         The Guggenheim facility bore interest at 12.21% per annum at June 30, 2006. As of June 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $10.7 million, net of $4.8 million of debt discount, was outstanding under this facility at June 30, 2006.

         As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). This is because we granted the warrant holders certain registration rights that are outside our control. In accordance with SFAS No. 133, the warrants are being valued at each reporting period. Changes in fair value are recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of transaction, at $4.9 million and we, in accordance with SFAS 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. On August 11, 2006, we amended the registration rights relating to the warrants. As a result, the warrants will be reclassified to equity in accordance with EITF 00-19 in the third quarter of 2006.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         The credit facilities with GMAC CF and Guggenheim include cross-default clauses subject to certain conditions. An event of default under the GMAC CF facility would constitute an event of default under the Guggenheim facility entitling Guggenheim to demand payment in full of all outstanding amounts under its facility. An event of default under the Guggenheim facility, under circumstances where Guggenheim has accelerated the debt or has exercised any other remedy available to Guggenheim which constitutes a Lien Enforcement Action under its Intercreditor Agreement with GMAC CF, would entitle GMAC CF to demand payment in full of all outstanding amounts under its debt facilities.

8.       CONVERTIBLE DEBENTURES AND WARRANTS

         On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures ("Debentures") and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors may convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bear interest at a rate of 6% per annum and have a term of three years. We may elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contain customary events of default and permit the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures are secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The Debentures were thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 was being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets at December 31, 2004.

         The placement agent in the financing, received compensation for its services in the amount of $620,000 in cash and issuance of five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The warrants to purchase 200,000 shares of our common stock were valued at $138,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The financing cost paid to the placement agent of $620,000, and the value of the warrants to purchase 200,000 shares of our common stock of $138,000 were included in the deferred financing cost, net on our accompanying balance sheets and was amortized over the life of the loan.

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first six months of 2006 was $237,000. Total deferred financing cost amortized in the first six months of 2006 was $95,000. Total interest paid to the holders of the Debentures in the first six months of 2006 was $198,000. On June 26, 2006, we paid off the remaining balance of the outstanding Debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the convertible debentures were terminated effective June 26, 2006. Upon paying off the Debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of our Debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

$500,000 in settlement of all remaining claims by Mr. Nunez against us. In connection with this settlement, in March 2006, we cancelled 10,000 shares of our common stock previously issued to him.

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the application of FIN 48 will have on our results of operations and financial condition.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

12.      NET INCOME (LOSS) PER SHARE

         A  reconciliation  of the numerator and  denominator  of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:

                                         THREE MONTHS                SIX MONTHS
                                         ENDED JUNE 30,             ENDED JUNE 30,
                                  -------------------------   -------------------------
                                     2006          2005          2006           2005
                                  -----------   -----------   -----------   -----------
Basic EPS Computation:
Numerator .....................   $   611,284   $   870,839   $ 1,447,655   $   765,019
Denominator:
Weighted average common shares
  outstanding .................    30,543,763    29,155,855    30,378,715    28,986,251
                                  -----------   -----------   -----------   -----------

Basic EPS .....................   $      0.02   $      0.03   $      0.05   $      0.03
                                  ===========   ===========   ===========   ===========

Diluted EPS Computation:
Numerator .....................   $   611,284   $   870,839   $ 1,447,655       765,019
Denominator:
Weighted average common share
  outstanding .................    30,543,763    29,155,855    30,378,715    28,986,251
Incremental shares from assumed
exercise of warrants ..........          --            --            --            --
Options .......................           657         7,215           125         7,215
                                  -----------   -----------   -----------   -----------

Total shares ..................    30,544,420    29,163,070    30,378,840    28,993,466
                                  -----------   -----------   -----------   -----------

Diluted EPS ...................   $      0.02   $      0.03   $      0.05   $      0.03
                                  ===========   ===========   ===========   ===========

         Basic and diluted loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share".

         Only 125 shares and 7,215 shares of outstanding options were included in the computation of income per share in the six months ended June 30, 2006 and 2005, respectively, as the exercise prices of the remaining shares were greater than the average market price for the six months ended June 30, 2006 and 2005. All warrants were excluded from the computation of net income (loss) per share in the six months ended June 30, 2006 and 2005, as the impact would be anti-dilutive. The effect of applying "IF Converted Method" to the convertible debenture was anti-dilutive; therefore, it was excluded from the computation of income per share in the six months ended June 30, 2006 and 2005. The following table presents outstanding options, warrants and convertible debentures.

                                                           AS OF JUNE 30,
                                                   -----------------------------
                                                      2006               2005
                                                   ----------         ----------
Options ..................................          7,694,159          6,857,687
Warrants .................................          5,931,732          2,361,732
Convertible debentures ...................               --            3,866,313
                                                   ----------         ----------
Total ....................................         13,625,891         13,085,732
                                                   ==========         ==========

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

13.      RELATED PARTY TRANSACTIONS

         As of June 30, 2006, related party affiliates were indebted to us in the amounts of $8.4 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2006 was approximately $2,255,000. At June 30, 2006, the entire balance due from Mr. Guez totaling $2.2 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $87,000 and $120,000 for the six months ended June 30, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $132,000 and $234,000 for the six months ended June 30, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer, called United Apparel Ventures, LLC. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. UAV made purchases from two related parties in Mexico, an affiliate of Azteca and Tag-It Pacific, Inc.

         At June 30, 2006, Messrs. Guez and Kay beneficially owned 590,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc., collectively representing approximately 8.7% of Tag-It Pacific's common stock. Tag-It Pacific is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It Pacific assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It Pacific no longer manages our trim and packaging requirements. We purchased $202,000 and $35,000 of trim inventory from Tag-It Pacific in the six months ended June 30, 2006 and 2005, respectively. We purchased $0 and $135,000 of finished goods and services from Azteca and its affiliates in the six months ended June 30, 2006 and 2005, respectively. Our sales of fabric and services to Azteca in the six months ended June 30, 2006 and 2005 was $9,000 and $63,000, respectively. Pursuant to the operating agreement for UAV, two and one half percent of gross sales of UAV were paid to each of the members of UAV as management fees. Net amount due from these related parties as of June 30, 2006 was $5.5 million.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $41.0 million notes receivable - related party on the accompanying balance sheet as of June 30, 2006 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $1.8 million of fabric from Acabados y Terminados in the six months ended June 30, 2006 and 2005, respectively. Net amount due from these parties as of June 30, 2006 was $437,000.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez (our Chairman and Interim Chief Executive Officer) and Todd Kay (our Vice Chairman). Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $538,000 and $510,000 in rent in the six months ended June 30, 2006 and 2005, respectively, for office and warehouse facilities. During the first six months of 2006, our Los Angeles offices and warehouse was leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On January 1, 2006, we renewed our lease agreement with Lynx International Limited for our office space in Hong Kong for one year.

         On May 1, 2006, we sublet our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez, our Chairman and Interim Chief Executive Officer. We received $50,000 in rental income from this sublease in the six months ended June 30, 2006.

         At June 30, 2006, we had various employee receivables totaling $265,000 included in due from related parties.

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

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in equal monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. At June 30, 2006, the total commitment on royalties remaining on the term was $8.7 million.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $954,000 of fabric under this agreement in the six months ended June 30, 2006 and 2005, respectively.

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

                                                                                            ADJUSTMENTS
                                   UNITED                                                       AND
                                   STATES         ASIA         MEXICO        LUXEMBOURG    ELIMINATIONS        TOTAL
                                ------------  ------------  ------------    ------------   ------------    ------------
THREE MONTHS ENDED
  JUNE 30, 2006
Sales .......................   $ 58,876,000  $    300,000  $    (93,000)   $       --     $       --      $ 59,083,000
Inter-company sales .........           --      31,573,000          --              --      (31,573,000)           --
                                ------------  ------------  ------------    ------------   ------------    ------------
Total revenue ...............   $ 58,876,000  $ 31,873,000  $    (93,000)   $       --     $(31,573,000)   $ 59,083,000
                                ============  ============  ============    ============   ============    ============

Income (loss) from operations   $  1,778,000  $  1,147,000  $   (316,000)   $       --     $       --      $  2,609,000
                                ============  ============  ============    ============   ============    ============
Interest income .............   $     48,000  $    737,000  $       --      $    432,000   $   (736,000)   $    481,000
                                ============  ============  ============    ============   ============    ============
Interest expense ............   $  1,868,000  $     70,000  $      8,000    $    736,000   $   (736,000)   $  1,946,000
                                ============  ============  ============    ============   ============    ============
Provision for depreciation
 and amortization ...........   $  1,382,000  $     27,000  $       --      $       --     $       --      $  1,409,000
                                ============  ============  ============    ============   ============    ============
Capital expenditures ........   $     23,000  $     18,000  $       --      $       --     $       --      $     41,000
                                ============  ============  ============    ============   ============    ============

THREE MONTHS ENDED
  JUNE 30, 2005

Sales .......................   $ 50,205,000  $    246,000  $     87,000    $       --     $       --      $ 50,538,000
Inter-company sales .........           --      35,165,000          --              --      (35,165,000)           --
                                ------------  ------------  ------------    ------------   ------------    ------------
Total revenue ...............   $ 50,205,000  $ 35,411,000  $     87,000    $       --     $(35,165,000)   $ 50,538,000
                                ============  ============  ============    ============   ============    ============

Income (loss) from operations   $   (150,000) $  1,743,000  $   (156,000)   $       --             --      $  1,437,000
                                ============  ============  ============    ============   ============    ============
Interest income .............   $     47,000  $    447,000  $       --      $    469,000   $   (446,000)   $    517,000
                                ============  ============  ============    ============   ============    ============
Interest expense ............   $  1,094,000  $    191,000  $      1,000    $    446,000   $   (446,000)   $  1,286,000
                                ============  ============  ============    ============   ============    ============
Provision for depreciation
 and amortization ...........   $    729,000  $     25,000  $    (71,000)   $       --     $       --      $    683,000
                                ============  ============  ============    ============   ============    ============
Capital expenditures ........   $     45,000  $     76,000  $   (112,000)   $       --     $       --      $      9,000
                                ============  ============  ============    ============   ============    ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                                                           ADJUSTMENTS
                                   UNITED                                                      AND
                                   STATES         ASIA         MEXICO        LUXEMBOURG    ELIMINATIONS       TOTAL
                                ------------  ------------  ------------    ------------   ------------    ------------
SIX MONTHS ENDED
  JUNE 30, 2006
Sales......................     $119,446,000  $    981,000  $    (83,000)   $       --     $        --      $120,344,000
Inter-company sales........               --    60,924,000          --              --      (60,924,000)            --
                                ------------  ------------  ------------    ------------   -------------    ------------
Total revenue..............     $119,446,000  $ 61,905,000  $    (83,000)   $       --     $ (60,924,000)   $120,344,000
                                ============  ============  ============    ============   =============    ============

Income (loss) from operations   $  2,349,000  $  2,311,000  $   (403,000)   $     (2,000)  $        --      $  4,255,000
                                ============  ============  ============    ============   =============    ============
Interest income............     $     92,000  $  1,394,000  $       --      $     873,000  $  (1,393,000)   $    966,000
                                ============  ============  ============    ============   =============    ============
Interest expense...........     $  2,995,000  $    128,000  $     11,000    $  1,393,000   $  (1,393,000)   $  3,134,000
                                ============  ============  ============    ============   =============    ============
Provision for depreciation
 and amortization..........     $  1,728,000  $     54,000  $       --      $       --     $        --      $  1,782,000
                                ============  ============  ============    ============   =============    ============
Capital expenditures.......     $     32,000  $     31,000  $       --      $       --     $        --      $     63,000
                                ============  ============  ============    ============   =============    ============

Total assets...............     $127,172,000  $115,445,000  $ 12,806,000    $211,496,000   $(321,723,000)   $145,196,000
                                ============  ============  ============    ============   =============    ============


SIX MONTHS ENDED
  JUNE 30, 2005
Sales......................     $ 94,805,000  $    470,000  $     93,000    $       --     $        --      $ 95,368,000
Inter-company sales........               --    62,000,000          --              --       (62,000,000)           --
                                ------------  ------------  ------------    ------------   -------------    ------------
Total revenue..............     $ 94,805,000  $ 62,470,000  $     93,000    $       --     $ (62,000,000)   $ 95,368,000
                                ============  ============  ============    ============   =============    ============

Income (loss) from operations   $   (846,000) $  2,876,000  $   (360,000)   $       --     $        --      $  1,670,000
                                ============  ============  ============    ============   =============    ============
Interest income............     $    122,000  $    821,000  $       --      $    947,000   $    (820,000)   $  1,070,000
                                ============  ============  ============    ============   =============    ============
Interest expense...........     $  1,883,000  $    215,000  $      1,000    $    820,000   $    (820,000)   $  2,099,000
                                ============  ============  ============    ============   =============    ============
Provision for depreciation
 and amortization..........     $  1,202,000  $     49,000  $       --      $       --     $        --      $  1,251,000
                                ============  ============  ============    ============   =============    ============
Capital expenditures.......     $     92,000  $    100,000  $   (112,000)   $       --     $        --      $     80,000
                                ============  ============  ============    ============   =============    ============

Total assets...............     $127,498,000  $132,866,000  $ 28,563,000    $212,291,000   $(347,818,000)   $153,400,000
                                ============  ============  ============    ============   =============    ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

16.      LITIGATION

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned TARRANT APPAREL GROUP V. CAMUTO CONSULTING GROUP, INC., VCJS LLC, WITH YOU, INC. AND JESSICA SIMPSON) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands. Our complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto Consulting, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto Consulting. On or about April 26, 2006, Camuto Consulting served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. Camuto Consulting has also served a motion to dismiss our cause of action for fraudulent inducement. On or about May 22, 2006, we served our reply to Camuto Consulting's counterclaim. On or about April 17, 2006, Ms. Simpson served a motion seeking dismissal of the cause of action asserted against her. On or about May 10, 2006, we served our opposition to Ms. Simpson motion to dismiss. We intend to continue to vigorously defend Camuto's counterclaim and vigorously oppose Ms. Simpson's motion. On or about June 14, 2006, we served a cross-motion seeking leave to amend our complaint to add Vincent Camuto as a defendant. Oral arguments on the motions are scheduled For September 7, 2006. Discovery in the matter has been underway since May 2006.

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

17.      SUBSEQUENT EVENTS

         In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July. As of June 30, 2006, we accrued $400,000 as part of the termination agreement.

         On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include leading retailers, such as Kohl's, Chico's, Macy's Merchandising Group, Mervyn's, Mothers Work, Sears, Wal-Mart, Dillard's, Lane Bryant, Lerner New York, the Avenue, and J.C. Penney. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. Our private brands include American Rag Cie and Alain Weiz.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label net sales in the first six months of 2006 were $89.7 million compared to $72.6 million in the first six months of 2005.

         The exposure of developing private brands collections has created new opportunities within the private label business to add value in the development and marketing of new initiatives for Sears, Mothers Work, Avenue, Chico's, and other retailers. These initiatives were launched during 2005, and are on track to be significant growth areas for 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands net sales in the first six months of 2006 were $30.6 million compared to $22.8 million in the first six months of 2005. At June 30, 2006, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group for six years, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 500 stores. Net sales of American Rag Cie branded apparel totaled $15.5 million in the first six months of 2006.

         o ALAIN WEIZ: We continue to sell Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $3.2 million in the first six months of 2006.

         o SOUVENIR BY CYNTHIA ROWLEY: In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July. As of June 30, 2006, we accrued $400,000 as part of the termination agreement.

         o GEAR 7: During the fourth quarter of 2005, K-Mart discontinued sales of Gear 7 products, which resulted in a decline in sales for this brand in the fourth quarter of 2005. We do not anticipate sales of Gear 7 branded apparel in 2006.

         o JESSICA SIMPSON brands: The JS by Jessica Simpson brand was originally launched as a denim line with Charming Shoppes. Net sales of JS by Jessica Simpson and Princy by Jessica Simpson, which is the department store and better specialty store brand, totaled $9.7 million in the first quarter of 2006. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, and we are presently in litigation with this licensor. Accordingly, we did not have any sales of Jessica Simpson branded apparel after the first quarter of 2006 and do not anticipate any sales unless and until we are able to successfully resolve our dispute and retain our rights to these brands.

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

CREDIT FACILITY REFINANCING

         In June 2006, we entered into a new $65 million credit facility with Guggenheim Corporate Funding, LLC (as agent for certain lenders) and expanded our existing facilities with GMAC Commercial Finance Credit, LLC and DBS Bank (Hong Kong) Limited. The credit facility with Guggenheim consists of an initial term loan of $25 million, of which $15.5 million was advanced at the initial closing. The initial term loan was or will be used to repay certain existing indebtedness and fund general operating and working capital needs. A second term loan of up to $40 million will be available to finance acquisitions acceptable to Guggenheim as agent. In addition, in June 2006, our credit facility with GMAC Commercial Finance Credit, LLC and other lenders was increased from $45 million to $55 million, and our credit facility with DBS Bank (Hong Kong) Limited was increased from $4.5 million to $25 million. These financings significant expand our borrowing base, which provides enhanced financial flexibility to us.

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

         As of June 30, 2006, the balance in the allowance for returns, discounts and bad debts reserves was $3.2 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of June 30, 2006, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.5 million.

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

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and tangible net worth as discussed in Note 7 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

VALUATION OF DERIVATIVE INSTRUMENTS

         Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Metron Option Pricing Formula (the "Black-Scholes Model"). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 10 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                         THREE MONTHS           SIX MONTHS
                                         ENDED JUNE 30,        ENDED JUNE 30,
                                       -----------------     -----------------
                                        2006       2005       2006       2005
                                       ------     ------     ------     ------
Net sales ............................  100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales ........................   78.6       77.3       79.1       78.6
                                       ------     ------     ------     ------
Gross profit .........................   21.4       22.7       20.9       21.4
Selling and distribution expenses ....    4.7        4.8        4.8        5.2
General and administration expenses ..   11.7       13.9       11.1       13.5
Royalty expenses .....................    0.6        1.2        1.5        0.9
                                       ------     ------     ------     ------
Income from operations ...............    4.4        2.8        3.5        1.8
Interest expense .....................   (3.3)      (2.5)      (2.6)      (2.2)
Interest Income ......................    0.8        1.0        0.8        1.1
Interest in income of equity method
   investee ..........................    0.1        0.4        0.1        0.4
Other income .........................    0.2        0.3        0.1        0.2
Adjustment to fair value of
   derivative ........................   (0.4)      (0.0)      (0.2)      (0.0)
Other expense ........................   (0.7)      (0.0)      (0.3)      (0.0)
Minority interest in consolidated
   subsidiary ........................    0.0        0.0        0.0        0.0
                                       ------     ------     ------     ------
Income before taxes ..................    1.1        2.0        1.4        1.3
Income taxes .........................    0.1        0.3        0.2        0.5
                                       ------     ------     ------     ------
Net income ...........................    1.0 %      1.7 %      1.2 %      0.8 %
                                       ======     ======     ======     ======

SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

         Net sales increased by $8.5 million, or 16.9%, to $59.1 million in the second quarter of 2006 from $50.5 million in the second quarter of 2005. Sales of private label in the second quarter of 2006 were $47.6 million compared to $39.1 million in the same period of 2005, with the increase resulting primarily from increased sales to Kohl's, Charlotte Russe and Mothers Work and offset by decreased sales to Lerner. Sales of private brands in the second quarter of 2006 were $11.4 million compared to $11.4 million in the same period of 2005.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit increased by $1.2 million to $12.7 million in the second quarter of 2006 from $11.5 million in the second quarter of 2005. The increase in gross profit occurred primarily because of an increase in sales. As a percentage of net sales, gross profit decreased from 22.7% in the second quarter of 2005 to 21.4% in the second quarter of 2006. The decrease in gross margin is primarily attributable to lower margins in private brands business in the second quarter of 2006 as compared to the same period of 2005.

         Selling and distribution expenses increased by $394,000, or 16.4%, to $2.8 million in the second quarter of 2006 from $2.4 million in the second quarter of 2005. As a percentage of net sales, these expenses decreased to 4.7% in the second quarter of 2006 from 4.8% in the second quarter of 2005 due to increased sales during the second quarter of 2006.

         General and administrative expenses decreased by $113,000, or 1.6%, to $6.9 million in the second quarter of 2006 from $7.0 million in the second quarter of 2005. As a percentage of net sales, these expenses decreased to 11.7% in the second quarter of 2006 from 13.9% in the second quarter of 2005 due to increased sales during the second quarter of 2006. Included in the general and administrative expenses in the second quarter of 2006 was $284,000 of expensing the financing cost paid to the placement agent and the remaining value of the warrants to placement agent and $171,000 of prepayment penalty paid to the debenture holders as a result of the repayment of the Debentures.

         Royalty and marketing allowance expenses decreased by $245,000, or 41.0%, to $353,000 in the second quarter of 2006 from $598,000 in the second quarter of 2005. As a percentage of net sales, these expenses decreased to 0.6% in the second quarter of 2006 from 1.2% in the second quarter of 2005.

         Operating income in the second quarter of 2006 was $2.6 million, or 4.4% of net sales, compared to operating income of $1.4 million, or 2.8% of net sales, in the comparable period of 2005, because of the factors discussed above.

         Interest expense increased by $660,000, or 51.4%, to $1.9 million in the second quarter of 2006 from $1.3 million in the second quarter of 2005. As a percentage of net sales, this expense increased to 3.3% in the second quarter of 2006 from 2.5% in the second quarter of 2005. The increase was primarily due to expensing $711,000 in the second quarter of 2006 of debt discount related to the intrinsic value of the conversion option of Debentures and the remaining value of the warrants to holders of Debentures as a result of the repayment of the Debentures in June 2006. Interest income decreased by $36,000, or 6.9%, to $481,000 in the second quarter of 2006 from $517,000 in the second quarter of 2005. Other income was $91,000 in the second quarter of 2006, compared to $175,000 in the second quarter of 2005. Adjustment to fair value of derivative was $218,000 in the second quarter of 2006, compared to $0 in the second quarter of 2005. Other expense was $400,000 in the second quarter of 2006, compared to $(5,000) in the second quarter of 2005.

         Income allocated to minority interests in the second quarter of 2006 were $7,000, representing the minority partner's share of profit in PBG7. None of the losses in the equity method investments was allocated to the minority members in the second quarter of 2005.

FIRST SIX MONTHS OF 2006 COMPARED TO FIRST SIX MONTHS OF 2005

         Net sales increased by $25.0 million, or 26.2%, to $120.3 million in the first six months of 2006 from $95.4 million in the first six months of 2005. Sales of private label in the six months of 2006 were $89.7 million compared to $72.6 million in the same period of 2005, with the increase resulting primarily from increased sales to Kohl's, Charlotte Russe, Chico's, Mervyn's and Mothers Work and offset by decreased sales to Lerner. Sales of private brands in the six months of 2006 were $30.6 million compared to $22.8 million in the same period of 2005.

         Gross profit increased by $4.8 million to $25.2 million in the first six months of 2006 from $20.4 million in the first six months of 2005. The increase in gross profit occurred primarily because of an increase in sales. As a percentage of net sales, gross profit decreased from 21.4% in the first six months of 2005 to 20.9% in the first six months of 2006. The decrease in gross margin is primarily attributable to lower margins in private brands business in the six months of 2006 as compared to the same period of 2005.

         Selling and distribution expenses increased by $762,000, or 15.3%, to $5.7 million in the first six months of 2006 from $5.0 million in the first six months of 2005. As a percentage of net sales, these expenses decreased from 5.2% for the first six months of 2005 to 4.8% for the first six months of 2006 due to increased sales during the six months of 2006.

         General and administrative expenses increased by $492,000, or 3.8%, to $13.4 million in the first six months of 2006 from $12.9 million in the first six months of 2005. As a percentage of net sales, these expenses decreased to 11.1% in the six months of 2006 from 13.5% in the six months of 2005 due to increased sales during the six months 2006. Included in the general and administrative expenses in the six months of 2006 was $284,000 of expensing the financing cost paid to the placement agent and the remaining value of the warrants to placement agent and $171,000 of prepayment penalty paid to the debenture holders as a result of the repayment of the Debentures.

         Royalty and marketing allowance expenses increased by $943,000, or 105.6%, to $1.8 million in the six months of 2006 from $893,000 in the six months of 2005. As a percentage of net sales, these expenses increased to 1.5% in the six months of 2006 from 0.9% in the six months of 2005.

         Operating income for the first six months of 2006 was $4.3 million, or 3.5% of net sales, compared to operating income of $1.7 million, or 1.8% of net sales, in the comparable prior period of 2005 as a result of the factors discussed above.

         Interest expense increased by $1 million or 49.3%, to $3.1 million in the six months of 2006 from $2.1 million in the six months of 2005. As a percentage of net sales, this expense increased to 2.6% in the six months of 2006 from 2.2% in the six months of 2005. The increase was primarily due to expensing $711,000 in the six months of 2006 of debt discount related to the intrinsic value of the conversion option of Debentures and the remaining value of the warrants to holders of Debentures as a result of the repayment of the Debentures in June 2006. Interest income decreased by $104,000 or 9.7% of net sales, to $966,000 in the six months of 2006 from $1.1 million in the six months of 2005. Other income was $124,000 in the six months of 2006, compared to $239,000 in the six months of 2005. Adjustment to fair value of derivative was $218,000 in the six months of 2006, compared to $0 in the six months of 2005. Other expense was $400,000 in the six months of 2006, compared to $0 in the six months of 2005.

         Losses allocated to minority interests in the six months of 2006 were $4,000, representing the minority partner's share of losses in PBG7. None of the losses in the equity method investments was allocated to the minority members in the six months of 2005.

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

         Cash flows for the six months ended June 30, 2006 and 2005 were as follows (dollars in thousands):

CASH FLOWS:                                          2006              2005
                                                  ----------        ----------
Net cash (used in) operating activities.........  $     (2,401)     $  (16,422)
Net cash provided by investing activities.......  $        703      $    3,014
Net cash provided by financing activities.......  $      1,748      $   13,373

         During the first six months of 2006, net cash used in operating activities was $2.4 million, as compared to net cash used in operating activities of $16.4 million for the same period in 2005. Net cash used in operating activities in the first six months of 2006 resulted primarily from an increase of $5.8 million in accounts receivable and a decrease of $12.3 million in accounts payable, partially offset by income of $1.8 million and depreciation and amortization expense of $1.8 million and a decrease in inventory of $11.4 million. The increase in accounts receivable and decrease in inventory was primarily due to the increase in sales in the first six months of 2006, and the decrease in accounts payable resulted from the pay down of payables.

         During the first six months of 2006, net cash provided by investing activities was $703,000, as compared to net cash provided by investing activities of $3.0 million for the same period in 2005. Net cash provided by investing activities in the first six months of 2006 resulted primarily from approximately $652,000 of collection on notes receivable.

         During the first six months of 2006, net cash provided by financing activities was $1.7 million, as compared to net cash provided by financing activities of $13.4 million for the same period in 2005. Net cash provided by financing activities in the first six months of 2006 resulted primarily from $1.3 million net repayments of our short-term bank borrowings and financing of $15.5 million under our credit facility with Guggenheim, offset by repayments of borrowings from convertible debentures of $6.9 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2006 (in millions):

                                                            PAYMENTS DUE BY PERIOD
                                          ----------------------------------------------- ---------
CONTRACTUAL OBLIGATIONS                     Total     Less than    Between     Between      After
                                                       1 year     2-3 years   4-5 years    5 years
                                          ---------   ---------   ---------   ---------   ---------
Long-term debt (1) ....................   $    60.2   $    38.2   $     3.8   $    18.2   $    --
Operating leases ......................         6.2         1.0         1.2         1.2         2.8
Minimum royalties .....................        14.8         5.1         3.4         2.3         4.0
Purchase commitment ...................        45.4         7.9        10.0        10.0        17.5
                                          ---------   ---------   ---------   ---------   ---------
Total Contractual Cash Obligations ....   $   126.6   $    52.2   $    18.4   $    31.7   $    24.3

         (1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of June 30, 2006, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $11.3 million.

                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       TOTAL     ---------------------------------------------
                                      AMOUNTS      LESS
COMMERCIAL COMMITMENTS               COMMITTED     THAN       BETWEEN     BETWEEN      AFTER
AVAILABLE TO US                        TO US      1 YEAR     2-3 YEARS   4-5 YEARS    5 YEARS
----------------------------------   ---------   ---------   ---------   ---------   ---------
Lines of credit ..................   $    80.0   $    80.0   $    --     $    --     $    --
Letters of credit (within lines of
   credit) .......................   $    25.0   $    25.0   $    --     $    --     $    --
Total commercial commitments .....   $    80.0   $    80.0   $    --     $    --     $    --

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we could arrange for the issuance of letters of credit and acceptances. The facility was collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by us and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. Additionally, Gerard Guez, our Chairman and Interim Chief Executive Officer, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On June 9, 2006, we completed the pay-off of all remaining amounts due under the letter of credit facility with UPS. As a result of the payment of these obligations, the letter of credit facility was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of June 30, 2006, $0 was outstanding under this facility with UPS.

         On December 31, 2004, our Hong Kong subsidiaries entered into a loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan was due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. Under the amended loan agreement, we were subject to restrictive financial covenants of maintaining tangible net worth of $25 million at December 31, 2005 and the last day of each fiscal quarter thereafter. There was also a provision capping maximum capital expenditure per quarter at $800,000. The obligations under the loan agreement were collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan was secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, our Chairman and Interim Chief Executive Officer, of 4.6 million shares of our common stock. On June 9, 2006, we completed the pay-off of all remaining amounts due under the term loan agreement with UPS. As a result of the payment of these obligations, the term loan agreement was terminated and all collateral released. There was no prepayment penalty under this arrangement.

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9.25% per annum at June 30, 2006. As of June 30, 2006, $276,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, the interest rate was 8.75% per annum at June 30, 2006, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, the interest rate was 8.71% per annum at June 30, 2006. This is a demand facility and is secured by a security interest in all the assets of our Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of June 30, 2006, $10.7 million was outstanding under this facility. In addition, $5.9 million of open letters of credit was outstanding and $8.4 million was available for future borrowings as of June 30, 2006.

         As of June 30, 2006, the total balance outstanding under the DBS credit facilities was $11.0 million (classified above as follows: $4.2 million in import trade bills payable, $3.3 million in bank direct acceptances and $3.5 million in other Hong Kong credit facilities).

         On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss and (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we may borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at June 30, 2006. As of June 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $33.0 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2006.

         The credit facilities with GMAC CF and Guggenheim include cross-default clauses subject to certain conditions. An event of default under the GMAC CF facility would constitute an event of default under the Guggenheim facility entitling Guggenheim to demand payment in full of all outstanding amounts under its facility. An event of default under the Guggenheim facility, under circumstances where Guggenheim has accelerated the debt or has exercised any other remedy available to Guggenheim which constitutes a Lien Enforcement Action under its Intercreditor Agreement with GMAC CF, would entitle GMAC CF to demand payment in full of all outstanding amounts under its debt facilities.

         The amount we can borrow under the factoring facility with GMAC CF is determined based on a defined borrowing base formula related to eligible accounts receivable. A significant decrease in eligible accounts receivable due to the aging of receivables, can have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decrease in eligible accounts receivables generated from our sales.

         On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC ("Guggenheim"), as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding, to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million will be available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans become due and payable in December 2010. Interest under this facility is payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility are secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness.

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. As of June 30, 2006, $50,000 was amortized.

         Durham Capital Corporation acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham Capital a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham Capital a warrant to purchase 77,143 shares of our common stock. This warrant has a term of

10 years and is exercisable at price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 paid to Durham Capital and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 was included in the deferred financing cost, and is amortized over the life of the loan. As of June 30, 2005, $3,000 was amortized.

         The Guggenheim facility bore interest at 12.21% per annum at June 30, 2006. As of June 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $10.7 million, net of $4.8 million of debt discount, was outstanding under this facility at June 30, 2006.

         As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). This is because we granted the warrant holders certain registration rights that are outside our control. In accordance with SFAS No. 133, the warrants are being valued at each reporting period. Changes in fair value are recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of transaction, at $4.9 million and we, in accordance with SFAS 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. On August 11, 2006, we amended the registration rights relating to the warrants. As a result, the warrants will be reclassified to equity in accordance with EITF 00-19 in the third quarter of 2006.

         On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors may convert the convertible debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The convertible debentures bear interest at a rate of 6% per annum and have a term of three years. We may elect to pay interest on the convertible debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The convertible debentures contain customary events of default and permit the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The convertible debentures are secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The convertible debentures were thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 was being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets at December 31, 2004.

         The placement agent in the financing, received compensation for its services in the amount of $620,000 in cash and issuance of five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The warrants to purchase 200,000 shares of our common stock were valued at $138,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The financing cost paid to the placement agent of $620,000, and the value of the warrants to purchase 200,000 shares of our common stock of $138,000 were included in the deferred financing cost, net on our accompanying balance sheets and was amortized over the life of the loan.

         In June 2005, holders of our convertible debentures converted an aggregate of $2.3 million of convertible debentures into 1,133,687 shares of our common stock. In August 2005, holders of our convertible debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. These convertible debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first six months of 2006 was $237,000. Total deferred financing cost amortized in the first six months of 2006 was $95,000. Total interest paid to the holders of the convertible debentures in the first six months of 2006 was $198,000. On June 26, 2006, we paid off the remaining balance of the outstanding convertible debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the convertible debentures were terminated effective June 26, 2006. Upon paying off the convertible debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of the convertible debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed.

         On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bears interest at the rate of 5.5% per annum and is payable in weekly installments of $200,000 beginning on March 1, 2006. This is an unsecured loan. As of June 30, 2006, $403,000 was outstanding under this loan.

         We had three equipment loans outstanding at December 31, 2005. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. As of June 30, 2006, $30,000 was outstanding under the two remaining loans.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2006, $1.1 million was outstanding under this facility (classified above under import trade bills payable) and $1.3 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

         The Internal Revenue Service has proposed adjustments to our Federal income tax returns to increase our income tax payable for the years ended December 31, 1996 through 2001. This adjustment would also result in additional state taxes and interest. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $6 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and, in particular, cash flow. We may not have an adequate cash reserve to pay the final adjustments resulting from the IRS examination. As a result, we may be required to arrange for payments over time, to borrow additional funds under our bank facilities or raise additional capital in order to meet these obligations. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets included in the consolidated financial statements under the caption "Income Taxes." The maximum amount of loss in excess of the amount accrued in the financial statements is $7.7 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

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

RELATED PARTY TRANSACTIONS

         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez (our Chairman and Interim Chief
Executive Officer) and Todd Kay (our Vice Chairman), both of which are significant shareholders. Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $538,000 and $510,000 in rent in the six months ended June 30, 2006 and 2005, respectively, for office and warehouse facilities. During the first six months of 2006, our Los Angeles offices and warehouse was leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On January 1, 2006, we renewed our lease agreement with Lynx International Limited for our office space in Hong Kong for one year.

         On May 1, 2006, we sublet our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez, our Chairman and Interim Chief Executive Officer. We received $50,000 in rental income from this sublease in the six months ended June 30, 2006.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $41.0 million notes receivable - related party on the accompanying balance sheet as of June 30, 2006 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $1.8 million of fabric from Acabados y Terminados in the six months ended June 30, 2006 and 2005, respectively. Net amount due from these parties as of June 30, 2006 was $437,000.

         From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2006 was approximately $2,255,000. At June 30, 2006, the entire balance due from Mr. Guez totaling $2.2 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $87,000 and $120,000 for the six months ended June 30, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $132,000 and $234,000 for the six months ended June 30, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer, called United Apparel Ventures, LLC. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. UAV made purchases from two related parties in Mexico, an affiliate of Azteca and Tag-It Pacific, Inc.

         At June 30, 2006, Messrs. Guez and Kay beneficially owned 590,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc., collectively representing approximately 8.7% of Tag-It Pacific's common stock. Tag-It Pacific is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It Pacific assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It Pacific no longer manages our trim and packaging requirements. We purchased $202,000 and $35,000 of trim inventory from Tag-It in the six months ended June 30, 2006 and 2005, respectively. We purchased $0 and $135,000 of finished goods and services from Azteca and its affiliates in the six months ended June 30, 2006 and 2005, respectively. Our sales of fabric and services to Azteca in the six months ended June 30, 2006 and 2005 was $9,000 and $63,000, respectively. Pursuant to the operating agreement for UAV, two and one half percent of gross sales of UAV were paid to each of the members of UAV as management fees. Net amount due from these related parties as of June 30, 2006 was $5.5 million.

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

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates.

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2006, the end of the period covered by this report. Members of the our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the further quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer during the second quarter of 2006.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned TARRANT APPAREL GROUP V. CAMUTO CONSULTING GROUP, INC., VCJS LLC, WITH YOU, INC. AND JESSICA SIMPSON) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands. Our complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto Consulting, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto Consulting. On or about April 26, 2006, Camuto Consulting served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. Camuto Consulting has also served a motion to dismiss our cause of action for fraudulent inducement. On or about May 22, 2006, we served our reply to Camuto Consulting's counterclaim. On or about April 17, 2006, Ms. Simpson served a motion seeking dismissal of the cause of action asserted against her. On or about May 10, 2006, we served our opposition to Ms. Simpson motion to dismiss. We intend to continue to vigorously defend Camuto's counterclaim and vigorously oppose Ms. Simpson's motion. On or about June 14, 2006, we served a cross-motion seeking leave to amend our complaint to add Vincent Camuto as a defendant. Oral arguments on the motions are scheduled For September 7, 2006. Discovery in the matter has been underway since May 2006.

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

         Four customers accounted for approximately 55% and 47% of our net sales in first six months of 2006 and 2005, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of June 30, 2006, our executive officers and directors and their affiliates owned approximately 43% of the outstanding shares of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33.1% and 8.4%, respectively, of the outstanding shares of our common stock at June 30, 2006. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

OUR STOCK PRICE HAS BEEN VOLATILE.

         Our common stock is quoted on the NASDAQ Global Market, and there can be substantial volatility in the market price of our common stock. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly
variations  in  operating  results,   operating  results  which  vary  from  the
expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 25, 2006, we held our 2006 Annual Meeting of Shareholders. At the annual meeting, there were 30,543,763 shares entitled to vote, and 27,541,859 shares (90%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Gerard Guez, Todd Kay, Corazon Reyes, Joseph Mizrachi, Mitchell Simbal, Milton Koffman, Stephane Farouze and Simon Mani.

         The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

         1. Proposal to elect Gerard Guez, Todd Kay, Corazon Reyes, Joseph Mizrachi and Simon Mani to serve as our Class I directors for two years and until their successors has been elected.

            DIRECTOR             FOR             WITHHELD
         ---------------      ----------         --------
           Gerard Guez        26,558,670         983,189
             Todd Kay         26,560,939         980,920
          Corazon Reyes       26,560,870         980,989
         Joseph Mizrachi      26,583,434         958,425
            Simon Mani        26,584,927         956,932

         2. Proposal to approve the 2006 Stock Incentive Plan, which authorizes the issuance of up to 5,100,000 shares of common stock pursuant to awards granted under the plan.

            FOR             AGAINST         ABSTAIN        BROKER NON-VOTES
         ----------        ---------        -------        ----------------
         10,488,647        1,893,689         9,885            15,149,638

         3. Proposal to ratify the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent public accountants for the year ended December 31, 2006.

            FOR             AGAINST         ABSTAIN        BROKER NON-VOTES
         ----------        ---------        -------        ----------------
         27,513,954         12,576           15,329                0

ITEM 6.  EXHIBITS.

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
10.35 Debenture, dated June 9, 2006, by and among Tarrant Company Limited, Trade Link Holdings Limited and Marble Limited and DBS Bank (Hong Kong) Limited.

10.36 Form of Guaranty and Indemnity of Tarrant Apparel Group in favor of DBS Bank (Hong Kong) Limited.

10.37 Loan and Security Agreement, dated June 16, 2006, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc.

10.38 Amended and Restated Factoring Agreement, dated June 16, 2006, GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource
         (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc.

10.39 Credit Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc., the Guarantor a party thereto, the Lenders a party thereto and Guggenheim Corporate Funding, LLC.

10.40 Security Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, the other Credit Parties and Guggenheim Corporate Funding, LLC.

10.41 Pledge Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, the other Pledgors party thereto and Guggenheim Corporate Funding, LLC.

10.42 Warrants Purchase Agreement dated June 16, 2006, by and among Tarrant Apparel Group, Orpheus Holdings, LLC, North American Company for Life and Health Insurance, Midland National Life Insurance Company and Durham Capital Corporation. (1)

10.43 Registration Rights Agreement, dated as of June 16, 2006, by and among Tarrant Apparel Group, Orpheus Holdings, LLC, North American Company for Life and Health Insurance, Midland National Life Insurance Company and Durham Capital Corporation. (1)

10.44    Form of Warrants to Purchase Common Stock issued June 16, 2006. (1)

10.45 Warrant dated June 16, 2006, issued by the Registrant to Durham Capital Corporation. (1)

10.46    Tarrant Apparel Group 2006 Stock Incentive Plan.*

10.47 Commercial Lease, dated August 1, 2006, between Tarrant Apparel Group and GET.

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
         * Management contract or compensatory plan or arrangement.

         (1) Incorporated by reference to our Registration Statement on Form S-3 filed on August 10, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TARRANT APPAREL GROUP

Date:    August 14, 2006                  By:    /s/ Corazon Reyes
                                                 -------------------------------
                                                 Corazon Reyes,
                                                 Chief Financial Officer


Date:    August 14, 2006                  By:    /s/ Gerard Guez
                                                 -------------------------------
                                                 Gerard Guez,
                                                 Interim Chief Executive Officer