Form 10-Q
period 2006-09-30
TARRANT APPAREL GROUP
filed 2006-11-14
CIK 944948

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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


Number of shares of Common Stock of the Registrant outstanding as of November 10, 2006: 30,543,763.


--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2006 (unaudited)
         and December 31, 2005.............................................    2

         Consolidated Statements of Operations  for the Three Months
         and Nine Months Ended September 30, 2006 and September 30, 2005
         (unaudited).......................................................    3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2006 and September 30, 2005 (unaudited).......    4

         Notes to Consolidated Financial Statements (unaudited)............    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   39

Item 4.  Controls and Procedures...........................................   39

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   40

Item 1A. Risk Factors......................................................   40

Item 6.  Exhibits..........................................................   46

         SIGNATURES........................................................   47


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2006             2005
                                                                -------------    -------------
                                                                 (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents ................................   $     976,481    $   1,641,768
   Accounts receivable, net .................................      46,175,909       54,598,443
   Due from related parties .................................       3,918,287        3,100,928
   Inventory ................................................      20,455,702       31,628,960
   Temporary quota rights ...................................         111,207             --
   Current portion of notes receivable -- related parties ...            --          5,139,387
   Prepaid expenses .........................................       1,219,895        1,292,441
   Prepaid royalties ........................................            --          1,123,531
   Income taxes receivable ..................................          25,468           25,468
                                                                -------------    -------------
 Total current assets .......................................      72,882,949       98,550,926

   Property and equipment, net  of $11.0 million and $10.8
      million accumulated depreciation at September 30, 2006
      and December 31, 2005, respectively ...................       1,477,101        1,702,840
   Notes receivable - related parties, net of current
      portion, and net of $27.1 million reserve at
      September 30, 2006 ....................................      14,000,000       36,268,446
   Due from related parties .................................       2,213,416        2,994,945
   Equity method investment .................................       2,174,380        2,138,865
   Deferred financing cost, net of $1.5 million and $711,250
      accumulated amortization at September 30, 2006 and
      December 31, 2005, respectively .......................       2,654,952          838,786
   Other assets .............................................         507,379          164,564
   Goodwill .................................................       8,582,845        8,582,845
                                                                -------------    -------------
 Total assets ...............................................   $ 104,493,022    $ 151,242,217
                                                                =============    =============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ...............................   $  12,534,937    $  13,833,532
   Accounts payable .........................................      18,195,022       33,278,959
   Accrued expenses .........................................       9,777,354        9,503,806
   Income taxes .............................................      17,035,409       16,828,538
   Current portion of long-term obligations and factoring
      arrangement ...........................................      19,769,030       36,109,699
                                                                -------------    -------------
 Total current liabilities ..................................      77,311,752      109,554,534

Term loan, net ..............................................      10,941,948             --
Other long-term obligations .................................          26,380          239,935
Convertible debentures, net .................................            --          5,965,098
Deferred tax liabilities ....................................          39,025           47,098
                                                                -------------    -------------
 Total liabilities ..........................................      88,319,105      115,806,665

Minority interest in consolidated subsidiary ................          57,469           75,241
Commitment and Contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares
      at September 30, 2006 and December 31, 2005 issued
      and outstanding .......................................            --               --
   Common stock, no par value, 100,000,000 shares authorized;
      30,543,763 shares  at September 30, 2006 and 30,553,763
      shares at December 31, 2005 issued and outstanding ....     114,977,465      114,977,465
   Warrants to purchase common stock ........................       7,314,239        2,846,833
   Contributed capital ......................................      10,101,151       10,004,331
   Accumulated deficit ......................................    (114,094,373)     (90,189,615)
   Notes receivable from officer/shareholder ................      (2,182,034)      (2,278,703)
                                                                -------------    -------------
 Total shareholders' equity .................................      16,116,448       35,360,311
                                                                -------------    -------------

 Total liabilities and shareholders' equity .................   $ 104,493,022    $ 151,242,217
                                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                               ------------------------------    ------------------------------
                                                    2006             2005             2006             2005
                                               -------------    -------------    -------------    -------------
Net sales ..................................   $  54,645,223    $  69,566,080    $ 174,989,008    $ 164,934,075
Cost of sales ..............................      42,844,174       55,020,926      138,006,628      129,988,823
                                               -------------    -------------    -------------    -------------

Gross profit ...............................      11,801,049       14,545,154       36,982,380       34,945,252
Selling and distribution expenses ..........       2,568,038        2,846,445        8,295,815        7,812,476
General and administrative expenses ........       6,551,393        7,398,722       19,914,629       20,270,148
Royalty expenses ...........................         263,583        1,288,634        2,099,392        2,181,325
Loss on notes receivable - related parties .      27,137,297             --         27,137,297             --
                                               -------------    -------------    -------------    -------------

Income (loss) from operations ..............     (24,719,262)       3,011,353      (20,464,753)       4,681,303

Interest expense ...........................      (1,562,426)      (1,301,271)      (4,696,279)      (3,400,081)
Interest income ............................         165,399          505,913        1,131,601        1,575,727
Interest in income (loss) of equity method
   investee ................................          (7,307)         129,587          103,015          475,947
Other income ...............................         109,093           38,589          233,466          277,947
Adjustment to fair value of derivative .....         729,394             --            511,087             --
Other expense ..............................            --               (228)        (400,000)            (559)
Minority interest in consolidated subsidiary          13,641         (163,576)          17,772         (163,576)
                                               -------------    -------------    -------------    -------------

Income (loss) before provision for income
   taxes ...................................     (25,271,468)       2,220,367      (23,564,091)       3,446,708
Provision for income taxes .................          80,946          517,950          340,667          979,272
                                               -------------    -------------    -------------    -------------

Net income (loss) ..........................   $ (25,352,414)   $   1,702,417    $ (23,904,758)   $   2,467,436
                                               =============    =============    =============    =============

   Net income (loss) per share:
   Basic ...................................   $       (0.83)   $        0.06    $       (0.78)   $        0.08
                                               =============    =============    =============    =============
   Diluted .................................   $       (0.83)   $        0.06    $       (0.78)   $        0.08
                                               =============    =============    =============    =============

   Weighted average common and common
     equivalent shares:
   Basic ...................................      30,543,763       30,365,502       30,546,217       29,451,054
                                               =============    =============    =============    =============
   Diluted .................................      30,543,763       30,785,797       30,546,217       29,517,251
                                               =============    =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                   2006             2005
                                                              -------------    -------------
Operating activities:
Net income (loss) .........................................   $ (23,904,758)   $   2,467,436
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Deferred taxes .........................................          (8,073)         (61,551)
   Depreciation and amortization ..........................       2,383,897        1,738,937
   Adjustment to fair value of derivative .................        (511,087)            --
   Loss on notes receivable - related parties .............      27,137,297             --
   Compensation expense related to stock option ...........            --             38,740
   Provision for returns and discounts ....................         318,208          372,805
   Gain on sale of fixed assets ...........................          (2,054)        (113,968)
   Interest in income of equity method investee ...........        (103,015)        (475,947)
   Minority interest in consolidated subsidiary ...........         (17,772)         163,577
   Stock-based compensation ...............................          96,820             --
   Changes in operating assets and liabilities:
     Accounts receivable ..................................       7,288,752      (27,473,378)
     Due to/from related parties ..........................         (35,830)       1,982,152
     Inventory ............................................      11,173,258       (6,819,037)
     Temporary quota rights ...............................        (111,207)            --
     Prepaid expenses .....................................       1,196,077           54,471
     Accounts payable .....................................     (15,083,937)       3,634,123
     Accrued expenses and income tax payable ..............         480,420        1,689,190
                                                              -------------    -------------

     Net cash provided by (used in) operating activities ..      10,296,996      (22,802,450)

Investing activities:
   Purchase of fixed assets ...............................        (130,177)        (452,930)
   Proceeds from sale of fixed assets .....................           4,707          119,506
   Distribution from equity method investee ...............          67,500          216,000
   Collection on notes receivable, related parties ........       1,086,111          977,500
   Collection of advances from shareholders/officers ......          96,669        2,456,334
                                                              -------------    -------------

     Net cash provided by investing activities ............       1,124,810        3,316,410

Financing activities:
   Short-term bank borrowings, net ........................      (1,298,595)      (2,536,215)
   Proceeds from long-term obligations ....................     183,669,591      167,099,510
   Payment of financing costs .............................      (2,821,647)            --
   Repayments of borrowings from convertible debentures ...      (6,912,626)            --
   Payment of long-term obligations and bank borrowings ...    (184,723,816)    (144,655,258)
                                                              -------------    -------------

     Net cash (used in) provided by financing activities ..     (12,087,093)      19,908,037

                                                              -------------    -------------

Increase (decrease) in cash and cash equivalents ..........        (665,287)         421,997
Cash and cash equivalents at beginning of period ..........       1,641,768        1,214,944
                                                              -------------    -------------

Cash and cash equivalents at end of period ................   $     976,481    $   1,636,941
                                                              =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At September 30, 2006, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

         We serve specialty retail, mass merchandise and department store chains and major international brands by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction was consummated in the fourth quarter of 2004. See Note 14 of the "Notes to Consolidated Financial Statements".

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by us in preparation of the consolidated financial statements include: (i) allowance for returns, discounts and bad debts, (ii) inventory, (iii) notes receivable - related parties reserve, (iv) valuation of long lived and intangible assets and goodwill, (v) income taxes, and (vi) stock options valuation. Actual results could differ from those estimates.

         ROYALTY EXPENSES

         Royalty expenses consist of the royalty payments and marketing fund commitments according to the various licensing agreements we have entered into. Royalty expenses are calculated based on certain percentage of net sales. Some of these agreements include minimum royalties. See Note 15 of the "Notes to Consolidated Financial Statements" regarding various agreements we have entered into.

         DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of September 30, 2006, deferred rent of $71,000 was recorded under accrued expense in our consolidated financial statements.

         VALUATION OF DERIVATIVE INSTRUMENTS

         Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Merton Option Pricing Formula (the "Black-Scholes Model"). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.

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

         We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) during the three months and nine months ended September 30, 2006 was $90,000 and $97,000. Basic and dilutive earnings per share for the three months and nine months ended September 30, 2006 were not affected by the additional stock-based compensation recognized.

         The fair value of each option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005: weighted-average volatility factors of the expected market price of our common stock of 0.70 and 0.55 for the three months ended September 30, 2006 and 2005, weighted-average risk-free interest rates of 5.075% and 4% for the three months ended September 30, 2006 and 2005, dividend yield of 0% for the three months

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


ended September 30, 2006 and 2005, and weighted-average expected life of the options of 6.25 years and 4 years for the three months ended September 30, 2006 and 2005.

         The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based payment awards granted under our stock option plans for the three and nine months ended September 30, 2005:

                                                    THREE MONTHS      NINE MONTHS
                                                        ENDED            ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                         2005             2005
                                                    -------------    -------------
Net income as reported ..........................   $   1,702,417    $   2,467,436
Add stock-based employee compensation charges
   reported in net income .......................          38,740           38,740
Pro forma compensation expense, net of tax ......      (3,248,221)      (4,298,193)
                                                    -------------    -------------
Pro forma net loss ..............................   $  (1,507,064)   $  (1,792,017)
                                                    =============    =============

Net income per share as reported - Basic ........   $        0.06    $        0.08
Add stock-based employee compensation charges
   reported in net income--Basic ................            --               --
Pro forma compensation expense per share - Basic            (0.11)           (0.14)
                                                    -------------    -------------
Pro forma net loss per share - Basic ............   $       (0.05)   $       (0.06)
                                                    =============    =============

Net income per share as reported -Diluted .......   $        0.06    $        0.08
Add stock-based employee compensation charges
   reported in net income - Diluted .............            --               --
Pro forma compensation expense per share -Diluted           (0.11)           (0.14)
                                                    -------------    -------------
Pro forma net loss per share -Diluted ...........   $       (0.05)   $       (0.06)
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

         On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options, including those not issued under the plan; see Note 3 of the "Notes to Consolidated Financial Statements." In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. As a result, there were no stock options granted prior to, but not yet vested as of January 1, 2006. There was no stock-based compensation expense related to employees or directors stock options recognized during the three months and nine months ended September 30, 2005.

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months and nine months of 2006 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-formas were provided. As stock-based compensation expense recognized in the consolidated statements of operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be 7.7%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate its expected terms using the "safe harbor" provisions provided in SAB 107 and its volatility using historical data. We granted options to purchase 260,000 and 1,233,259 shares of common stock, respectively, during the three months and nine months of 2006. The options granted were fair valued in the aggregate at $341,000 or $1.31 per share during the third quarter of 2006. The options granted were fair valued in the aggregate at $1.6 million or the weighted-average exercise price of $1.86 during the nine months ended September 30, 2006. The stock-based compensation expense related to employees or director stock options recognized during the three months and nine months ended September 30, 2006 was $90,000 and $97,000, respectively.

           Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

3.       STOCK-BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of September 30, 2006, there were outstanding options to purchase a total of 1,319,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of September 30, 2006, there were outstanding options to purchase a total of 1,228,000 shares of common stock, and 3,872,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


         A summary of our stock option activity, and related information for the year ended December 31, 2005 and the nine months ended September 30, 2006 is as follows:

                                                             EMPLOYEES
                                                    ----------------------------
                                                    NUMBER OF         EXERCISE
                                                      SHARES           PRICE
                                                    ----------      ------------

Options outstanding at December 31, 2004 ......      8,331,962      $1.39-$45.50
Granted .......................................         42,000      $1.95-$3.68
Exercised .....................................           --                --
Forfeited .....................................     (1,573,300)     $1.95-$25.00
Expired .......................................        (67,612)     $       4.50
                                                    ----------      ------------
Options outstanding at December 31, 2005 ......      6,733,050      $1.39-$45.50
Granted .......................................      1,233,259      $1.84-$1.94
Exercised .....................................           --                --
Forfeited .....................................        (19,450)     $1.94-$33.13
Expired .......................................           --                --
                                                    ----------      ------------
Options outstanding at September 30, 2006 .....      7,946,859      $1.39-$45.50


         We had no stock option outstanding to non-employees as of December 31, 2005 and September 30, 2006.

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable as of December 31, 2005 and September 30, 2006:

                                                           WEIGHTED
                                                           AVERAGE
                                               WEIGHTED   REMAINING
                                               AVERAGE    CONTRACTUAL
                                   NUMBER OF   EXERCISE      LIFE      INTRINSIC
                                     SHARES      PRICE      (YEARS)      VALUE
                                   ---------   ---------   ---------   ---------
As of December 31, 2005:
Employees - Outstanding ........   6,733,050   $    6.25      6.0      $  12,440
Employees - Expected to vest ...   6,733,050   $    6.25      6.0      $  12,440
Employees - Exercisable ........   6,733,050   $    6.25      6.0      $  12,440

As of September 30, 2006:
Employees - Outstanding ........   7,946,859   $    5.56      6.0      $       0
Employees - Expected to vest ...   7,852,283   $    5.61      5.9      $       0
Employees - Exercisable ........   6,718,600   $    6.24      5.3      $       0


         The total intrinsic value of options exercised during 2005 was $0. Cash received from stock options exercised during 2005 was $0. The total fair value of shares vested during the years ended December 31, 2003, 2004 and 2005, were approximately $2.8 million, $4.3 million, and $5.7 million, respectively.

         As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 3.7 years.

         When options are exercised, our policy is to issue previously un-issued shares of common stock to satisfy share option exercises. As of September 30, 2006, we had 69.5 million shares of un-issued shares of common stock.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2006             2005
                                                   ------------    ------------
U.S. trade accounts receivable .................   $  4,236,436    $  2,893,217
Foreign trade accounts receivable ..............     12,943,876      19,619,172
Factored accounts receivable ...................     31,278,819      33,222,354
Other receivables ..............................        979,850       1,815,450
Allowance for returns, discounts and bad debts .     (3,263,072)     (2,951,750)
                                                   ------------    ------------
                                                   $ 46,175,909    $ 54,598,443
                                                   ============    ============

5.       INVENTORY

         Inventory consists of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2006           2005
                                                     ------------   ------------
Raw materials - fabric and trim accessories ......   $  3,896,436   $  5,079,428
Finished goods shipments-in-transit ..............      7,648,321      8,800,014
Finished goods ...................................      8,910,945     17,749,518
                                                     ------------   ------------
                                                     $ 20,455,702   $ 31,628,960
                                                     ============   ============

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in equal monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. The guaranteed annual minimum royalty for 2006 is $661,000. The minimum royalty paid and expensed for the three months and nine months ended September 30, 2006 was $165,000 and $496,000, respectively. At September 30, 2006, the total commitment on royalties remaining on the term was $8.6 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated
Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's locations, and is currently available in approximately 600 Macy's stores nationally. In June 2006, we signed a guarantee of certain liabilities of American Rag CIE to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities and (B) $675,000. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46. In our analysis, we determined that consolidation under FIN 46 was still not appropriate. The investment in American Rag CIE, LLC totaling $2.2 million at September 30, 2006, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the nine months ended September 30, 2006 was as follows:

         Balance as of December 31, 2005 .....     $   2,138,865
         Share of income......................           103,015
         Distribution.........................           (67,500)
                                                   -------------

          Balance as of September 30, 2006....     $   2,174,380
                                                   =============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


7.       NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets issued us unsecured promissory notes of $3,910,000 that mature on November 30, 2007 and secured promissory notes of $40,204,000 that mature on December 31, 2014 and are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables were $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, the purchasers have recently ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in a amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of approximately $14 million. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at September 30, 2006 is realizable. The entire reserve was recorded in the Luxembourg geographic reporting segment.

8.       DEBT

         Short-term bank borrowings consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2006             2005
                                                    -----------      -----------
Import trade bills payable - UPS, DBS
   Bank and Aurora Capital ...................      $ 4,651,308      $ 4,165,306
Bank direct acceptances - UPS and DBS
   Bank ......................................        3,839,388        1,471,476
Other Hong Kong credit facilities -
   UPS and DBS Bank ..........................        4,044,241        8,196,750
                                                    -----------      -----------
                                                    $12,534,937      $13,833,532
                                                    ===========      ===========

         Long-term obligations consist of the following:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2006                2005
                                                ------------       ------------
Equipment financing ......................            46,331             83,206
Term loan - UPS ..........................              --            2,708,333
Debt facility - GMAC CF ..................        19,749,079         33,558,095
Credit facility - Guggenheim, net ........        10,941,948               --
                                                ------------       ------------
                                                  30,737,358         36,349,634
Less current portion .....................       (19,769,030)       (36,109,699)
                                                ------------       ------------
                                                $ 10,968,328       $    239,935
                                                ============       ============


IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we could arrange for the issuance of letters of credit and acceptances. The facility was collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by us and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. Additionally, Gerard Guez, our Chairman and Interim Chief Executive Officer, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On June 9, 2006, we completed the pay-off of all remaining amounts due under the letter of credit facility with UPS. As a result of the payment of these obligations, the letter of credit facility was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of September 30, 2006, $0 was outstanding under this facility with UPS.

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9.25% per annum at September 30, 2006. As of September 30, 2006, $70,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.75% per annum at September 30, 2006, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.6% per annum at September 30, 2006. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of September 30, 2006, $12.3 million was outstanding under this facility. In addition, $4.7 million of open letters of credit was outstanding and $8.0 million was available for future borrowings as of September 30, 2006.

         As of September 30, 2006, the total balance outstanding under the DBS credit facilities was $12.4 million (classified above as follows: $4.5 million in import trade bills payable, $3.8 million in bank direct acceptances and $4.1 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of September 30, 2006, $164,000 was outstanding under this facility (classified above under import trade bills payable) and $1.0 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

         On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bore interest at the rate of 5.5% per annum and was payable in weekly installments of $200,000 beginning on March 1, 2006. This was an unsecured loan. We paid off the remaining balance of this loan in July 2006. As of September 30, 2006, $0 was outstanding under this loan.

EQUIPMENT FINANCING

         We had three equipment loans outstanding at December 31, 2005. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. In August 2006, we entered into a new auto loan that bears interest at 4.75% payable in installment through 2008. As of September 30, 2006, $46,000 was outstanding under the three remaining loans.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at September 30, 2006. As of September 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $19.7 million was outstanding with respect to receivables factored under the GMAC CF facility at September 30, 2006.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness.

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. As of September 30, 2006, $352,000 was amortized.

         Durham Capital Corporation acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham Capital a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham Capital a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham Capital and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. As of September 30, 2006, $23,000 was amortized.

         The Guggenheim facility bore interest at 12.33% per annum at September 30, 2006. As of September 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $10.9 million, net of $4.6 million of debt discount, was outstanding under this facility at September 30, 2006.

         As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and Emerging Issues Task
Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). This is because we granted the warrant holders certain registration rights that are outside our control. In accordance with SFAS No. 133, the warrants are being valued at each reporting period. Changes in fair value are recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders are limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified form debt to equity in accordance with EITF 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


$4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations.

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

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first nine months of 2006 was $237,000. Total deferred financing cost amortized in the first nine months of 2006 was $95,000. Total interest paid to the holders of the Debentures in the first nine months of 2006 was $198,000. On June 26, 2006, we paid off the remaining balance of the outstanding Debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the Debentures were terminated effective June 26, 2006. Upon paying off the Debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of our Debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


10.      EQUITY TRANSACTIONS

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

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS No. 157, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position or results of operations.

12.      INCOME TAXES

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

13.      NET INCOME (LOSS) PER SHARE

         A  reconciliation  of the numerator and  denominator  of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                  ----------------------------   ----------------------------
                                      2006            2005           2006           2005
                                  ------------    ------------   ------------    ------------
Basic EPS Computation:
Numerator .....................   $(25,352,414)   $  1,702,417   $(23,904,758)   $  2,467,436
Denominator:
Weighted average common shares
outstanding ...................     30,543,763      30,365,502     30,546,217      29,451,054
                                  ------------    ------------   ------------    ------------

Basic EPS .....................   $      (0.83)   $       0.06   $      (0.78)   $       0.08
                                  ============    ============   ============    ============

Diluted EPS Computation:
Numerator .....................   $(25,352,414)   $  1,702,417   $(23,904,758)   $  2,467,436
Denominator:
Weighted average common shares
outstanding ...................     30,543,763      30,365,502     30,546,217      29,451,054
Incremental shares from assumed
exercise of warrants ..........           --           403,266           --            59,040
options .......................           --            17,029           --             7,157
                                  ------------    ------------   ------------    ------------

Total shares ..................     30,543,763      30,785,797     30,546,217      29,517,251
                                  ------------    ------------   ------------    ------------

Diluted EPS ...................   $      (0.83)   $       0.06   $      (0.78)   $       0.08
                                  ============    ============   ============    ============


         Basic and diluted earnings (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share".

         Only 7,157 shares of outstanding options were included in the computation of net income per share in the nine months ended September 30, 2005, as the exercise prices of the remaining shares were greater than the average market price for the nine months ended September 30, 2005. All outstanding options of 2006 were excluded from the computation of net loss per share in the nine months ended September 30, 2006 as the impact would be anti-dilutive. All warrants were excluded from the computation of net income (loss) per share in the nine months ended September 30, 2006 and 2005, as the impact would be anti-dilutive. The effect of applying "IF Converted Method" to the convertible

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


debenture was anti-dilutive; therefore, it was excluded from the computation of income per share in the nine months ended September 30, 2006 and 2005. The following table presents outstanding options, warrants and convertible debentures.

                                            AS OF SEPTEMBER 30,
                                         -----------------------
                                            2006         2005
                                         ----------   ----------

                Options ..............    7,946,859    6,745,175
                Warrants .............    5,931,732    2,361,732
                Convertible debentures         --      3,456,313
                                         ----------   ----------
                Total ................   13,878,591   12,563,220
                                         ==========   ==========

14.      RELATED PARTY TRANSACTIONS

         As of September 30, 2006, related party affiliates were indebted to us in the amounts of $8.3 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2006 was approximately $2,234,000. At September 30, 2006, the entire balance due from Mr. Guez totaling $2.2 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $129,000 and $165,000 for the nine months ended September 30, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $226,000 and $321,000 for the nine months ended September 30, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

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

         At September 30, 2006, Messrs. Guez and Kay beneficially owned 590,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc., collectively representing approximately 8.7% of Tag-It Pacific's common stock. Tag-It Pacific is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It Pacific assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It Pacific no longer manages our trim and packaging requirements. We purchased $205,000 and $55,000 of trim inventory from Tag-It Pacific in the nine months ended September 30, 2006 and 2005, respectively. Our sales of garment accessories to Tag-It Pacific were $39,000 and $0 in the nine months ended September 30, 2006 and 2005, respectively. We purchased $0 and $135,000 of finished goods and services from Azteca and its affiliates in the nine months ended September 30, 2006 and 2005, respectively. Our sales of fabric and services to Azteca in the nine months ended September 30, 2006 and 2005 was $9,000 and $63,000, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Net amount due from these related parties as of September 30, 2006 was $5.5 million.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $41.0 million notes receivable - related party on the accompanying balance sheet as of September 30, 2006 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment  agreement  we  entered  into at the time of the  sale of the  Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, the purchasers have recently ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We will continue to pursue payments under the notes receivable and believe the remaining $14 million balance at September 30, 2006 is realizable. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $4.1 million of fabric from Acabados y Terminados in the nine months ended September 30, 2006 and 2005, respectively. In addition to the above notes receivable, net amount due from these parties as of September 30, 2006 was $412,000, related to reimbursement expenses.

         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez (our Chairman and Interim Chief Executive Officer) and Todd Kay (our Vice Chairman). Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $807,000 and $764,000 in rent in the nine months ended September 30, 2006 and 2005, respectively, for office and warehouse facilities. During the first seven months of 2006, our Los Angeles offices and warehouse was leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On January 1, 2006, we renewed our lease agreement with Lynx International Limited for our office space in Hong Kong for one year.

         On May 1, 2006, we sublet our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez, our Chairman and Interim Chief Executive Officer. We received $125,000 in rental income from this sublease in the nine months ended September 30, 2006.

         At September 30, 2006, we had various employee receivables totaling $258,000 included in due from related parties.

         We believe that each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

15.      COMMITMENTS AND CONTINGENCIES

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

         On October 17, 2004, Private Brands, Inc. entered into an agreement with J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. We are presently in litigation with the licensor. See
Note 17 of the "Notes to Consolidated Financial Statements"

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in equal monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. At September 30, 2006, the total commitment on royalties remaining on the term was $8.6 million.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $3.2 million of fabric under this agreement in the nine months ended September 30, 2006 and 2005, respectively.

         In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July 2006.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Net amount due from these related parties as of September 30, 2006 was $5.5 million.

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

                                                                                          ADJUSTMENTS
                                                                                              AND
                            UNITED STATES       ASIA          MEXICO       LUXEMBOURG    ELIMINATIONS       TOTAL
                             ------------   ------------   ------------   ------------   ------------   ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2006
Sales ....................   $ 53,092,000   $  1,545,000   $      8,000   $       --     $       --     $ 54,645,000
Inter-company sales ......           --       28,221,000           --             --      (28,221,000)          --
                             ------------   ------------   ------------   ------------   ------------   ------------
Total revenue ............   $ 53,092,000   $ 29,766,000   $      8,000   $       --     $(28,221,000)  $ 54,645,000
                             ============   ============   ============   ============   ============   ============

Income (loss) from
   operations ............   $  1,510,000   $  1,057,000   $   (144,000)  $(27,142,000)  $       --     $(24,719,000)
                             ============   ============   ============   ============   ============   ============
Interest income ..........   $    137,000   $    796,000   $       --     $     28,000   $   (796,000)  $    165,000
                             ============   ============   ============   ============   ============   ============
Interest expense .........   $  1,530,000   $     32,000   $      1,000   $    795,000   $   (796,000)  $  1,562,000
                             ============   ============   ============   ============   ============   ============
Provision for depreciation
   and amortization ......   $    574,000   $     28,000   $       --     $       --     $       --     $    602,000
                             ============   ============   ============   ============   ============   ============
Capital expenditures .....   $     31,000   $     36,000   $       --     $       --     $       --     $     67,000
                             ============   ============   ============   ============   ============   ============


THREE MONTHS ENDED
SEPTEMBER 30, 2005
Sales ....................   $ 69,023,000   $    536,000   $      7,000   $       --     $       --     $ 69,566,000
Inter-company sales ......           --       43,576,000           --             --      (43,576,000)          --
                             ------------   ------------   ------------   ------------   ------------   ------------
Total revenue ............   $ 69,023,000   $ 44,112,000   $      7,000   $       --     $(43,576,000)  $ 69,566,000
                             ============   ============   ============   ============   ============   ============

Income (loss) from
   operations ............   $    309,000   $  2,568,000   $    168,000   $    (34,000)  $       --     $  3,011,000
                             ============   ============   ============   ============   ============   ============
Interest income ..........   $     46,000   $    525,000   $       --     $    459,000   $   (524,000)  $    506,000
                             ============   ============   ============   ============   ============   ============
Interest expense .........   $  1,206,000   $     95,000   $       --     $    524,000   $   (524,000)  $  1,301,000
                             ============   ============   ============   ============   ============   ============
Provision for depreciation
   and amortization ......   $    462,000   $     26,000   $       --     $       --     $       --     $    488,000
                             ============   ============   ============   ============   ============   ============
Capital expenditures .....   $    186,000   $     75,000   $    112,000   $       --     $       --     $    373,000
                             ============   ============   ============   ============   ============   ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


                                                                                               ADJUSTMENTS
                                                                                                   AND
                             UNITED STATES        ASIA            MEXICO        LUXEMBOURG     ELIMINATIONS        TOTAL
                             -------------    -------------   -------------   -------------   -------------    -------------
NINE MONTHS ENDED
SEPTEMBER 30, 2006
Sales ....................   $ 172,538,000    $   2,526,000   $     (75,000)  $        --     $        --      $ 174,989,000
Inter-company sales ......            --         89,145,000            --              --       (89,145,000)            --
                             -------------    -------------   -------------   -------------   -------------    -------------
Total revenue ............   $ 172,538,000    $  91,671,000   $     (75,000)  $        --     $ (89,145,000)   $ 174,989,000
                             =============    =============   =============   =============   =============    =============

Income (loss) from
   operations ............   $   3,859,000    $   3,367,000   $    (547,000)  $ (27,144,000)  $        --      $ (20,465,000)
                             =============    =============   =============   =============   =============    =============
Interest income ..........   $     229,000    $   2,190,000   $        --     $     901,000   $  (2,188,000)   $   1,132,000
                             =============    =============   =============   =============   =============    =============
Interest expense .........   $   4,525,000    $     159,000   $      12,000   $   2,188,000   $  (2,188,000)   $   4,696,000
                             =============    =============   =============   =============   =============    =============
Provision for depreciation
   and amortization ......   $   2,302,000    $      82,000   $        --     $        --     $        --      $   2,384,000
                             =============    =============   =============   =============   =============    =============
Capital expenditures .....   $      63,000    $      67,000   $        --     $        --     $        --      $     130,000
                             =============    =============   =============   =============   =============    =============

Total assets .............   $ 114,484,000    $ 117,481,000   $  14,528,000   $ 183,588,000   $(325,588,000)   $ 104,493,000
                             =============    =============   =============   =============   =============    =============


NINE MONTHS ENDED
SEPTEMBER 30, 2005
Sales ....................   $ 163,828,000    $   1,006,000   $     100,000   $        --     $        --      $ 164,934,000
Inter-company sales ......            --        105,576,000            --              --      (105,576,000)            --
                             -------------    -------------   -------------   -------------   -------------    -------------
Total revenue ............   $ 163,828,000    $ 106,582,000   $     100,000   $        --     $(105,576,000)   $ 164,934,000
                             =============    =============   =============   =============   =============    =============

Income (loss) from
   operations ............   $    (537,000)   $   5,444,000   $    (192,000)  $     (34,000)  $        --      $   4,681,000
                             =============    =============   =============   =============   =============    =============
Interest income ..........   $     169,000    $   1,345,000   $        --     $   1,406,000   $  (1,344,000)   $   1,576,000
                             =============    =============   =============   =============   =============    =============
Interest expense .........   $   3,090,000    $     309,000   $       1,000   $   1,344,000   $  (1,344,000)   $   3,400,000
                             =============    =============   =============   =============   =============    =============
Provision for depreciation
 and amortization ........   $   1,664,000    $      75,000   $        --     $        --     $        --      $   1,739,000
                             =============    =============   =============   =============   =============    =============
Capital expenditures .....   $     278,000    $     175,000   $        --     $        --     $        --      $     453,000
                             =============    =============   =============   =============   =============    =============

Total assets .............   $ 141,941,000    $ 128,811,000   $  32,006,000   $ 212,387,000   $(354,447,000)   $ 160,698,000
                             =============    =============   =============   =============   =============    =============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


17.      LITIGATION

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands. Our complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto Consulting, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto Consulting. On or about April 26, 2006, Camuto Consulting served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. Camuto Consulting has also served a motion to dismiss our cause of action for fraudulent inducement. On or about May 22, 2006, we served our reply to Camuto Consulting's counterclaim. On or about April 27, 2006, Ms. Simpson served a motion seeking dismissal of the cause of action asserted against her. On or about May 10, 2006, we served our opposition to Ms. Simpson motion to dismiss. On or about June 14, 2006, we served a cross-motion seeking leave to amend our complaint to add Vincent Camuto as a defendant. On October 18, 2006, the Court:
(i) granted our cross-motion seeking leave to file a supplemental summons and amended complaint adding Vincent Camuto as a defendant and supplementing the allegations of fraud against Camuto Consulting; (ii) denied Camuto Consulting's motion to dismiss the cause of action for fraudulent inducement; and (iii) denied Ms. Simpson's motion to dismiss the cause of action asserted against her. On or about October 30, 2006, Camuto Consulting and Vincent Camuto served their answer to the amended complaint, with a counterclaim that is virtually identical to the original counterclaim. We intend to continue to vigorously defend Camuto's counterclaim and vigorously oppose Ms. Simpson's motion. Discovery in the matter has been underway since May 2006. A status conference is scheduled before the Court on November 21, 2006.

         Shortly before May 2004, Bazak International Corp. commenced an action against us in the New York County Supreme Court claiming that we breached an oral contract to sell a quantity of close-out goods, as a consequence of which Bazak was damaged to the extent of $1.3 million. Bazak International Corp. claimed that our liability exists under a theory of breach of contract or unjust enrichment. This case is currently pending in the United States District Court for the Southern District of New York and is scheduled for trial on November 27, 2006. We will continue to vigorously defend against the breach of contract and unjust enrichment claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include leading retailers, such as Kohl's, Chico's, Macy's Merchandising Group, Mervyn's, Mothers Work, Sears, Wal-Mart, Dillard's, Lane Bryant, Lerner New York, and the Avenue. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, t-shirts, shorts, blouses, shirts and other tops, dresses and jackets. Our private brands include American Rag Cie and Alain Weiz.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label net sales in the first nine months of 2006 were $135.8 million compared to $119.5 million in the first nine months of 2005.

         The exposure of developing private brands collections has created new opportunities within the private label business to add value in the development and marketing of new initiatives for Sears, Mothers Work, Avenue, Chico's, and other retailers. These initiatives were launched during 2005, and are on track to be significant growth areas for 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands net sales in the first nine months of 2006 were $39.2 million compared to $45.4 million in the first nine months of 2005. During the nine months ended September 30, 2006, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group for nine years, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $23.1 million in the first nine months of 2006.

         o ALAIN WEIZ: We continue to sell Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $4.6 million in the first nine months of 2006.

         o SOUVENIR BY CYNTHIA ROWLEY: In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July 2006.

         o GEAR 7: During the fourth quarter of 2005, K-Mart discontinued sales of Gear 7 products, which resulted in a decline in sales for this brand in the fourth quarter of 2005. We do not anticipate sales of Gear 7 branded apparel in 2006.

         o JESSICA SIMPSON brands: The JS by Jessica Simpson brand was originally launched as a denim line with Charming Shoppes. Net sales of JS by Jessica Simpson and Princy by Jessica Simpson, which is the department store and better specialty store brand, totaled $9.3 million in the first quarter of 2006. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, and we are presently in litigation with this licensor. Accordingly, we did not have any sales of Jessica Simpson branded apparel after the first quarter of 2006 and do not anticipate any sales unless and until we are able to successfully resolve our dispute and retain our rights to these brands.

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

NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets issued us unsecured promissory notes of $3,910,000 that mature on November 30, 2007 and secured promissory notes of $40,204,000 that mature on December 31, 2014 and are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables were $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, the purchasers have recently ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in a amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of approximately $14 million. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at September 30, 2006 is realizable. The entire reserve was recorded in the Luxembourg geographic reporting segment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, notes receivable - related parties reserve, intangible assets, income taxes, stock options valuation, and contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

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

         As of September 30, 2006, the balance in the allowance for returns, discounts and bad debts reserves was $3.3 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of September 30, 2006, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.5 million.

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

         In addition, accruals are also estimated for ongoing audits regarding U.S. Federal tax issues that are currently unresolved, based on our estimate of whether, and the extent to which, additional taxes will be due. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in any period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be. See Note 12 of the "Notes to Consolidated Financial Statements" for a discussion of current tax matters.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and tangible net worth as discussed in Note 8 of the "Notes to Consolidated Financial Statements." As of September 30, 2006, we were in violation with the EBITDA covenants and waivers were obtained during the default. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

VALUATION OF DERIVATIVE INSTRUMENTS

         Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Merton Option Pricing Formula (the

"Black-Scholes Model"). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 11 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                      -------------------------     -------------------------
                                         2006           2005           2006           2005
                                      ----------     ----------     ----------     ----------
Net sales .........................        100.0%         100.0%         100.0%         100.0%
Cost of sales .....................         78.4           79.1           78.9           78.8
                                      ----------     ----------     ----------     ----------
Gross profit ......................         21.6           20.9           21.1           21.2
Selling and distribution expenses .          4.7            4.1            4.7            4.7
General and administration expenses         12.0           10.6           11.4           12.3
Royalty expenses ..................          0.5            1.9            1.2            1.3
Loss on notes receivable - related
   parties ........................         49.7           --             15.5           --
                                      ----------     ----------     ----------     ----------
Income (loss) from operations .....        (45.3)           4.3          (11.7)           2.9
Interest expense ..................         (2.8)          (1.9)          (2.7)          (2.1)
Interest Income ...................          0.3            0.7            0.7            1.0
Interest in income (loss) of equity
   method investee ................          0.0            0.2            0.1            0.3
Other income ......................          0.2            0.1            0.1            0.1
Adjustment to fair value of
   derivative .....................          1.3           (0.0)           0.3           (0.0)
Other expense .....................          0.0           (0.0)          (0.2)          (0.0)
Minority interest in consolidated
   subsidiary .....................          0.0           (0.2)           0.0           (0.1)
                                      ----------     ----------     ----------     ----------
Income (loss) before taxes ........        (46.3)           3.2          (13.4)           2.1
Income taxes ......................          0.1            0.7            0.2            0.6
                                      ----------     ----------     ----------     ----------
Net income (loss) .................        (46.4)%          2.5%         (13.6)%          1.5%
                                      ==========     ==========     ==========     ==========

THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

         Net sales decreased by $14.9 million, or 21.4%, to $54.6 million in the third quarter of 2006 from $69.6 million in the third quarter of 2005. Sales of private label in the third quarter of 2006 were $46.1 million compared to $47.0 million in the same period of 2005, with the decrease resulting primarily from decreased sales to Wal-Mart, offset by increased sales to Charlotte Russe, Mothers Work and Mervyn's. Sales of private brands in the third quarter of 2006 were $8.5 million compared to $22.6 million in the same period of 2005 with the decrease resulting primarily from no sales of Gear7 and Jessica Simpson brands in the third quarter of 2006.

         Gross profit consists of net sales less product costs, direct labor, manufacturing overhead, duty, quota, freight in, brokerage, and warehousing. Gross profit decreased by $2.7 million to $11.8 million in the third quarter of 2006 from $14.5 million in the third quarter of 2005. The decrease in gross profit occurred primarily because of a decrease in sales. As a percentage of net sales, gross profit increased from 20.9% in the third quarter of 2005 to 21.6% in the third quarter of 2006. The increase in gross margin is primarily attributable to changes in customer mix in private label and improved sourcing in private brand business in the third quarter of 2006 as compared to the same period of 2005.

         Selling and distribution expenses decreased by $278,000, or 9.8%, to $2.6 million in the third quarter of 2006 from $2.8 million in the third quarter of 2005. As a percentage of net sales, these expenses increased to 4.7% in the third quarter of 2006 from 4.1% in the third quarter of 2005 due to decreased sales during the third quarter of 2006.

         General and administrative expenses decreased by $847,000, or 11.5%, to $6.6 million in the third quarter of 2006 from $7.4 million in the third quarter of 2005. The decrease was primarily due to reduced overhead associated with our private brands business. As a percentage of net sales, these expenses increased to 12.0% in the third quarter of 2006 from 10.6% in the third quarter of 2005 due to decreased sales during the third quarter of 2006.

         Royalty and marketing allowance expenses decreased by $1.0 million, or 79.5%, to $264,000 in the third quarter of 2006 from $1.3 million in the third quarter of 2005. As a percentage of net sales, these expenses decreased to 0.5% in the third quarter of 2006 from 1.9% in the third quarter of 2005.

         Loss on notes receivable - related parties was $27.1 million, or 49.7% of net sales, in the third quarter of 2006, compared to $0 in the third quarter of 2005. The purchasers of the Mexico assets have recently ceased providing fabric and are not currently making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 7 of the "Notes to Consolidated Financial Statements".

         Operating loss in the third quarter of 2006 was $24.7 million, or (45.3)% of net sales, compared to operating income of $3.0 million, or 4.3% of net sales, in the comparable period of 2005, primarily due to loss on notes receivable - related parties in the amount of $27.1 million and the other factors discussed above.

         Interest expense increased by $261,000, or 20.1%, to $1.6 million in the third quarter of 2006 from $1.3 million in the third quarter of 2005. As a percentage of net sales, this expense increased to 2.8% in the third quarter of 2006 from 1.9% in the third quarter of 2005. Interest income decreased by $341,000, or 67.3%, to $165,000 in the third quarter of 2006 from $506,000 in the third quarter of 2005. Other income was $109,000 in the third quarter of 2006, compared to $39,000 in the third quarter of 2005. Adjustment to fair value of derivative was $729,000 in the third quarter of 2006, compared to $0 in the third quarter of 2005. Other expense was $0 in the third quarter of 2006 and 2005.

         Losses allocated to minority interests in the third quarter of 2006 were $14,000, representing the minority partner's share of losses in PBG7. Income allocated to minority interests in the third quarter of 2005 were $164,000, representing the minority partner's share of profit in PBG7.

FIRST NINE MONTHS OF 2006 COMPARED TO FIRST NINE MONTHS OF 2005

         Net sales increased by $10.1 million, or 6.1%, to $175.0 million in the first nine months of 2006 from $164.9 million in the first nine months of 2005. Sales of private label in the first nine months of 2006 were $135.8 million compared to $119.5 million in the same period of 2005, with the increase resulting primarily from increased sales to Kohl's, Charlotte Russe, Chico's, Mervyn's and Mothers Work and offset by decreased sales to Wal-Mart and Lerner. Sales of private brands in the nine months of 2006 were $39.2 million compared to $45.4 million in the same period of 2005.

         Gross profit increased by $2.0 million to $37.0 million in the first nine months of 2006 from $34.9 million in the first nine months of 2005. The increase in gross profit occurred primarily because of an increase in sales. As a percentage of net sales, gross profit decreased slightly from 21.2% in the first nine months of 2005 to 21.1% in the first nine months of 2006.

         Selling and distribution expenses increased by $483,000, or 6.2%, to $8.3 million in the first nine months of 2006 from $7.8 million in the first nine months of 2005, due primarily to increased sales. As a percentage of net sales, these expenses remained unchanged at 4.7% for the first nine months of 2005 and 2006.

         General and administrative expenses decreased by $356,000, or 1.8%, to $19.9 million in the first nine months of 2006 from $20.3 million in the first nine months of 2005. As a percentage of net sales, these expenses decreased to 11.4% in the first nine months of 2006 from 12.3% in the first nine months of 2005 due to increased sales during the first nine months 2006. Included in the general and administrative expenses in the first nine months of 2006 was $284,000 of expensing the financing cost paid to the placement agent and the remaining value of the warrants to placement agent and $171,000 of prepayment penalty paid to the debenture holders as a result of the repayment of the Debentures.

         Royalty and marketing allowance expenses decreased by $82,000, or 3.8%, to $2.1 million in the first nine months of 2006 from $2.2 million in the first nine months of 2005. As a percentage of net sales, these expenses decreased to 1.2% in the first nine months of 2006 from 1.3% in the first nine months of 2005.

         Loss on notes receivable - related parties was $27.1 million, or 15.5% of net sales, in the first nine months of 2006, compared to $0 in the first nine months of 2005. The purchasers of the Mexico assets have recently ceased providing fabric and are not currently making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 7 of the "Notes to Consolidated Financial Statements".

         Operating loss for the first nine months of 2006 was $20.5 million, or (11.7)% of net sales, compared to operating income of $4.7 million, or 2.9% of net sales, in the comparable prior period of 2005 as a result of the loss on notes receivable - related parties in the amount of $27.1 million and the other factors discussed above.

         Interest expense increased by $1.3 million or 38.1%, to $4.7 million in the first nine months of 2006 from $3.4 million in the first nine months of 2005. As a percentage of net sales, this expense increased to 2.7% in the first nine months of 2006 from 2.1% in the first nine months of 2005. The increase was primarily due to expensing $711,000 in the first nine months of 2006 of debt discount related to the intrinsic value of the conversion option of Debentures and the remaining value of the warrants to holders of Debentures as a result of the repayment of the Debentures in June 2006. Interest income decreased by $444,000 or 28.2%, to $1.1 million in the first nine months of 2006 from $1.6 million in the first nine months of 2005. Other income was $233,000 in the first nine months of 2006, compared to $278,000 in the first nine months of 2005. Adjustment to fair value of derivative was $511,000 in the first nine months of 2006, compared to $0 in the first nine months of 2005. Other expense was $400,000 in the first nine months of 2006, compared to $0 in the first nine months of 2005.

         Losses allocated to minority interests in the first nine months of 2006 were $18,000, representing the minority partner's share of losses in PBG7. Income allocated to minority interests in the first nine months of 2005 were $164,000, representing the minority partner's share of profit in PBG7.

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

         Cash flows for the nine months ended September 30, 2006 and 2005 were as follows (dollars in thousands):

CASH FLOWS:                                             2006             2005
                                                      --------         --------
Net cash provided by (used in)
  operating activities .......................        $ 10,297         $(22,802)
Net cash provided by investing
  activities .................................        $  1,125         $  3,316
Net cash (used in) provided by
  financing activities .......................        $(12,087)        $ 19,908

         During the first nine months of 2006,  net cash  provided by  operating activities was $10.3 million, as compared to net cash used in operating activities of $22.8 million for the same period in 2005. Net cash provided by operating activities in the first nine months of 2006 resulted primarily from a net loss of $23.9 million and the decrease of $15.1 million in accounts payable, offset by $27.1 million of loss on notes receivable - related parties, $2.4 million of depreciation and amortization expense, a decrease of $7.3 million in accounts receivable, and a decrease in inventory of $11.2 million. The decrease in inventory was primarily due to the increase in sales in the first nine months of 2006, and the decrease in accounts payable resulted from the pay down of payables.

         During the first nine months of 2006, net cash provided by investing activities was $1.1 million, as compared to net cash provided by investing activities of $3.3 million for the same period in 2005. Net cash provided by investing activities in the first nine months of 2006 resulted primarily from the collection on notes receivable.

         During the first nine months of 2006, net cash used in financing activities was $12.1 million, as compared to net cash provided by financing activities of $19.9 million for the same period in 2005. Net cash used in financing activities in the first nine months of 2006 resulted primarily from $1.3 million net repayments of our short-term bank borrowings, net repayments of our long-term obligations of $16.5 million, and repayments of borrowings from convertible debentures of $6.9 million, offset by financing of $15.5 million under our credit facility with Guggenheim.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of September 30, 2006 (in millions):

                                                          PAYMENTS DUE BY PERIOD
                                          ----------------------------------------------------
                                                       Less     Between    Between
                                                       than       2-3        4-5       After
CONTRACTUAL OBLIGATIONS                    Total      1 year     years      years     5 years
                                          --------   --------   --------   --------   --------
Long-term debt (1) ....................   $   45.1   $   23.4   $    3.9   $   17.8   $   --
Operating leases ......................        9.2        1.5        2.5        2.5        2.7
Minimum royalties .....................       14.6        5.1        3.5        2.4        3.6
Purchase commitment ...................       45.4        9.2       10.0       10.0       16.2
                                          --------   --------   --------   --------   --------
Total Contractual Cash Obligations ....   $  114.3   $   39.2   $   19.9   $   32.7   $   22.5

(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of September 30, 2006, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $9.8 million.

                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  -------------------------------------------------
                                       TOTAL
                                      AMOUNTS        LESS       BETWEEN      BETWEEN
COMMERCIAL COMMITMENTS               COMMITTED       THAN        2 -3         4 -5         AFTER
   AVAILABLE TO US                     TO US        1 YEAR       YEARS        YEARS       5 YEARS
----------------------------------   ----------   ----------   ----------   ----------   ----------
Lines of credit ..................   $     80.0   $     80.0   $     --     $     --     $     --
Letters of credit (within lines of
   credit) .......................   $     25.0   $     25.0   $     --     $     --     $     --
Total commercial commitments .....   $     80.0   $     80.0   $     --     $     --     $     --

         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we could arrange for the issuance of letters of credit and acceptances. The facility was collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by us and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. Under this facility, we were subject to certain restrictive covenants, including that we maintain a specified tangible net worth, fixed charge ratio, and leverage ratio. Additionally, Gerard Guez, our Chairman and Interim Chief Executive Officer, pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On June 9, 2006, we completed the pay-off of all remaining amounts due under the letter of credit facility with UPS. As a result of the payment of these obligations, the letter of credit facility was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of September 30, 2006, $0 was outstanding under this facility with UPS.

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

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In October 2005, a tax loan for HKD 6.233 million (equivalent to US $804,000) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9.25% per annum at September 30, 2006. As of September 30, 2006, $70,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.75% per annum at September 30, 2006, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.6% per annum at September 30, 2006. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of September 30, 2006, $12.3 million was outstanding under this facility. In addition, $4.7 million of open letters of credit was outstanding and $8.0 million was available for future borrowings as of September 30, 2006.

         As of September 30, 2006, the total balance outstanding under the DBS credit facilities was $12.4 million (classified above as follows: $4.5 million in import trade bills payable, $3.8 million in bank direct acceptances and $4.1 million in other Hong Kong credit facilities).

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

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at September 30, 2006. As of September 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $19.7 million was outstanding with respect to receivables factored under the GMAC CF facility at September 30, 2006.

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

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. As of September 30, 2006, $352,000 was amortized.

         Durham Capital Corporation acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham Capital a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham Capital a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham Capital and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. As of September 30, 2006, $23,000 was amortized.

         The Guggenheim facility bore interest at 12.33% per annum at September 30, 2006. As of September 30, 2006, we were in violation with the EBITDA covenant and a waiver was obtained during the default. A total of $10.9 million, net of $4.6 million of debt discount, was outstanding under this facility at September 30, 2006.

         As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and Emerging Issues Task
Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). This is because we granted the warrant holders certain registration rights that are outside our control. In accordance with SFAS No. 133, the warrants are being valued at each reporting period. Changes in fair value are recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS 133, re-evaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders are limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified from debt to equity in accordance with EITF 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to $4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations.

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

         In June 2005, holders of our convertible debentures converted an aggregate of $2.3 million of convertible debentures into 1,133,687 shares of our common stock. In August 2005, holders of our convertible debentures converted an aggregate of $820,000 of convertible debentures into 410,000 shares of our common stock. These convertible debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the first nine months of 2006 was $237,000. Total deferred financing cost amortized in the first nine months of 2006 was $95,000. Total interest paid to the holders of the convertible debentures in the first nine months of 2006 was $198,000. On June 26, 2006, we paid off the remaining balance of the outstanding convertible debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the convertible debentures were terminated effective June 26, 2006. Upon paying off the convertible debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of the convertible debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed.

         On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bore interest at the rate of 5.5% per annum and was payable in weekly installments of $200,000 beginning on March 1, 2006. This was an unsecured loan. We paid off the remaining balance of this loan in July 2006.

         We had three equipment loans outstanding at December 31, 2005. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. In August 2006, we entered into a new auto loan that bears interest at 4.75% payable in installment through 2008. As of September 30, 2006, $46,000 was outstanding under the three remaining loans.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of September 30, 2006, $164,000 was outstanding under this facility (classified above under import trade bills payable) and $1.0 million of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

RELATED PARTY TRANSACTIONS

         We lease our executive offices in Los Angeles, California from GET, a corporation which is owned by Gerard Guez (our Chairman and Interim Chief
Executive Officer) and Todd Kay (our Vice Chairman), both of which are significant shareholders. Additionally, we lease our warehouse and office space in Hong Kong from Lynx

International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $807,000 and $764,000 in rent in the nine months ended September 30, 2006 and 2005, respectively, for office and warehouse facilities. During the first seven months of 2006, our Los Angeles offices and warehouse was leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On January 1, 2006, we renewed our lease agreement with Lynx International Limited for our office space in Hong Kong for one year.

         On May 1, 2006, we sublet our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez, our Chairman and Interim Chief Executive Officer. We received $125,000 in rental income from this sublease in the nine months ended September 30, 2006.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to be its buying agent to source and purchase apparel merchandises.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, maturing on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. Included in the $41.0 million notes receivable - related party on the accompanying balance sheet as of September 30, 2006 was $1.3 million of Mexico value added taxes on the real property component of this transaction. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment  agreement  we  entered  into at the time of the  sale of the  Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, the purchasers have recently ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We will continue to pursue payments on the notes receivable and believe the remaining $14 million balance at September 30, 2006 is realizable. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $0 and $4.1 million of fabric from Acabados y Terminados in the nine months ended September 30, 2006 and 2005, respectively. In addition to the notes receivable, net amount due from these parties as of September 30, 2006 was $412,000, related to reimbursement expenses.

         From time to time in the past, we borrowed funds from, and advanced funds to, Mr. Guez. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2006 was approximately $2,234,000. At September 30, 2006, the entire balance due from Mr. Guez totaling $2.2 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $129,000 and $165,000 for the nine months ended September 30, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $226,000 and $321,000 for the nine months ended September 30, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         At September 30, 2006, we had various employee receivables totaling $258,000 included in due from related parties.

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

         At September 30, 2006, Messrs. Guez and Kay beneficially owned 590,000 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc., collectively representing approximately 8.7% of Tag-It Pacific's common stock. Tag-It Pacific is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It Pacific assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It Pacific no longer manages our trim and packaging requirements. We purchased $205,000 and $55,000 of trim inventory from Tag-It Pacific in the nine months ended September 30, 2006 and 2005, respectively. Our sales of garment accessories to Tag-It Pacific were $39,000 and $0 in the nine months ended September 30, 2006 and 2005, respectively. We purchased $0 and $135,000 of finished goods and services from Azteca and its affiliates in the nine months ended September 30, 2006 and 2005, respectively. Our sales of fabric and services to Azteca in the nine months ended September 30, 2006 and 2005 was $9,000 and $63,000, respectively. Net amount due from these related parties as of September 30, 2006 was $5.5 million.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2006, the end of the period covered by this report. Members of the our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the further quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer during the third quarter of 2006.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands. Our complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto Consulting, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto Consulting. On or about April 26, 2006, Camuto Consulting served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. Camuto Consulting has also served a motion to dismiss our cause of action for fraudulent inducement. On or about May 22, 2006, we served our reply to Camuto Consulting's counterclaim. On or about April 27, 2006, Ms. Simpson served a motion seeking dismissal of the cause of action asserted against her. On or about May 10, 2006, we served our opposition to Ms. Simpson motion to dismiss. On or about June 14, 2006, we served a cross-motion seeking leave to amend our complaint to add Vincent Camuto as a defendant. On October 18, 2006, the Court:
(i) granted our cross-motion seeking leave to file a supplemental summons and amended complaint adding Vincent Camuto as a defendant and supplementing the allegations of fraud against Camuto Consulting; (ii) denied Camuto Consulting's motion to dismiss the cause of action for fraudulent inducement; and (iii) denied Ms. Simpson's motion to dismiss the cause of action asserted against her. On or about October 30, 2006, Camuto Consulting and Vincent Camuto served their answer to the amended complaint, with a counterclaim that is virtually identical to the original counterclaim. We intend to continue to vigorously defend Camuto's counterclaim and vigorously oppose Ms. Simpson's motion. Discovery in the matter has been underway since May 2006. A status conference is scheduled before the Court on November 21, 2006.

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

         Five customers accounted for approximately 64% and 48% of our net sales in first nine months of 2006 and 2005, respectively. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

OUR BUSINESS IS SUBJECT TO RISKS OF OPERATING IN A FOREIGN COUNTRY AND TRADE RESTRICTIONS.

         Approximately 81% of our products were imported from outside the U.S. in fiscal 2005. We are subject to the risks associated with doing business in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers and cultural issues. Any changes in those countries' labor laws and government regulations may have a negative effect on our profitability.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of September 30, 2006, our executive officers and directors and their affiliates owned approximately 43% of the outstanding shares of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33.1% and 8.4%, respectively, of the outstanding shares of our common stock at September 30, 2006. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 6.  EXHIBITS.

Exhibit
Number   Description
-------  -----------------------------------------------------------------------
10.39.1 Amendment No. 1 to Credit Agreement, dated July 5, 2006, by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc., the Guarantor a party thereto, the Lenders a party thereto and Guggenheim Corporate Funding, LLC.

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

                                           TARRANT APPAREL GROUP

Date:    November 14, 2006                 By: /s/ Corazon Reyes
                                               ---------------------------------
                                               Corazon Reyes,
                                               Chief Financial Officer


Date:    November 14, 2006                 By: /s/ Gerard Guez
                                               ---------------------------------
                                               Gerard Guez,
                                               Interim Chief Executive Officer