Form 10-K/A
period 2005-12-31
TARRANT APPAREL GROUP
filed 2007-01-31
CIK 944948

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

                                  COMMON STOCK

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

         Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

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

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-K/A for the year ended December 31, 2005 (the "Amended Annual Report"), to amend our Annual Report on Form 10-K for the year ended December 31, 2005 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006. The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 31, 2006. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

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

OVERVIEW

         Tarrant Apparel Group is a design and sourcing provider of private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our private brands include American Rag Cie, No! Jeans, Alain Weiz, Gear 7, Souvenir by Cynthia Rowley and brands associated with Jessica Simpson, which include "JS by Jessica Simpson", "Princy by Jessica Simpson" and "Sweet Kisses by Jessica Simpson."

         We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net income (loss) for the years ended December 31, 2003, 2004 and 2005 were as follows (dollars in thousands):

REVENUES AND NET LOSS:                  2003             2004             2005
                                     ---------        ---------        ---------
Net sales ....................       $ 320,423        $ 155,453        $ 214,648
Net income (loss) ............       $ (35,885)       $(104,677)       $     993


         Cash flows for the years ended December 31, 2003, 2004 and 2005 were as follows (dollars in thousands):

CASH FLOWS:                                  2003          2004          2005
                                           --------      --------      --------
Net cash provided by (used in)
  operating activities ...............     $  9,935      $ 12,168      $(12,900)
Net cash provided by (used in)
  investing activities ...............     $ (1,504)     $  1,250      $  3,555
Net cash provided by (used in)
  financing activities ...............     $ (6,295)     $(15,552)     $  9,772

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                                 YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           2003           2004           2005
                                                        ----------     ----------     ----------
Net sales ...........................................      100.0 %        100.0 %        100.0 %
Cost of sales .......................................         90.0           86.5           79.1
                                                        ----------     ----------     ----------
Gross profit ........................................         10.0           13.5           20.9
Selling and distribution expenses ...................          3.5            6.0            5.0
General and administration expenses .................          9.9           20.6           12.5
Royalty Expenses ....................................          0.1            0.4            1.7
Impairment charges ..................................          7.0           50.2           --
Cumulative translation loss .........................         --             14.7           --
                                                        ----------     ----------     ----------

Income (loss) from operations .......................        (10.5)         (78.4)           1.7
Interest expense ....................................         (1.7)          (1.8)          (2.2)
Interest income .....................................          0.1            0.2            1.0
Minority interest ...................................          1.0            9.9            0.0
Interest in income of equity method investee ........          0.0            0.5            0.3
Other income ........................................          1.5            4.1            0.1
Other expense .......................................         (0.3)          (0.3)          (0.0)
                                                        ----------     ----------     ----------

Income (loss) before provision for income taxes .....         (9.9)         (65.8)           0.9
Provision for income taxes ..........................         (1.3)          (1.5)          (0.4)
                                                        ----------     ----------     ----------

Net Income (loss) ...................................        (11.2)%        (67.3)%          0.5%
                                                        ==========     ==========     ==========

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                         QUARTER ENDED

                    MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30   SEP. 30   DEC. 31
                     2004       2004       2004       2004       2005       2005      2005      2005
                    -------    -------    -------    -------    -------    -------   -------   -------
Net Sales .......   $  42.2    $  38.5    $  38.1    $  36.7    $  44.8    $  50.5   $  69.6   $  49.7
Gross profit ....       7.5        5.3        4.1        4.1        8.9       11.5      14.5      10.0
Operating income
 (loss) .........      (6.0)     (84.6)      (3.6)     (27.6)       0.2        1.5       3.0      (1.1)
Net income (loss)      (3.0)     (68.6)      (4.0)     (29.1)      (0.1)       0.9       1.7      (1.5)

                                                            QUARTER ENDED

                    MAR. 31     JUN. 30     SEP. 30     DEC. 31     MAR. 31     JUN. 30    SEP. 30    DEC. 31
                     2004        2004        2004        2004        2005        2005       2005       2005
                    -------     -------     -------     -------     -------     -------    -------    -------
Net sales .......     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%     100.0%     100.0%
Gross profit ....      17.8        13.7        10.9        11.1        20.0        22.7       20.9       20.0
Operating income
 (loss) .........     (14.1)     (219.8)       (9.5)      (75.2)        0.5         2.8        4.3       (2.1)
Net income (loss)      (7.1)     (178.1)      (10.5)      (79.3)       (0.2)        1.7        2.5       (3.0)

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

         Cash flows for the years ended December 31, 2003, 2004 and 2005 were as follows (dollars in thousands):

CASH FLOWS:                                  2003          2004          2005
                                           --------      --------      --------
Net cash provided by (used in)
  operating activities ...............     $  9,935      $ 12,168      $(12,900)
Net cash provided by (used in)
  investing activities ...............     $ (1,504)     $  1,250      $  3,555
Net cash provided by (used in)
  financing activities ...............     $ (6,295)     $(15,552)     $  9,772

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2005 (in millions):

                                                                PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                Less than     Between      Between       After
                                            Total        1 year     2-3 years    4-5 years     5 years
---------------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term .............................   $     36.3   $     36.1   $      0.2   $     --     $     --
debt(1)
Convertible debentures, net ...........   $      6.9   $     --     $      6.9   $     --     $     --
Operating leases ......................   $      6.8   $      1.2   $      1.3   $      1.2   $      3.1
Minimum royalties .....................   $     17.2   $      4.9   $      5.5   $      2.2   $      4.6
Purchase commitment ...................   $     45.4   $      5.4   $     10.0   $     10.0   $     20.0
                                          ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations ....   $    112.6   $     47.6   $     23.9   $     13.4   $     27.7
---------------------------------------

(1) Excludes interest on long-term debt obligations. Based on outstanding borrowings as of December 31, 2005, and assuming all such indebtedness remained outstanding during 2006 and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $3.4 million.

                                                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        TOTAL AMOUNTS   -------------------------------------------------------------
OTHER COMMERCIAL                          COMMITTED       Less than        Between         Between          After
COMMITMENTS AVAILABLE TO US                 TO US           1 year        2-3 years       4-5 years        5 years
-------------------------------------   -------------   -------------   -------------   -------------   -------------
Lines of credit .....................   $        61.9   $        61.9         --              --              --
Letters of credit
  (within lines of credit) ..........   $        16.9   $        16.9         --              --              --
Total Commercial Commitments ........   $        61.9   $        61.9         --              --              --

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

         From time to time in the past we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2005 was approximately $4,766,000. At December 31, 2005, the entire balance due from Mr. Guez totaling $2.3 million was reflected as a reduction of shareholders' equity. All advances to, and borrowings from, Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $374,000, $370,000 and $209,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $400,000 and $397,000 for the years ended December 31, 2004 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

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

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates (primarily prime rates), we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year. As of December 31, 2005, we had $7.1 million of fixed-rate borrowings and $49.1 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $0.5 million on our variable-rate borrowings.

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

         CHANGES IN CONTROLS AND PROCEDURES

         During the fourth quarter of 2005, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                    TARRANT APPAREL GROUP

                                              By:   /S/ GERARD GUEZ
                                                    ----------------------------
                                                    Gerard Guez
                                                    Chairman of the Board

                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                          DATE

                               Chief Executive Officer          January 31, 2007
     /S/ GERARD GUEZ           and Chairman of the Board
--------------------------     of Directors (Principal
       Gerard Guez             Executive Officer)

            *                  Vice Chairman of the             January 31, 2007
--------------------------     Board of Directors
        Todd Kay

    /S/ CORAZON REYES          Chief Financial Officer,
                               Treasurer and Director           January 31, 2007
--------------------------     (Principal Financial and
      Corazon Reyes            Accounting Officer)


            *                  Director                         January 31, 2007
--------------------------
     Milton Koffman

            *                  Director                         January 31, 2007
--------------------------
    Stephane Farouze

            *                  Director                         January 31, 2007
--------------------------
     Mitchell Simbal

            *                  Director                         January 31, 2007
--------------------------
     Joseph Mizrachi

            *                  Director                         January 31, 2007
--------------------------
       Simon Mani


* By:    /S/ CORAZON REYES
         ----------------------------------
         Corazon Reyes, As Attorney-In-Fact

                              TARRANT APPAREL GROUP

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

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

10.4.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Gerard Guez.* (10)

10.4.3 Third Amendment to Employment Agreement, effective as of April 1, 2004, between Tarrant Apparel Group and Gerard Guez.* (20)

10.5 Employment Agreement effective January 1, 1998, by and between Tarrant Apparel Group and Todd Kay.* (4)

10.5.1 First Amendment to Employment Agreement dated as of January 10, 2000 by and between Todd Kay and Tarrant Apparel Group.* (6)

10.5.2 Second Amendment to Employment Agreement dated April 1, 2003 between Tarrant Apparel Group and Todd Kay.* (10)


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

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
         (10)


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

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

10.13.16 Amendment Agreement to Charge Over Shares dated December 31, 2004 by and between Tarrant Luxembourg Sarl and UPS Capital Global Trade Finance Corporation. (23)

10.13.17 Eleventh Deed of Variation to Syndicated Letter of Credit Facility among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (25)

10.13.18 Twelfth Deed of Variation to Syndicated Letter of Credit Facility effective as of June 27, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (25)

10.13.19 First Deed of Variation to Loan Agreement effective as of June 27, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (25)


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

10.13.20 Second Deed of Variation to Loan Agreement effective as of July 29, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)

10.13.21 Thirteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of July 29, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)

10.13.22 Fourteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of August 31, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (26)

10.13.23 Fifteenth Deed of Variation to Syndicated Letter of Credit Facility effective as of October 31, 2005 among Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited and UPS Capital Global Trade Finance Corporation. (27)

10.14 Assignment of Promissory Note by Tarrant Apparel Group to Tarrant Company Limited and to Trade Link Holdings Company dated December 26, 2001. (7)

10.15 Exclusive Distribution Agreement dated April 1, 2003, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (9)

10.15.1 Amendment No. 1 to Exclusive Distribution Agreement dated as of June 22, 2004, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (19)

10.15.2 Amendment No. 2 to Exclusive Distribution Agreement dated as of March 7, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc. (24)

10.15.3 Trademark Sublicense Agreement dated as of March 3, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc. (24)

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


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

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

10.31    Form of Common Stock Purchase Warrant. (22)

10.32 Promissory Note in the principal amount of $5,000,000 dated as of February 15, 2005, issued by Tarrant Apparel Group in favor of Max Azria. (24)

10.33 Tenancy Agreement, dated July 1, 2005, between Tarrant Company Limited and Lynx International Limited. (26)

14.1     Code of Ethical Conduct. (17)

21.1     Subsidiaries. (27)

23.1     Consent of Singer Lewak Greenbaum & Goldstein LLP. (27)

23.2     Consent of Grant Thornton LLP. (27)

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

-------------------------------
*        Management contract or compensatory plan or arrangement.

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

(27)     Previously filed on Form 10-K for the year ended December 31, 2005.


