Form 10-Q/A
period 2006-09-30
TARRANT APPAREL GROUP
filed 2007-01-31
CIK 944948

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

         We are filing this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2006 (the "Amended Quarterly Report"), to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the "Original Quarterly Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2006. The Company is filing this Amended Quarterly Report in response to comments received from the SEC. The following Items amend the Original Quarterly Report, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Quarterly Report is as of September 30, 2006. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Quarterly Report.

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

         The credit facilities with GMAC CF and Guggenheim prohibit us from paying dividends or other distributions on our common stock. In addition, the credit facility with GMAC CF prohibits our subsidiaries that are borrowers under the facility from paying dividends or other distributions to us, and the credit facility with DBS prohibits our Hong Kong facilities from paying any dividends or other distributions or advances to us. We are also restricted in making advances to and borrowing funds from our subsidiaries under the Guggenheim credit facility.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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
                                         ==========   ==========

14.      RELATED PARTY TRANSACTIONS

         As of September 30, 2006, related party affiliates were indebted to us in the amounts of $8.3 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2006 was approximately $2,234,000. At September 30, 2006, the entire balance due from Mr. Guez totaling $2.2 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $129,000 and $165,000 for the nine months ended September 30, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $226,000 and $321,000 for the nine months ended September 30, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

         The credit facilities with GMAC CF and Guggenheim prohibit us from paying dividends or other distributions on our common stock. In addition, the credit facility with GMAC CF prohibits our subsidiaries that are borrowers under the facility from paying dividends or other distributions to us, and the credit facility with DBS prohibits our Hong Kong facilities from paying any dividends or other distributions or advances to us. We are also restricted in making advances to and borrowing funds from our subsidiaries under the Guggenheim credit facility.

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

         From time to time in the past we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2006 was approximately $2,234,000. At September 30, 2006, the entire balance due from Mr. Guez totaling $2.2 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $129,000 and $165,000 for the nine months ended September 30, 2006 and 2005, respectively. Mr. Guez paid expenses on our behalf of approximately $226,000 and $321,000 for the nine months ended September 30, 2006 and 2005, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

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

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of September 30, 2006, we had $0.2 million of fixed-rate borrowings and $43.1 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $0.4 million on our variable-rate borrowings.

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

         CHANGES IN CONTROLS AND PROCEDURES

         During the third quarter ended September 30, 2006, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS.

Exhibit
Number   Description
-------  -----------------------------------------------------------------------
10.39.1 Amendment No. 1 to Credit Agreement, dated July 5, 2006, by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc., the Guarantor a party thereto, the Lenders a party thereto and Guggenheim Corporate Funding, LLC.*

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

----------
* Previously filed on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TARRANT APPAREL GROUP

Date:     January 31, 2007                 By: /s/ Corazon Reyes
                                               ---------------------------------
                                               Corazon Reyes,
                                               Chief Financial Officer


Date:     January 31, 2007                 By: /s/ Gerard Guez
                                               ---------------------------------
                                               Gerard Guez,
                                               Interim Chief Executive Officer