Form 10-K
period 2006-12-31
TARRANT APPAREL GROUP
filed 2007-03-27
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

       Registrant's telephone number, including area code: (323) 780-8250

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
       Common Stock                             Nasdaq Global Market

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

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant is approximately $34,264,994 based upon the closing price of the Common Stock on June 30, 2006.

         Number of shares of Common Stock of the Registrant outstanding as of March 23, 2007: 30,543,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                              TARRANT APPAREL GROUP
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business.....................................................    1

Item 1A.      Risk Factors.................................................   10

Item 1B.      Unresolved Staff Comments....................................   16

Item 2.       Properties...................................................   17

Item 3.       Legal Proceedings............................................   17

Item 4.       Submission of Matters to a Vote of Security Holders..........   18

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities.........   18

Item 6.       Selected Financial Data......................................   20

Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................   22

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ..   45

Item 8.       Financial Statements and Supplementary Data..................   46

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................   46

Item 9A.      Controls and Procedures......................................   46

Item 9B.      Other Information............................................   46

PART III

Item 10.      Directors and Executive Officers of the Registrant...........   46

Item 11.      Executive Compensation.......................................   46

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters................   47

Item 13.      Certain Relationships and Related Transactions...............   47

Item 14.      Principal Accounting Fees and Services.......................   47

PART IV

Item 15.      Exhibits and Financial Statement Schedules...................   47

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2006 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Those statements include statements regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, our ability to face stiff competition, profitably manage a sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, general economic conditions, global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein. See "Item 1A. Risk Factors."

ITEM 1.  BUSINESS

OVERVIEW

         Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy's Merchandising Group, Kohl's, Mervyn's, Mothers Work, Chico's, New York & Co., Wal-Mart, Charlotte Russe, the Avenue, Lane Bryant, Sears, and J.C. Penney. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts and other tops and jackets.

         In 2004 and 2005, our net sales were $155 million and $215 million, respectively. In 2006, our net sales increased by 8.3% to $232 million. In 2004, we experienced a net loss of $104.7 million, which included non-cash charges of $22.8 million of foreign currency translation loss and $78.0 million of asset impairments. In 2005, we experienced net income of $1.0 million. In 2006, we experienced a net loss of $22.2 million, which included a non-cash charge of $27.1 million of a loss on notes receivable - related parties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We launched our private brands initiative in 2003, in which we acquire ownership of or license rights to a brand name and sell apparel products under the brand, generally to a single retail company within a geographic region. At March 27, 2007, we are selling apparel products under the following brands at the following retailers:

         BRAND                              STORES
         -----                              ------

         American Rag CIE                   Macy's Merchandising Group
         Alain Weiz                         Specialty stores, department stores

         During 2005 we sold Gear 7 branded apparel to K-Mart. During the fourth quarter of 2005, K-Mart decided to discontinue this line, and we did not have sales of Gear 7 products in 2006. Additionally, in March 2006, we terminated our license agreement for the brand House of Dereon by Tina Knowles, and sold our remaining inventory to the licensor. As a result, we will no longer sell apparel products under this private brand. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. Accordingly, we did not have sales of Jessica Simpson branded apparel after the first quarter of 2006, and will not have sales in the future unless and until we successfully resolve our dispute with the licensor.

RECENT DEVELOPMENTS - THE BUFFALO GROUP

         On December 6, 2006, we entered into a definitive stock and asset purchase agreement to acquire certain assets and entities comprising The Buffalo Group. The Buffalo Group designs, imports and sells contemporary branded apparel and accessories, primarily in Canada and the United States. For further description of The Buffalo Group and a summary of the material terms of the definitive purchase agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation".

         The proposed acquisition of The Buffalo Group is part of our strategy to grow and diversify our business. We believe its benefits to us will include:

         o Expanding our operations by adding additional proprietary brands and products to compete more effectively;

         o Expanding the scope, scale and strength of our operations by expanding its marketing, sales and distribution capabilities;

         o Enhancing our capabilities to compete in Canada, the United States and other markets; and utilize The Buffalo Group's existing sales and marketing infrastructure as a platform for expanding sales of our apparel products; and

         o Providing opportunities for us to penetrate new markets and expand our share in existing markets.

         The Buffalo Group was started in 1985 as the distributor of Buffalo branded products in Canada. Initially, the Buffalo brand was a denim line, but it has been expanded over time. In 1993, The Buffalo Group widened its customer base by adding U.S. retailers. In 2000, The Buffalo Group started a private label business for retailers in Canada and the U.S. In 1996, Buffalo opened its first retail store in Canada and it currently operates 45 retail stores in Canada. Over this time Buffalo has added additional brand names to its line. It has also developed a licensing program for the Buffalo brand for the sale of apparel-related products in Canada, and the sale of apparel products in foreign countries.

         We will be filing a definitive proxy statement and other documents concerning the proposed transaction with the Securities and Exchange Commission ("SEC"). Shareholders are urged to read the proxy statement when it becomes available and any other relevant documents filed with the SEC because they will contain important information on the proposed transaction.

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

PRODUCTS

         Women's jeans historically have been, and continue to be, our principal product. Our products also include moderately priced women's apparel to include casual, non-denim, fabrications including twill and other cotton and cotton blends, in woven tops and bottoms. Our women's apparel products currently include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts, other tops and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $5 to over $30 per garment. We have produced men's and children's apparel in varying significance for the last several years.

         Over the past three years, approximately 64% of net sales were derived from the sales of pants and jeans, approximately 6% from the sale of shorts, approximately 13% from the sale of shirts, blouses and tops and approximately 6% from the sale of skirts and skort-alls. The balance of net sales consisted of sales of dresses, jackets and other products.

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

         The following table shows the percentage of our net sales in fiscal year 2006 attributable to each customer that accounted for more than 10% of net sales.

                                                     PERCENTAGE OF NET SALES
                                                     -----------------------
         CUSTOMER                                             2006
         -----------------------------------         -----------------------
         Macy's Merchandising Group.........                  18.9
         Kohl's.............................                  14.1
         Mervyn's...........................                  11.9


         We currently serve over 15 customers, which in addition to those identified above, include, Mothers Work, Chico's, New York & Co., Wal-Mart, Charlotte Russe, the Avenue, Lane Bryant, Sears and J.C. Penney. In 2004, 2005 and 2006, net sales of private brands represented approximately 14%, 26% and 22%, respectively, of our total net sales. We launched our private brands initiative in 2003, in which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. We sell products in our brands "American Rag Cie" exclusively to Macy's Merchandising Group. We sold products in our licensed brand "Alain Weiz" to Dillard's in 2005 and 2006. From January 1, 2007, we may sell our licensed brand "Alain Weiz" to specialty stores and department stores.

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

SOURCING

GENERAL

         When bidding for or filling an order, our international or domestic sourcing network enables us to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, we manufactured our products through independent cutting; sewing and finishing contractors located primarily in Hong Kong and China, and have purchased our fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, we have expanded our network to include suppliers and manufacturers located in a number of additional countries, including India, Vietnam, Mongolia, Thailand,

Egypt and Mexico. Our sourcing strategy is based on a strong presence in Hong Kong, China and Southeast Asia.

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

INTERNATIONAL SOURCING

         We conduct and monitor our sourcing operations from our Hong Kong office. The staff has extensive knowledge about, and experience with, sourcing and production, including purchasing, manufacturing and quality control. Several times each year, members of our senior management, including local staff, visit and inspect the facilities and operations of our international suppliers and manufacturers.

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

         While we are in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong, Macau or China, such as in India, Vietnam, Mongolia, Thailand and Egypt, we still primarily contract with manufacturers and suppliers located in Hong Kong and China for our international sourcing needs, and currently expect that we will continue to do so for the foreseeable future. Any significant disruption in our operations or our relationships with our manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on us.

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

DISTRIBUTION

         Based on our worldwide sourcing capability and in order to properly fulfill orders, we have tailored our distribution system to meet the needs of the customer. Some customers, like Wal-Mart and Kohl's, use Electronic Data Interchange, or "EDI", to send orders and receive merchandise and invoices. The EDI distribution function has been centralized in our Los Angeles corporate headquarter in order to expedite and control the flow of merchandise and electronic information, and to insure that the special requirements of our EDI customers are met.

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

BACKLOG

         As of March 22, 2007, we had unfilled customer orders of approximately $85 million as compared to approximately $74 million as of March 22, 2006. We believe that all of our backlog of orders as of March 22, 2007 will be filled before the end of fiscal year 2007. Backlog is based on our estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. Our experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from our backlog.

SEGMENT INFORMATION

         Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into four geographic regions: the United States, Asia, Mexico and Luxembourg. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. For information regarding the revenues and assets associated with our geographic regions, see Note 18 of the "Notes to Consolidated Financial Statements."

IMPORT RESTRICTIONS

QUOTAS

         We imported substantially all of our products sold in 2006. Approximately 1% of this merchandise was imported from Mexico, which is subject to special rules under NAFTA. NAFTA allows for the duty and quota free entry into the United States of certain qualifying merchandise.

         A majority of the merchandise imported by us in 2006 was manufactured in various countries (e.g., China) with which the U.S. had entered into bilateral trade agreements.

         As of January 1, 2005, quota on apparel from all WTO countries, including China (except that certain commodities still require quotas as a result of "safeguard measures"), was eliminated. As China is now a member of the WTO, its exports of textiles and apparel to the U.S. are covered by the WTO Agreement on Textiles and Clothing. In 2006, quota was temporarily reinstated for China until 2008 for certain import merchandise categories. Quota is traded on the open market through quota holders who possess the quota holdings. We purchase quota from the open market. Quota gives us the right within the year to ship our goods to the U.S. Quota is non-dutiable.

DUTIES AND TARIFFS

         As with all goods imported into the U.S., our imported merchandise is subject to duty (unless statutorily exempt from duty) at rates established by U.S. law. These rates range, depending on the type of product, from approximately 2% to 30% of the FOB value of the product. In addition to duties, in the ordinary course of our business, we are occasionally subject to claims by the U.S. Bureau of Customs and Border Protection for penalties, liquidated damages and other charges relating to import activities. Similarly, we are at times entitled to refunds from Customs, resulting from the overpayment of duties.

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

TRADEMARKS

         As part of our private brands strategy, we acquire ownership of or rights to a brand name and sell apparel products under this brand. We have ownership rights to the registered trademarks "American Rag Cie," "Gear7" and "NO! Jeans". In addition, we have acquired license rights to design, market and distribute certain apparel products under the Alain Weiz and Jessica Simpson brands. We are currently involved in litigation with the licensor of the Jessica Simpson brands over our continued rights to these brands.

SEASONALITY

         We have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers.

EMPLOYEES

         At December 31, 2006, we had approximately 145 full-time employees in the United States and 141 in Hong Kong. None of our employees are unionized. We consider our relations with our employees to be satisfactory in all areas of our operations.

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

         Three customers accounted for approximately 45% of our net sales in fiscal year 2006. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

         While we have long-standing customer relationships, we generally do not have long-term contracts with them except for Macy's Merchandising Group for American Rag Cie. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

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

FAILURE TO COMPLETE THE PROPOSED ACQUISITION OF THE BUFFALO GROUP COULD CAUSE OUR STOCK PRICE TO DECLINE.

         We have entered into a stock and asset purchase agreement to acquire certain assets and entities comprising The Buffalo Group, as discussed further in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation." The completion of the transaction is subject to the satisfaction of a number of conditions as set forth in the purchase agreement, including among others, the approval of the acquisition and related transactions by our shareholders, our obtaining the necessary financing to complete the acquisition, obtaining certain third party consents, and other customary closing conditions. There can be no guaranty that the acquisition will be completed in a timely manner, if at all.

          If the proposed acquisition is not consummated for certain reasons specified in the purchase agreement, our stock price may decline because we will incur significant costs relating to the acquisition that must be paid even though the acquisition is not completed. Most importantly, the sellers may be entitled to retain the $5 million deposit. In addition, we will incur significant legal, accounting and other expenses, and may be required to pay Buffalo's out-of-pocket expenses. If the acquisition is not completed for any reason, our stock price may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed.

THE PROPOSED ACQUISITION OF THE BUFFALO GROUP WILL RESULT IN SIGNIFICANT COSTS TO US, WHETHER OR NOT IT IS COMPLETED, WHICH COULD RESULT IN A REDUCTION IN OUR INCOME AND CASH FLOWS.

         The proposed acquisition of The Buffalo Group will result in significant costs to us. Transaction costs are estimated to be at least $2.1 million. These costs are expected to consist primarily of fees for attorneys, accountants, filing fees and financial printers. We will also incur substantial fees and costs associated with the amended credit facility that we are putting in place in connection with the proposed acquisition. All of these costs will be incurred whether or not the transaction is completed. In addition, if the stock and asset purchase agreement is terminated under specified circumstances, the $5 million deposit we made upon signing the purchase agreement will be retained by the sellers and will not be returned to us. Under most circumstances, we are also required to pay out-of-pocket expenses incurred by Buffalo in connection with the transaction. Incurring these expenses will cause a reduction in our income and cash flows, and harm our business.

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

         We are currently in litigation with the licensors of the Jessica Simpson brands regarding our rights to sell apparel under these brands. See Item 3 "Legal Proceedings" for a detailed description of this lawsuit. The licensor has filed a counterclaim against us seeking damages. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious claims and defenses to the counter-claims made against us, and intend to pursue the lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country. In addition, the World Trade Organization may commence a new round of trade negotiations that liberalize textile trade by further eliminating or reducing tariffs. The elimination of quotas on World Trade Organization member countries in 2005 has resulted in explosive growth in textile imports from China, and subsequent safeguard measures including embargo of certain China country of origin products. Actions taken to avoid these measures caused disruption, and a negative impact on margins. In 2006, quota was temporarily reinstated for China until 2008 for certain import merchandise categories. Such disruptions and the temporary measures may continue to affect us to some extent in the future.

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

         We have implemented a factory compliance agreement with our suppliers, and monitor our independent contractors' compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the our contractors could result in our being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations. In addition, certain of our customers, require strict compliance by their apparel manufacturers, including us, with applicable labor laws and visit our facilities often. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

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

WE MUST SUCCESSFULLY GAUGE FASHION TRENDS AND CHANGING CONSUMER PREFERENCES TO SUCCEED.

         Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies retail and customer demand in a timely manner. The apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent we misjudge the market for our merchandise our sales may be adversely affected. Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

         In January 2004, the Internal Revenue Service proposed adjustments to increase our federal income tax payable for the years ended December 31, 1996 through 2001. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $9 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". The maximum amount of loss in excess of the amount accrued in the financial statements is $8.3 million. If the amount of any actual liability, however, exceeds our reserves, we would experience an immediate adverse earnings impact in the amount of such additional liability, which could be material. Additionally, we anticipate that the ultimate resolution of these matters will require that we make significant cash payments to the taxing authorities. Presently we do not have sufficient cash to make any future payments that may be required. No assurance can be given that we will have sufficient surplus cash from operations to make the required payments. Additionally, any cash used for these purposes will not be available for other corporate purposes, which could have a material adverse effect on our financial condition and results of operations.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 23, 2007, our executive officers and directors and their affiliates owned approximately 43% of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33% and 8%, respectively, of our common stock at March 23, 2007. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. If the proposed Buffalo acquisition is completed, the shares our stock to be issued to the sellers in the stock and asset purchase transaction will collectively comprise approximately 30% of the total voting power of our shares immediately after the closing of these transactions. As a result, the Buffalo sellers and our existing significant shareholders would have the ability, if voting together, to control the outcome over most matters requiring shareholder approval. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         At March 23, 2007, we conducted our operations from 9 facilities, 7 of which were leased. The following table sets forth our facilities, and for leased facilities the annual rental amount of, expiration of the current lease:

                                                  Annual
Location                     Purpose           Rental Amount      Expiration
------------------    ---------------------    -------------    --------------

Los Angeles, CA       Executive offices and    $656,000         July 2011
(Washington Blvd.)    warehouse

New York, NY          Showroom                 $150,000         August 2007

New York, NY          Showroom                 $559,000         June 2015

Ruleville, MS         Office and warehouse     Own
(2 facilities)

Hong Kong             Office and warehouse     $480,000         January 2008

Hong Kong             Warehouse                $17,000          July 2007

Tehuacan, Mexico      Storage                  $5,000           Month-to-month

Puebla, Mexico        Office and Storage       $5,000           March 2008


         We lease our executive offices and warehouse in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. On August 1, 2006, we entered into a lease agreement with GET for our executive offices and warehouse in Los Angeles, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

         We own two facilities in Ruleville, Mississippi with an aggregate of 70,000 square feet.

         We entered into a lease agreement in June 2005 in New York for our showroom through June 2015. This is currently the location used for the private brands sales, design and technical departments, which functions were moved from our Los Angeles executive office.

         We renewed our lease agreement in March 2007 in Mexico for our office and storage through March 2008.

         We believe that all of our existing facilities are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica

Simpson brands. Our complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto Consulting, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto Consulting. On or about April 26, 2006, Camuto Consulting served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. With You, Inc. has also filed counterclaims against us, alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. Discovery in the matter has been underway since May 2006. Oral argument on the appeal of the trial court's ruling with respect to one motion was held on March 21, 2007, and the parties await a decision. We intend to continue to vigorously pursue this action and defend the counterclaims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our shareholders during the fourth quarter of 2006.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NASDAQ GLOBAL MARKET

         Our common stock is quoted on the NASDAQ Stock Market's Global Market under the symbol "TAGS." The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock as reported by NASDAQ.

                                                          Low          High
                                                       ----------    ----------
2005
----
First Quarter...............................             1.50          2.62
Second Quarter..............................             1.35          3.88
Third Quarter...............................             2.76          4.12
Fourth Quarter..............................             1.02          3.15

2006
----
First Quarter...............................             1.06          1.44
Second Quarter..............................             1.25          2.11
Third Quarter...............................             1.29          2.00
Fourth Quarter..............................             1.19          1.60

         On March 23, 2007, the last reported sale price of our common stock as reported by NASDAQ was $1.55. As of March 23, 2007, we had 25 shareholders of record.

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

PERFORMANCE GRAPH

         The following graph sets forth the percentage change in cumulative total shareholder return of our common stock during the five-year period from December 31, 2001 to December 31, 2006, compared with the cumulative returns of the NASDAQ Composite Index and a peer group of companies. The component entities of the peer group consist of Accesstel Inc., GS Energy Corp., Maidenform Brands Inc. and Nitches Inc. and were generated by Research Data Group, Inc. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                          [PERFORMANCE GRAPH OMITTED]

                                             Cumulative Total Return
                       ----------- ----------- ----------- ----------- ----------- ----------
                            12/01       12/02       12/03       12/04       12/05      12/06
---------------------  ----------- ----------- ----------- ----------- ----------- ----------
TARRANT APPAREL GROUP      100.00       74.64       65.51       44.53       19.34      26.82
NASDAQ COMPOSITE           100.00       71.97      107.18      117.07      120.50     137.02
PEER GROUP                 100.00      103.65        3.89        2.02        0.36       0.52


         The information under this "Performance Graph" subheading shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of such section, nor shall such information or exhibit be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

                                                             YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                            2002         2003         2004         2005         2006
                                         ---------    ---------    ---------    ---------    ---------
                                                     (In thousands, except per share data)
INCOME STATEMENT DATA:
Net sales ............................   $ 347,391    $ 320,423    $ 155,453    $ 214,648    $ 232,402
Cost of sales ........................     302,082      288,445      134,492      169,767      181,760
                                         ---------    ---------    ---------    ---------    ---------
   Gross profit ......................      45,309       31,978       20,961       44,881       50,642
Selling and distribution expenses ....      10,757       11,329        9,291       10,726       11,016
General and administrative
   expenses ..........................      30,082       31,767       32,084       26,865       26,879
Royalty expense ......................         656          242          605        3,665        2,815
Loss on notes receivable-
   related parties (5) ...............        --           --           --           --         27,137
Impairment charges (3) ...............        --         22,277       77,982         --           --
Cumulative translation loss (4) ......        --           --         22,786         --           --
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ........   $   3,814      (33,637)    (121,787)       3,625      (17,205)
Interest expense .....................      (5,444)      (5,603)      (2,857)      (4,625)      (6,060)
Interest income ......................       4,748          425          377        2,081        1,181
Minority interest ....................      (4,581)       3,461       15,331          (75)          21
Interest in income of equity
   method investee ...................        --           --            770          560           80
Other income (1) .....................       2,648        4,784        6,366          354          336
Adjustment to fair value of
   derivative ........................        --           --           --           --            315
Other expense (1) ....................      (1,348)      (1,183)        (529)        --           (436)
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) before provision for
   income taxes and cumulative
   effect of accounting change .......        (163)     (31,753)    (102,329)       1,920      (21,768)
Provision for income taxes ...........      (1,051)      (4,132)      (2,348)        (927)        (453)
                                                      ---------    ---------    ---------    ---------
Income (loss) before cumulative
   effect of accounting change .......   $  (1,214)   $ (35,885)   $(104,677)   $     993    $ (22,221)
Cumulative effect of
   accounting change (2) .............      (4,871)        --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------
Net income (loss) ....................   $  (6,085)   $ (35,885)   $(104,677)   $     993    $ (22,221)
Dividend to preferred stockholders ...        --         (7,494)        --           --           --
                                         ---------    ---------    ---------    ---------    ---------
Net income (loss) available to
   common stockholders (as
   restated) .........................   $  (6,085)   $ (43,379)   $(104,677)   $     993    $ (22,221)
                                         =========    =========    =========    =========    =========

Net income (loss) per share - Basic:
   Before cumulative effect of
     accounting change (as
       restated) .....................   $   (0.08)   $   (2.38)   $   (3.64)   $    0.03    $   (0.73)
Cumulative effect of
     accounting change ...............       (0.30)        --           --           --           --
   After cumulative effect of
     accounting change (as
       restated) .....................   $   (0.38)   $   (2.38)   $   (3.64)   $    0.03    $   (0.73)
Net income (loss) per share - Diluted:
   Before cumulative effect of
     accounting change (as
       restated) .....................   $   (0.08)   $   (2.38)   $   (3.64)   $    0.03    $   (0.73)
   Cumulative effect of
     accounting change ...............       (0.30)        --           --           --           --

   After cumulative effect of
     accounting change (as
       restated) .....................   $   (0.38)   $   (2.38)   $   (3.64)   $    0.03    $   (0.73)

Weighted average shares
   outstanding (000)
   Basic .............................      15,834       18,215       28,733       29,729       30,546
   Diluted ...........................      15,834       18,215       28,733       29,734       30,546

                                                               AS OF DECEMBER 31,
                                         -------------------------------------------------------------
                                            2002         2003         2004         2005         2006
                                         ---------    ---------    ---------    ---------    ---------
                                                                (In thousands)
BALANCE SHEET DATA:
Working capital ......................   $  11,731    $ (18,018)   $ (12,295)   $ (11,004)   $  (9,794)
Total assets .........................     316,444      253,105      131,811      151,242      111,132
Bank borrowings, convertible
   debenture and long-term
   obligations .......................     106,937       68,587       48,455       56,148       44,501
Shareholders' equity .................     121,161      107,709       30,678       35,360       17,922

----------
(1) Major components of other income (expense) (as presented above) include rental and lease income, and foreign currency gains or losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test. We adopted SFAS No. 142 in fiscal 2002 and performed our first annual assessment of impairment, which resulted in an impairment loss of $4.9 million.
(3) The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. The expense in 2003 was the impairment of our goodwill and intangible assets and write-off of prepaid expenses due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003.
     See Note 5 of the "Notes to Consolidated Financial Statements."
(4) Cumulative translation loss attributable to liquidated Mexico operations in 2004 was due to our decision to cease our Mexico operations. See Note 5 of the "Notes to Consolidated Financial Statements."
(5) In the third quarter of 2006, we evaluated the recoverability of the notes receivable - related parties and recorded a reserve on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve in the fourth quarter of 2006. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at December 31, 2006 is realizable.See Note 5 of the "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to
Consolidated Financial Statements" included elsewhere in this Form 10-K. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the fiscal years ended December 31, 2004, 2005 and 2006. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors."

OVERVIEW

         Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our private brands include American Rag Cie and Alain Weiz.

         We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net income (loss) for the years ended December 31, 2004, 2005 and 2006 were as follows (dollars in thousands):

REVENUES AND NET INCOME (LOSS):         2004             2005            2006
                                     ---------        ---------       ---------

Net sales ....................       $ 155,453        $ 214,648       $ 232,402
Net income (loss) ............       $(104,677)       $     993       $ (22,221)


         Cash flows for the years ended December 31, 2004, 2005 and 2006 were as follows (dollars in thousands):

CASH FLOWS:                                             2004        2005        2006
                                                      --------    --------    --------
Net cash provided by (used in) operating activities   $ 12,168    $(12,900)   $ 15,047
Net cash provided by (used in) investing activities   $  1,250    $  3,555    $ (5,071)
Net cash provided by (used in) financing activities   $(15,552)   $  9,772    $(10,713)


SIGNIFICANT DEVELOPMENTS IN 2006

THE BUFFALO GROUP

         On December 6, 2006, we entered into a definitive stock and asset purchase agreement (the "Purchase Agreement") to acquire certain assets and entities comprising The Buffalo Group. The Buffalo Group designs, imports and sells contemporary branded apparel and accessories, primarily in Canada and the United States.

         Pursuant to the Purchase Agreement, we and our subsidiaries agreed to acquire (1) all the outstanding capital stock of four principal operating subsidiaries of The Buffalo Group - Buffalo Inc., 3163946 Canada Inc., 3681441 Canada Inc. and Buffalo Corporation, and (2) certain assets, consisting primarily of intellectual property rights and licenses, from The Buffalo Trust. The consideration for the stock and assets to be purchased by us under the Purchase Agreement will consist of:

         o        $40,000,000 in cash, subject to reduction prior to closing;

         o        $15,000,000  in  promissory  notes that are due and payable in
                  five  equal  annual  installments   beginning  on  the  second
                  anniversary of the closing date;

         o The issuance to the sellers of 13,000,000 exchangeable shares of our Canadian subsidiary, which shares will be exchangeable by the holders into shares of our common stock on a 1-to-1 basis;

         o The issuance by us to a trustee of shares of our Series A Special Voting Preferred Stock that will entitle the sellers to direct the trustee to vote a number of shares equal to the number of exchangeable shares of our Canadian subsidiary that remain outstanding from time to time on all matters on which our shareholders are entitled to vote;

         o        Assumption of debt of the entities being acquired by us; and

         o Earn-out payments of up to $12,000,000 in the aggregate over a four year period, contingent upon achievement by the acquired business of specified earnings targets in years 2007 through 2010.

         In addition, we may be required to make a contingent cash payment following the fifth anniversary of the closing if the average price of our common stock does not equal or exceed $3.076 within any 10 trading days during the five year period following the closing of the purchase transaction.

         At signing of the Purchase Agreement, we delivered $5,000,000 to the sellers as a deposit against the purchase price payable under the agreement. Upon closing, this deposit will be used to pay a portion of the consideration payment and will reduce the amount of cash delivered at closing. Under certain conditions specified under the agreement, if we or the Buffalo Group terminate the agreement prior to closing, the $5.0 million deposit may or may not be refundable to us.

         Pursuant to the Purchase Agreement, at the closing we will enter into employment agreements with each of Gabriel Bitton, Gilbert Bitton, David Bitton, Charles Bitton and Michel Bitton pursuant to which they will serve as senior executives of the acquired business, and we have agreed to issue options to purchase an aggregate of 2,000,000 shares of our common stock to the Bittons. Gabriel Bitton will continue to serve as Chief Executive Officer of the acquired business following closing and will be appointed to our Board of Directors. A second nominee of the sellers reasonably acceptable to us will also be nominated to serve on our Board of Directors upon completion of the transaction.

         The completion of the transaction is subject to the satisfaction of a number of conditions as set forth in the Purchase Agreement, including among others, the approval of the acquisition and related transactions by our shareholders, our obtaining the necessary financing to complete the acquisition, obtaining certain third party consents, and other customary closing conditions. Dates for closing the acquisition and for our shareholders' meeting to vote on the acquisition have not yet been determined. The Purchase Agreement may be terminated under certain conditions, including by mutual written consent of the parties, by either party in the event of a material breach by the other party, or by either party if the closing does not occur by April 30, 2007.

         There are no material relationships between us and The Buffalo Group, other than in respect of the Purchase Agreement.

         The Buffalo Group transaction is part of our strategy to grow and diversify our business. We believe its benefits to us will include:

         o Expanding our operations by adding additional proprietary brands and products to compete more effectively;

         o Expanding the scope, scale and strength of our operations by expanding its marketing, sales and distribution capabilities;

         o Enhancing our capabilities to compete in Canada, the United States and other markets; and utilize The Buffalo Group's existing sales and marketing infrastructure as a platform for expanding sales of our apparel products; and

         o Providing opportunities for us to penetrate new markets and expand our share in existing markets.

         The Buffalo Group was started in 1985 as the distributor of Buffalo branded products in Canada. Initially, the Buffalo brand was a denim line, but it has been expanded over time. In 1993, The Buffalo Group widened its customer base by adding U.S. retailers. In 2000, The Buffalo Group started a private label business for retailers in Canada and the U.S. In 1996, Buffalo opened its first retail store in Canada. Currently it operates 45 retail stores in Canada. Over this time Buffalo has added additional brand names to its line. It has also developed a licensing program for the Buffalo brand for the sale of apparel-related products in Canada, and the sale of apparel products in foreign countries.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in 2006 were $181.2 million compared to $159.6 million in 2005.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in 2006 were $51.2 million compared to $55.0 million in 2005. During 2006, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $34.4 million in 2006 compared to $21.8 million in 2005.

         o ALAIN WEIZ: We have previously sold Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $5.5 million in 2006 compared to $5.3 million in 2005. From January 1, 2007, we may sell our licensed brand "Alain Weiz" to specialty stores and department stores.

         o SOUVENIR BY CYNTHIA ROWLEY: In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July 2006.

         o GEAR 7: During the fourth quarter of 2005, K-Mart discontinued sales of Gear 7 products, which resulted in a decline in sales for this brand in the fourth quarter of 2005. Net sales of Gear 7 branded apparel totaled $14.4 million in 2005. We did not have any sales of Gear 7 branded apparel in 2006.

         o JESSICA SIMPSON brands: The JS by Jessica Simpson brand was originally launched as a denim line with Charming Shoppes. Net sales of JS by Jessica Simpson and Princy by Jessica Simpson, which is the department store and better specialty store brand, totaled $8.9 million in 2006 compared to $12.6 million in 2005. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, and we are presently in litigation with this licensor. Accordingly, we did not have any sales of Jessica Simpson branded apparel after the first quarter of 2006 and do not anticipate any sales unless and until we are able to successfully resolve our dispute and retain our rights to these brands.

         o HOUSE OF DEREON BY TINA KNOWLES: We began shipping products for the House of Dereon by Tina Knowles brand in the fourth quarter of 2005, resulting in net sales of $309,000 in 2005. In March 2006, we terminated our license agreement for this brand, and sold our remaining inventory to the licensor or its designee. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to the agreement and recognized a corresponding loss in 2005. Net sales of House of Dereon by Tina Knowles branded apparel totaled $2.2 million in 2006 which included $1.5 million of sales of inventory to a designee of the licensor.

NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets issued us unsecured promissory notes of $3,910,000 that mature on November 30, 2007 and secured promissory notes of $40,204,000 that mature on December 31, 2014 and are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables were $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve in the fourth quarter of 2006. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at December 31, 2006 is realizable. The entire reserve was recorded in the Luxembourg geographic reporting segment.

CREDIT FACILITY REFINANCING

         In June 2006, we entered into a new $65 million credit facility with Guggenheim Corporate Funding, LLC (as agent for certain lenders) and expanded our existing facilities with GMAC Commercial Finance Credit, LLC and DBS Bank (Hong Kong) Limited. The credit facility with Guggenheim consists of an initial term loan of $25 million, of which $15.5 million was advanced at the initial closing. The initial term loan was or will be used to repay certain existing indebtedness and fund general operating and working capital needs. A second term loan of up to $40 million will be available to finance acquisitions acceptable to Guggenheim as agent. In addition, in June 2006, our credit facility with GMAC Commercial Finance Credit, LLC and other lenders was increased from $45 million to $55 million, and our credit facility with DBS Bank (Hong Kong) Limited was increased from $4.5 million to $25 million. These financings significantly expand our borrowing base, which provides us with enhanced financial flexibility.

INTERNAL REVENUE SERVICE AUDIT

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $9 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. The proposed adjustments to our 2002 federal income tax return would not result in additional tax due for that year due to the tax loss reported in the 2002 federal return. However, it could reduce the amount of net operating losses available to offset taxes due from the preceding tax years. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". The maximum amount of loss in excess of the amount accrued in the financial statements is $8.3 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventory, notes receivable - related parties reserve, intangible assets, income taxes, stock options valuation, contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

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

         As of December 31, 2006, the balance in the allowance for returns, discounts and bad debts reserves was $2.1 million, compared to $3.0 million at December 31, 2005.

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

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

         We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2006, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.4 million, as compared to a goodwill balance of $8.6 million and a net property and equipment balance of $1.7 million at December 31, 2005. During the years ended December 31, 2005 and 2006, we did not recognize any impairment related to goodwill and property and equipment.

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

STOCK-BASED COMPENSATION

         On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion ("ABP") No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) during the year ended December 31, 2006 was $187,000. Basic and dilutive earnings per share for the year ended December 31, 2006 were decreased by $0.01 from $(0.72) to $(0.73) by the additional stock-based compensation recognized.

         The fair value of each option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model ("Black-Scholes model") with the following weighted average assumptions used for grants in 2004, 2005 and 2006: weighted-average volatility factors of the expected market price of our common stock of 0.51 to 0.55 for 2004, 0.55 for 2005 and 0.7 for 2006, weighted-average risk-free interest rates of 3% to 4% for 2004, 4% for 2005 and 5.075% for 2006, dividend yield of 0% for 2004, 2005 and
2006, and weighted-average expected life of the options of 4 years for 2004, 2005 and 6.25 years for 2006.

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

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 9 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of December 31, 2006, we were in violation of the EBITDA, tangible net worth and leverage ratio covenants and waivers of the defaults were obtained in March 2007 from our lenders.

DERIVATIVE ACTIVITIES

WARRANT DERIVATIVES

          SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Merton Option Pricing Formula (the "Black-Scholes model"). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. At December 31, 2006, there was an income of $511,000 recorded as adjustment to fair value of derivative on our consolidated statements of operations. See Note 10 of the "Notes to Consolidated Financial Statements"

FOREIGN CURRENCY FORWARD CONTRACT

         We source our products in a number of countries throughout the world, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials in the normal course of business. We utilize derivative financial instruments consist primarily of forward currency contracts. These instruments are intended to protect against exposure related to financing transactions and income from international operations. We do not enter into derivative financial instruments for speculative or trading purposes. We enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria.

          SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. There were no exchange contracts at December 31, 2005. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction is undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward which has a maturity of less than one year. Hedge ineffectiveness resulted in an impact of $196,000 in our consolidated statements of operations as of December 31, 2006

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 1 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                          YEARS ENDED DECEMBER 31,
                                                       2004         2005         2006
                                                     --------     --------     --------
Net sales ........................................      100.0%       100.0%       100.0%
Cost of sales ....................................       86.5         79.1         78.2
                                                     --------     --------     --------
Gross profit .....................................       13.5         20.9         21.8
Selling and distribution expenses ................        6.0          5.0          4.7
General and administration expenses ..............       20.6         12.5         11.6
Royalty expenses .................................        0.4          1.7          1.2
Loss on notes receivable-related parties .........       --           --           11.7
Impairment charges ...............................       50.2         --           --
Cumulative translation loss ......................       14.7         --           --
                                                     --------     --------     --------

Income (loss) from operations ....................      (78.4)         1.7         (7.4)
Interest expense .................................       (1.8)        (2.2)        (2.6)
Interest income ..................................        0.2          1.0          0.5
Minority interest ................................        9.9          0.0          0.0
Interest in income of equity method investee .....        0.5          0.3          0.0
Other income .....................................        4.1          0.1          0.2
Adjustment to fair value of derivative ...........        0.0          0.0          0.1
Other expense ....................................       (0.3)        (0.0)        (0.2)
                                                     --------     --------     --------

Income (loss) before provision for income taxes ..      (65.8)         0.9         (9.4)
Provision for income taxes .......................       (1.5)        (0.4)        (0.2)
                                                     --------     --------     --------

Net Income (loss) ................................      (67.3)%        0.5%        (9.6)%
                                                     ========     ========     ========


COMPARISON OF 2006 TO 2005

         Net sales increased by $17.8 million, or 8.3%, from $214.6 million in 2005 to $232.4 million in 2006. The increase in net sales was primarily due to increased sales of the private label business, which was $181.2 million in 2006 compared to $159.6 million in 2005, with the increase in 2006 resulting primarily from higher sales to Mothers Work and Charlotte Russe which is a new customer. Private brands sales in 2006 was $51.2 million compared to $55.0 million in 2005 with the decrease resulting primarily from no sales of Gear 7 in 2006, compared to $14.4 million in 2005, and offset by an increase in sales to Macy's Merchandising Group of $11.6 million which included $1.5 million of sublicensing royalty income in 2006.

         Gross profit consists of net sales less product costs, direct labor, duty, quota, freight in, brokerage, warehouse handling and markdown. Gross profit for 2006 was $50.6 million, or 21.8% of net sales, compared to $44.9 million, or 20.9 % of net sales for 2005, representing an increase of $5.8 million or 12.8%. The increase in gross profit for 2006 occurred primarily because of an increase in sales volume including $1.5 million of sublicensing royalty income and gross margin. The improvement in gross margin is primarily attributable to the change of relative product mix in private label business and improved sourcing in private brand business in 2006.

         Selling and distribution expenses increased by $290,000, or 2.7%, from $10.7 million in 2005 to $11.0 million in 2006. As a percentage of net sales, these variable expenses decreased from 5.0% in 2005 to 4.7% in 2006 due to the increase in sales volume in 2006.

         General and administrative expenses increased by $14,000, or 0.1%, from $26.86 million in 2005 to $26.88 million in 2006. As a percentage of net sales, these expenses decreased from 12.5% in 2005 to 11.6% in 2006 due to the increase in sales volume in 2006. Included in general and administrative expenses in 2006 was $187,000 stock-based compensation as compared to no such expense in 2005.

         Royalty and marketing allowance expenses decreased by $850,000, or 23.2%, to $2.8 million in 2006 from $3.7 million in 2005. The decrease was primarily due to the royalty payment to House of Dereon in 2005 as compared to no such expense in 2006. As a percentage of net sales, these expenses decreased to 1.2% in 2006 from 1.7% in 2005.

         Loss on notes receivable - related parties was $27.1 million or 11.7% of net sales in 2006, compared to no such expense in 2005. During 2006, the purchasers of our Mexico assets ceased providing fabric and are not currently making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 5 of the "Notes to Consolidated Financial Statements".

         Loss from operations was $17.2 million in 2006, or 7.4% of net sales, compared to income from operation of $3.6 million in 2005, or 1.7% of net sales, due to the factors described above.

         Interest expense increased by $1.4 million, or 31.0%, from $4.6 million in 2005 to $6.1 million in 2006. As a percentage of net sales, this expense increased to 2.6% in 2006 from 2.2% in 2005. The increase was primarily due to an interest expense of $1.6 million in 2006 related to interest payments and amortization of debt discount arising from the credit facility from Guggenheim Corporate Funding LLC. Included in the interest expense was $1.3 million in 2005 and $1.1 million in 2006 related to interest payments to holders of convertible debentures and amortization of debt discount arising from convertible debentures issued in 2005. Interest income decreased by $900,000, or 43.2%, from $2.1 million in 2005 to $1.2 million in 2006. The decrease was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $1.9 million in 2005, compared to $901,000 in 2006 due to the purchasers of the Mexico assets discontinuing making payments under the notes. Other income decreased by $19,000, or 5.3%, from $354,000 in 2005 to $336,000 in 2006. Other expenses were $1,000 in 2005, compared to $436,000 in 2006 due to a payment of $400,000 upon the termination of the license agreements with Cynthia Rowley.

         In 2005, we allocated $75,000 of profit to minority interest, which consisted of profit shared with the minority partner in the PBG7, LLC. Loss allocated to minority interest in 2006 was $21,000, for its 25% share in the loss.

         Interest in income of equity method investee decreased by $480,000 or 85.8%, from $560,000 in 2005 to $80,000 in 2006. As a percentage of net sales, this interest in income of equity method decreased to 0.0% in 2006 from 0.3% in 2005. Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores.

         Income (loss) before provision for income taxes was $(21.8) million in 2006 and $1.9 million in 2005, representing (9.4)% and 0.9% of net sales, respectively. The increase in loss before provision for income taxes was primarily due to the loss on notes receivable - related parties of $27.1 million recorded in 2006 and the other factors discussed above.

         Provision for income taxes was $453,000 in 2006 compared to $927,000 in 2005, representing 0.2% and 0.4% of net sales, respectively.

         Net income (loss) was $(22.2) million in 2006 as compared $1.0 million in 2005, representing (9.6)% and 0.5% of net sales, respectively. Included in the $22.2 million net loss in 2006 was a loss on notes receivable - related parties of $27.1 million. There was no such expense in 2005.

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

         Royalty and marketing allowance expenses increased by $3.1 million, or 505.8%, to $3.7 million in 2005 from $605,000 in 2004. The increase was primarily due to increased sales under the licensed Alain Weiz and Jessica Simpson brands and a write-off of the remaining balance of $1.2 million of prepaid royalty on House of Dereon in 2005 as a result of termination of our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel in March 2006. See Note 13 of the "Notes to Consolidated Financial Statements." As a percentage of net sales, these expenses increased to 1.7% in 2005 from 0.4% in 2004.

         Impairment charges were $78.0 million in 2004 or 50.2% of net sales, compared to no such expense in 2005. The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. See Note 5 of the "Notes to Consolidated Financial Statements."

         Cumulative translation loss attributable to liquidated Mexico operations was $22.8 million in 2004, or 14.7% of net sales, compared to no such expense in 2005. We incurred this charge upon the sale of our fixed assets in Mexico in the fourth quarter of 2004.

         Income from operations was $3.6 million in 2005, or 1.7% of net sales, compared to loss from operation of $121.8 million in 2004, or 78.4% of net sales, due to the factors described above.

         Interest expense increased by $1.7 million, or 61.9%, from $2.9 million in 2004 to $4.6 million in 2005. As a percentage of net sales, this expense increased to 2.2% in 2005 from 1.8% in 2004. The increase was primarily due to an interest expense of $1.3 million in 2005 related to interest payments to holders of convertible debentures and amortization of debt discount arising from issuing convertible debentures, compared to no such expense in 2004. Interest income increased by $1.7 million, or 451.3%, from $378,000 in 2004 to $2.1 million in 2005. The increase was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $1.9 million in 2005, compared to no such income in 2004. Other income decreased by $6.0 million, or 94.4%, from $6.4 million in 2004 to $354,000 in 2005, due primarily to $5.5 million of lease income received for the lease of our facilities and equipment in Mexico in 2004, compared to no such income in 2005 due to the sale of our Mexico operations in the fourth quarter of 2004. Other expenses were $529,000 in 2004 compared to $1,000 in 2005.

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

         Provision for income taxes was $927,000 in 2005 compared to $2.3 million in 2004, representing 0.4% and 1.5% of net sales, respectively.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of net sales:

                                                            QUARTER ENDED

                     MAR. 31     JUN. 30    SEP. 30    DEC. 31     MAR. 31    JUN. 30    SEP. 30     DEC. 31
                       2005        2005       2005       2005        2006       2006       2006        2006
                     -------     -------    -------    -------     -------    -------    -------     -------
Net Sales .......    $  44.8     $  50.5    $  69.6    $  49.7     $  61.3    $  59.1    $  54.6     $  57.4
Gross profit ....        8.9        11.5       14.5       10.0        12.5       12.7       11.8        13.6
Operating income
 (loss) .........        0.2         1.5        3.0       (1.1)        1.6        2.6      (24.7)        3.3
Net income (loss)       (0.1)        0.9        1.7       (1.5)        0.8        0.6      (25.3)        1.7


                                                           QUARTER ENDED

                     MAR. 31     JUN. 30    SEP. 30    DEC. 31     MAR. 31    JUN. 30    SEP. 30     DEC. 31
                       2005        2005       2005       2005        2006       2006       2006        2006
                     -------     -------    -------    -------     -------    -------    -------     -------
Net sales .......     100.0%      100.0%     100.0%     100.0%      100.0%     100.0%     100.0%      100.0%
Gross profit ....      20.0        22.7       20.9       20.0        20.4       21.4       21.6        23.8
Operating income
 (loss) .........       0.5         2.8        4.3       (2.1)        2.7        4.4      (45.3)        5.7
Net income (loss)      (0.2)        1.7        2.5       (3.0)        1.4        1.0      (46.4)        2.9


         As is typical for us, quarterly net sales fluctuated significantly because our customers typically place bulk orders with us, and change in the number of orders shipped in any one period may have a material effect on the net sales for that period.

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

         Cash flows for the years ended December 31, 2004, 2005 and 2006 were as follows (dollars in thousands):

CASH FLOWS:                                             2004        2005        2006
                                                      --------    --------    --------
Net cash provided by (used in) operating activities   $ 12,168    $(12,900)   $ 15,047
Net cash provided by (used in) investing activities   $  1,250    $  3,555    $ (5,071)
Net cash provided by (used in) financing activities   $(15,552)   $  9,772    $(10,713)

         Net cash provided by operating activities was $15.0 million in 2006, as compared to net cash used in operating activities in 2005 of $12.9 million and net cash provided by operating activities in 2004 of $12.2 million. Net cash provided by operating activities in 2006 resulted primarily from a net loss of $22.2 million and a decrease of $10.6 million in accounts payable, offset by $27.1 million of loss on notes receivable - related parties, $3.0 million of depreciation and amortization of fixed assets and deferred financing cost, a decrease of $13.3 million in inventory and $6.5 million in accounts receivable. The decrease in inventory was primarily due to the increase in sales in 2006, the decrease in accounts payable resulted from the pay down of payables and the decrease in accounts receivable was due to increased collections.

         During 2006, net cash used in investing activities was $5.1 million, as compared to net cash provided by investing activities of $3.6 million in 2005 and $1.3 million in 2004. Cash used in investing activities in 2006 included approximately $5.0 million in a deposit and $1.1 million in due diligence fees incurred in connection with our pending acquisition of the Buffalo Group, offset by $1.1 million of collection on notes receivable.

         During 2006, net cash used in financing activities was $10.7 million as compared to net cash provided by financing activities of $9.8 million in 2005 and net cash used in financing activities of $15.6 million in 2004. Net cash used in financing activities in 2006 resulted primarily from net repayments of our long-term obligations and financing cost of $19.2 million, and repayments of borrowings from convertible debentures of $6.9 million, offset by financing of $15.5 million under our credit facility with Guggenheim Corporate Funding LLC.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2006 (in millions):

                                                       PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------
CONTRACTUAL OBLIGATIONS                Total     Less than    Between     Between      After
                                                   1 year    2-3 years   4-5 years    5 years
----------------------------------   ---------   ---------   ---------   ---------   ---------
Long-term debt(1) ................   $    44.4   $    23.2   $     3.8   $    17.4   $    --
Operating leases .................   $     9.2   $     1.8   $     2.6   $     2.3   $     2.5
Minimum royalties(2) .............   $    14.5   $     6.0   $     2.7   $     2.5   $     3.3
Purchase commitment ..............   $    45.4   $    10.4   $    10.0   $    10.0   $    15.0
                                     ---------   ---------   ---------   ---------   ---------
Total Contractual Cash Obligations   $   113.5   $    41.4   $    19.1   $    32.2   $    20.8

----------
(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of December 31, 2006, and assuming all such indebtedness remained outstanding during 2006 and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $9.3 million.
(2) Includes minimum royalties of $6.1 million under the agreement with the licensor of the Jessica Simpson brands.

                                                                     AMOUNT OF COMMITMENT
                                               TOTAL                EXPIRATION PER PERIOD
                                              AMOUNTS    ---------------------------------------------
OTHER COMMERCIAL                             COMMITTED   Less than    Between     Between      After
COMMITMENTS AVAILABLE TO US                    TO US      1 year     2-3 years   4-5 years    5 years
------------------------------------------   ---------   ---------   ---------   ---------   ---------
Lines of credit ..........................   $    80.0   $    80.0   $    --     $    --     $    --
Letters of credit (within lines of credit)   $    25.0   $    25.0   $    --     $    --     $    --
Total Commercial Commitments .............   $    80.0   $    80.0   $    --     $    --     $    --


         On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we could arrange for the issuance of letters of credit and acceptances. The facility was collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by us and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. Additionally, Gerard Guez pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On June 9, 2006, we completed the pay-off of all remaining amounts due under the letter of credit facility with UPS. As a result of the payment of these obligations, the letter of credit facility was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of December 31, 2006, $0 was outstanding under this facility with UPS.

         On December 31, 2004, our Hong Kong subsidiaries entered into a loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan was due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. The obligations under the loan agreement were collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan was secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, of 4.6 million shares of our common stock. On June 9, 2006, we completed the pay-off of all remaining amounts due under the term loan agreement with UPS. As a result of the payment of these obligations, the term loan agreement was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of December 31, 2006, $0 was outstanding under this loan arrangement with UPS.

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9% per annum at December 31, 2006. As of December 31, 2006, $1.0 million was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.5% per annum at December 31, 2006, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.6% per annum at December 31, 2006. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of December 31, 2006, we were in violation with the EBITDA, tangible net worth and leverage ratio covenants and a waiver was obtained on March 19, 2007. As of December 31, 2006, $12.5 million was outstanding under this facility. In addition, $4.1 million of open letters of credit was outstanding and $7.4 million was available for future borrowings as of December 31, 2006.

         On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss or (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we might borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at December 31, 2006. As of December 31, 2006, we were in violation with the EBITDA covenant and a waiver was obtained on March 23, 2007. A total of $19.6 million was outstanding with respect to receivables factored under the GMAC CF facility at December 31, 2006.

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

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions:

risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. As of December 31, 2006, $654,000 was amortized.

         Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF No. 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. As of December 31, 2006, $43,000 was amortized.

         The Guggenheim facility bore interest at 12.36% per annum at December 31, 2006. As of December 31, 2006, we were in violation with the EBITDA covenant and a waiver was obtained on March 23, 2007. A total of $11.2 million, net of $4.3 million of debt discount, was outstanding under this facility at December 31, 2006.

         As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. This was because we granted the warrant holders certain registration rights that were outside our control. In accordance with SFAS No. 133, the warrants were being valued at each reporting period. Changes in fair value were recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS No. 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders are limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified from debt to equity in accordance with EITF No. 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to $4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. As such, a net gain of $511,000 was recognized in our statements of operations as an adjustment to fair value of derivative in 2006.

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

         On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures ("Debentures") and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors could convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bore interest at a rate of 6% per annum and have a term of three years. We could elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contained customary events of default and permit the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures were secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The Debentures were thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 was being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets at December 31, 2004.

         The placement agent in the financing, received compensation for its services in the amount of $620,000 in cash and issuance of five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The warrants to purchase 200,000 shares of our common stock were valued at $138,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The financing cost paid to the placement agent of $620,000, and the value of the warrants to purchase 200,000 shares of our common stock of $138,000 were included in the deferred financing cost, net on our accompanying balance sheets and was amortized over the life of the loan.

         In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in the 2006 was $237,000. Total deferred financing cost amortized in 2006 was $95,000. Total interest paid to the holders of the Debentures in 2006 was $198,000. On June 26, 2006, we paid off the remaining balance of the outstanding Debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the Debentures were terminated effective June 26, 2006. Upon paying off the Debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of our Debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed.

         On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bore interest at the rate of 5.5% per annum and was payable in weekly installments of $200,000 beginning on March 1, 2006. This was an unsecured loan. We paid off the remaining balance of this loan in July 2006. As of December 31, 2006, $0 was outstanding under this loan.

         We had three equipment loans outstanding during 2006. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. In August 2006, we entered into a new auto loan that bears interest at 4.75% payable in installment through 2008. As of December 31, 2006, $38,000 was outstanding under the three remaining loans.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of December 31, 2006, $190,000 was outstanding under this facility (classified above under import trade bills payable) and $532,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

         The effective interest rates on short-term bank borrowing as of December 31, 2005 and 2006 were 7.8% and 10.9%, respectively.

         We have financed our operations from our cash flow from operations, borrowings under our bank and other credit facilities, issuance of long-term debt, and sales of equity and debt securities. Our short-term funding relies very heavily on our major customers, banks and suppliers. From time to time, we have had temporary over-advances from our banks. Any withdrawal of support from these parties will have serious consequences on our liquidity.

         From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. See disclosure under "-Related Party Transactions" below.

         The Internal Revenue Service has proposed adjustments to our Federal income tax returns to increase our income tax payable for the years ended December 31, 1996 through 2001. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $9 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and, in particular, cash flow. We may not have an adequate cash reserve to pay the final adjustments resulting from the IRS examination. As a result, we may be required to arrange for payments over time or raise additional capital in order to meet these obligations. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes." The maximum amount of loss in excess of the amount accrued in the financial statements is $8.3 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

         We may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under our bank credit facilities, issuance of long-term debt, sales of equity securities, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities. As described above, in December 2006, we entered into a definitive stock and asset purchase agreement to acquire The Buffalo. If the acquisition is approved by our shareholders and is consummated pursuant to the terms of the agreement, we will be required to issue 13 million exchangeable shares of our Canadian subsidiary to the sellers (which are exchangeable in shares of our common stock on a one-for-one basis), incur additional long-term and medium-term debt of approximately $40 million to pay the cash portion of the purchase price, issue promissory notes of $15 million to sellers, and assume certain debt of The Buffalo Group. In addition, we may have to pay additional $12 million in cash earn-out payments to the sellers over a four year period, contingent upon achievement of the acquired business of specified earnings targets. We believe we have sufficient internal resources and borrowing capability to cover all the related expenses.

         We do not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

RELATED PARTY TRANSACTIONS

         We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. During the first seven months of 2006, our Los Angeles offices and warehouse were leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong. We paid $1,330,000, $1,019,000 and $1,076,000, respectively, in 2004, 2005 and 2006 in rent for office and warehouse facilities at these locations. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $200,000 in rental income from this sublease in the year ended December 31, 2006.

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

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables were $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment  agreement  we  entered  into at the time of the  sale of the  Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We will continue to pursue payments on the notes receivable and believe the remaining $14 million balance at December 31, 2006 is realizable.

         Upon consummation of the sale of our Mexico assets, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement with Mr. Nacif's affiliates. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. We did not purchase any fabric in 2006. Net amount due from Mr. Kamel Nacif and his affiliates was $236,000 and $116,000 as of December 31, 2005 and 2006, respectively.

         From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2006 was approximately $2,279,000. At December 31, 2006, the entire balance due from Mr. Guez totaling $2.2 million was reflected as a reduction of shareholders' equity. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $370,000, $209,000 and $171,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $400,000, $397,000 and $299,000 for the years ended December 31, 2004, 2005 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). Azteca is owned by the brothers of Gerard Guez. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of all gains and loses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. We have been consolidating 100% of the results of the operation of UAV into our results since 2005. Two and one half percent of gross sales as management fees were paid in 2004 to each of the members of UAV, per the operating agreement. The management fees paid to Azteca in 2004 was $179,000. We purchased $11.5 million, $135,000 and $1.1 million of finished goods, fabric and service from Azteca and its affiliates for the years ended December 31, 2004, 2005 and 2006, respectively. Our total sales of fabric and service to Azteca in 2004, 2005 and 2006 were $1.0 million, $88,000 and $9,000, respectively.

         Since June 2003, UAV had been selling to Seven Licensing, jeans wear bearing the brand "Seven7", which was ultimately purchased by Express. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven Licensing in the year ended December 31, 2004 were $2.6 million. On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to be its buying agent to source and purchase apparel merchandise. Total sales to Seven Licensing during the year ended December 31, 2006 were $4.4 million.

         At December 31, 2006, Messrs. Guez and Kay beneficially owned 488,400 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing 8.1% of Tag-It's common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $1.0 million, $450,000 and $205,000 of trim from Tag-It during the years ended December 31, 2004, 2005 and 2006. Our sales of garment accessories to Tag-It for the year ended December 31, 2006 were $39,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At December 31, 2006, we had one open foreign exchange forward which has a maturity of less than one year. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of December 31, 2006, we had $228,000 of fixed-rate borrowings and $48.6 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $0.5 million on our variable-rate borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See  "Item  15.  Exhibits,   Financial  Statement  Schedules"  for  our
financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2006, the end of the period covered by this report. Members of the Company's management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the further quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         During the fourth quarter ended December 31, 2006, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE

         The   information   concerning   certain   relationships   and  related
transactions will appear in our definitive Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information concerning principal accounting fees and services will appear in our definitive Proxy Statement and is incorporated herein by reference.

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

         (b) Exhibits. See the Exhibit Index attached to this Form 10-K annual report.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE
                                                                            ----

Financial Statements

    Report of Independent Registered Public Accounting Firm, Singer
       Lewak Greenbaum & Goldstein LLP.......................................F-2

    Report of Independent Registered Public Accounting Firm, Grant
       Thornton LLP..........................................................F-3

    Consolidated Balance Sheets--December 31, 2005 and 2006..................F-4

    Consolidated Statements of Operations and Comprehensive Loss--
       Three year period ended December 31, 2006.............................F-5

    Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 2006........................................F-6

    Consolidated Statements of Cash Flows--Three year period ended
       December 31, 2006.....................................................F-7

    Notes to Consolidated Financial Statements...............................F-8

Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts..........................F-43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Tarrant Apparel Group
Los Angeles, California


We have audited the consolidated balance sheets of Tarrant Apparel Group and subsidiaries (collectively, the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule of Tarrant Apparel Group listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarrant Apparel Group and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 22, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and
Shareholders of Tarrant Apparel Group

We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows of Tarrant Apparel Group (a California corporation) and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tarrant Apparel Group for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Tarrant Apparel Group for the year ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton, LLP
-----------------------
GRANT THORNTON, LLP

Los Angeles, California
March 24, 2005

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS
                                                                          DECEMBER 31,
                                                                ------------------------------
                                                                     2005             2006
                                                                -------------    -------------
                            ASSETS
Current assets:
  Cash and cash equivalents .................................   $   1,641,768    $     904,553
  Accounts receivable, net of $3.0 million and $2.1 million
    allowance for returns, discounts and bad debts at
    December 31, 2005 and 2006, respectively ................      54,598,443       48,079,527
  Due from related parties ..................................       3,100,928        3,688,355
  Inventory .................................................      31,628,960       17,774,103
  Temporary quota rights ....................................            --             32,217
  Current portion of notes receivable - related parties .....       5,139,387             --
  Prepaid expenses ..........................................       1,292,441        1,515,087
  Prepaid royalties .........................................       1,123,531             --
  Deferred tax assets .......................................            --            123,607
  Income taxes receivable ...................................          25,468           25,468
                                                                -------------    -------------
    Total current assets ....................................      98,550,926       72,142,917

Property and equipment, net of $10.8 million and $9.4 million accumulated depreciation at December 31, 2005 and 2006,
  respectively ..............................................       1,702,840        1,414,354
Notes receivable - related parties, net of current portion,
  and net of $27.1 million reserve at December 31, 2006 .....      36,268,446       14,000,000
Due from related parties ....................................       2,994,945        4,168,205
Equity method investment ....................................       2,138,865        2,151,061
Deferred financing cost, net of $711,250 and $1.7 million
  accumulated amortization at December 31, 2005 and 2006,
  respectively ..............................................         838,786        2,448,526
Other assets ................................................         164,564        6,223,816
Goodwill, net ...............................................       8,582,845        8,582,845
                                                                -------------    -------------

    Total assets ............................................   $ 151,242,217    $ 111,131,724
                                                                =============    =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings ................................   $  13,833,532    $  13,696,182
  Accounts payable ..........................................      33,278,959       22,685,674
  Accrued expenses ..........................................       9,503,806        8,907,658
  Derivative liability ......................................            --            195,953
  Income taxes ..............................................      16,828,538       16,865,125
  Current portion of long-term obligations and factoring
    arrangement .............................................      36,109,699       19,586,565
                                                                -------------    -------------
    Total current liabilities ...............................     109,554,534       81,937,157

Term loan, net of $0 and $4.3 million debt discount at
  December 31, 2005 and 2006, respectively ..................            --         11,212,724
Other long-term obligations .................................         239,935            5,338
Convertible debentures, net of $948,000 and $0 debt discount
  at December 31, 2005 and 2006, respectively ...............       5,965,098             --
Deferred tax liabilities ....................................          47,098             --
                                                                -------------    -------------
    Total liabilities .......................................     115,806,665       93,155,219

Minority interest in PBG7 ...................................          75,241           54,338
Commitments and contingencies

Shareholders' equity:
Preferred stock, 2,000,000 shares authorized;
    no shares at December 31, 2005 and 2006 issued and
    outstanding .............................................            --               --
Common stock, no par value, 100,000,000 shares authorized;
    30,553,763 shares and 30,543,763 shares at December 31,
    2005 and 2006 issued and outstanding, respectively ......     114,977,465      114,977,465
Warrants to purchase common stock ...........................       2,846,833        7,314,239
Contributed capital .........................................      10,004,331       10,191,511
Accumulated deficit .........................................     (90,189,615)    (112,410,363)
Notes receivable from officer/shareholder ...................      (2,278,703)      (2,150,685)
                                                                -------------    -------------

    Total shareholders' equity ..............................      35,360,311       17,922,167
                                                                -------------    -------------

    Total liabilities and shareholders' equity ..............   $ 151,242,217    $ 111,131,724
                                                                =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                      2004             2005             2006
                                                 -------------    -------------    -------------
Net sales ....................................   $ 155,452,663    $ 214,648,218    $ 232,401,689
Cost of sales ................................     134,492,460      169,767,051      181,759,585
                                                 -------------    -------------    -------------

Gross profit .................................      20,960,203       44,881,167       50,642,104
Selling and distribution expenses ............       9,290,819       10,726,425       11,016,352
General and administrative expenses ..........      32,083,637       26,864,789       26,878,871
Royalty expenses .............................         604,888        3,664,454        2,814,929
Impairment charges ...........................      77,982,034             --               --
Cumulative translation loss attributable to
   liquidated Mexico operations ..............      22,786,125             --               --
Loss on notes receivable - related parties ...            --               --         27,137,297
                                                 -------------    -------------    -------------

Income (loss) from operations ................    (121,787,300)       3,625,499      (17,205,345)
Interest expense .............................      (2,857,096)      (4,624,590)      (6,059,628)
Interest income ..............................         377,587        2,081,456        1,181,437
Minority interest ............................      15,331,171          (75,241)          20,903
Interest in income of equity method investee .         769,706          559,634           79,696
Other income .................................       6,366,637          354,347          335,731
Adjustment to fair value of derivative .......            --               --            315,134
Other expense ................................        (529,257)            (580)        (435,586)
                                                 -------------    -------------    -------------

Income (loss) before provision for income
   taxes .....................................    (102,328,552)       1,920,525      (21,767,658)
Provision for income taxes ...................       2,348,119          927,181          453,090
                                                 -------------    -------------    -------------

Net income (loss) ............................   $(104,676,671)   $     993,344    $ (22,220,748)
                                                 =============    =============    =============

Net income (loss) per share - Basic: .........   $       (3.64)   $        0.03    $       (0.73)
                                                 =============    =============    =============

Net income (loss) per share - Diluted ........   $       (3.64)   $        0.03    $       (0.73)
                                                 =============    =============    =============

Weighted average common and common equivalent
   shares outstanding:
   Basic .....................................      28,732,796       29,728,997       30,545,599
                                                 =============    =============    =============

   Diluted ...................................      28,732,796       29,734,291       30,545,814
                                                 =============    =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006



                                                 PREFERRED        NUMBER          COMMON          NUMBER
                                                   STOCK         OF SHARES         STOCK         OF SHARES         WARRANTS
                                               -------------   -------------   -------------   -------------    -------------
Balance at January 1, 2004 .................   $        --              --     $ 107,891,426      27,614,763    $   1,798,733
   Currency translation ....................            --              --              --              --               --
   Net loss ................................            --              --              --              --               --
   Cumulative translation loss attributable
      to liquidated Mexico operations ......            --              --              --              --               --
   Compensation expense ....................            --              --              --              --               --
   Issuance of common stock ................            --              --         3,623,665       1,200,000           44,100
   Issuance of warrants with debentures ....            --              --              --              --          1,004,000
   Intrinsic value of beneficial conversion
      associated with convertible debentures            --              --              --              --               --
   Repayment from shareholder ..............            --              --              --              --               --
   Reclassification of shareholders'
      receivable to current asset ..........            --              --              --              --               --
                                               -------------   -------------   -------------   -------------    -------------

Balance at December 31, 2004 ...............   $        --              --     $ 111,515,091      28,814,763    $   2,846,833
   Net income ..............................            --              --              --              --               --
   Compensation expense ....................            --              --              --              --               --
   Issuance of common stock ................            --              --           375,000         195,313             --
   Conversion of debentures ................            --              --         3,087,374       1,543,687             --
   Repayment from shareholder ..............            --              --              --              --               --
                                               -------------   -------------   -------------   -------------    -------------

Balance at December 31, 2005 ...............   $        --              --     $ 114,977,465      30,553,763    $   2,846,833
   Net loss ................................            --              --              --              --               --
   Stock-based compensation ................            --              --              --              --               --
   Cancellation of common stock ............            --              --              --           (10,000)            --
   Issuance of warrants with debentures ....            --              --              --              --          4,467,406
   Repayment from shareholder ..............            --              --              --              --               --
                                               -------------   -------------   -------------   -------------    -------------

Balance at December 31, 2006 ...............   $        --              --     $ 114,977,465      30,543,763    $   7,314,239
                                               =============   =============   =============   =============    =============


                                                                   RETAINED       ACCUMULATED
                                                                   EARNINGS          OTHER                              TOTAL
                                                 CONTRIBUTED    (ACCUMULATED     COMPREHENSIVE     NOTES FROM       SHAREHOLDERS'
                                                   CAPITAL         DEFICIT)      INCOME (LOSS)    SHAREHOLDERS         EQUITY
                                                -------------   -------------    -------------    -------------    -------------
Balance at January 1, 2004 .................    $   9,000,553   $  13,493,712    $ (19,679,185)   $  (4,796,428)   $ 107,708,811
   Currency translation ....................             --              --         (3,106,940)            --         (3,106,940)
   Net loss ................................             --      (104,676,671)            --               --       (104,676,671)
   Cumulative translation loss attributable
      to liquidated Mexico operations ......             --              --         22,786,125             --         22,786,125
   Compensation expense ....................          161,038            --               --               --            161,038
   Issuance of common stock ................             --              --               --               --          3,667,765
   Issuance of warrants with debentures ....             --              --               --               --          1,004,000
   Intrinsic value of beneficial conversion
      associated with convertible debentures          804,000            --               --               --            804,000
   Repayment from shareholder ..............             --              --               --             30,366           30,366
   Reclassification of shareholders'
      receivable to current asset ..........             --              --               --          2,300,000        2,300,000
                                                -------------   -------------    -------------    -------------    -------------

Balance at December 31, 2004 ...............    $   9,965,591   $ (91,182,959)   $        --      $  (2,466,062)   $  30,678,494
   Net income ..............................             --           993,344             --               --            993,344
   Compensation expense ....................           38,740            --               --               --             38,740
   Issuance of common stock ................             --              --               --               --            375,000
   Conversion of debentures ................             --              --               --               --          3,087,374
   Repayment from shareholder ..............             --              --               --            187,359          187,359
                                                -------------   -------------    -------------    -------------    -------------

Balance at December 31, 2005 ...............    $  10,004,331   $ (90,189,615)   $        --      $  (2,278,703)   $  35,360,311
   Net loss ................................             --       (22,220,748)            --               --        (22,220,748)
   Stock-based compensation ................          187,180            --               --               --            187,180
   Cancellation of common stock ............             --              --               --               --               --
   Issuance of warrants with debentures ....             --              --               --               --          4,467,406
   Repayment from shareholder ..............             --              --               --            128,018          128,018
                                                -------------   -------------    -------------    -------------    -------------

Balance at December 31, 2006 ...............    $  10,191,511   $(112,410,363)   $        --      $  (2,150,685)   $  17,922,167
                                                =============   =============    =============    =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                              2004             2005             2006
                                                         -------------    -------------    -------------
Operating activities:
Net Income (loss) ....................................   $(104,676,671)   $     993,344    $ (22,220,748)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Deferred taxes ....................................         (61,345)        (166,686)         237,045
   Depreciation and amortization of fixed assets .....       7,852,625          727,233          455,124
   Amortization of deferred financing cost ...........         485,321        1,399,352        2,525,210
   Receipt of merchandise in lieu of interest on notes
      receivable, related party ......................            --         (1,742,540)            --
   Impairment charges ................................      77,982,034             --               --
   Cumulative transaction loss attributable to the
      liquidated Mexico operations ...................      22,786,125             --               --
   Adjustment to fair value of derivative ............            --               --           (315,134)
   Loss on notes receivable - related parties ........            --               --         27,137,297
   Prepaid royalties write-off .......................            --          1,165,970             --
   Income from equity method investment ..............        (769,706)        (559,634)         (79,696)
   Loss (gain) on sale of fixed assets ...............         (15,272)        (124,041)          35,587
   Unrealized gain on foreign currency ...............        (367,262)            --               --
   Minority interest .................................     (15,331,171)          75,241          (20,903)
   Compensation expense related to stock options .....         161,038           38,740             --
   Stock-based compensation ..........................            --               --            187,180
   Change in the provision for returns and discounts .      (1,747,060)         (78,060)         292,356
   Change in the provision for bad debts .............         (41,458)         591,945       (1,167,248)
   Changes in operating assets and liabilities:
      Restricted cash ................................       2,759,742             --               --
      Accounts receivable ............................      21,265,912      (17,352,985)       6,528,104
      Due to/from related parties ....................        (122,389)       2,702,047       (1,160,821)
      Inventory ......................................       4,162,158       (8,503,086)      13,305,121
      Temporary quota rights .........................            --               --            (32,217)
      Prepaid expenses ...............................      (1,860,955)          47,055          900,886
      Accounts payable ...............................         687,758        9,248,667      (10,593,284)
      Accrued expenses and income tax payable ........        (981,196)      (1,362,218)        (967,312)
                                                         -------------    -------------    -------------
   Net cash provided by (used in) operating activities      12,168,228      (12,899,656)      15,046,547

Investing activities:
Purchase of fixed assets .............................        (111,836)        (559,081)        (208,571)
Proceeds from sale of fixed assets ...................       1,219,904          130,552            6,346
Investment in equity investment method ...............        (137,000)            --               --
Distribution from equity method investee .............         460,800          301,050           67,500
Deposit in acquisition ...............................            --               --         (5,000,000)
Due diligence fees in acquisition ....................            --               --         (1,050,256)
Collection on notes receivable - related parties .....            --          1,194,722        1,086,110
Trademark ............................................            --               --           (100,000)
Investment in joint venture ..........................        (211,963)            --               --
Collection of advances from shareholders/officers ....          30,366        2,487,360          128,018
                                                         -------------    -------------    -------------
   Net cash provided by (used in) investing activities       1,250,271        3,554,603       (5,070,853)

Financing activities:
Short-term bank borrowings, net ......................     (11,342,166)      (4,117,625)        (137,351)
Proceeds from long-term obligations ..................     129,667,084      218,367,495      235,101,785
Payment of financing costs ...........................      (1,124,668)            --         (2,405,201)
Payment of long-term obligations and bank borrowings .    (146,375,987)    (204,477,993)    (236,359,516)
Proceeds from issuance of preferred stock and warrant        3,623,665             --               --
Proceeds (repayments) from convertible debentures ....      10,000,000             --         (6,912,626)
                                                         -------------    -------------    -------------
   Net cash provided by (used in) financing activities     (15,552,072)       9,771,877      (10,712,909)

Effect of exchange rate on cash ......................          28,553             --               --
                                                         -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents .....      (2,105,020)         426,824         (737,215)
Cash and cash equivalents at beginning of year .......       3,319,964        1,214,944        1,641,768
                                                         -------------    -------------    -------------

Cash and cash equivalents at end of year .............   $   1,214,944    $   1,641,768    $     904,553
                                                         =============    =============    =============


                             See accompanying notes

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF CONSOLIDATION

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At December 31, 2006, we own 50.1% of United Apparel Ventures ("UAV") and 75% of PBG7, LLC ("PBG7"). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV is owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

We serve specialty retail, mass merchandisers, department store chains and branded wholesalers by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label and private brand. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction consummated in the fourth quarter of 2004. See Note 5 and Note 17 of the "Notes to Consolidated Financial Statements."

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

RISK AND UNCERTAINTIES - IRS EXAMINATION

As discussed in Note 12 of the "Notes to Consolidated Financial Statements," our federal income tax returns for the years ended December 31, 1996 through 2002 were under examination by the Internal Revenue Service ("IRS"). The IRS has proposed adjustments to increase our federal income tax payable for these years. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. The maximum amount of loss in excess of the amount accrued in the financial statements is $8.3 million. If the amount of any actual liability, however, exceeds our reserves, we would experience an immediate adverse earnings impact in the amount of such additional liability, which could be material. Additionally, we anticipate that the ultimate resolution of these matters will require that we make significant cash payments to the taxing authorities. Presently we do not have sufficient cash to make any future payments that may be required. No assurance can be given that we will have sufficient surplus cash from operations to make the required payments. Additionally, any cash used for these purposes will not be available for other corporate purposes, which could have a material adverse effect on our financial condition and results of operations. See Note 12 of the "Notes to Consolidated Financial Statements" for a further discussion on the IRS examination.

 RISK AND UNCERTAINTIES - DEBT COVENANTS

As discussed in Note 9 of the "Notes to Consolidated Financial Statements," our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. See Note 9 of the "Notes to Consolidated Financial Statements" for a further discussion of the credit facilities and related debt covenants. As of December 31, 2006, we were in violation of the EBITDA, tangible net worth and leverage ratio covenants and waivers of the defaults were obtained in March 2007 from our lenders.

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

SHIPPING AND HANDLING COSTS

Freight charges are included in selling and distribution expenses in the statements of operations and amounted to $783,000, $667,000 and $781,000 for the years ended December 31, 2004, 2005 and 2006, respectively. We did not bill customers for shipping and handling costs for the year 2004. In 2005 and 2006, we did some billing for freight to specialty stores although the amount was insignificant.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents held in foreign financial institutions totaled $1,062,000 and $260,000 as of December 31, 2005 and 2006, respectively. Cash is deposited with what we believe are highly credited quality financial institutions and may exceed FDIC insured limits. As of December 31, 2005 and 2006, cash deposited in financial institutions that exceeded FDIC insured limits was $1.1 million and $1.4 million, respectively.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial
obligations  (such  as  in  the  case  of  bankruptcy   filings  or  substantial
downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount. As of December 31, 2005 and 2006, the balance of the allowance for returns, discounts and bad debts was $3.0 million and $2.1 million, respectively.

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

COST OF SALES

Cost of sales includes costs related to product costs, direct labor, duty, quota, freight in, brokerage, warehouse handling and markdown.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses include expenses related to samples, travel and entertainment, salaries, rent, warehouse handling, other office expenses, professional fees, freight out, and selling commissions incurred in the sales process.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include expenses related to research and product development, travel and entertainment, salaries, rent, other office expenses, depreciation and amortization, professional fees and bank charges.

LICENSE AGREEMENTS AND ROYALTY EXPENSES

We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of its products. These agreements require us to pay royalties and marketing fund commitments, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See Note 13 of the "Notes to Consolidated Financial Statements" regarding various agreements we have entered into.

Royalty expense for each of the three fiscal years ended December 31, 2004, 2005 and 2006 were $605,000, $3.7 million and $2.8 million, respectively.

DEFERRED RENT PROVISION

When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of December 31, 2006, deferred rent of $93,000 was recorded under accrued expense in our consolidated financial statements.

DERIVATIVE ACTIVITIES

WARRANT DERIVATIVES

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Merton Option Pricing Formula ("Black-Scholes model"). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. At December 31, 2006, there was an income of $511,000 recorded as adjustment to fair value of derivative on our consolidated statements of operations. See Note 9 of the "Notes to Consolidated Financial Statements"

FOREIGN CURRENCY FORWARD CONTRACT

We source our product in a number of countries throughout the world, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials in the normal course of business. We utilize derivative financial instruments consist primarily of forward currency contracts. These instruments are intended to protect against exposure related to financing transactions and income from international operations. We do not enter into derivative financial instruments for speculative or trading purposes. We enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria.

SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. There were no exchange contracts at December 31, 2005. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction is undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward which has a maturity of less than one year. Hedge ineffectiveness resulted in an impact of $196,000 in our consolidated statements of operations as of December 31, 2006

PRODUCT DESIGN, ADVERTISING AND SALES PROMOTION COSTS

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in selling, general and administrative expenses in the accompanying statements of operations (excluding the costs of manufacturing production samples) amounted to approximately $2,106,000, $3,009,000 and $2,731,000 in 2004, 2005 and 2006,
respectively.

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

         Buildings                                              35 to 40 years
         Equipment                                               5 to 15 years
         Furniture and Fixtures                                   5 to 7 years
         Vehicles                                                      5 years
         Leasehold Improvements         Term of lease or Estimated useful life

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

We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2006, we had a goodwill balance of $8.6 million, and a net property and equipment balance of $1.4 million, as compared to a goodwill balance of $8.6 million and a net property and equipment balance of $1.7 million at December 31, 2005. See Note 5 and Note 8 of the "Notes to Consolidated Financial Statements."

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

During the years ended December 31, 2005 and 2006, we did not recognize any impairment related to goodwill and property and equipment.

DEFERRED FINANCING COST

Deferred financing costs were $839,000 and $2.4 million at December 31, 2005 and 2006, respectively. These costs of obtaining financing and issuance of convertible debt instruments are being amortized on a straight-line basis over the term of the related debt. Amortization expenses for deferred charges were $387,000, $1,399,000 and $2,525,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Our foreign subsidiary had an accumulated earning and profit deficit at December 31, 2006. Any current year foreign earning and profit will be reported by us as dividends on our tax returns.

NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic income (loss) per share and diluted income (loss) per share is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                    2004             2005            2006
                                               -------------    -------------   -------------
Basic EPS Computation:
Numerator:
Reported net income (loss) .................   $(104,676,671)   $     993,344   $ (22,220,748)

Denominator:
Weighted average common shares outstanding .      28,732,796       29,728,997      30,545,599

Basic EPS ..................................   $       (3.64)   $        0.03   $       (0.73)
                                               =============    =============   =============

Diluted EPS Computation:
Numerator:
Reported net income (loss) .................   $(104,676,671)   $     993,344   $ (22,220,748)

Denominator:
Weighted average common shares outstanding .      28,732,796       29,728,997      30,545,599
Incremental shares from assumed exercise of
warrants ...................................            --               --              --
convertible debentures .....................            --               --              --
options ....................................            --              5,294             215
                                               -------------    -------------   -------------
Total shares ...............................      28,732,796       29,734,291      30,545,814

Diluted EPS ................................   $       (3.64)   $        0.03   $       (0.73)
                                               =============    =============   =============


The  following   potentially  dilutive  securities  were  not  included  in  the computation of income (loss) per share, because to do so would have been anti-dilutive:

                                         2004            2005            2006
                                      ----------      ----------      ----------

Options ........................       8,331,962       6,727,756       7,673,444
Warrants .......................       2,361,732       2,361,732       5,931,732
Convertible debentures .........       5,000,000       3,456,313            --
                                      ----------      ----------      ----------
   Total .......................      15,693,694      12,545,801      13,605,176


DIVIDENDS

We did not declare or pay any cash dividends in 2004, 2005 or 2006. We intend to retain any future earnings for use in our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our credit agreements prohibit the payment of dividends during the term of the agreements.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currencies in which we transact business are the Hong Kong dollar and the peso in Mexico.

Foreign currency gains and losses resulting from translation of assets and liabilities are included in other comprehensive income (loss). Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. In 2004, we substantially liquidated our Mexico subsidiaries following the sale of the fixed assets in Mexico. The accumulated foreign currency translation adjustment related to the Mexico subsidiaries of $22.8 million of loss was reclassified and charged to income. The adjustment occurred in the fourth quarter of 2004. See
Note 5 of the "Notes to Consolidated Financial Statements." Foreign currency gains and losses resulting from translation of assets and liabilities were insignificant in 2005 and 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that we could realize in a current market exchange. The carrying amounts of cash and cash equivalents, receivables, inventory, prepaid expenses, accounts payable and accrued expenses approximate fair values. The carrying amounts of our variable rate borrowings under the various short-term borrowings and long-term debt arrangements approximate fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash equivalents, trade accounts receivable, related party receivables and amounts due from factor.

Our products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. We make substantial sales to a relatively few, large customers. In order to minimize the risk of loss, we assign certain of our domestic accounts receivable to a factor without recourse or requires letters of credit from our customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. At December 31, 2005 and 2006, approximately 22% and 23% of accounts receivable were due from two customers, respectively. The following table presents the percentage of net sales concentrated with certain customers.

                                                        PERCENTAGE OF NET SALES
                                                       -------------------------
                CUSTOMER                                2004      2005      2006
--------------------------------------------------      ----      ----      ----
Macy's Merchandising Group .......................      10.3      13.4      18.9
Kohl's ...........................................      16.4      13.5      14.1
Mervyn's .........................................      15.4      11.2      11.9
Wal-Mart .........................................       5.9      11.1       4.5
New York & Co. ...................................      15.0       8.6       4.5

We maintain demand deposits with several major banks. At times, cash balances may be in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the financial statements include allowance for returns, discounts and bad debts, inventory, notes receivable - related parties reserve, valuation of long-lived and intangible assets and goodwill, income taxes, stock options valuation, contingencies and litigation. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) during the year ended December 31, 2006 was $187,000. Basic and dilutive earnings per share for the year ended December 31, 2006 were decreased by $0.01 from $(0.72) to $(0.73) by the additional stock-based compensation recognized.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based payment awards granted under our stock option plans for the year ended December 31, 2004 and 2005:

                                                    2004               2005
                                               -------------      -------------

Net income (loss) as reported ..............   $(104,676,671)     $     993,344
Add stock-based employee compensation
   charges reported in net income (loss) ...   $     161,038      $      38,740
Pro forma compensation expense, net of tax .   $  (3,852,990)     $  (4,298,193)
                                               -------------      -------------
Pro forma net loss .........................   $(108,368,623)     $  (3,266,109)
                                               =============      =============

Net income (loss) per share
Basic ......................................   $       (3.64)     $        0.03
Add stock-based employee compensation
   charges reported in net income (loss)
Basic ......................................   $        0.01      $        0.00
Pro forma compensation expense per share
Basic ......................................   $       (0.14)     $       (0.14)
                                               -------------      -------------
Pro forma loss per share
Basic ......................................   $       (3.77)     $       (0.11)
                                               =============      =============

Net income (loss) per share
Diluted ....................................   $       (3.64)     $        0.03
Add stock-based employee compensation
   charges reported in net income (loss)
Diluted ....................................   $        0.01      $        0.00
Pro forma compensation expense per share
Diluted ....................................   $       (0.14)     $       (0.14)
                                               -------------      -------------
Pro forma loss per share
Diluted ....................................   $       (3.77)     $       (0.11)
                                               =============      =============


SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based payment awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation". Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options, including those not issued under the plan; see Note 14 of the "Notes to Consolidated Financial Statements." In total,
1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. As a result, there were no stock options granted prior to, but not yet vested as of January 1, 2006.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We are currently evaluating the impact of this Statement.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS No. 157, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires us to (a) recognize a plan's funded status in the statement of financial position, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not believe that SFAS No. 158 will have a material impact on our results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company's prior approach but are material under the SAB No. 108 approach. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the potential impact that SAB 108 may have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities- Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our results of operations and financial condition.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
                                                            DECEMBER 31
                                                   ----------------------------
                                                       2005            2006
                                                   ------------    ------------

U.S. trade accounts receivable .................   $  2,893,217    $  2,975,840
Foreign trade accounts receivable ..............     19,619,172      16,986,357
Factored accounts receivable ...................     33,222,354      29,697,935
Other receivables ..............................      1,815,450         496,253
Allowance for returns, discounts and bad debts .     (2,951,750)     (2,076,858)
                                                   ------------    ------------
                                                   $ 54,598,443    $ 48,079,527
                                                   ============    ============

Under the asset-based lending arrangement we had with GMAC before September 29, 2004, we factored trade receivables from clients with credit ratings below BBB. GMAC did not advance any funds to us and only afforded us a credit insurance coverage. We received funds from GMAC only after such funds were collected from customers at their respective due dates. Effective as of September 29, 2004, the asset based lending arrangement was amended and converted to a factoring arrangement. At December 31, 2006, substantially all trade receivables, irrespective of their debt ratings, were factored and GMAC advances up to 90% of the invoice value to us immediately upon the submission of invoices. See Note 9 of "Notes to Consolidated Financial Statements."

3.       INVENTORY

Inventory consists of the following:
                                                             DECEMBER 31,
                                                     ---------------------------
                                                         2005            2006
                                                     -----------     -----------

Raw materials, fabric and trim accessories .....     $ 5,079,428     $ 3,271,610
Finished goods shipments-in-transit ............       8,800,014       7,331,422
Finished goods .................................      17,749,518       7,171,071
                                                     -----------     -----------
                                                     $31,628,960     $17,774,103
                                                     ===========     ===========

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2005            2006
                                                   ------------    ------------

Land ...........................................   $     85,000    $     85,000
Buildings ......................................        819,372         819,372
Equipment ......................................      6,249,487       4,621,339
Furniture and fixtures .........................      2,308,537       2,197,648
Leasehold improvements .........................      2,684,720       2,727,243
Vehicles .......................................        322,487         333,311
                                                   ------------    ------------
                                                     12,469,603      10,783,913

Less accumulated depreciation and amortization .    (10,766,763)     (9,369,559)
                                                   ------------    ------------

                                                   $  1,702,840    $  1,414,354
                                                   ============    ============

Depreciation expense, including amortization of assets recorded under capital leases, totaled $7,853,000, $727,000 and $455,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

5. RESTRUCTURING AND SALE OF MEXICO OPERATIONS

Following our restructuring of our Mexican operations in 2003, and the resulting reduction in our Mexican work force, we became the target of workers' rights activists who picketed our customers, stuffed electronic mailboxes with inaccurate, protest e-mails, and threatened customers with retaliation for continuing business with us. While we had defended our position to our customers, some of our larger customers for Mexico-produced jeans wear had been reluctant to place orders with us in response to actions taken and contemplated by these activist groups. As a consequence, we experienced a significant decline in revenue from sales of Mexico-produced merchandise during 2004. As a result of this reduction in revenue from the sale of Mexico-produced merchandise, the Board of Directors approved a resolution in July 2004 authorizing management to sell the manufacturing operations in Mexico.

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

In connection with our restructuring of our Mexico operations, we incurred $1.1 million of severance costs in 2004 in the Mexico reportable segment. We did not relocate any employees in connection with this restructuring and therefore did not incur any relocation costs. In addition, we did not incur any contract termination costs. There was no ending liability balance for the severance costs incurred in 2004 since such amounts were all paid in 2004. Severance costs incurred in 2004 were included in general and administrative expenses in the accompanying consolidated statements of operations.

In August 2004, through Tarrant Mexico, S. de R.L. de C.V., our majority owned and controlled subsidiary in Mexico, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico which include equipment and facilities previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes that mature on November 30, 2007, bearing interest at 5.5% per annum; and
b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers.

Upon consummation of the sale of our Mexico assets, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement whereby we were obligated to purchase annually from Mr. Nacif's affiliates, 6 million yards of fabric (or approximately $19.2 million of fabric at today's market prices) manufactured at these same facilities through October 2009. The annual future purchase commitments approximate the annual maturities of the notes receivable from the related party and are allowed to be offset against annual principal and interest requirements.

Included in the $41.4 million notes receivable - related parties on the accompanying balance sheet as of December 31, 2005 was $1,317,000 of Mexico valued added taxes on the real property component of this transaction. As of September 30, 2006, the outstanding balance of the notes and interest receivables were $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve in the fourth quarter of 2006. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at December 31, 2006 is realizable. The entire reserve was recorded in the Luxembourg geographic reporting segment.

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in equal monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. The guaranteed annual minimum royalty for 2006 is $661,000. At December 31, 2006, the total commitment on royalties remaining on the term was $8.4 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group ("MMG"), the sourcing arm of Federated Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures
American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's locations and is currently available in approximately 600 Macy's stores nationally. The investment in American Rag CIE, LLC totaling $2.1 million and $2.2 million at December 31, 2005 and 2006, respectively, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag for 2005 and 2006 was as follows:

         Balance as of December 31, 2004 ...........       $ 1,880,281
         Share of income ...........................           559,634
         Distribution ..............................          (301,050)
                                                           -----------
         Balance as of December 31, 2005 ...........       $ 2,138,865
         Share of income ...........................            79,696
         Distribution ..............................           (67,500)
                                                           -----------
         Balance as of December 31, 2006 ...........       $ 2,151,061
                                                           ===========


We hold a 45% member interest in American Rag. The remaining 55% owners are an unrelated third party who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of "American Rag". The entity is generating positive cash flow and net operating profit from its retail stores. The royalty income paid by us to American Rag is considered other income and is ancillary to the primary operations. Reported revenue from the retail business in fiscal 2004, 2005 and 2006 was approximately $9 million, $10 million and $10 million, respectively. The amount of royalty income to American Rag in 2004, 2005 and 2006 was $500,000, $575,000 and $1.1
million, respectively. We do not have sole decision-making ability. Day to day management of American Rag is effectively controlled by one of the 55% owners.

We do not expect to receive a guaranteed return on its investment. We determined that we were not the primary beneficiary of American Rag under FIN 46. In June 2006, we signed a guarantee of certain liabilities of American Rag CIE to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or (B) $675,000. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46. In our analysis, we determined that consolidation under FIN 46 is still not appropriate. Our variable interest will not absorb a majority of the VIE's expected losses. We record its proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond its 45% investment interest. Additionally, we do not expect to receive a majority of the entity's expected residual returns, other than their 45% ownership interest.

7.       OTHER ASSETS

THE BUFFALO GROUP

On December 6, 2006, we entered into a definitive stock and asset purchase agreement (the "Purchase Agreement") to acquire certain assets and entities comprising The Buffalo Group. The Buffalo Group designs, imports and sells contemporary branded apparel and accessories, primarily in Canada and the United States.

Pursuant to the Purchase  Agreement,  we and our subsidiaries  agreed to acquire
(1) all the outstanding capital stock of four principal operating subsidiaries of The Buffalo Group - Buffalo Inc., 3163946 Canada Inc., 3681441 Canada Inc. and Buffalo Corporation, and (2) certain assets, consisting primarily of intellectual property rights and licenses, from The Buffalo Trust. The consideration for the stock and assets to be purchased by us under the Purchase Agreement will consist of:

         o        $40 million in cash, subject to reduction prior to closing;

         o        $15  million in  promissory  notes that are due and payable in
                  five  equal  annual  installments   beginning  on  the  second
                  anniversary of the closing date;

         o The issuance to the sellers of 13 million exchangeable shares of our Canadian subsidiary, which shares will be exchangeable by the holders into shares of our common stock on a 1-to-1 basis;

         o The issuance by us to a trustee of shares of our Series A Special Voting Preferred Stock that will entitle the sellers to direct the trustee to vote a number of shares equal to the number of exchangeable shares of our Canadian subsidiary that remain outstanding from time to time on all matters on which our shareholders are entitled to vote;

         o        Assumption of debt of the entities being acquired by us; and

         o Earn-out payments of up to $12 million in the aggregate over a four year period, contingent upon achievement by the acquired business of specified earnings targets in years 2007 through 2010.

In addition, we may be required to make a contingent cash payment following the fifth anniversary of the closing if the average price of our common stock does not equal or exceed $3.076 within any 10 trading days during the five year period following the closing of the purchase transaction.

At signing of the Purchase Agreement, we delivered $5.0 million to the sellers as a deposit against the purchase price payable under the agreement. Upon closing, this deposit will be used to pay a portion of the consideration payment and will reduce the amount of cash delivered at closing. Under certain conditions specified under the agreement, if we or The Buffalo Group terminate the agreement prior to closing, the $5.0 million deposit may or may not be refundable to us. This $5.0 million deposit and $1.1 million due diligence fees paid were included in other assets in our consolidated balance sheets.

The completion of the transaction is subject to the satisfaction of a number of conditions as set forth in the Purchase Agreement, including among others, the approval of the acquisition and related transactions by our shareholders, our obtaining the necessary financing to complete the acquisition, obtaining certain third party consents, and other customary closing conditions. Dates for closing the acquisition and for our shareholders' meeting to vote on the acquisition have not yet been determined. The Purchase Agreement may be terminated under certain conditions, including by mutual written consent of the parties, by either party in the event of a material breach by the other party, or by either party if the closing does not occur by April 30, 2007.

8.       IMPAIRMENT OF ASSETS

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

The following table displays the change in the gross carrying amount of goodwill by reporting units for the years ended December 31, 2005 and 2006. The reporting unit below is one level below the reportable segments included in Note 18, "Operations by Geographic Areas". The reporting unit FR TCL. - Chazz & MGI Division was included within the United States geographical segment of Note 18 of the "Notes to the Consolidated Financial Statements."

                                 REPORTING UNITS
                         FR TCL - CHAZZZ & MGI DIVISION

         Balance as of January 1, 2005 ...............       $8,582,845
         Activities for the year .....................             --
                                                             ----------
         Balance as of December 31, 2005 .............       $8,582,845
         Activities for the year .....................             --
                                                             ----------
         Balance as of December 31, 2006 .............       $8,582,845
                                                             ==========

9.       DEBT

Debt consists of the following:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                             2005            2006
                                                         ------------    ------------
Short-term bank borrowings:
  Import trade bills payable - UPS, DBS Bank and
     Aurora Capital ..................................   $  4,165,306    $  5,844,887
  Bank direct acceptances - UPS and DBS Bank .........      1,471,476       3,368,054
  Other Hong Kong credit facilities - UPS and DBS Bank      8,196,750       4,483,241
                                                         ------------    ------------
                                                         $ 13,833,532    $ 13,696,182
                                                         ============    ============
Long-term debt:
  Equipment financing ................................   $     83,206    $     38,148
  Term loan - UPS ....................................      2,708,333            --
  Credit facility - Guggenheim, net ..................           --        11,212,724
  Debt facility and factoring agreement - GMAC .......     33,558,095      19,553,755
                                                         ------------    ------------
                                                           36,349,634      30,804,627
  Less current portion ...............................    (36,109,699)    (19,586,565)
                                                         ------------    ------------
                                                         $    239,935    $ 11,218,062
                                                         ============    ============


IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation ("UPS"). Under this facility, we could arrange for the issuance of letters of credit and acceptances. The facility was collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by us and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. Additionally, Gerard Guez pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On June 9, 2006, we completed the pay-off of all remaining amounts due under the letter of credit facility with UPS. As a result of the payment of these obligations, the letter of credit facility was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of December 31, 2006, $0 was outstanding under this facility with UPS.

Since March  2003,  DBS Bank (Hong Kong)  Limited  ("DBS") had made  available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9% per annum at December 31, 2006. As of December 31, 2006, $1.0 million was outstanding under this tax loan.

In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.5% per annum at December 31, 2006, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.6% per annum at December 31, 2006. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of December 31, 2006, we were in violation with the EBITDA, tangible net worth and leverage ratio covenants and a waiver was obtained on March 19, 2007. As of December 31, 2006, $12.5 million was outstanding under this facility. In addition, $4.1 million of open letters of credit was outstanding and $7.4 million was available for future borrowings as of December 31, 2006.

As of December 31, 2006, the total balance outstanding under the DBS Bank credit facilities was $13.5 million (classified above as follows: $5.6 million in import trade bills payable, $3.4 million in bank direct acceptances and $4.5 million in other Hong Kong credit facilities).

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of December 31, 2006, $190,000 was outstanding under this facility (classified above under import trade bills payable) and $532,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

LOAN FROM MAX AZRIA

On January 19, 2006, we borrowed $4.0 million from Max Azria pursuant to the terms of a promissory note, which amount bore interest at the rate of 5.5% per annum and was payable in weekly installments of $200,000 beginning on March 1, 2006. This was an unsecured loan. We paid off the remaining balance of this loan in July 2006. As of December 31, 2006, $0 was outstanding under this loan.

EQUIPMENT FINANCING

We had three equipment loans outstanding during 2006. One of these equipment loans bore interest at 6% payable in installments through 2009, which we paid off in January 2006. The second loan bears interest at 15.8% payable in installment through 2007 and the third loan bears interest at 6.15% payable in installment through 2007. In August 2006, we entered into a new auto loan that bears interest at 4.75% payable in installment through 2008. As of December 31, 2006, $38,000 was outstanding under the three remaining loans.

TERM LOAN - UPS

On December 31, 2004, our Hong Kong subsidiaries entered into a loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan was due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the "prime rate" plus 2% commencing on February 1, 2005. The obligations under the loan agreement were collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan was secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez of 4.6 million shares of our common stock. On June 9, 2006, we completed the pay-off of all remaining amounts due under the term loan agreement with UPS. As a result of the payment of these obligations, the term loan agreement was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of December 31, 2006, $0 was outstanding under this loan arrangement with UPS.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC CF

On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss or (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we might borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at December 31, 2006. As of December 31, 2006, we were in violation with the EBITDA covenant and a waiver was obtained on March 23, 2007. A total of $19.6 million was outstanding with respect to receivables factored under the GMAC CF facility at December 31, 2006.

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

In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. As of December 31, 2006, $654,000 was amortized.

Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. As of December 31, 2006, $43,000 was amortized.

The Guggenheim facility bore interest at 12.36% per annum at December 31, 2006. As of December 31, 2006, we were in violation with the EBITDA covenant and a waiver was obtained on March 23, 2007. A total of $11.2 million, net of $4.3 million of debt discount, was outstanding under this facility at December 31, 2006.

As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19". This was because we granted the warrant holders certain registration rights that were outside our control. In accordance with SFAS No. 133, the warrants were being valued at each reporting period. Changes in fair value were recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS No. 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders are limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified from debt to equity in accordance with EITF No. 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to $4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. As such, a net gain of $511,000 was recognized in our statements of operations as an adjustment to fair value of derivative in 2006.

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

GUARANTEES

Guarantees had been issued since 2001 in favor of YKK, Universal Fasteners, and RVL Inc. for $750,000, $500,000 and unspecified amount, respectively, to cover trim purchased by Tag-It Pacific Inc. on our behalf. We had not reported a liability for these guarantees. We issued the guarantees to cover trim purchased by Tag-It in order to ensure our production in a timely manner. If Tag-It ever defaults, we would have to pay the outstanding liability due to these vendors by Tag-It for purchases made on our behalf. We had not had to perform under these guarantees since inception. In April 2005, we terminated these guarantees with respect to Tag-It's obligations arising after the date of termination.

In June 2006, we signed a guarantee of certain liabilities of American Rag CIE to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or (B) $675,000.

10.      CONVERTIBLE DEBENTURES AND WARRANTS

On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures ("Debentures") and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors could convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bore interest at a rate of 6% per annum and have a term of three years. We could elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contained customary events of default and permit the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures were secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The Debentures were thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 was being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets at December 31, 2004.

The placement agent in the financing, received compensation for its services in the amount of $620,000 in cash and issuance of five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The warrants to purchase 200,000 shares of our common stock were valued at $138,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The financing cost paid to the placement agent of $620,000, and the value of the warrants to purchase 200,000 shares of our common stock of $138,000 were included in the deferred financing cost, net on our accompanying balance sheets and was amortized over the life of the loan.

In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. The Debentures were converted at the option of the holders at a price of $2.00 per share. Debt discount of $248,000 related to the intrinsic value of the conversion option of $804,000 was expensed upon the conversion. Of the $620,000 financing cost paid to the placement agent, $191,000 was expensed upon the conversion. The intrinsic value of the conversion option, and the value of the warrant amortized in 2006 was $237,000. Total deferred financing cost amortized in 2006 was $95,000. Total interest paid to the holders of the Debentures in 2006 was $198,000. On June 26, 2006, we paid off the remaining balance of the outstanding Debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the Debentures were terminated effective June 26, 2006. Upon paying off the Debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of our Debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed.

11.      DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

We use forward currency contracts to manage risks generally associated with foreign exchange rate. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions.

This transaction is undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward which has a maturity of less than one year. Hedge ineffectiveness resulted in an impact of $196,000 in our consolidated statements of operations as of December 31, 2006.

12.      INCOME TAXES

The provision for domestic and foreign income taxes is as follows:

                                             YEAR ENDED DECEMBER 31,
                               -------------------------------------------------
                                   2004               2005               2006
                               -----------        -----------        -----------
Current:
  Federal ..............       $ 1,000,000        $      --          $     6,968
  State ................             8,511              2,425              6,400
  Foreign ..............         1,400,953          1,091,442            202,677
                               -----------        -----------        -----------
                                 2,409,464          1,093,867            216,045
Deferred:
  Federal ..............              --                 --                 --
  State ................              --                 --                 --
  Foreign ..............           (61,345)          (166,686)           237,045
                               -----------        -----------        -----------
                                   (61,345)          (166,686)           237,045
                               -----------        -----------        -----------

    Total ..............       $ 2,348,119        $   927,181        $   453,090
                               ===========        ===========        ===========


The source of income (loss) before the provision for taxes and cumulative effect of accounting change is as follows:

                                           YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                 2004               2005               2006
                            -------------      -------------      -------------

Federal ...............     $ (14,271,441)     $  (4,481,879)     $   1,436,555
Foreign ...............       (88,057,111)         6,402,404        (23,204,213)
                            -------------      -------------      -------------

         Total ........     $(102,328,552)     $   1,920,525      $ (21,767,658)
                            =============      =============      =============


Our effective tax rate differs from the statutory rate principally due to the following reasons: (1) a substantial valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since recoverability of those assets has not been assessed as more likely than not; (2) although we have taxable losses in Mexico, it is subject to a minimum tax; and (3) the earnings of our Hong Kong subsidiary are taxed at a rate of 17.5% versus the 35% U.S. federal rate. The impairment charge in Mexico did not result in a tax benefit due to an increase in the valuation allowance against the future tax benefit. We believe it is more likely than not that the tax benefit will not be realized based on our future business plans in Mexico.

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision on income (loss) is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2004            2005            2006
                                                ------------    ------------    ------------
Income tax (benefit) based on federal
   statutory rate ...........................   $(35,814,993)   $    672,184    $ (7,618,680)
State income taxes, net of federal benefit ..          5,532        (246,978)        190,152
Effect of foreign income taxes ..............      2,749,376      (1,316,085)      8,561,197
Nondeductible impairment of long-lived assets     30,463,663            --              --
Increase in tax reserve .....................      1,000,000            --              --
Increase in valuation allowance
   and other ................................      3,944,541       1,818,060        (679,579)
                                                ------------    ------------    ------------
                                                $  2,348,119    $    927,181    $    453,090
                                                ============    ============    ============


Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:

                                                                              DECEMBER 31,
                                                                     ----------------------------

                                                                          2005            2006
                                                                      ------------    ------------
Deferred tax assets:
   Provision for doubtful accounts and unissued credits ...........   $    117,979    $    501,546
   Provision for other reserves ...................................      2,874,377       1,808,092
   Domestic and foreign loss carry forwards and foreign tax credits     11,162,380      13,867,841
      Goodwill ....................................................      2,138,984       4,240,274
                                                                      ------------    ------------
      Total deferred tax assets ...................................     16,293,720      20,417,753

Deferred tax liabilities:
   Other ..........................................................        (47,098)           --
                                                                      ------------    ------------
                                                                           (47,098)           --
Valuation allowance for deferred tax assets .......................    (16,293,720)    (20,294,146)
                                                                      ------------    ------------

Net deferred tax assets (liabilities) .............................   $    (47,098)   $    123,607
                                                                      ============    ============


At December 31, 2006, we have $37.3 million of federal net operating loss carry forwards that expire beginning in 2023. We also have foreign tax credits carry forwards totaling $1.9 million that expire beginning in 2009.

In January 2004, the Internal Revenue Service ("IRS") completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $9 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. The proposed adjustments to our 2002 federal income tax return would not result in additional tax due for that year due to the tax loss reported in the 2002 federal return. However, it could reduce the amount of net operating losses available to offset taxes due from the preceding tax years. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". The maximum amount of loss in excess of the amount accrued in the financial statements is $8.3 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

13.      COMMITMENTS AND CONTINGENCIES

We have entered into various non-cancelable operating lease agreements, principally for executive office, warehousing facilities and showrooms with unexpired terms in excess of one year. Certain of these leases provided for scheduled rent increases. We record rent expense on a straight-line basis over the term of the lease. The future minimum lease payments under these non-cancelable operating leases are as follows:

2007 ........................................................         $1,805,000
2008 ........................................................          1,290,000
2009 ........................................................          1,263,000
2010 ........................................................          1,291,000
2011 ........................................................          1,044,000
Thereafter ..................................................          2,467,000
                                                                      ----------

      Total future minimum lease payments ...................         $9,160,000
                                                                      ==========

Included in the future minimum lease payments are, $480,000 payable to Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay for leasing our office space and warehouse in Hong Kong, and $3,008,000 payable to GET a corporation which is owned by Messrs. Gerard Guez and Todd Kay for leasing the Los Angeles offices and warehouse. See Note 17 of the "Notes to Consolidated Financial Statements."

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $2,128,000, $1,295,000 and $1,890,000 for 2004, 2005 and 2006, respectively.

We entered into a new lease agreement in June 2005 in New York for our showroom through June 2015. This is currently the location used for the private brands sales, design and technical departments, which functions we moved from our Los Angeles executive office.

We renewed the lease agreement in March 2007 in Mexico for our office and storage through March 2008.

On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

We had open letters of credit of $9,987,000, $9,519,000 and $4,583,000 as of December 31, 2004, 2005 and 2006, respectively.

We had two employment contracts dated January 1, 1998, and subsequently amended, with two executives providing for base compensation and other incentives. On April 1, 2004, we amended each of these contracts to extend the term through March 31, 2006, and to provide one contract for base salary per annum of $500,000 for the period from April 1, 2003 to March 31, 2006, and the other contract for base salary per annum of $50,000 from April 1, 2003 to March 31, 2006. Additionally, we agreed to pay each of these executives an annual bonus (the "Annual Bonus") for fiscal years ended December 31, 2003, 2004 and 2005 in an amount, if any, equal to ten percent (10%) of the amount by which our actual pre-tax income for such fiscal year exceeds the amount of projected pre-tax income set forth in our annual budget for the same fiscal year as approved by our Board of Directors. No bonuses were paid to these executives for the fiscal year ended December 31, 2004 and 2005. Bonus of $150,000 was paid to one of the executives in 2006.

In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. At December 31, 2006, the total commitment on royalties remaining on the term was $8.4 million.

On October 17, 2004, Private Brands, Inc entered into an agreement with J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005, Camuto Consulting Group replaced J.S. Brand Management as the master licensor. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. We are presently in litigation with the licensor. See
Note 21 of the "Notes to Consolidated Financial Statements". The licensor has refused to accept payments and maintains that the agreement has been terminated. There have been no sales of new products since the licensor started refusing to approve products for manufacture and sale. If we are successful in the lawsuit against the licensor, then we expect to be able to reduce or eliminate these payment obligations as an offset to damages sustained by us. If we do not succeed in our claims, we believe we will likely not be required to make the entire guaranteed payments contemplated under the agreement. As a result, in 2006, we did not accrue for the payments of minimum royalty, sales royalty and advertising commitment of $2.1 million pursuant to the agreement.

On January 3, 2005, Private Brands, Inc, our wholly owned subsidiary, entered into a term sheet exclusive licensing agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement was a three-year contract, and providing compliance with all terms of the license, was renewable for one additional three-year term. The agreement also provided payment of royalty at the rate of 8% on net sales and 3% on net sales for marketing fund commitments. In the first quarter of 2005, we advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment. We had applied $34,000 from the above advance against the royalty and marketing expenses in 2005. In March 2006, we agreed to terminate our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel and we agreed to sell all remaining inventory to the licensor or its designee. As a result, we will no longer be involved in the sales of this private brand. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to agreement and recognized a loss accordingly in 2005. The loss was classified as royalty expense on our consolidated statements of operations.

In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July 2006.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. We did not purchase any fabric in 2006. See Note 17 of the "Notes to Consolidated Financial Statements."

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

14.      STOCK-BASED COMPENSATION

Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of December 31, 2006, there were outstanding options to purchase a total of 1,045,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of December 31, 2006, there were outstanding options to purchase a total of 1,228,000 shares of common stock, and 3,872,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options. In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. Had the acceleration of these stock options not been undertaken, the future compensation expense we would recognize in the fiscal years of 2006, 2007, 2008 and 2009 would be $1.4 million, $810,000, $10,000 and $3,000, respectively. Our decision to accelerate the vesting of these stock options was based upon the accounting of this $2.2 million of compensation expense from disclosure-only in 2005 to being included in our statement of operations in 2006 to 2009 based on our anticipated adoption of SFAS No. 123(R) effective in January 2006.

A summary of our stock option activity and related information for the year ended December 31, 2004, 2005 and 2006 is as follows:

                                                              EMPLOYEES
                                                    ----------------------------
                                                      NUMBER OF       EXERCISE
                                                       SHARES          PRICE
                                                    ------------    ------------

Options outstanding at December 31, 2003 ......        8,926,087    $1.39-$45.50
Granted .......................................           83,000     $1.39-$3.68
Exercised .....................................             --              --
Forfeited .....................................         (677,125)   $1.39-$18.50
Expired .......................................             --              --
                                                    ------------    ------------
Options outstanding at December 31, 2004 ......        8,331,962    $1.39-$45.50
Granted .......................................           42,000     $1.95-$3.68
Exercised .....................................             --              --
Forfeited .....................................       (1,573,300)   $1.95-$25.00
Expired .......................................          (67,612)          $4.50
                                                    ------------    ------------
Options outstanding at December 31, 2005 ......        6,733,050    $1.39-$45.50
Granted .......................................        1,233,259     $1.84-$1.94
Exercised .....................................             --              --
Forfeited .....................................          (19,650)   $1.94-$33.13
Expired .......................................         (273,000)    $6.75-$7.38
                                                    ------------    ------------
Options outstanding at December 31, 2006 ......        7,673,659    $1.39-$45.50
                                                    ============    ============

We had no stock option outstanding to non-employees as of December 31, 2005 and 2006.

The following table summarizes information about stock options outstanding, expected to vest and exercisable at December 31, 2005 and 2006:

                                                            WEIGHTED
                                                            AVERAGE
                                                WEIGHTED   REMAINING
                                                AVERAGE   CONTRACTUAL
                                    NUMBER OF   EXERCISE     LIFE      INTRINSIC
                                     SHARES      PRICE      (YEARS)      VALUE
                                   ---------   ---------   ---------   ---------
As of December 31, 2005:
Employees - Outstanding ........   6,733,050   $    6.25         6.0   $  12,440
Employees - Expected to vest ...   6,733,050   $    6.25         6.0   $  12,440
Employees - Exercisable ........   6,733,050   $    6.25         6.0   $  12,440

As of December 31, 2006:
Employees - Outstanding ........   7,673,659   $    5.52         5.9   $       0
Employees - Expected to vest ...   7,579,083   $    5.57         5.9   $       0
Employees - Exercisable ........   6,445,400   $    6.22         5.3   $       0


The following table summarizes our non-vested options as of December 31, 2006 and changes during the year ended December 31, 2006.

                                                                       WEIGHTED
                                                                        AVERAGE
                                                        NUMBER OF     GRANT-DATE
                NON-VESTED OPTIONS                       SHARES       FAIR VALUE
---------------------------------------------------    ----------     ----------
Non-vested at January 1, 2006 .....................          --              n/a
  Granted .........................................     1,233,259     $     1.26
  Vested ..........................................          --              n/a
  Forfeited .......................................        (5,000)          1.31
                                                       ----------     ----------
Non-vested at December 31, 2006 ...................     1,228,259     $     1.26
                                                       ==========     ==========

The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in 2004, 2005 and 2006.

                                                 YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             2004         2005         2006
                                          ----------   ----------   ----------
         Expected dividend ............      0.0%         0.0%         0.0%
         Risk free interest rate ......    3% to 4%        4%         5.075%
         Expected volatility ..........   51% to 55%      55%           70%
         Expected term (in years) .....       4            4           6.25

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the year of 2006 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-formas were provided. As stock-based compensation expense recognized in the consolidated statements of operations for the year of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be 7.7%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate its expected terms using the "safe harbor" provisions provided in SAB No. 107 and its volatility using historical data. We granted options to purchase 1,233,259 shares of common stock during 2006. The options granted were fair valued in the aggregate at $1.6 million or the weighted-average exercise price of $1.86 during 2006. The stock-based compensation expense related to employees or director stock options recognized during 2006 was $187,000.

The total intrinsic value of options exercised during 2005 and 2006 was $0. Cash received from stock options exercised during 2005 and 2006 was $0. The total fair value of shares vested during the years ended December 31, 2004, 2005 and 2006, were approximately $4.3 million, $5.7 million, and $0, respectively.

As of December 31, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 3.5 years.

When options are exercised, our policy is to issue previously un-issued shares of common stock to satisfy share option exercises. As of December 31, 2006, we had 69.5 million shares of un-issued shares of common stock.

15.      EQUITY TRANSACTIONS

In January 2004, we sold an aggregate of 1,200,000 shares of our common stock at a price of $3.35 per share, for aggregate proceeds to us of approximately $3.7 million after payment of placement agent fees and other offering expenses. We used the proceeds of this offering for working capital purposes. The securities sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement. In conjunction with this public offering, we issued a warrant to purchase 30,000 shares of our common stock to the placement agent. This warrant has an exercise price of $3.35 per share, is fully vested and exercisable and has a term of five years. The warrant was valued using the Black-Scholes model with the following assumptions: risk-free interest rate of 3%; dividend yields of 0%; volatility factors of the expected market price of warrants of 0.51; and an expected life of four years.

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

In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. See Note 10 of the "Notes to Consolidated Financial Statements."

On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim, as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding. An additional term loan of up to $40 million will be available under this facility to finance acquisitions acceptable to Guggenheim. In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. Durham acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. See Note 9 of the "Notes to Consolidated Financial Statements."

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

16.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2004           2005           2006
                                        ----------     ----------     ----------

Cash paid for interest ............     $1,796,000     $3,335,000     $4,246,000
                                        ==========     ==========     ==========

Cash paid for income taxes ........     $1,196,000     $  875,000     $1,153,000
                                        ==========     ==========     ==========

In 2004, as consideration for the sale of our assets and real property in Mexico, we received $45.4 million of notes receivable. See Note 5 of "Notes to Consolidated Financial Statements."

On December 14, 2004, we completed a $10 million financing through the issuance of 6% Secured Convertible Debentures ("Debentures"), we issued warrants to purchase up to 1,250,000 shares of our common stock. The warrants were valued at $866,000 using the Black-Scholes model. The placement agent in the financing, for its services were paid $620,000 in cash and issued five year warrants to purchase up to 200,000 shares of our common stock at an exercise price of $2.50 per share. The 200,000 warrants were valued at $138,000 using the Black-Scholes model.

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

In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. On June 26, 2006, we paid off the remaining balance of the outstanding Debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the Debentures were terminated effective June 26, 2006. Upon paying off the Debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of our Debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed. See Note 10 of the "Notes to Consolidated Financial Statements."

In 2005, we purchased $6.4 million of fabric from Acabados y Terminados, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif.

In 2006, we purchased $1.1 million of fabric from Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer, of which $0.5 million was paid in cash and $0.6 million was offset against amount due from Azteca.

On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim, as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding. An additional term loan of up to $40 million will be available under this facility to finance acquisitions acceptable to Guggenheim. In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. Durham acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. See Note 9 of the "Notes to Consolidated Financial Statements."

17.      RELATED-PARTY TRANSACTIONS

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2004           2005           2006
                                       -----------    -----------    -----------

Sales to related parties ..........    $ 3,598,000    $    88,000    $ 4,417,000
Purchases from related parties ....    $17,875,000    $ 6,987,000    $ 1,305,000


As of December 31, 2005 and 2006, related party affiliates were indebted to us in the amounts of $8.4 million and $10.0 million, respectively. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer, of $2.3 million and $2.2 million at December 31, 2005 and 2006, respectively, which have been shown as reductions to shareholders' equity in the accompanying financial statements.

From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2006 was approximately $2,279,000. At December 31, 2006, the entire balance due from Mr. Guez totaling $2.2 million was reflected as a reduction of shareholders' equity. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $370,000, $209,000 and $171,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $400,000, $397,000 and $299,000 for the years ended December 31, 2004, 2005 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca, , called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV made purchases from two related parties in Mexico, an affiliate of Azteca and Tag-It Pacific, Inc. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. We have been consolidating 100% of the results of the operation of UAV into our results since 2005.

Since June 2003, United Apparel Venture, LLC had been selling to Seven Licensing Company, LLC ("Seven Licensing"), jeans wear bearing the brand "Seven7", which is ultimately purchased by Express. Seven Licensing is beneficially owned by
Gerard Guez. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven Licensing during the year ended December 31, 2004 were $2.6 million. On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to be its buying agent to source and purchase apparel merchandise. Total sales to Seven Licensing during the year ended December 31, 2006 were $4.4 million. At December 31, 2006, Messrs. Guez and Kay beneficially owned 488,400 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing approximately 8.1% of Tag-It's common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting from 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $1.0 million, $450,000 and $205,000 of trim inventory from Tag-It for the years ended December 31, 2004, 2005 and 2006, respectively. Our sales of garment accessories to Tag-It were $39,000 for the year ended December 31, 2006. We purchased $11.5 million, $135,000 and $1.1 million of finished goods, fabric and service from Azteca and its affiliates for the years ended December 31, 2004, 2005 and 2006, respectively. Our total sales of fabric and service to Azteca in 2004, 2005 and 2006 were $1.0 million, $88,000 and $9,000, respectively. Two and one half percent of gross sales as management fees were paid in 2004 to each of the members of UAV, per the operating agreement. The amount paid to Azteca, the minority member of UAV, totaled $179,000 in 2004. Net amounts due from these related parties as of December 31, 2005 and 2006 were $5.5 million and $7.5 million, respectively.

On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif was a shareholder at the time of the transaction. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates managed the operation of our remaining facilities in Mexico. The term of the management services agreement was also for a period of 6 years. In 2004, $5.5 million of lease income was recorded in other income. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. We purchased $5.3 million of fabric from Acabados y Terminados under this agreement in 2004.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables were $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve in the fourth quarter of 2006. We will continue to pursue payments under the notes receivable and believe the remaining $14 million balance at December 31, 2006 is realizable.

Upon consummation of the sale of our Mexico assets, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement with Mr. Nacif's affiliates. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. We did not purchase any fabric in 2006. Net amount due from these related parties as of December 31, 2005 and 2006 was $236,000 and $116,000, respectively.

We lease our executive offices and warehouse in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. We paid $1,330,000, $1,019,000 and $1,076,000, respectively, in rent annually in 2004, 2005 and 2006 for office and warehouse facilities. During the first seven months of 2006, our Los Angeles offices and warehouse were leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space in Hong Kong. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $200,000 in rental income from this sublease in the year ended December 31, 2006.

At December 31, 2005 and 2006, we had various employees receivable totaling $370,000 and $250,000, respectively, included in due from related parties.

We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

18.      OPERATIONS BY GEOGRAPHIC AREAS

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

                                                                                          ADJUSTMENTS
                                                                                              AND
                       UNITED STATES         ASIA          MEXICO        LUXEMBOURG      ELIMINATIONS        TOTAL
                       -------------    -------------   -------------   -------------   -------------    -------------
2004
Sales ..............   $ 149,568,000    $   1,838,000   $   4,047,000   $        --     $        --      $ 155,453,000
Inter-company sales             --         80,420,000       7,453,000            --       (87,873,000)            --
                       -------------    -------------   -------------   -------------   -------------    -------------
Total revenue ......   $ 149,568,000    $  82,258,000   $  11,500,000   $        --     $ (87,873,000)   $ 155,453,000
                       =============    =============   =============   =============   =============    =============

Income (loss) from
 operations ........   $ (13,231,000)   $   3,663,000   $ (89,400,000)  $     (33,000)  $ (22,786,000)   $(121,787,000)
                       =============    =============   =============   =============   =============    =============
Interest income ....   $     378,000    $     856,000   $        --     $        --     $    (856,000)   $     378,000
                       =============    =============   =============   =============   =============    =============
Interest expense ...   $   2,766,000    $      55,000   $      38,000   $     854,000   $    (856,000)   $   2,857,000
                       =============    =============   =============   =============   =============    =============
Provision for
 depreciation and
 amortization ......   $   1,283,000    $     219,000   $   6,836,000   $        --     $        --      $   8,338,000
                       =============    =============   =============   =============   =============    =============
Capital expenditures   $      48,000    $      64,000   $        --     $        --     $        --      $     112,000
                       =============    =============   =============   =============   =============    =============

Total assets .......   $ 113,046,000    $ 121,007,000   $  31,603,000   $ 212,165,000   $(346,010,000)   $ 131,811,000
                       =============    =============   =============   =============   =============    =============

2005
Sales ..............   $ 213,205,000    $   1,282,000   $     161,000   $        --     $        --      $ 214,648,000
Inter-company sales             --        135,531,000            --              --      (135,531,000)            --
                       -------------    -------------   -------------   -------------   -------------    -------------
Total revenue ......   $ 213,205,000    $ 136,813,000   $     161,000   $        --     $(135,531,000)   $ 214,648,000
                       =============    =============   =============   =============   =============    =============

Income (loss) from
 operations ........   $    (928,000)   $   5,071,000   $    (470,000)  $     (48,000)  $        --      $   3,625,000
                       =============    =============   =============   =============   =============    =============
Interest income ....   $     223,000    $   1,955,000   $        --     $   1,856,000   $  (1,953,000)   $   2,081,000
                       =============    =============   =============   =============   =============    =============
Interest expense ...   $   4,219,000    $     403,000   $       2,000   $   1,954,000   $  (1,953,000)   $   4,625,000
                       =============    =============   =============   =============   =============    =============
Provision for
 depreciation and
 amortization ......   $   2,025,000    $     102,000   $        --     $        --     $        --      $   2,127,000
                       =============    =============   =============   =============   =============    =============
Capital expenditures   $     335,000    $     224,000   $        --     $        --     $        --      $     559,000
                       =============    =============   =============   =============   =============    =============

Total assets .......   $ 115,327,000    $ 129,737,000   $  15,782,000   $ 212,019,000   $(321,623,000)   $ 151,242,000
                       =============    =============   =============   =============   =============    =============

2006
Sales ..............   $ 226,913,000    $   5,551,000   $     (62,000)  $        --     $        --      $ 232,402,000
Inter-company sales             --        112,393,000            --              --      (112,393,000)            --
                       -------------    -------------   -------------   -------------   -------------    -------------
Total revenue ......   $ 226,913,000    $ 117,944,000   $     (62,000)  $        --     $(112,393,000)   $ 232,402,000
                       =============    =============   =============   =============   =============    =============

Income (loss) from
 operations ........   $   6,587,000    $   4,005,000   $    (641,000)  $ (27,156,000)  $        --      $ (17,205,000)
                       =============    =============   =============   =============   =============    =============
Interest income ....   $     277,000    $   2,985,000   $        --     $     901,000   $  (2,982,000)   $   1,181,000
                       =============    =============   =============   =============   =============    =============
Interest expense ...   $   5,833,000    $     212,000   $      15,000   $   2,982,000   $  (2,982,000)   $   6,060,000
                       =============    =============   =============   =============   =============    =============
Provision for
 depreciation and
 amortization ......   $   2,872,000    $     108,000   $        --     $        --     $        --      $   2,980,000
                       =============    =============   =============   =============   =============    =============
Capital expenditures   $     134,000    $      75,000   $        --     $        --     $        --      $     209,000
                       =============    =============   =============   =============   =============    =============

Total assets .......   $ 107,595,000    $ 119,531,000   $  13,589,000   $ 188,572,000   $(318,155,000)   $ 111,132,000
                       =============    =============   =============   =============   =============    =============

19.      EMPLOYEE BENEFIT PLANS

Tarrant Hong Kong has adopted a defined contribution retirement benefits scheme -- the National Mutual Central Provident Fund Scheme (the "Provident Fund scheme") which has been approved under Section 87A of the Inland Revenue Ordinance of Hong Kong since 1992. This scheme has been registered as a Mandatory Provident Fund exempted Occupational Retirement Schemes Ordinance scheme under the Mandatory Provident Fund Schemes Ordinance. From August 1992, an employee, upon completion of one full year's service with Tarrant Hong Kong, is entitled to enroll in the Provident Fund scheme on voluntary basis. Since December 1, 2000, no new members have been allowed to enroll in this scheme. Monthly contributions are made based on 5% of the employees' basic salary. The employees having completed more than 3 years of service with Tarrant Hong Kong are entitled to the vested benefits according the vesting scale of the Provident Fund scheme.

Tarrant Hong Kong has adopted a Mandatory Provident Fund Scheme - AIA-JF Premium MPF Scheme under the Mandatory Provident Fund Schemes Ordinance, in which the employees who have joined Tarrant Hong Kong since December 1, 2000 are eligible to enroll. Monthly contributions are made based on 5% of the employees' relevant income. Costs of the plan charged to operations for 2004, 2005 and 2006 amounted to approximately $131,000, $160,000 and $178,000, respectively.

On July 1, 1994, we established a defined contribution retirement plan covering all of our U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of ours. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. Our contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, we may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 2004, 2005 and 2006 amounted to approximately $226,000, $199,000 and $251,000, respectively.

20.      OTHER INCOME AND EXPENSE

Other income and expense consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               2004         2005         2006
                                            ----------   ----------   ----------

Rental income ...........................   $5,855,000   $  193,000   $  298,000
Gain on sale of fixed assets ............         --        124,000         --
Unrealized gain on foreign currency .....      367,000         --           --
Other items .............................      145,000       37,000       38,000
                                            ----------   ----------   ----------
Total other income ......................   $6,367,000   $  354,000   $  336,000
                                            ==========   ==========   ==========

Realized loss on foreign currency .......      511,000         --           --
Loss on sale of fixed assets ............         --           --         36,000
Termination of license agreement ........         --           --        400,000
Other items .............................       18,000        1,000         --
                                            ----------   ----------   ----------
Total other expense .....................   $  529,000   $    1,000   $  436,000
                                            ==========   ==========   ==========


21.      LEGAL PROCEEDINGS

1. JESSICA SIMPSON & CAMUTO CONSULTING GROUP

On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc.,

VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands. Our complaint includes eight causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract by Camuto Consulting, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the licenses between those defendants and Camuto Consulting. On or about April 26, 2006, Camuto Consulting served its answer to our complaint and included a counterclaim against us for breach of the sublicense agreement and alleging damages of no less than $100 million. With You, Inc. has also filed counterclaims against us, alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. Discovery in the matter has been underway since May 2006. Oral argument on the appeal of the trial court's ruling with respect to one motion was held on March 21, 2007, and the parties await a decision. We intend to continue to vigorously pursue this action and defend the counterclaims.

2. BAZAK INTERNATIONAL CORPORATION

Shortly before May 2004, Bazak International Corp. commenced an action against us in the New York County Supreme Court claiming that we breached an oral contract to sell a quantity of close-out goods, as a consequence of which Bazak was damaged to the extent of $1.3 million. Bazak International Corp. claimed that our liability exists under a theory of breach of contract or unjust enrichment. A non-jury trial was held in the United States District Court for the Southern District of New York beginning on November 27, 2006 and ending on February 1, 2007. The Court's decision currently is pending. We will continue to vigorously defend against the breach of contract and unjust enrichment claim.

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

22.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                       QUARTER ENDED
                                       -------------------------------------------
                                        MAR. 31     JUN. 30    SEP. 30     DEC. 31
                                       --------    --------   --------    --------
                                          (In thousands, except per share data)
2005
Net sales ..........................   $ 44,830    $ 50,538   $ 69,566    $ 49,714
Gross profit .......................      8,946      11,454     14,545       9,936
Operating income (loss) ............        233       1,437      3,011      (1,056)
Net income (loss) ..................   $   (106)   $    871   $  1,702    $ (1,474)
Net income (loss) per common share:
   Basic ...........................   $  (0.00)   $   0.03   $   0.05    $  (0.05)
   Diluted .........................   $  (0.00)   $   0.03   $   0.05    $  (0.05)
Weighted average shares outstanding:
   Basic ...........................     28,815      29,156     30,366      30,554
   Diluted .........................     28,815      29,163     30,786      30,554

2006
Net sales ..........................   $ 61,261    $ 59,083   $ 54,645    $ 57,413
Gross profit .......................     12,519      12,662     11,801      13,660
Operating income (loss) ............      1,646       2,609    (24,719)      3,259
Net income (loss) ..................   $    836    $    611   $(25,352)   $  1,684
Net income (loss) per common share:
   Basic ...........................   $   0.03    $   0.02   $  (0.83)   $   0.05
   Diluted .........................   $   0.03    $   0.02   $  (0.83)   $   0.05
Weighted average shares outstanding:
   Basic ...........................     30,551      30,544     30,544      30,544
   Diluted .........................     30,551      30,544     30,544      30,544

23.      SUBSEQUENT EVENTS

LETTER AGREEMENT WITH TAVEX ALGODONERA

On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, S.A. de C.V. ("Solticio"), Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acabados y Cortes Textiles, S.A. de C.V. ("Acotex" and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex").

Solticio and Acotex are indebted to Tarrant Luxembourg in the amount of approximately $41 million (the "Seller Indebtedness"), which Seller Indebtedness was incurred by the Sellers upon their purchase from certain of our affiliates of our manufacturing facilities and equipment in Mexico in November 2004. The Seller Indebtedness is evidenced by a series of promissory notes (the "Seller Notes") and is secured by a lien on the real property and equipment sold to the Sellers (the "Collateral"). During the third quarter of 2006, we evaluated the recoverability of the Seller Notes and recorded a reserve against the notes in an amount equal to the outstanding balance less the value of the Collateral securing the notes. The reserve was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at December 31, 2006 of approximately $14 million.

Pursuant to the agreement, Tavex has the right and option (but not the obligation), for a period of 120 days following the date of the agreement, to pay to Tarrant Luxembourg an aggregate of U.S. $20 million in cash and promissory notes, whereupon, among other things:

                  (a) Tarrant Luxembourg will terminate the Seller Notes and release the Sellers from any further obligations thereunder, and terminate and release all liens on the Collateral;

                  (b) Tarrant Luxembourg and the Sellers will terminate all other executory obligations among the parties, including any obligation of ours to purchase fabric from the Sellers; and

                  (c) Tarrant Luxembourg would agree to purchase from Tavex at least U.S. $2.5 million of fabric during each of the first and second years following Tavex's exercise of the option.

The U.S. $20 million payment by Tavex upon exercise of the option would be comprised of the following:

                  (a) U.S. $2.5 million in cash, payable concurrently upon exercise of the option;

                  (b) U.S. $8.5 million of unsecured promissory notes delivered concurrently upon exercise of the option, of which $2.5 million would be payable six months following closing, $3 million would be payable twelve months following closing, and $3 million would be payable eighteen months following closing; and

                  (c) U.S. $9.0 million of promissory notes delivered concurrently upon exercise of the option and guaranteed by a financial institution acceptable to us, of which $4.5 million would be payable twenty-four months following closing and $4.5 million would be payable thirty months following closing.

Tavex is not obligated to exercise the option and the terms and conditions of the letter could change prior to the 120-day expiration period. During the 120-day option period, we agreed that we would not seek to enforce the Seller Notes, including by taking action with respect to the Collateral, nor would we enter into any agreement with a third party that would adversely affect Tavex's rights under the agreement.

The Sellers also agreed during the 120-day option period, to work exclusively with Tavex in respect of the payment of the Seller Indebtedness and the other transactions contemplated by the Agreement, and not to enter into any agreement with any person other than Tavex with respect to the payment and/or assignment of the Seller Indebtedness and the transactions contemplated by the agreement.

                                   SCHEDULE II

                              TARRANT APPAREL GROUP

                        VALUATION AND QUALIFYING ACCOUNTS


                                                           ADDITIONS    ADDITIONS
                                            BALANCE AT    CHARGED TO     CHARGED                      BALANCE
                                            BEGINNING     COSTS AND      TO OTHER                     AT END
                                             OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS      OF YEAR
                                           -----------   -----------   -----------   -----------    -----------
For the year ended December 31, 2004
  Allowance for returns and discounts ..   $ 2,810,381   $   738,326   $      --     $(2,485,386)   $ 1,063,321
  Allowance for bad debt ...............   $ 1,416,002   $   476,016   $      --     $  (517,474)   $ 1,374,544
    Inventory reserve ..................   $10,986,153   $      --     $      --     $(9,869,491)   $ 1,116,662
                                           ===========   ===========   ===========   ===========    ===========

For the year ended December 31, 2005
  Allowance for returns and discounts ..   $ 1,063,321   $   871,208   $      --     $  (949,268)   $   985,261
  Allowance for bad debt ...............   $ 1,374,544   $   637,210   $      --     $   (45,265)   $ 1,966,489
    Inventory reserve ..................   $ 1,116,662   $      --     $      --     $(1,032,836)   $    83,826
                                           ===========   ===========   ===========   ===========    ===========

For the year ended December 31, 2006
  Allowance for returns and discounts ..   $   985,261   $ 1,189,090   $      --     $  (896,734)   $ 1,277,617
  Allowance for bad debt ...............   $ 1,966,489   $    13,445   $      --     $(1,180,693)   $   799,241
    Inventory reserve ..................   $    83,826   $   375,000   $      --     $   (83,826)   $   375,000
    Notes receivable - related
       parties reserve .................   $      --     $27,137,297   $      --     $      --      $27,137,297
                                           ===========   ===========   ===========   ===========    ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TARRANT APPAREL GROUP

                              By:             /S/ GERARD GUEZ
                                    ---------------------------------------
                                                Gerard Guez
                                      Interim Chief Executive Officer

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

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

     /S/ GERARD GUEZ       Chairman of the Board of Directors     March 27, 2007
------------------------   and Interim Chief Executive Officer
       Gerard Guez         (Principal Executive Officer)

      /S/ TODD KAY         Vice Chairman of the Board of          March 27, 2007
------------------------   Directors
        Todd Kay

    /S/ CORAZON REYES      Chief Financial Officer, Treasurer     March 27, 2007
------------------------   and Director (Principal Financial
      Corazon Reyes        and Accounting Officer)

   /S/ MILTON KOFFMAN      Director                               March 27, 2007
------------------------
     Milton Koffman

  /S/ STEPHANE FAROUZE     Director                               March 27, 2007
------------------------
    Stephane Farouze

   /S/ MITCHELL SIMBAL     Director                               March 27, 2007
------------------------
     Mitchell Simbal

   /S/ JOSEPH MIZRACHI     Director                               March 27, 2007
------------------------
     Joseph Mizrachi

     /S/ SIMON MANI        Director                               March 27, 2007
------------------------
       Simon Mani

                              TARRANT APPAREL GROUP

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------

2.1+ Stock and Asset Purchase Agreement, dated December 6, 2006, among Tarrant Apparel Group, 4366883 Canada Inc., 3681441 Canada Inc., Buffalo Inc., 3163946 Canada Inc., Buffalo Corporation, Buffalo International Inc., 4183517 Canada Inc., 3975912 Canada Inc. and The Buffalo Trust. (Incorporated by reference to the Company's Current Report on Form 8-K filed on December 12, 2006.)

3.1 Restated Articles of Incorporation. (Incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 4, 1995 (File No. 33-91874).)

3.1.1        Certificate  of  Amendment of Restated  Articles of  Incorporation.
             (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.)

3.1.2        Certificate  of  Amendment of Restated  Articles of  Incorporation.
             (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.)

3.1.3        Certificate  of  Amendment of Restated  Articles of  Incorporation.
             (Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 2003.)

3.2 Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 4, 1995 (File No. 33-91874).)

4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on July 15, 1995.)

4.2          Rights  Agreement  dated as of November 21, 2003,  between  Tarrant
             Apparel Group and Computershare Trust Company, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2003.)

4.3 Certificate of Determination of Preferences, Rights and Limitations of Series B Preferred Stock. (Incorporated by reference to the Company's Amendment to Current Report on Form 8-K/A, filed December 12, 2003.)

10.1* Tarrant Apparel Group Employee Incentive Plan. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.)

10.2 Indemnification Agreement dated as of March 14, 1995, by and among Tarrant Apparel Group, Gerard Guez and Todd Kay. (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on July 15, 1995.)

10.3 Form of Indemnification Agreement with directors and certain executive officers. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.4 Exclusive Distribution Agreement dated April 1, 2003, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2003.)


                                      EX-1

EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------

10.4.1 Amendment No. 1 to Exclusive Distribution Agreement dated as of June 22, 2004, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.)

10.4.2 Amendment No. 2 to Exclusive Distribution Agreement dated as of March 7, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.)

10.4.3 Trademark Sublicense Agreement dated as of March 3, 2005, between Macy's Merchandising Group, LLC and Private Brands, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.)

10.5 Unconditional Guaranty of Performance dated April 1, 2003, by Tarrant Apparel Group. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2003.)

10.6 Promissory Note dated May 31, 2003 made by Gerard Guez in favor of Tarrant Apparel Group. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.)

10.7         Indemnification  Agreement  dated  April 10, 2003  between  Tarrant
             Apparel Group and Seven Licensing Company, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.)

10.8 Registration Rights Agreement dated October 17, 2003, by and among Tarrant Apparel Group and Sanders Morris Harris Inc. as agent and attorney-in-fact for the Purchasers identified therein. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2003.)

10.9 Common Stock Purchase Warrant dated October 17, 2003, by and between Tarrant Apparel Group and Sanders Morris Harris Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2003.)

10.10* Employment Agreement, dated September 16, 2005, between Tarrant Company Limited and Henry Chu. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.)

10.11 Common Stock Purchase Warrant dated January 26, 2004 between Tarrant Apparel Group and Sanders Morris Harris Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2004.)

10.12 Registration Rights Agreement dated December 14, 2004, by and among Tarrant Apparel Group and the investors listed on the signature pages thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2004.)

10.13 Common Stock Purchase Warrant dated December 14, 2004 issued by Tarrant Apparel Group in favor of T.R. Winston & Company, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2004.)

10.14 Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2004.)

10.15 Tenancy Agreement, dated July 1, 2005, between Tarrant Company Limited and Lynx International Limited. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.)


                                      EX-2

10.16 Promissory Note in the principal amount of $4,000,000 dated as of January 19, 2006, issued by Tarrant Apparel Group in favor of Max Azria. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2006.)

10.17 Debenture, dated June 9, 2006, by and among Tarrant Company Limited, Trade Link Holdings Limited and Marble Limited and DBS Bank (Hong Kong) Limited. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.18 Form of Guaranty and Indemnity of Tarrant Apparel Group in favor of DBS Bank (Hong Kong) Limited. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.19 Loan and Security Agreement, dated June 16, 2006, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.20 Amended and Restated Factoring Agreement, dated June 16, 2006, GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource
             (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.21 Credit Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc., the Guarantors a party thereto, the Lenders a party thereto and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.21.1 Amendment No. 1 to Credit Agreement, dated July 5, 2006, by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc., the Guarantors a party thereto, the Lenders a party thereto and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2006.)

10.22 Security Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, the other Credit Parties and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.23 Pledge Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, the other Pledgors party thereto and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.24 Warrants Purchase Agreement dated June 16, 2006, by and among Tarrant Apparel Group, Orpheus Holdings, LLC, North American Company for Life and Health Insurance, Midland National Life Insurance Company and Durham Capital Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)

10.25 Registration Rights Agreement, dated as of June 16, 2006, by and among Tarrant Apparel Group, Orpheus Holdings, LLC, North American Company for Life and Health Insurance, Midland National Life Insurance Company and Durham Capital Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)

10.26        Form of Warrants to Purchase  Common  Stock  issued June 16,  2006.
             (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)


                                      EX-3

EXHIBIT
NUMBER                                    DESCRIPTION
-------      -------------------------------------------------------------------

10.27 Warrant dated June 16, 2006, issued by the Registrant to Durham Capital Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)

10.28* Tarrant Apparel Group 2006 Stock Incentive Plan. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.29 Commercial Lease, dated August 1, 2006, between Tarrant Apparel Group and GET. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.30 Tenancy Agreement, dated February 1, 2007, between Tarrant Company Limited and Lynx International Limited.

14.1         Code  of  Ethical  Conduct.   (Incorporated  by  reference  to  the
             Company's Annual Report on Form 10-K for year ending December 31, 2003.)

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

   + Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Securities and Exchange Commission upon request.


                                      EX-4