Form 10-K/A
period 2006-12-31
TARRANT APPAREL GROUP
filed 2007-04-30
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================


EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 27, 2007 (the "Original Filing"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the original Annual Report.

As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In this Amendment, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Tarrant Apparel Group, and its subsidiaries.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each of our executive officers and directors as of April 16, 2007:

NAME                            AGE      POSITION
----                            ---      --------
Gerard Guez................      51      Chairman of the Board of Directors and
                                         Interim Chief Executive Officer
Todd Kay...................      50      Vice Chairman of the Board of Directors
Stephane Farouze...........      38      Director
Milton Koffman.............      83      Director
Simon Mani.................      55      Director
Joseph Mizrachi............      61      Director
Mitchell Simbal............      53      Director
David N. Burke.............      57      Chief Financial Officer
Henry Chu..................      69      President of Tarrant Company Limited,
                                         Registrant's Hong Kong subsidiary
Charles Ghailian...........      54      President of Tag Mex, Inc.


CLASS I DIRECTORS: TERMS EXPIRING IN 2007

STEPHANE FAROUZE                    Stephane Farouze has served as a director of
                                    the Company since May 2003.  Mr.  Farouze is
                                    currently  a Managing  Director  of Paradigm
                                    Global Advisors. Previously, from March 2000
                                    to November  2000,  Mr. Farouze was employed
                                    as   the   Global    Head   of   Sales   and
                                    Restructuring   of  Societe   General  Asset
                                    Management.  From  March  1998  to  February
                                    2000,   Mr.  Farouze  was  Head  of  Foreign
                                    Exchanges  for the  Italian  Market for BNP.
                                    Mr.  Farouze  received a Bachelor of Science
                                    in Applied  Arts and Sciences and a Business
                                    Administration  (Finance)  degree  from  San
                                    Diego State University in 1992.
                                    MEMBER:   AUDIT   COMMITTEE,    COMPENSATION
                                    COMMITTEE

MILTON KOFFMAN                      Milton  Koffman was elected as a director of
                                    the  Company in November  2001.  Since 1997,
                                    Mr.  Koffman  has been the  Chairman  of the
                                    Board for New Valu,  Inc., a multi-  faceted
                                    provider of investment  capital,  commercial
                                    loans  and  other  financial   services  for
                                    various operating  companies.  Additionally,
                                    he  is a  founder  and  director  of  Global
                                    Credit  Services,   a  leading  provider  of
                                    business   information   and   analysis  for
                                    manufacturing,  financial,  lending and real
                                    estate companies. Mr. Koffman has previously
                                    served  on the  boards  of IEC  Electronics,
                                    Jayark   Corporation,   Sattlers  Department
                                    Stores,  Walter Reed  Theaters,  Scoreboard,
                                    Inc.  and  the  Gruen  Watch  Company.   Mr.
                                    Koffman  received  a B.S.  from  Ohio  State
                                    University in 1945.
                                    MEMBER:   AUDIT   COMMITTEE,    COMPENSATION
                                    COMMITTEE

MITCHELL SIMBAL                     Mitchell  Simbal has served as a director of
                                    the Company since June 2001. Since 1997, Mr.
                                    Simbal has been  Senior  Vice  President  of
                                    Retail Operations for Caesars Entertainment,
                                    which  includes  Caesars  Palace,  Paris Las
                                    Vegas,  Bally's and Flamingo Hilton. In this
                                    position,  Mr. Simbal is  responsible  for a
                                    $100 million retail division. Mr. Simbal has
                                    a B.S. in accounting  from the University of
                                    Hartford.
                                    MEMBER:   AUDIT   COMMITTEE,    COMPENSATION
                                    COMMITTEE


CLASS II DIRECTORS: TERMS EXPIRING IN 2008

GERARD GUEZ                         Gerard Guez  founded the Company in 1988 and
                                    has  served  as our  Chairman  of the  Board
                                    since   inception  and  as  Chief  Executive
                                    Officer from inception  until 2001 and again
                                    from March 2003  through  August  2004.  Mr.
                                    Guez  was   re-appointed  as  Interim  Chief
                                    Executive Officer, effective March 31, 2006.
                                    Mr.  Guez  also  founded   Tarrant   Company
                                    Limited   ("Tarrant   HK"),  our  Hong  Kong
                                    subsidiary,  in 1985,  and he has  served as
                                    its  Chairman  since   inception  and  Chief
                                    Executive  Officer from 1985 through October
                                    2001. Prior to founding Tarrant HK, Mr. Guez
                                    served as the  President  of  Sasson  Jeans,
                                    L.A.,  Inc.,  which was a  manufacturer  and
                                    distributor   of  denim  apparel  under  the
                                    "Sasson" license.

TODD KAY Todd Kay has served as our President from 1988 to September 1999 and from March 2000 to August 2003, and has served as Vice Chairman since September 7, 1999. Mr. Kay has also served as a director of the Company since 1988 and as a director of Tarrant HK since 1986. Prior to joining us, Mr. Kay was a sales manager for Sasson Jeans, L.A., Inc. from 1979 to 1980 and served as President of JAG Beverly Hills, Inc., an apparel manufacturer, from 1980 to 1985.

JOSEPH MIZRACHI                     Joseph  Mizrachi has served as a director of
                                    the Company since June 2001. Since 1982, Mr.
                                    Mizrachi has been engaged in capital funding
                                    to finance  buyouts of small and medium size
                                    companies.  He has also been the Chairman of
                                    the Board of Midwest Properties  Management,
                                    Inc.  since  1980,  which is  engaged in the
                                    management  of  real  estate,   and  he  was
                                    formerly a member of the board of  directors
                                    of American Realty Investors Inc. (NYSE) and
                                    he was a  director  and  member  of the loan
                                    committee  of Heritage  Bank in  Washington,
                                    DC. Mr. Mizrachi  received an  undergraduate
                                    degree in Economics and Political Science in
                                    1968  and  a  Master's  degree  in  Business
                                    Administration  in Finance and  Marketing in
                                    1971,  both from the  Hebrew  University  in
                                    Jerusalem, Israel. He became a member of the
                                    American    Society   of   Chartered    Life
                                    Underwriter  (CLU) in 1973  and a  Chartered
                                    Financial Consultant (CFC) in 1982. In 1978,
                                    he  received   another  Master's  degree  in
                                    Business    Administration   and   Financial
                                    Counseling  (MFS) from The American  college
                                    in Bryn Mawr, Pennsylvania.
                                    MEMBER:   AUDIT   COMMITTEE,    COMPENSATION
                                    COMMITTEE

SIMON MANI                          Simon Mani has  served as a director  of the
                                    company since December 2004. Since 1994, Mr.
                                    Mani has served as  General  Manager of Mani
                                    Brothers  Real Estate  Investment  Group,  a
                                    privately-held  real estate  investment firm
                                    that owns, renovates, operates, manages, and
                                    leases   over  1  million   square  feet  of
                                    commercial  property.  Previously,  Mr. Mani
                                    served  as  President  of the Sara Lee Fresh
                                    division  of Sara Lee Bakery from 1992 until
                                    2001. In this  position Mr. Mani  supervised
                                    over 1,500  employees  and managed  over 500
                                    distributors.   Mr.  Mani  and  his  brother
                                    founded the  International  Baking  Company,
                                    which the Manis  sold to Sara Lee  Bakery in
                                    1992.
                                    MEMBER:   AUDIT   COMMITTEE,    COMPENSATION
                                    COMMITTEE

OTHER EXECUTIVE OFFICERS

DAVID N. BURKE                      David   Burke   has   served  as  our  Chief
                                    Financial  Officer since March 28, 2007, and
                                    served as our Vice President of Finance from
                                    May 2006 to March 2007. Prior to joining us,
                                    Mr.  Burke was a Vice  President at Citibank
                                    from 2004 to May 2006,  where he  focused on
                                    corporate    banking   for   middle   market
                                    companies in Southern California.  From 2001
                                    to 2003, he was a Vice  President  with J.P.
                                    Morgan  Chase  & Co..  Mr.  Burke  has  also
                                    previously served as Principal,  Finance and
                                    Development     for     Program     Planning
                                    Professionals,  Inc.;  Senior Vice President
                                    of The Fuji Bank,  Ltd.;  and Vice President
                                    with Bankers Trust Company. Mr. Burke earned
                                    a   bachelor's   degree  in   English   from
                                    Princeton University and an MBA in Finance and Accounting from the Columbia University
                                    School of Business.

HENRY CHU                           Henry Chu has served as President of Tarrant
                                    Company  Limited,  our Hong Kong subsidiary,
                                    since  September  2001.  Mr.  Chu,  is  also
                                    currently   a  director  of  Tarrant  HK,  a
                                    position he has held since 2002. Prior to joining Tarrant, Mr. Chu was the founder and owner of a garment manufacturing company.
                                    Mr. Chu has over 30 years of experience in the garment industry.

CHARLES GHAILIAN                    Charles Ghailian joined the Company in March
                                    1999 upon  acquisition  of certain assets of
                                    CMG,   Inc.,   where  he   served  as  Chief
                                    Executive  Officer  since  1988.  CMG,  Inc.
                                    designed,  produced and sold  private  label
                                    and CHAZZZ  branded  woven and knit  apparel
                                    for women,  children  and men.  He was named
                                    President of Chazzz,  a Division of Tag Mex,
                                    Inc.,  a  wholly-owned   subsidiary  of  the
                                    Company.  In April 2002,  Mr.  Ghailian  was
                                    appointed  President  of Tag  Mex,  Inc.  In
                                    addition   to   managing   the    day-to-day
                                    operations of Tag Mex,  Inc.,  Mr.  Ghailian
                                    oversees     developments    with    certain
                                    customers, including Sears, J.C. Penny and Mervyn's.


AUDIT COMMITTEE

The Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee currently consists of Messrs. Farouze, Koffman, Mizrachi, Mani and Simbal, all of whom qualify as "independent" directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ). The Board of Directors has determined that Mitchell Simbal is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2006, all of our executive officers, directors and greater-than-ten percent shareholders complied with all
Section 16(a) filing requirements.

CODE OF ETHICS.

We have adopted a Code of Ethical Conduct that is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of our Code of Ethical Conduct was filed as an exhibit to our Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Tarrant Apparel Group's compensation program for senior executives is administered by the Compensation Committee of our Board of Directors. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans. The Compensation Committee is committed to ensure that its compensation plan is consistent with our company goals and objectives and the long term interests of its shareholders.

Our named executive officers for 2006 were as follows:

         o Gerard Guez, Chairman of the Board and (since March 31, 2006) Interim Chief Executive Officer;

         o Barry Aved, former Chief Executive Officer (resigned as CEO as of March 31, 2006);

         o Corazon Reyes, former Chief Financial Officer (resigned as CFO as of March 28, 2007);

         o        Todd Kay, Vice Chairman of the Board;

         o        Charles Ghailian,  President of our subsidiary, Tag Mex, Inc.;
                  and

         o        Henry  Chu,  President  of  our  subsidiary,  Tarrant  Company
                  Limited.

OVERVIEW OF COMPENSATION PHILOSOPHY AND OBJECTIVES

Our compensation programs are designed to deliver a compensation package which is competitive in attracting and retaining key executive talent in the garment industry. Different programs are geared to short and longer term performance with the goal of increasing shareholder value over the long term. To achieve these objectives, the Compensation Committee has established an incentive program for our executive officers based on meeting specific revenue and margin criteria in which long term continued improvement in pre-tax profit is the goal. More specifically, the Compensation Committee believes that our executive compensation should encompass the following:

         o help attract and retain the most qualified individuals by being competitive with compensation packages paid to persons having similar responsibilities and duties in comparable businesses;

         o        motivate and reward  individuals who help us achieve our short
                  term  and  long  term   objectives   and  thereby   contribute
                  significantly to the success of our company;

         o relate to the value created for shareholders by being directly tied to our financial performance and condition and the particular executive officer's contribution; and

         o        reflect   the   qualifications,    skills,   experience,   and
                  responsibilities of the particular executive officer.

The Compensation Committee has approved a compensation structure for the named executive officers, determined on an individual basis, which incorporates four key components: base salary, annual discretionary incentive payments, stock options and other benefits.

In connection with its compensation determinations, the Compensation Committee seeks, and is significantly influenced by, the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.

EXECUTIVE COMPENSATION COMPONENTS

For the year ended December 31, 2006, the principal components of compensation for the named executive officers were:

         o        annual base salary;

         o        annual discretionary incentive compensation;

         o        stock options; and

         o        retirement and other benefits.

ANNUAL BASE SALARY

In general, base salary for each employee, including the named executive officers, is established based on the individual's job responsibilities, performance and experience; our company's size relative to competitors; the competitive environment; and a general view as to available resources.

For our Chief Executive Officer, the Compensation Committee's practice is to review the base salary to ensure competitiveness in the market place. Currently, our Chairman of the Board, Gerard Guez, is also serving as our Interim CEO. No adjustments to Mr. Guez's compensation have been made to reflect the interim added responsibility. The Compensation Committee considers the base salaries of the named executives to ensure they take into account their performance, experience and retention value and that salary levels continue to be competitive with companies of similar size and complexity.

ANNUAL DISCRETIONARY INCENTIVE COMPENSATION

Named executive officers are eligible to receive discretionary annual cash incentive bonuses. We believe that annual incentive compensation should be determined with specific reference to our overall performance and goals, as well as the performance and goals of the division or function over which each individual executive has primary responsibility. In this regard, the Compensation Committee considers both quantitative and qualitative factors. At this time, the incentive program has not yet been linked with a set of clear objectives.

In 2006, the Compensation Committee approved incentive bonuses payable to each of Gerard Guez and Todd Kay based upon the Company's achievement of specified pre-tax income thresholds for the year. Mr. Kay was awarded a cash bonus of $150,000 for 2006, but Mr. Guez was not awarded a bonus for 2006 as the target for his bonus was not achieved. In 2006, Barry Aved received a discretionary cash bonus of $100,000, which was awarded to Mr. Aved based primarily on his performance as CEO prior to his resignation in March 2006. In addition, Charles Ghailian received a cash bonus in 2006 of $170,000.

STOCK OPTIONS

We provide a long term incentive opportunity for each of the named executive officers through awards of stock options. Our stock option program is a long term plan designed to create a link between executive compensation and our financial performance, provide an opportunity for increased equity ownership by executives, and maintain competitive levels of total compensation.

In the case of recommended stock option awards, the Compensation Committee reviews the recommendation of senior management and tests fairness before approving the stock awards. All stock options have been granted at an exercise price equal to the closing market price of our common stock on the date of grant. Stock options generally vest in four equal annual installments over a period of four years; however, options will immediately vest in full upon a change on control of the Company. Stock options expire ten years from date of grant.

In 2006, no named executive officers received stock option awards other than Charles Ghailian and Henry Chu.

RETIREMENT BENEFITS

We maintain a 401(k) plan for our employees. Named executive officers participate in these plans on the same terms as other eligible employees, subject to any legal limits on the amount that may be contributed by executives under the plans.

We make a "matching" contribution equal to 100% of the employee's contribution up to 5% of the employee's annual compensation.

OTHER BENEFITS

         o MEDICAL BENEFITS. Our employees have a choice of three coverage options under our company-sponsored group health insurance plan. Each option covers the same services and supplies but differs in the quality of provider network. During 2006, we fully funded the HMO portion of the employee coverage.

         o DENTAL BENEFITS. We maintain a group dental plan that covers preventive, basic and major services for employees and eligible dependents. During 2006, we fully funded the HMO portion of our California employee coverage and the PPO coverage for our New York employee coverage.

         o LIFE INSURANCE. We maintain a group life insurance plan that provides for basic life and accidental death and dismemberment coverage ranging from $10,000 to $50,000 depending on the employee classification. We pay the premiums under this plan.

         o VACATION. All employees are eligible for vacation based on years of service.

         o OTHER PERQUISITES. Vehicle and car allowances have been provided for certain named executives. We do not generally provide other perquisites for other employees.

         o PRIVATE PLANE. From time to time our executives use a private plan owned by 477 Aviation LLC, a company owned by Gerard Guez for business purposes. We reimburse Mr. Guez for the fuel and related expenses incurred by 477 Aviation LLC for our executives' business use of the aircraft. For 2006, the amount of expenses reimbursed was approximately $240,000.

DEDUCTIBILITY OF COMPENSATION EXPENSES

Pursuant to Section 162(m) under the Internal Revenue Code, certain compensation paid to executive officers in excess of $1 million is not tax deductible, except to the extent such excess constitutes performance-based compensation. The Compensation Committee has and will continue to carefully consider the impact of
Section 162(m) when establishing incentive compensation plans and could, in certain circumstances, approve and authorize compensation that is not fully tax deductible.

ACCOUNTING AND TAX CONSIDERATIONS

We consider the accounting implications of all aspects of our executive compensation program. Our executive compensation program is designed to achieve the most favorable accounting (and tax) treatment possible as long as doing so does not conflict with the intended plan design or program objectives.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors currently consists of Stephane Farouze, Milton Koffman, Joseph Mizrachi, Simon Mani and Mitchell Simbal. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering the Company's stock option and executive incentive compensation plans.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Tarrant Apparel Group's Annual Report on Form 10-K.

         COMPENSATION COMMITTEE
         Stephane Farouze
         Milton Koffman
         Joseph Mizrachi
         Simon Mani
         Mitchell Simbal

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2006, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2006 whose compensation exceeded $100,000 (referred to as "named executive officers"), information concerning all compensation paid for services to us in all capacities for 2006.

                                                                           OPTION      ALL OTHER
NAME AND                                        SALARY        BONUS        AWARDS     COMPENSATION         TOTAL
PRINCIPAL POSITION                   YEAR         ($)          ($)         ($)(4)        ($)(5)             ($)
---------------------------------- ---------- ------------ ------------- ----------- --------------- ------------------
Gerard Guez (1)                      2006        52,000         --           --            --              52,000
   Interim Chief Executive
   Officer and Chairman
---------------------------------- ---------- ------------ ------------- ----------- --------------- ------------------
Barry Aved (2)                       2006       407,692      100,000         --            --             507,692
   Former Chief Executive Officer
---------------------------------- ---------- ------------ ------------- ----------- --------------- ------------------
Corazon Reyes (3)                    2006       220,000         --           --          23,425           243,425
   Chief Financial Officer
---------------------------------- ---------- ------------ ------------- ----------- --------------- ------------------
Todd Kay                             2006       750,000      150,000         --          71,154           971,154
   Vice Chairman of the Board of
   Directors
---------------------------------- ---------- ------------ ------------- ----------- --------------- ------------------
Charles Ghailian                     2006       383,968      170,000       77,207          --             631,175
   President of Tag Mex, Inc.
---------------------------------- ---------- ------------ ------------- ----------- --------------- ------------------
Henry Chu                            2006       335,484         --         21,819        33,255           390,558
   President of Tarrant Company
   Limited
---------------------------------- ---------- ------------ ------------- ----------- --------------- ------------------

(1)      Mr. Guez was appointed as Interim Chief Executive  Officer on March 31,
         2006.

(2) Mr. Aved resigned as Chief Executive Officer and President and as a member of our board of directors, effective March 31, 2006.

(3) Ms. Reyes resigned from the position of Chief Financial Officer and as a member of our board of directors effective March 28, 2007.

(4) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to stock options granted in 2006 as well as prior fiscal years, in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2006, see note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(5)      All other compensation for 2006 consists of the following:

--------------------------- ----------- ------------ ----------- ---------- ------------ -------------
                             Mr. Guez     Mr. Aved    Ms. Reyes    Mr. Kay     Mr. Chu    Mr. Ghailian
--------------------------- ----------- ------------ ----------- ---------- ------------ -------------
Automobile allowance/lease           -            -       7,615     71,154            -             -
--------------------------- ----------- ------------ ----------- ---------- ------------ -------------
Cash-out of unused                   -            -       4,810          -            -        31,707
vacation
--------------------------- ----------- ------------ ----------- ---------- ------------ -------------
401(k)  matching                     -            -      11,000          -            -         1,548
contribution
--------------------------- ----------- ------------ ----------- ---------- ------------ -------------

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

The following table provides information about equity-awards granted to each named executive officer in 2006 under the Tarrant Apparel Group 2006 Stock Incentive Plan, which is the only plan pursuant to which awards were granted in 2006.

                                       ALL OTHER OPTION      EXERCISE OR BASE    GRANT DATE FAIR
                                      AWARDS: NUMBER OF      PRICE OF OPTION     VALUE OF OPTION
                        GRANT       SECURITIES UNDERLYING     AWARDS ($/SH)          AWARDS
NAME                     DATE            OPTIONS (#)              ((1))             ($)((2))
------------------- --------------- ----------------------- ------------------- ------------------
Charles Ghailian      6/19/2006            500,000                 1.84              625,000
------------------- --------------- ----------------------- ------------------- ------------------
Henry Chu             6/19/2006            141,304                 1.84              176,630
------------------- --------------- ----------------------- ------------------- ------------------

   (1) The exercise price of options granted in 2006 is equal to the closing price of our common stock on the grant date, as reported on the NASDAQ Global Market.

   (2) The grant date fair value is generally the amount the company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006

The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2006.

                                        NUMBER OF SECURITIES          OPTION          OPTION
                                       UNDERLYING UNEXERCISED        EXERCISE       EXPIRATION
NAME                 GRANT DATE             OPTIONS (1)              PRICE ($)         DATE
------------------- -------------- ------------------------------ -------------- ---------------
                                        (#)            (#)
                                    EXERCISABLE   UNEXERCISABLE
------------------- -------------- -------------- --------------- -------------- ---------------
Gerard Guez          10/13/1998       666,668           --            13.50        10/13/2008
                     05/15/2002      1,000,000          --            5.50         05/15/2012
                     05/28/2003      1,000,000          --            3.65         05/28/2013
------------------- -------------- -------------- --------------- -------------- ---------------
Barry Aved           05/02/1997        2,000            --            8.50         05/02/2007
                     05/01/1998        3,000            --            15.50        05/01/2008
                     05/03/1999        2,000            --            45.50        05/03/2009
                     05/08/2000        4,000            --            8.25         05/08/2010
                     05/08/2001        4,000            --            5.55         05/08/2011
                     08/12/2003        4,000            --            2.84         08/12/2013
                     09/23/2003       100,000           --            3.65         09/23/2013
                     12/04/2003       400,000           --            3.939        12/04/2013
                     01/02/2004       30,000            --            3.68         01/02/2014
------------------- -------------- -------------- --------------- -------------- ---------------
Corazon Reyes        01/03/2000        2,000            --            9.938        01/03/2010
                     12/17/2001       30,000            --            5.09         02/17/2011
------------------- -------------- -------------- --------------- -------------- ---------------
Todd Kay             10/13/1998       333,332           --            13.50        10/13/2008
                     05/15/2002      1,000,000          --            5.50         05/15/2012
                     05/28/2003      1,000,000          --            3.65         05/28/2013
------------------- -------------- -------------- --------------- -------------- ---------------
Charles Ghailian     04/08/1999       36,000            --           39.9688       04/08/2009
                     12/15/1999       36,000            --            9.969        12/15/2009
                     12/17/2001       100,000           --            5.09         12/17/2011
                     12/30/2003       25,000            --            3.60         12/30/2013
                     06/19/2006         --         500,000 (1)        1.84         06/19/2016
------------------- -------------- -------------- --------------- -------------- ---------------
Henry Chu            10/31/2003       100,000           --            3.94         10/31/2013
                     06/19/2006         --         141,304 (2)        1.84         06/19/2016
------------------- -------------- -------------- --------------- -------------- ---------------

   (1) Vests in 4 equal installments on each of January 1, 2007, January 1, 2008, January 1, 2009 and January 1, 2010.

   (2) Vests in 4 equal installments on each of June 19, 2007, June 19, 2008, June 19, 2009 and June 19, 2010.


OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006

There were no stock option exercises by any of the named executive officers during 2006. No stock awards vested for any named executive officer during 2006.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
ARRANGEMENTS

EMPLOYMENT AGREEMENTS

Except for our agreement Henry Chu described below, we do no have written employment agreements with any of our other named executive officers.

We entered into an employment agreement as of September 16, 2005 with Henry Chu, President of our Hong Kong subsidiary Tarrant Company Limited. This employment agreement is for a term of three years. Mr. Chu's employment agreement provides for a monthly salary of HKD200,000 (or approximately US$25,787 per month). The agreement provides that either party may terminate the agreement provided a two months advance written notice is provided to the other party. As a result, if we were to immediately terminate Mr. Chu's employment, we would be required to continue to pay him two months' salary, or approximately (US) $51,574.

POTENTIAL TERMINATION AND CHANGE IN CONTROL BENEFITS

We do not have a formal plan for severance or separation pay for our employees, but from time to time we include a severance provision in the employment agreements of our executive officers that is triggered in the event of involuntary termination without cause or in the event of a change in control. Currently, except for Henry Chu's employment agreement, none of our named executive officers are entitled to receive severance payments upon a termination of employment.

Our stock option plans provide that upon a change in control of the Company, all outstanding stock options will immediately become vested and exercisable. As of December 31, 2006, there were no unvested stock options held the named executive officers that had an exercise price lower than the closing price of our common stock on December 29, 2006 of $1.47, as reported by NASDAQ. As a result, there would have been no value of the accelerated vesting had a change in control occurred on December 31, 2006. Currently, there are no other benefits payable to our named executive officers upon a change in control.


DIRECTOR COMPENSATION

The general policy of the Board of Directors is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. The full Board of Directors has the primary responsibility for reviewing and considering any revisions to director compensation.

DIRECTOR SUMMARY COMPENSATION TABLE

The following table details the total compensation earned by the company's non-employee directors in 2006.

                         FEES EARNED OR       OPTION AWARDS         TOTAL
NAME                    PAID IN CASH ($)         ($)(6)              ($)
---------------------- ------------------- ------------------- -----------------
Stephane Farouze (1)          $50,000                $618          $50,618
---------------------- ------------------- ------------------- -----------------
Milton Koffman (2)            $48,000                $618          $48,618
---------------------- ------------------- ------------------- -----------------
Simon Mani (3)                $48,000                $618          $48,618
---------------------- ------------------- ------------------- -----------------
Joseph Mizrachi (4)           $48,000                $618          $48,618
---------------------- ------------------- ------------------- -----------------
Mitchell Simbal (5)           $50,000                $618          $50,618
---------------------- ------------------- ------------------- -----------------
   Total:                    $244,000              $3,090         $247,090
---------------------- ------------------- ------------------- -----------------

   (1) As of December 31, 2006, Mr. Farouze held options to purchase a total of 24,000 shares.


   (2) As of December 31, 2006, Mr. Koffman held options to purchase a total of 28,000 shares.


   (3) As of December 31, 2006, Mr. Mani held options to purchase a total of 24,000 shares.


   (4) As of December 31, 2006, Mr. Mizrachi held options to purchase a total of 32,000 shares.


   (5) As of December 31, 2006, Mr. Simbal held options to purchase a total of 28,000 shares.


   (6) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to stock options granted in 2006 as well as prior fiscal years, in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2006, see note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

We pay to each non-employee director a monthly cash retainer of $4,000 for service as a director. We also reimburse non-employee directors for all expenses incurred in their capacity as a member of the Board. In addition, the Chairman of each Board committee receives $2,000 per year for such service.

Our current practice is to grant each non-employee director an initial option to purchase 20,000 shares of our common stock upon joining the Board of Directors, and, thereafter, to grant each non-employee an option to purchase 4,000 shares of common stock on the date of each annual meeting at which such person is reelected to serve as a director. These options have an exercise price equal to the fair market value of such shares on the date of grant, become exercisable so long as the recipient continues to serve as a director in four equal annual installments commencing on the first anniversary of the grant thereof, and expire on the tenth anniversary of the date of grant.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors currently consists of Stephane Farouze, Milton Koffman, Joseph Mizrachi, Simon Mani and Mitchell Simbal. None of these individuals was an officer or employee of the Company at any time during fiscal 2006. No current executive officer of the Company has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2007, unless otherwise indicated, certain information relating to the ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current named executive officers and directors as a group, and (iv) each other shareholder who, to our knowledge, beneficially owns 5% or more of our common stock. Except as listed below, there are no other persons known to us to the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 3151 East Washington Blvd., Los Angeles, CA 90023, unless otherwise set forth below such person's name.

                                                    NUMBER OF SHARES OF
                                                       COMMON STOCK
NAME AND ADDRESS                                   BENEFICIALLY OWNED (1)   PERCENT (1)
----------------                                   ----------------------   -----------
DIRECTORS AND EXECUTIVE OFFICERS:
Gerard Guez......................................        12,883,084  (2)       38.7%
Todd Kay.........................................         4,995,999  (3)       15.1%
Barry Aved (former CEO)..........................           619,000  (4)        2.0%
Corazon Reyes (former CFO).......................           284,888  (5)       *
Charles Ghailian.................................           197,000  (6)       *
Stephane Farouze.................................           100,000  (7)       *
Henry Chu .......................................           100,000  (6)       *
Milton Koffman...................................            34,000  (8)       *
Joseph Mizrachi..................................            28,000  (6)       *
Mitchell Simbal..................................            24,000  (6)       *
Simon Mani.......................................            20,000  (6)       *
David N. Burke...................................                 0             --
DIRECTORS AND OFFICERS AS A GROUP (13 PERSONS)...        19,285,971  (9)       52.5%

OTHER 5% BENEFICIAL OWNERS:
Guggenheim Capital, LLC..........................         3,500,000  (10)      10.3%
   227 West Monroe Street, Chicago, IL 60606
GMM Capital LLC..................................         1,583,700  (11)       5.2%
   1450 Broadway, 38th Floor, New York, NY 10018

----------
 *     Less than one percent.
(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 31, 2007. Percentage ownership is based upon 30,543,763 shares of common stock issued and outstanding as of March 31, 2007.
(2) Includes 2,766,668 shares of common stock issuable upon exercise of stock options which are or will become exercisable on or prior to May 30, 2007. Mr. Guez has pledged an aggregate of 3,394,851 of such shares to financial institutions to secure the repayment of loans to Mr. Guez or corporations controlled by Mr. Guez.

(3) Includes 2,433,332 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2007. Mr. Kay has pledged an aggregate of 1,115,000 of such shares to financial institutions to secure the repayment of loans to Mr. Kay or corporations controlled by Mr. Kay.
(4) Includes 559,000 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2007.
(5) Includes 52,000 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2007.
(6) Consists of shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2007.
(7) Includes 20,000 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2007.
(8) Includes 24,000 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2007.
(9) Includes 6,224,000 shares of common stock issuable upon exercise of stock options that are or will become exercisable on or prior to May 30, 2007.
(10) Information taken from Schedule 13D filed with the SEC on June 27, 2006. Consists of shares of common stock issuable upon exercise of currently exercisable warrants. Guggenheim Capital, LLC exercises power over 1,892,857 shares through Guggenheim Investment Management, LLC and power over 1,607,143 shares through Midland Advisors Company, both of which are subsidiaries of Guggenheim Capital, LLC. Of these shares, Orpheus Holdings, LLC is the owner of warrants to purchase 1,892,587 shares. Guggenheim Investment Management, LLC is the manager of Orpheus Holdings, LLC and may be deemed to beneficially own such shares. Each of these persons disclaims membership in a group, as defined in Section 13(d)(3) of the Securities Exchange Act.
(11) Information taken from Schedule 13G filed with the SEC on February 15, 2007. GMM Trust is the sole member of GMM Capital LLC and shares voting and investment power with respect to the shares.

The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and other shareholders of the Company, or taken from documents filed with the SEC.


EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006.

                           NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                           BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                           OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     FUTURE ISSUANCE UNDER EQUITY
                             WARRANTS AND RIGHTS               RIGHTS                 COMPENSATION PLANS
                           -----------------------   -------------------------   ----------------------------
Equity compensation
plans approved by
security holders......            7,673,659                    $5.52                       3,872,000
Equity compensation
plans not approved by
security holders......            1,181,732                    $4.09                          --
                           -----------------------   -------------------------   ----------------------------
Total.................                                         $5.33                       3,872,000


MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY SHAREHOLDERS

Sanders Morris Harris Inc. acted as placement agent in connection with our October 2003 private placement financing transaction. As partial consideration for their services as placement agent, we issued to Sanders Morris Harris a warrant to purchase 881,732 shares of our common stock at an exercise price of $4.65 per share. The warrant has a term of 5 years. As of April 17, 2004, the warrant became fully vested and exercisable.

Sanders Morris Harris Inc. acted as placement agent in connection with our January 2004 registered sale of 1,200,000 shares of our common stock. As partial consideration for their services as placement agent, we issued to Sanders Morris Harris a warrant to purchase 30,000 shares of our common stock at an exercise price of $3.35 per share. The warrant is fully vested and exercisable and has a term of five years.

T.R. Winston & Company acted as placement agent in connection our December 2004 private placement financing transaction. As partial consideration for their services as placement agent, we issued T.R. Winston & Company a warrant to purchase 200,000 shares our common stock at an exercise price of $2.50 per share. The warrant has a term of five years. The warrant will become vested and exercisable on June 14, 2005.

Durham Capital Corporation acted as our advisor in connection with our 2006 credit facility with Guggenheim Corporate Funding as agent. As partial compensation for its services, we issued Durham Capital a warrant which is exercisable for 70,000 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances.



ITEM 13.    CERTAIN   RELATIONSHIPS  AND   RELATED  TRANSACTIONS,  AND  DIRECTOR
            INDEPENDENCE

REVIEW AND APPROVAL OF RELATED PERSON TRANSACTIONS

We have adopted, by resolution of our Board of Directors, a policy that any transactions between us and any of our affiliates or related parties, including our executive officers, directors, shareholders who own 5% or more of our common stock, the family members of those individuals and any of their affiliates, must
(1) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (2) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

REPORTABLE RELATED PERSON TRANSACTIONS

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o        in which the amount involved exceeds $120,000; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. During the first seven months of 2006, our Los Angeles offices and warehouse were leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong. We paid $1,076,000 in 2006 in rent for office and warehouse facilities at these locations.

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

Upon consummation of the sale of our Mexico assets, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement with Mr. Nacif's affiliates. We did not purchase any fabric under this agreement in 2006. Net amount due from Mr. Kamel Nacif and his affiliates was $116,000 as of December 31, 2006.

From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2006 was approximately $2,279,000. At December 31, 2006, the entire balance due from Mr. Guez totaling $2.2 million was reflected as a reduction of shareholders' equity. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $171,000 for the year ended December 31, 2006. Mr. Guez paid expenses on our behalf of approximately $299,000 for the year ended December 31, 2006, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

We purchased $1.1 million of fabric from Azteca Production International, Inc. and its affiliates for the year ended December 31, 2006. Our total sales of fabric and services to Azteca Production International in 2006 were $9,000. Azteca Production International is owned by the brothers of Gerard Guez.

We purchased $205,000 of trim from Tag-It Pacific, Inc. for the year ended December 31, 2006. At December 31, 2006, Gerard Guez and Todd Kay beneficially owned 488,400 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, collectively representing 8.1% of Tag-It Pacific's common stock.

DIRECTOR INDEPENDENCE

A majority of our Board of Directors is comprised of "independent" directors within the meaning of the applicable rules for companies traded on the NASDAQ Global Market. During 2006, the Board determined that each of Stephane Farouze, Milton Koffman, Simon Mani, Joseph Mizrachi, and Mitchell Simbal were independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of our Board of Directors is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. Singer Lewak Greenbaum & Goldstein LLP audited our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005.

AUDIT FEES

Singer Lewak Greenbaum & Goldstein billed us an aggregate of approximately $391,000 in fees for audit services associated with the audit of our annual financial statements for the fiscal year ended December 31, 2006 and the review of our financial statements included in our quarterly reports on Form 10-Q for 2006. Singer Lewak Greenbaum & Goldstein billed us an aggregate of approximately $265,000 in fees for audit services associated with the audit of our annual financial statements for the fiscal year ended December 31, 2005. Grant Thornton LLP (our prior principal accountants) billed us an aggregate of approximately $93,000 in fees for the review of our financial statements included in our quarterly reports on Form 10-Q for 2005.

AUDIT-RELATED FEES

Singer Lewak Greenbaum & Goldstein billed us $0 in fees for audit-related services for the years ended December 31, 2006 and 2005, respectively. Audit-related services principally include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

TAX FEES

Singer Lewak Greenbaum & Goldstein billed us $0 for tax services during the years ended December 31, 2006 and 2005, which would include services for tax compliance, tax advice and tax planning.

ALL OTHER FEES

Singer Lewak Greenbaum & Goldstein billed us $99,000 and $0 in fees for the years ended December 31, 2006 and 2005, respectively, other all services provided during such periods and not otherwise described above. For 2006, these fees were for due diligence and related services in connection with financing and acquisition activities.

All of the services described above were approved by our Audit Committee.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independent accountant's independence, and has approved any such services.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) Financial Statements and Schedule. (Previously filed with the Original Filing.)

         (b)      Exhibits.

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

                                             TARRANT APPAREL GROUP

                                       By:   /S/ GERARD GUEZ
                                             ------------------------------
                                                      Gerard Guez
                                             Interim Chief Executive Officer

                                POWER OF ATTORNEY

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

     /S/ GERARD GUEZ       Chairman of the Board of Directors     April 30, 2007
------------------------   and Interim Chief Executive Officer
       Gerard Guez         (Principal Executive Officer)

  /S/ DAVID N. BURKE       Chief Financial Officer                April 30, 2007
------------------------   (Principal Financial and Accounting
     David N. Burke        Officer)

            *              Vice Chairman of the Board of          April 30, 2007
------------------------   Directors
       Todd Kay

            *              Director                               April 30, 2007
------------------------
     Milton Koffman

            *              Director                               April 30, 2007
------------------------
    Stephane Farouze

            *              Director                               April 30, 2007
------------------------
     Mitchell Simbal

            *              Director                               April 30, 2007
------------------------
     Joseph Mizrachi

            *              Director                               April 30, 2007
------------------------
       Simon Mani


* By: /S/ GERARD GUEZ
      -----------------------
Gerard Guez, Attorney-in-fact