Form 10-Q
period 2007-03-31
TARRANT APPAREL GROUP
filed 2007-05-15
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE   ACT  OF   1934.

          FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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


Number of shares of Common Stock of the Registrant outstanding as of May 11, 2007: 30,543,763.

--------------------------------------------------------------------------------


                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2007 (unaudited)
            and December 31, 2006...........................................   2

         Consolidated Statements of Operations  for the Three Months
            Ended March 31, 2007 and March 31, 2006 (unaudited).............   3

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2007 and March 31, 2006 (unaudited).............   4

         Notes to Consolidated Financial Statements (unaudited).............   5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  37

Item 4.  Controls and Procedures............................................  37

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  38

Item 1A. Risk Factors.......................................................  38

Item 6.  Exhibits...........................................................  44

         SIGNATURES.........................................................  45


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS
                                                                MARCH 31,      DECEMBER 31,
                                                                  2007             2006
                                                             -------------    -------------
                                                              (Unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents .............................   $   1,463,199    $     904,553
   Accounts receivable, net of $2.4 million and $2.1
   million allowance for returns, discounts and bad debts
   at March 31, 2007 and December 31, 2006, respectively .      48,268,897       48,079,527
   Due from related parties ..............................       3,983,705        3,688,355
   Inventory .............................................      14,579,759       17,774,103
   Temporary quota rights ................................         175,629           32,217
   Prepaid expenses ......................................       1,575,030        1,515,087
   Deferred tax assets ...................................         126,343          123,607
   Income taxes receivable ...............................          25,739           25,468
                                                             -------------    -------------
 Total current assets ....................................      70,198,301       72,142,917

Property and equipment, net  of $9.4 million and $9.4
million accumulated depreciation at March 31, 2007 and
December 31, 2006, respectively ..........................       1,409,395        1,414,354
Notes receivable - related parties, net of $27.1 million
reserve at March 31, 2007 and December 31, 2006 ..........      14,000,000       14,000,000
Due from related parties .................................       4,161,305        4,168,205
Equity method investment .................................       2,234,810        2,151,061
Deferred financing cost, net of $1.1 million and $1.7
million accumulated amortization at March 31, 2007 and
December 31, 2006, respectively ..........................       2,167,285        2,448,526
Other assets .............................................         232,079        6,223,816
Goodwill, net ............................................       8,582,845        8,582,845
                                                             -------------    -------------
Total assets .............................................   $ 102,986,020    $ 111,131,724
                                                             =============    =============


            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ............................   $  12,742,546    $  13,696,182
   Accounts payable ......................................      14,590,833       22,685,674
   Accrued expenses ......................................      10,024,119        8,907,658
   Derivative liability ..................................             524          195,953
   Income taxes ..........................................      17,901,716       16,865,125
   Current portion of long-term obligations and factoring
     arrangement .........................................      20,025,819       19,586,565
                                                             -------------    -------------
 Total current liabilities ...............................      75,285,557       81,937,157

Term loan,  net of $4.0 million and $4.3 million debt
discount at March 31, 2007 and December 31, 2006,
respectively .............................................      11,483,499       11,212,724
Other long-term obligations ..............................           2,135            5,338
                                                             -------------    -------------
Total liabilities ........................................      86,771,191       93,155,219

Minority interest in PBG7 ................................          53,409           54,338
Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares
   at March 31, 2007 and December 31, 2006 issued and
   outstanding ...........................................            --               --
   Common stock, no par value, 100,000,000 shares
   authorized; 30,543,763 shares at March 31, 2007 and
   December 31, 2006 issued and outstanding ..............     114,977,465      114,977,465
   Warrant to purchase common stock ......................       7,314,239        7,314,239
   Contributed capital ...................................      10,367,511       10,191,511
   Accumulated deficit (See Note 12) .....................    (114,411,283)    (112,410,363)
   Notes receivable from officer/shareholder .............      (2,086,512)      (2,150,685)
                                                             -------------    -------------
 Total shareholders' equity ..............................      16,161,420       17,922,167
                                                             -------------    -------------

Total liabilities and shareholders' equity ...............   $ 102,986,020    $ 111,131,724
                                                             =============    =============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------

Net sales ......................................   $ 56,106,592    $ 61,261,243
Cost of sales ..................................     43,760,013      48,742,481
                                                   ------------    ------------

Gross profit ...................................     12,346,579      12,518,762
Selling and distribution expenses ..............      3,438,732       2,929,690
General and administrative expenses ............      6,486,596       6,460,143
Royalty expenses ...............................        357,732       1,482,945
Terminated acquisition expenses ................      2,000,000            --
                                                   ------------    ------------

Income from operations .........................         63,519       1,645,984

Interest expense ...............................     (1,343,325)     (1,188,056)
Interest income ................................         45,100         485,343
Interest in income of equity method investee ...         83,749          47,413
Other income ...................................         87,651          33,806
Adjustment to fair value of derivative .........        195,429            --
Other expense ..................................         (1,805)           --
                                                   ------------    ------------

Income (loss) before provision for income taxes        (869,682)      1,024,490
Provision for income taxes .....................        132,167         199,612
Minority interest ..............................            929          11,494
                                                   ------------    ------------

Net income (loss) ..............................   $ (1,000,920)   $    836,372
                                                   ============    ============


Net income (loss) per share - Basic ............   $      (0.03)   $       0.03

Net income (loss) per share - Diluted ..........   $      (0.03)   $       0.03
                                                   ============    ============

Weighted average common and common equivalent
shares outstanding:
   Basic .......................................     30,543,763      30,551,207

   Diluted .....................................     30,543,763      30,551,207
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2007             2006
                                                              ------------    ------------
Operating activities:
Net income (loss) .........................................   $ (1,000,920)   $    836,372
Adjustments to reconcile net income (loss) to net cash
  provided by (used in)
Operating activities:
   Deferred taxes .........................................         (2,736)        (21,695)
   Depreciation and amortization of fixed assets ..........         91,697         135,948
   Amortization of deferred financing cost ................        493,518         236,790
   Adjustment to fair value of derivative .................       (195,429)           --
   Terminated acquisition expenses ........................      2,000,000            --
   Change in the provision for returns and discounts ......        290,593         161,201
   Change in the provision for bad debts ..................          1,594          (5,223)
   Loss (gain) on sale of fixed assets ....................          1,805          (1,283)
   Income from equity method investment ...................        (83,749)        (47,413)
   Minority interest ......................................           (929)        (11,494)
   Stock-based compensation ...............................        176,000            --
   Changes in operating assets and liabilities:
     Accounts receivable ..................................      4,268,442      (7,927,663)
     Due to/from related parties ..........................       (288,450)       (268,367)
     Inventory ............................................      3,194,344       9,792,870
     Temporary quota rights ...............................       (143,412)           --
     Prepaid expenses .....................................        (60,213)      1,151,283
     Accounts payable .....................................     (8,094,842)     (7,390,453)
     Accrued expenses and income tax payable ..............      1,153,051          27,449
                                                              ------------    ------------

     Net cash provided by (used in) operating activities ..      1,800,364      (3,331,678)

Investing activities:
   Purchase of fixed assets ...............................        (88,543)        (22,447)
   Proceeds from sale of fixed assets .....................           --             2,800
   Due diligence fees in acquisition ......................       (699,764)           --
   Collection on notes receivable - related parties .......           --           434,444
   Collection of advances from shareholders/officers ......         64,173          23,522
                                                              ------------    ------------

     Net cash provided by (used in) investing activities ..       (724,134)        438,319

Financing activities:
   Short-term bank borrowings, net ........................       (953,635)      1,652,736
   Proceeds from long-term obligations ....................     52,338,394      51,911,927
   Payment of long-term obligations and bank borrowings ...    (51,902,343)    (51,812,436)
                                                              ------------    ------------

     Net cash provided by (used in) financing activities ..       (517,584)      1,752,227

                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents ..........        558,646      (1,141,132)
Cash and cash equivalents at beginning of period ..........        904,553       1,641,768
                                                              ------------    ------------

Cash and cash equivalents at end of period ................   $  1,463,199    $    500,636
                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At March 31, 2007, we own 75% of PBG7, LLC ("PBG7"). We previously owned 50.1% of United Apparel Ventures ("UAV"), which was dissolved on February 27, 2007. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

         We serve specialty retail, mass merchandisers and department store chains and branded wholesalers by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label and private brand. Commencing in 1999, we expanded our operations from sourcing apparel to sourcing and operating our own vertically integrated manufacturing facilities. In August 2003, we determined to abandon our strategy of being both a trading and vertically integrated manufacturing company, and effective September 1, 2003, we leased and outsourced operation of our manufacturing facilities in Mexico to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction. In August 2004, we entered into a purchase and sale agreement to sell these facilities to affiliates of Mr. Nacif, which transaction was consummated in the fourth quarter of 2004. See Note 6 and 14 of the "Notes to Consolidated Financial Statements".

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

         The consolidated financial data at December 31, 2006 is derived from audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the consolidated financial statements include allowance for returns, discounts and bad debts, inventory, notes receivable - related parties reserve, valuation of long-lived and intangible assets and goodwill, income taxes, stock options valuation, contingencies and litigation. Actual results could differ from those estimates.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

LICENSE AGREEMENTS AND ROYALTY EXPENSES

         We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of our products. These agreements require us to pay royalties and marketing fund commitments, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See
Note 15 of the "Notes to Consolidated Financial Statements" regarding various agreements we have entered into.

         Royalty expense in the three months ended March 31, 2007 and 2006 were $358,000 and $1.5 million, respectively.

DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of March 31, 2007 and December 31, 2006, deferred rent of $112,000 and $93,000, respectively, was recorded under accrued expense in our consolidated financial statements.

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

FOREIGN CURRENCY FORWARD CONTRACT

         We source our product in a number of countries throughout the world, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials in the normal course of business. We utilize derivative financial instruments consisting primarily of forward currency contracts. These instruments are intended to protect against exposure related to financing transactions and income from international operations. We do not enter into derivative financial instruments for speculative or trading purposes. We enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria.

         SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. At March 31, 2007, we had one open foreign exchange forward which has a maturity of less than one year. Hedge effectiveness resulted in an impact of $195,000 in our consolidated statements of operations in the three months of 2007.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to Internal Revenue Service ("IRS") audit for the years including 1996 through 2002 but are not being audited for state or non-U.S. income tax examinations for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $6.2 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 1996 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

         Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

3.       STOCK BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of March 31, 2007, there were outstanding options to purchase a total of 1,045,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of March 31, 2007, there were outstanding options to purchase a total of 1,858,000 shares of common stock, and 3,242,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

         On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

         A summary of our stock option activity, and related information for the year ended December 31, 2006 and the three months ended March 31, 2007 is as follows:

                                                             EMPLOYEES
                                                    ---------------------------
                                                      NUMBER OF     EXERCISE
                                                       SHARES        PRICE
                                                    -----------   -------------
Options outstanding at December 31, 2005.......       6,733,050   $1.39-$45.50
Granted........................................       1,233,259    $1.84-$1.94
Exercised......................................              --             --
Forfeited......................................         (19,650)  $1.94-$33.13
Expired........................................        (273,000)   $6.75-$7.38
                                                    -----------   -------------
Options outstanding at December 31, 2006.......       7,673,659   $1.39-$45.50
Granted........................................         630,000    $1.63-$1.99
Exercised......................................              --             --
Forfeited......................................              --             --
Expired........................................              --             --
                                                    -----------   -------------
Options outstanding at March 31, 2007..........       8,303,659   $1.39-$45.50

         We had no stock option outstanding to non-employees as of December 31, 2006 and March 31, 2007.

         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 2006 and March 31, 2007:


                                                         WEIGHTED
                                             WEIGHTED     AVERAGE
                                             AVERAGE     REMAINING
                                  NUMBER OF  EXERCISE   CONTRACTUAL   INTRINSIC
                                   SHARES     PRICE     LIFE (YEARS)    VALUE
                                 ----------------------------------------------
As of December 31, 2006:
Employees - Outstanding.......    7,673,659    $5.52        5.9            $0
Employees - Expected to vest..    7,579,083    $5.57        5.9            $0
Employees - Exercisable ......    6,445,400    $6.22        5.3            $0

As of March 31, 2007:
Employees - Outstanding.......    8,303,659    $5.25        6.0       $51,245
Employees - Expected to vest..    8,160,573    $5.31        6.0       $47,444
Employees - Exercisable ......    6,570,400    $6.13        5.1        $4,380

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The following table summarizes our non-vested options as of March 31, 2007 and changes during the three months ended March 31, 2007.

                                                                       WEIGHTED
                                                                        AVERAGE
                                                       NUMBER OF      GRANT-DATE
                 NON-VESTED OPTIONS                      SHARES       FAIR VALUE
---------------------------------------------------    ----------     ----------
Non-vested at December 31, 2006 ...................     1,228,259     $     1.26
  Granted .........................................       630,000     $     1.28
  Vested ..........................................      (125,000)    $     1.25
  Forfeited .......................................          --             --
                                                       ----------
Non-vested at March 31, 2007 ......................     1,733,259     $     1.27

         The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in the three months ended March 31, 2007 and 2006.

                                               THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                  2007            2006
                                             -------------   --------------
Expected dividend .........................            0.0%        n/a
Risk free interest rate ...................  4.49% to 4.67%        n/a
Expected volatility .......................             70%        n/a
Expected term (in years) ..................    5.75 to 6.18        n/a

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be 7.7%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate its expected terms using the "safe harbor" provisions provided in SAB No. 107 and its volatility using historical data. We did not grant options to purchase shares of common stock for the three months ended March 31, 2006. We granted 630,000 shares of options in the three months ended March 31, 2007. The options granted were fair valued in the aggregate at $805,000 or the weighted-average exercise of $1.92 in the three months ended March 31, 2007. The stock-based compensation expense related to employees or director stock options recognized for the three months ended March 31, 2007 and 2006 was $176,000 and $0, respectively. Basic and dilutive losses per share for the three months ended March 31, 2007 were not materially affected by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the three months ended March 31, 2006 were not affected.

         The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $0. Cash received from stock options exercised for the three months ended March 31, 2007 and 2006 was $0. The total fair value of shares vested for the three months ended March 31, 2007 and 2006 were approximately $156,000 and $0, respectively.

         As of March 31, 2007, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.8 years.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         When options are exercised, our policy is to issue previously un-issued shares of common stock to satisfy share option exercises. As of March 31, 2007, we had 69.5 million shares of un-issued shares of common stock.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       2007             2006
                                                   ------------    ------------
U.S. trade accounts receivable .................   $  3,384,464    $  2,975,840
Foreign trade accounts receivable ..............     12,415,307      16,986,357
Factored accounts receivable ...................     28,605,124      29,697,935
Other receivables ..............................      6,233,047         496,253
Allowance for returns, discounts and bad debts .     (2,369,045)     (2,076,858)
                                                   ------------    ------------
                                                   $ 48,268,897    $ 48,079,527
                                                   ============    ============

5.       INVENTORY

         Inventory consists of the following:
                                                       MARCH 31,    DECEMBER 31,
                                                         2007           2006
                                                     ------------   ------------
Raw materials - fabric and trim accessories ......   $  3,393,049   $  3,271,610
Work in process ..................................          6,966           --
Finished goods shipments-in-transit ..............      5,124,451      7,331,422
Finished goods ...................................      6,055,293      7,171,071
                                                     ------------   ------------
                                                     $ 14,579,759   $ 17,774,103
                                                     ============   ============

6.       NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. ("Solticio"), and Acabados y Cortes Textiles, S.A. de C.V. ("Acotex"), issued us unsecured promissory notes of $3,910,000 that mature on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of
approximately  $14  million.   We  believe  there  was  no  significant   change
subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at March 31, 2007 is realizable.

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex").

         Pursuant to the agreement, Tavex has the right and option (but not the obligation), for a period of 120 days following the date of the agreement, to pay to Tarrant Luxembourg an aggregate of U.S. $20 million in cash and promissory notes, whereupon, among other things:

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         o Tarrant Luxembourg will terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes;

         o        Tarrant  Luxembourg  and the Sellers will  terminate all other
                  executory   obligations  among  the  parties,   including  any
                  obligation of ours to purchase fabric from the Sellers; and

         o Tarrant Luxembourg would agree to purchase from Tavex at least U.S. $2.5 million of fabric during each of the first and second years following Tavex's exercise of the option.

         The U.S. $20 million payment by Tavex upon exercise of the option would be comprised of the following:

         o U.S. $2.5 million in cash, payable concurrently upon exercise of the option;

         o U.S. $8.5 million of unsecured promissory notes delivered concurrently upon exercise of the option, of which $2.5 million would be payable six months following closing, $3 million would be payable twelve months following closing, and $3 million would be payable eighteen months following closing; and

         o U.S. $9.0 million of promissory notes delivered concurrently upon exercise of the option and guaranteed by a financial institution acceptable to us, of which $4.5 million would be payable twenty-four months following closing and $4.5 million would be payable thirty months following closing.

         Tavex is not obligated to exercise the option and the terms and conditions of the letter could change prior to the 120-day expiration period. During the 120-day option period, we agreed that we would not seek to enforce the Solticio and Acotex promissory notes, including by taking action with respect to the collateral, nor would we enter into any agreement with a third party that would adversely affect Tavex's rights under the agreement.

         The Sellers also agreed during the 120-day option period, to work exclusively with Tavex in respect of the payment of the Solticio and Acotex promissory notes and the other transactions contemplated by the letter agreement, and not to enter into any agreement with any person other than Tavex with respect to the payment and/or assignment of the Solticio and Acotex promissory notes and the transactions contemplated by the agreement.

7.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. The guaranteed annual minimum royalty for 2007 is $760,000. At March 31, 2007, the total commitment on royalties remaining on the term was $8.2 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated
Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's locations and is currently available in approximately 600 Macy's stores nationally. The investment in American Rag CIE, LLC totaling $2.2 million at March 31, 2007, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the three month ended March 31, 2007 was as follows:

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Balance as of December 31, 2006 ...........       $ 2,151,061
         Share of income ...........................            83,749
         Distribution ..............................                (0)
                                                           -----------
          Balance as of March 31, 2007 .............       $ 2,234,810
                                                           ===========

8.       OTHER ASSETS AND WRITE OFF OF ACQUISITION EXPENSES

THE BUFFALO GROUP

         On December 6, 2006, we entered into a definitive stock and asset purchase agreement (the "Purchase Agreement") to acquire certain assets and entities comprising The Buffalo Group. The Buffalo Group designs, imports and sells contemporary branded apparel and accessories, primarily in Canada and the United States.

         Pursuant to the Purchase Agreement, we and our subsidiaries agreed to acquire (1) all the outstanding capital stock of four principal operating subsidiaries of The Buffalo Group - Buffalo Inc., 3163946 Canada Inc., 3681441 Canada Inc. and Buffalo Corporation, and (2) certain assets, consisting primarily of intellectual property rights and licenses, from The Buffalo Trust, for a total aggregate purchase price of up to approximately $120 million consisting of:

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

         In addition, we agreed to make a contingent cash payment following the fifth anniversary of the closing if the average price of our common stock does not equal or exceed $3.076 within any 10 trading days during the five year period following the closing of the purchase transaction.

         At signing of the Purchase Agreement, we delivered $5.0 million to the sellers as a deposit against the purchase price payable under the agreement.

         On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to the Purchase Agreement mutually agreed to terminate the Purchase Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the Purchase Agreement, and the parties have released each other from any claims arising under or related to the Purchase Agreement. The $4,750,000 is included in accounts receivable on the accompanying consolidated balance sheets. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in acquisition was recorded as terminated acquisition expenses in the first quarter of 2007.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

9.       DEBT

         Short-term bank borrowings consist of the following:

                                                            MARCH 31,    DECEMBER 31,
                                                               2007          2006
                                                           -----------   -----------
Import trade bills payable - DBS Bank and Aurora Capital   $ 5,500,454   $ 5,844,887
Bank direct acceptances - DBS Bank .....................     2,801,455     3,368,054
Other Hong Kong credit facilities - DBS Bank ...........     4,440,637     4,483,241
                                                           -----------   -----------
                                                           $12,742,546   $13,696,182
                                                           ===========   ===========

         Long-term obligations consist of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2007            2006
                                                   ------------    ------------
Equipment financing ............................   $     31,789    $     38,148
Credit facility - Guggenheim, net ..............     11,483,499      11,212,724
Debt facility and factoring agreement - GMAC CF      19,996,165      19,553,755
                                                   ------------    ------------
                                                     31,511,453      30,804,627
Less current portion ...........................    (20,025,819)    (19,586,565)
                                                   ------------    ------------
                                                   $ 11,485,634    $ 11,218,062
                                                   ============    ============

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9% per annum at March 31, 2007. As of March 31, 2007, $647,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.5% per annum at March 31, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.57% per annum at March 31, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2007. As of March 31, 2007, $12.1 million was outstanding under this facility. In addition, $10.3 million of open letters of credit was outstanding and $2.6 million was available for future borrowings as of March 31, 2007.

         As of March 31, 2007, the total balance outstanding under the DBS Bank credit facilities was $12.1 million (classified above as follows: $4.9 million in import trade bills payable, $2.8 million in bank direct acceptances and $4.4 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2007, $640,000 was outstanding under this facility (classified above under import trade bills payable) and $496,000 of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

EQUIPMENT FINANCING

         We had three equipment loans outstanding at March 31, 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007. The second loan bears interest at 6.15% payable in installments through 2007 and the third loan bears interest at 4.75% payable in installments through 2008. As of March 31, 2007, $32,000 was outstanding under these loans.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC CF

         On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance LLC ("GMAC CF") by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss or (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we might borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at March 31, 2007. As of March 31, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on May 9, 2007. A total of $20.0 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2007.

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

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. For the three months ended March 31, 2007, $302,000 was amortized.

         Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. For the three months ended March 31, 2007, $20,000 was amortized.

         The Guggenheim facility bore interest at 12.36% per annum at March 31, 2007. As of March 31, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on May 10, 2007. A total of $11.5 million, net of $4.0 million of debt discount, was outstanding under this facility at March 31, 2007.

         As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19". This was because we granted the warrant holders certain registration rights that were outside our control. In accordance with SFAS No. 133, the warrants were being valued at each reporting period. Changes in fair value were recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS No. 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative in the second quarter of 2006 on our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders are limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified from debt to equity in accordance with EITF No. 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to $4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative in the third quarter of 2006 on our consolidated statements of operations. As such, a net gain of $511,000 was recognized in our statements of operations as an adjustment to fair value of derivative in 2006.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

10.      DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

         We use forward currency contracts to manage risks generally associated with foreign exchange rate. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. At March 31, 2007, we had one open foreign exchange forward which has a maturity of less than one year. Hedge effectiveness resulted in an impact of $195,000 in our consolidated statements of operations as of March 31, 2007.

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company's prior approach but are material under the SAB No. 108 approach. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not believe that SAB 108 will have a material impact on our results of operations and financial condition.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

in the valuation allowance against the future tax benefit. We believe it is more likely than not that the tax benefit will not be realized based on our future business plans in Mexico.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to Internal Revenue Service ("IRS") audit for the years including 1996 through 2002 but are not being audited for state or non-U.S. income tax examinations for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $6.2 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 1996 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

13.      NET INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:


                                                    THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
Basic EPS Computation:                                 2007             2006
                                                   ------------     ------------

Numerator .....................................    $ (1,000,920)    $    836,372
Denominator:
Weighted average common shares outstanding ....      30,543,763       30,551,207

Basic EPS .....................................    $      (0.03)    $       0.03
                                                   ============     ============

Diluted EPS Computation:
Numerator .....................................    $ (1,000,920)    $    836,372
Denominator:
Weighted average common shares outstanding ....      30,543,763       30,551,207
Incremental shares from assumed exercise of
warrants ......................................            --               --
convertible debentures ........................            --               --
options .......................................            --               --
                                                   ------------     ------------
Total shares ..................................      30,543,763       30,551,207

Diluted EPS ...................................    $      (0.03)    $       0.03
                                                   ============     ============

         No shares of outstanding options and warrants were included in the computation of income per share in the three months ended March 31, 2007 and 2006 as the exercise prices of the remaining shares were greater than the average market price for the three months ended March 31, 2006. All options, warrants and convertible debentures were excluded from the computation of net income (loss) per share in the three months ended March 31, 2007 and 2006, as the impact would be anti-dilutive. The effect of applying "If Converted Method" to the convertible debenture was anti-dilutive; therefore, it was excluded from the computation of income per share in the three months ended March 31, 2006. The following table presents potentially dilutive securities that were not included in the computation of income (loss) per share.

                                                          AS OF MARCH 31,
                                                   -----------------------------
                                                      2007               2006
                                                   ----------         ----------
Options ..................................          8,303,659          6,732,850
Warrants .................................          5,931,732          2,361,732
Convertible debentures ...................               --            3,456,313
                                                   ----------         ----------
Total ....................................         14,235,391         12,550,895
                                                   ==========         ==========

14.      RELATED PARTY TRANSACTIONS

         As of March 31, 2007, related party affiliates were indebted to us in the amounts of $10.2 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2007 was approximately $2,151,000. At March 31, 2007, the entire balance due from Mr. Guez totaling $2.1 million has been shown as reductions to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $41,000 and $44,000 for the three months ended March 31, 2007 and 2006,

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

respectively. Mr. Guez paid expenses on our behalf of approximately $105,000 and $67,000 for the three months ended March 31, 2007 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economics of scale with Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended March 31, 2007 and 2006. Our total sales of fabric and service to Azteca in the three months ended March 31, 2007 and 2006 were $0 and $9,000, respectively.

         At March 31, 2007, Messrs. Guez and Kay beneficially owned 488,400 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing approximately 8.1% of Tag-It's common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Starting in 1998, Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on behalf of us in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $0 and $97,000 of trim from Tag-It in the three months ended March 31, 2007 and 2006, respectively. Our sales of garment accessories to Tag-It were $76,000 and $0 in the three months ended March 31, 2007 and 2006, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2007 were $3.3 million. Net amount due from these related parties as of March 31, 2007 was $7.6 million.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payments under the notes receivable and believe the remaining $14 million balance at March 31, 2007 is realizable. See Note 6 of the "Notes to Consolidated Financial Statements".

         Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric from Acabados y Terminados in the three months ended March 31, 2007 and 2006. Net amount due from these parties as of March 31, 2007 was $342,000.

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We paid $279,000 and $269,000 in rent in the three months ended March 31, 2007 and 2006, respectively, for office and warehouse facilities. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

         On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $75,000 in rental income from this sublease in the three months ended March 31, 2007.

         At March 31, 2007, we had various employee receivables totaling $243,000 included in due from related parties.

         We believe that each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

15.      COMMITMENTS AND CONTINGENCIES

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. At March 31, 2007, the total commitment on royalties remaining on the term was $8.2 million.

         On October 17, 2004, Private Brands, Inc. entered into an agreement with J.S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005, Camuto Consulting Group replaced J.S. Brand Management as the master licensor. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. We are presently in litigation with the licensor. See
Note 17 of the "Notes to Consolidated Financial Statements". The licensor has refused to accept payments and maintains that the agreement has been terminated. There have been no sales of new products since the licensor started refusing to approve products for manufacture and sale. If we are successful in the lawsuit against the licensor, then we expect to be able to reduce or eliminate these payment obligations as an offset to damages sustained by us. If we do not succeed in our claims, we believe we will likely not be required to make the entire guaranteed payments contemplated under the agreement. As a result, in 2006 and in the first quarter of 2007, we did not accrue for the payments of minimum royalty, sales royalty and advertising commitment of $2.8 million pursuant to the agreement.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         On January 3, 2005, Private Brands, Inc., our wholly owned subsidiary, entered into a term sheet exclusive licensing agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement was a three-year contract, and providing compliance with all terms of the license, was renewable for one additional three-year term. The agreement also provided payment of royalties at the rate of 8% on net sales and 3% on net sales for marketing fund commitments. In the first quarter of 2005, we advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment. We had applied $34,000 from the above advance against the royalty and marketing expenses in 2005. In March 2006, we agreed to terminate our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel and we agreed to sell all remaining inventory to the licensor or its designee. As a result, we are no longer involved in the sales of this private brand. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to the first year term of the agreement and recognized a corresponding loss in 2005.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric in the three months ended March 31, 2007 and 2006.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Sales to Seven Licensing in the three months ended March 31, 2007 were $3.3 million.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

16.      OPERATIONS BY GEOGRAPHIC AREAS

         Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into two geographic regions: the United States and Asia. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. Information about our operations in the United States, Asia is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                   ADJUSTMENTS
                                                                       AND
                                   UNITED STATES        ASIA       ELIMINATIONS        TOTAL
                                    ------------    ------------   ------------    ------------
THREE MONTHS ENDED MARCH 31, 2007
Sales ...........................   $ 52,097,000    $  4,009,000   $       --      $ 56,106,000
Inter-company sales .............           --        24,236,000    (24,236,000)           --
                                    ------------    ------------   ------------    ------------
Total revenue ...................   $ 52,097,000    $ 28,245,000   $(24,236,000)   $ 56,106,000
                                    ============    ============   ============    ============


Income (loss) from operations ...   $   (554,000)   $    618,000   $       --      $     64,000
                                    ============    ============   ============    ============
Interest income .................   $     45,000    $       --     $       --      $     45,000
                                    ============    ============   ============    ============
Interest expense ................   $  1,299,000    $     44,000   $       --      $  1,343,000
                                    ============    ============   ============    ============
Provision for depreciation
 and amortization ...............   $    562,000    $     23,000   $       --      $    585,000
                                    ============    ============   ============    ============
Capital expenditures ............   $     65,000    $     23,000   $       --      $     88,000
                                    ============    ============   ============    ============

Total assets (1) ................   $ 30,730,000    $116,863,000   $(44,607,000)   $102,986,000
                                    ============    ============   ============    ============


THREE MONTHS ENDED MARCH 31, 2006
Sales ...........................   $ 60,580,000    $    681,000   $       --      $ 61,261,000
Inter-company sales .............           --        29,351,000    (29,351,000)           --
                                    ------------    ------------   ------------    ------------
Total revenue ...................   $ 60,580,000    $ 30,032,000   $(29,351,000)   $ 61,261,000
                                    ============    ============   ============    ============


Income from operations ..........   $    482,000    $  1,164,000   $       --      $  1,646,000
                                    ============    ============   ============    ============
Interest income (2) .............   $    485,000    $       --     $       --      $    485,000
                                    ============    ============   ============    ============
Interest expense ................   $  1,130,000    $     58,000   $       --      $  1,188,000
                                    ============    ============   ============    ============
Provision for depreciation
 and amortization ...............   $    346,000    $     27,000   $       --      $    373,000
                                    ============    ============   ============    ============
Capital expenditures ............   $      9,000    $     13,000   $       --      $     22,000
                                    ============    ============   ============    ============

Total assets (3) ................   $ 70,611,000    $120,898,000   $(44,832,000)   $146,677,000
                                    ============    ============   ============    ============


(1) Total assets in the U.S. included $15,973,000 from Luxembourg and $7,853,000 from Mexico.

2) Interest income in the U.S. included $441,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes are recorded in Luxembourg.

(3) Total assets in the U.S. included $41,391,000 from Luxembourg and $10,388,000 from Mexico.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

17.      LITIGATION

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

18.      SUBSEQUENT EVENTS

         On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to that certain Stock and Asset Purchase Agreement, dated December 6, 2006, as amended on March 20, 2007, mutually agreed to terminate the purchase agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the purchase agreement, and the parties have released each other from any claims arising under or related to the purchase agreement. The $4,750,000 is included in accounts receivable on the accompanying consolidated balance sheets. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in acquisition was recorded as terminated acquisition expenses in the first quarter of 2007. Pursuant to the terms of the purchase agreement and subject to the conditions thereof, we were to acquire certain assets and entities comprising The Buffalo Group for a total aggregate purchase price of up to approximately $120 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the quarterly periods ended March 31, 2007 and 2006. Except for historical information, the matters discussed in this management's discussion and analysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Item 1A. Risk Factors" in Part II of this Form 10-Q.

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

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first quarter of 2007 were $48.2 million compared to $42.1 million in the first quarter of 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first quarter of 2007 were $7.9 million compared to $19.2 million in the first quarter of 2006. At March 31, 2007, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag CIE brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag CIE branded apparel totaled $7.8 million in the first quarter of 2007 compared to $5.3 million in the first quarter of 2006.

         o ALAIN WEIZ: We have previously sold Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $2.0 million in the first quarter of 2006. From January 1, 2007, we may sell our licensed brand "Alain Weiz" to specialty stores and department stores. There were no sales in the first quarter of 2007.

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

         Pursuant to the Purchase Agreement, we and our subsidiaries agreed to acquire (1) all the outstanding capital stock of four principal operating subsidiaries of The Buffalo Group - Buffalo Inc., 3163946 Canada Inc., 3681441 Canada Inc. and Buffalo Corporation, and (2) certain assets, consisting primarily of intellectual property rights and licenses, from The Buffalo Trust, for a total aggregate purchase price of up to approximately $120 million. At signing of the Purchase Agreement, we delivered $5.0 million to the sellers as a deposit against the purchase price payable under the agreement.

         On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to the Purchase Agreement mutually agreed to terminate the Purchase Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the Purchase Agreement, and the parties have released each other from any claims arising under or related to the Purchase Agreement. The $4,750,000 is included in accounts receivable on the accompanying consolidated balance sheets. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in acquisition was recorded as terminated acquisition expenses in the first quarter of 2007.

NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. ("Solticio"), and Acabados y Cortes Textiles, S.A. de C.V. ("Acotex"), issued us unsecured promissory notes of $3,910,000 that mature on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of
approximately  $14  million.   We  believe  there  was  no  significant   change
subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at March 31, 2007 is realizable.

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex").

         Pursuant to the agreement, Tavex has the right and option (but not the obligation), for a period of 120 days following the date of the agreement, to pay to Tarrant Luxembourg an aggregate of U.S. $20 million in cash and promissory notes, whereupon, among other things:

         o Tarrant Luxembourg will terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes;

         o        Tarrant  Luxembourg  and the Sellers will  terminate all other
                  executory   obligations  among  the  parties,   including  any
                  obligation of ours to purchase fabric from the Sellers; and

         o Tarrant Luxembourg would agree to purchase from Tavex at least U.S. $2.5 million of fabric during each of the first and second years following Tavex's exercise of the option.

         The U.S. $20 million payment by Tavex upon exercise of the option would be comprised of the following:

         o U.S. $2.5 million in cash, payable concurrently upon exercise of the option;

         o U.S. $8.5 million of unsecured promissory notes delivered concurrently upon exercise of the option, of which $2.5 million would be payable six months following closing, $3 million would be payable twelve months following closing, and $3 million would be payable eighteen months following closing; and

         o U.S. $9.0 million of promissory notes delivered concurrently upon exercise of the option and guaranteed by a financial institution acceptable to us, of which $4.5 million would be payable twenty-four months following closing and $4.5 million would be payable thirty months following closing.

         Tavex is not obligated to exercise the option and the terms and conditions of the letter could change prior to the 120-day expiration period. During the 120-day option period, we agreed that we would not seek to enforce the Solticio and Acotex promissory notes, including by taking action with respect to the collateral, nor would we enter into any agreement with a third party that would adversely affect Tavex's rights under the agreement.

         The Sellers also agreed during the 120-day option period, to work exclusively with Tavex in respect of the payment of the Solticio and Acotex promissory notes and the other transactions contemplated by the letter agreement, and not to enter into any agreement with any person other than Tavex with respect to the payment and/or assignment of the Solticio and Acotex promissory notes and the transactions contemplated by the agreement.

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

         As of March 31, 2007, the balance in the allowance for returns, discounts and bad debts reserves was $2.4 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of March 31, 2007, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.4 million.

INCOME TAXES

         As  part  of  the  process  of  preparing  our  consolidated  financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations.

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to Internal Revenue Service ("IRS") audit for the years including 1996 through 2002 but are not being audited for state or non-U.S. income tax examinations for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $6.2 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 1996 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of net worth as discussed in Note 9 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of March 31, 2007, we were in violation of the EBITDA covenant and waivers of the defaults were obtained in May 2007 from our lenders.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         2007           2006
                                                      ----------     ----------
Net sales ....................................             100.0%         100.0%
Cost of sales ................................              78.0           79.6
                                                      ----------     ----------
Gross profit .................................              22.0           20.4
Selling and distribution expenses ............               6.1            4.8
General and administration expenses ..........              11.6           10.5
Royalty expenses .............................               0.6            2.4
Terminated acquisition expenses ..............               3.6           --
                                                      ----------     ----------
Income from operations .......................               0.1            2.7
Interest expense .............................              (2.4)          (1.9)
Interest income ..............................               0.1            0.8
Interest in income of equity method investee .               0.1            0.1
Other income .................................               0.2            0.0
Adjustment to fair value of derivative .......               0.3            0.0
Other expense ................................              (0.0)          (0.0)
                                                      ----------     ----------
Income/(loss) before taxes ...................              (1.6)           1.7
Income taxes .................................               0.2            0.3
Minority interest ............................               0.0            0.0
                                                      ----------     ----------
Net income (loss) ............................              (1.8)%          1.4%
                                                      ==========     ==========

FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

         Net sales decreased by $5.2 million, or 8.4%, to $56.1 million in first quarter of 2007 from $61.3 million in the first quarter of 2006. Sales of private label in the first quarter of 2007 were $48.2 million compared to $42.1 million in the same period of 2006, with the increase resulting primarily from increased sales to New York & Co., Charlotte Russe and Mothers Work. Sales of private brands in the first quarter of 2007 were $7.9 million compared to $19.2 million in the same period of 2006. The decline in private brands sales is the result of sales of Alain Weiz, Jessica Simpson and House of Dereon brands in the first quarter of 2006, compared to no such sales in the first quarter of 2007, and partially offset by an increase in sales to Macy's Merchandising Group in the first quarter of 2007.

         Gross profit consists of net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $172,000 to $12.3 million in the first quarter of 2007 from $12.5 million in the first quarter of 2006. The decrease in gross profit occurred primarily because of a decrease in sales. As a percentage of net sales, gross profit increased from 20.4% in the first quarter of 2006 to 22.0% in the first quarter of 2007. The increase in gross margin in the first quarter of 2007 was due primarily to the absence of sales from the lower margin House of Dereon and Jessica Simpson brand apparel in the first quarter of 2006.

         Selling and distribution expenses increased by $509,000, or 17.4%, to $3.4 million in the first quarter of 2007 from $2.9 million in the first quarter of 2006. As a percentage of net sales, these expenses increased to 6.1% in the first quarter of 2007 from 4.8% in the first quarter of 2006 due to the decrease in sales during the first quarter of 2007.

         General and administrative expenses increased by $26,000, or 0.4%, to $6.49 million in the first quarter of 2007 from $6.46 million in the first quarter of 2006. As a percentage of net sales, these expenses increased to 11.6% in the first quarter of 2007 from 10.5% in the first quarter of 2006 due to the decrease in sales during the first quarter of 2007.

         Royalty and marketing allowance expenses decreased by $1.1 million, or 75.9%, to $358,000 in the first quarter of 2007 from $1.5 million in the first quarter of 2006. The decrease was primarily due to royalties on sales under the licensed Jessica Simpson and Alain Weiz brands in the first quarter of 2006, for which there were no such sales in the first quarter of 2007. As a percentage of net sales, these expenses decreased to 0.6% in the first quarter of 2007 from 2.4% in the first quarter of 2006.

         Terminated acquisition expenses in the first quarter of 2007 were $2 million, or 3.6% of net sales, compared to no such expense in the first quarter of 2006. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other due diligence fees incurred in connection with the proposed acquisition of The Buffalo Group, which transaction was mutually terminated on April 19, 2007.

         Operating income in the first quarter of 2007 was $64,000, or 0.1% of net sales, compared to $1.6 million, or 2.7% of net sales, in the comparable period of 2006, because of the factors discussed above.

         Interest expense increased by $155,000, or 13.1%, to $1.3 million in the first quarter of 2007 from $1.2 million in the first quarter of 2006. As a percentage of net sales, this expense increased to 2.4% in the first quarter of 2007 from 1.9% in the first quarter of 2006. The increase in interest expense was primarily due to higher interest rates we paid on our short-term and long-term debts. Interest income decreased by $440,000 or 90.7%, to $45,000 in the first quarter of 2007 from $485,000 in the first quarter of 2006. The decrease in interest income was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico in the first quarter of 2006, but no such income in the first quarter of 2007. Interest in income of equity method investee was $84,000 in the first quarter of 2007, compared to $47,000 in the first quarter of 2006. Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores. Other income was $88,000 in the first quarter of 2007, compared to $34,000 in the first quarter of 2006. Other expense was $2,000 in the first quarter of 2007, compared to $0 in the first quarter of 2006.

         Losses allocated to minority interests in the first quarter of 2007 were $1,000, representing the minority partner's share of losses in PBG7. Losses allocated to minority interests in the first quarter of 2006 were $11,000.

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

         As of March 31, 2007, we had $1.5 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This represented an increase of $559,000 or 61.8% compared to a total of $905,000 as of December 31, 2006.

         Cash flows for the three months ended March 31, 2007 and 2006 were as follows (dollars in thousands):

CASH FLOWS:                                                   2007        2006
                                                            -------     -------
Net cash provided by (used in) operating activities ....    $ 1,800     $(3,332)
Net cash provided by (used in) investing activities ....    $  (724)    $   438
Net cash provided by (used in) financing activities ....    $  (518)    $ 1,752

         During the first three months of 2007, net cash provided by operating activities was $1.8 million, as compared to net cash used in operating activities of $3.3 million for the same period in 2006. Net cash provided by operating activities in the first quarter of 2007 resulted primarily from a net loss of $1.0 million and a decrease of accounts payable of $8.1 million and offset by $2.0 million due diligence fees expensed, depreciation and amortization expense of $585,000, a decrease in accounts receivable of $4.3 million and inventory of $3.2 million.

         During the first three months of 2007, net cash used in investing activities was $724,000, as compared to net cash provided by investing activities of $438,000 in 2006. Net cash used in investing activities in the first quarter of 2007 resulted primarily from approximately $700,000 of due diligence fees incurred in connection with previously proposed acquisition of The Buffalo Group.

         During the first three months of 2007, net cash used in financing activities was $518,000, as compared to net cash provided by financing activities of $1.8 million in 2006. Net cash used in financing activities in 2007 resulted primarily from pay down $954,000 of our short-term bank borrowings offset by $436,000 net proceeds from our long-term bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of March 31, 2007 (in millions):

                                                             PAYMENTS DUE BY PERIOD
                                          ---------------------------------------------------------
CONTRACTUAL OBLIGATIONS                               Less than    Between     Between      After
                                            Total      1 year     2-3 years   4-5 years    5 years
                                          ---------   ---------   ---------   ---------   ---------
Long-term debt (1) ....................   $    44.4   $    23.7   $     3.8   $    16.9   $    --
Operating leases ......................         8.6         1.6         2.5         2.2         2.3
Minimum royalties (2) .................        14.3         6.8         2.0         2.6         2.9
Purchase commitment ...................        45.4        11.7        10.0        10.0        13.7
                                          ---------   ---------   ---------   ---------   ---------
Total Contractual Cash Obligations ....   $   112.7   $    43.8   $    18.3   $    31.7   $    18.9

(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of March 31, 2007, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $8.9 million.

(2) Includes minimum royalties of $6.1 million under the agreement with the licensor of the Jessica Simpson brands.

                                       TOTAL      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      AMOUNTS    ---------------------------------------------
COMMERCIAL COMMITMENTS               COMMITTED   LESS THAN    BETWEEN     BETWEEN      AFTER
AVAILABLE TO US                        TO US       1 YEAR    2-3 YEARS   4-5 YEARS    5 YEARS
----------------------------------   ---------   ---------   ---------   ---------   ---------
Lines of credit ..................   $    80.0   $    80.0   $    --     $    --     $    --
Letters of credit (within lines of
   credit) .......................   $    25.0   $    25.0   $    --     $    --     $    --
Total commercial commitments .....   $    80.0   $    80.0   $    --     $    --     $    --

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9% per annum at March 31, 2007. As of March 31, 2007, $647,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.5% per annum at March 31, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.57% per annum at March 31, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2007. As of March 31, 2007, $12.1 million was outstanding under this facility. In addition, $10.3 million of open letters of credit was outstanding and $2.6 million was available for future borrowings as of March 31, 2007.

         On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance LLC ("GMAC CF") by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss or (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we might borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at March 31, 2007. As of March 31,

2007, we were in violation with the EBITDA covenant and a waiver was obtained on May 9, 2007. A total of $20.0 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2007.

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

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. For the three months ended March 31, 2007, $302,000 was amortized.

         Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. For the three months ended March 31, 2007, $20,000 was amortized.

         The Guggenheim facility bore interest at 12.36% per annum at March 31, 2007. As of March 31, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on May 10, 2007. A total of $11.5 million, net of $4.0 million of debt discount, was outstanding under this facility at March 31, 2007.

         As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19". This was because we granted the warrant holders certain registration rights that were outside our control. In accordance with SFAS No. 133, the warrants were being valued at each reporting period. Changes in fair value were recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS No. 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative in the second quarter of 2006 on our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders are limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified from debt to equity in accordance with EITF No. 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to $4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative in the third quarter of 2006 on our consolidated statements of operations. As such, a net gain of $511,000 was recognized in our statements of operations as an adjustment to fair value of derivative in 2006.

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

         We had three equipment loans outstanding at March 31, 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007. The second loan bears interest at 6.15% payable in installments through 2007 and the third loan bears interest at 4.75% payable in installments through 2008. As of March 31, 2007, $32,000 was outstanding under the three remaining loans.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2007, $640,000 was outstanding under this facility (classified above under import trade bills payable) and $496,000 of letters of credit were open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $6.2 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets. We may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under our bank credit facilities, issuance of long-term debt, sales of equity securities, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities.

         We do not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

RELATED PARTY TRANSACTIONS

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we leased office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $279,000 and $269,000 in rent in the three months ended March 31, 2007 and 2006, respectively, for office and warehouse facilities. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

         On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $75,000 in rental income from this sublease in the three months ended March 31, 2007.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payments under the notes receivable and believe the remaining $14 million balance at March 31, 2007 is realizable. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric from Acabados y Terminados in the three months ended March 31, 2007 and 2006. Net amount due from these parties as of March 31, 2007 was $342,000. See Note 6 of the "Notes to Consolidated Financial Statements".

         From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2007 was approximately $2,151,000. At March 31, 2007, the entire balance due from Mr. Guez totaling $2.1 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All advances to Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $41,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $105,000 and $67,000 for the three months ended March 31, 2007 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc., a corporation owned by the brothers of Gerard Guez, called United Apparel Ventures, LLC. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended March 31, 2007 and 2006. Our total sales of fabric and service to Azteca in the three months ended March 31, 2007 and 2006 were $0 and $9,000, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2007 were $3.3 million. Net amount due from these related parties as of March 31, 2007 was $7.6 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At March 31, 2007, we had one open foreign exchange forward which has a maturity of less than one year. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of March 31, 2007, we had $672,000 of fixed-rate borrowings and $47.6 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $0.5 million on our variable-rate borrowings.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2007, the end of the period covered by this report. Members of the our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN CONTROLS AND PROCEDURES

         During the first quarter ended March 31, 2007, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SARBANES-OXLEY ACT OF 2002 SECTION 404 COMPLIANCE

         In 2003, we began our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), which requires detailed review, documentation and testing of our internal controls over financial reporting. This detailed review, documentation and testing includes an assessment of the risks that could adversely affect the timely and accurate preparation of our financial statements and the identification of internal controls that are currently in place to mitigate the risks of untimely or inaccurate preparation of these financial statements. We will be required to include a report on management's assessment of internal controls over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We have invested significant internal resources and time in the SOX 404 compliance process, and we believe that we are on schedule to comply with SOX 404.

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

         Three customers accounted for approximately 44% of our net sales in first three months of 2007. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

         We are currently in litigation with the licensors of the Jessica Simpson brands regarding our rights to sell apparel under these brands. See Part II of this report, Item 1 "Legal Proceedings" for a detailed description of this lawsuit. The licensor has filed a counterclaim against us seeking damage. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made against us, and intend to pursue the lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $6.2 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

THE  REQUIREMENTS  OF  THE  SARBANES-OXLEY   ACT,  INCLUDING  SECTION  404,  ARE
BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE.

         Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with
Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on NASDAQ or one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of May 11, 2007, our executive officers and directors and their affiliates owned approximately 43% of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33% and 8%, respectively, of our common stock at May 11, 2007. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 6.  EXHIBITS.

         EXHIBIT
         NUMBER                          DESCRIPTION
         -------  --------------------------------------------------------------

         2.1.1 Amendment No. 1 to Stock and Asset Purchase Agreement, dated March 20, 2007, by and among Tarrant Apparel Group, 4366883 Canada Inc., 3681441 Canada Inc., Buffalo Inc., 3163946 Canada Inc., Buffalo Corporation, BFL Management Inc. in its capacity as the sole trustee of The Buffalo Trust and each stockholder of Target Companies.

         2.1.2 Mutual Termination and Release Agreement, dated April 19, 2007, by and among Tarrant Apparel Group, 4366883 Canada Inc., 3681441 Canada Inc., Buffalo Inc., 3163946 Canada Inc., Buffalo Corporation, BFL Management Inc. in its capacity as the sole trustee of The Buffalo Trust and each stockholder of Target Companies. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2007.)

         10.19.1 Consent and Amendment No. 1 to Agreements, dated February 22, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource
                  (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc.


         10.30 Tenancy Agreement, dated February 1, 2007, between Tarrant Company Limited and Lynx International Limited. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)

         10.31 Letter Agreement, dated March 21, 2007, among Tarrant Luxembourg S.a.r.l., Solticio, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V. , Acabados y Cortes Textiles, S.A. de. C.V., and Tavex Algodonera, S.A.

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

                                    TARRANT APPAREL GROUP

Date:    May 15, 2007               By:              /s/    David Burke
                                            ------------------------------------
                                                        David Burke,
                                                   Chief Financial Officer


Date:    May 15, 2007               By:          /s/    Gerard Guez
                                            ------------------------------------
                                                        Gerard Guez,
                                               Interim Chief Executive Officer