Form 10-Q
period 2007-06-30
TARRANT APPAREL GROUP
filed 2007-08-13
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _______ TO
         ________.


                         COMMISSION FILE NUMBER: 0-26006

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

                         3151 EAST WASHINGTON BOULEVARD
                          LOS ANGELES, CALIFORNIA 90023
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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

Number of shares of Common Stock of the Registrant outstanding as of August 10, 2007: 30,543,763.

================================================================================

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
                                                                          ------
Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2007
          (unaudited) and December 31, 2006..................................  2

         Consolidated Statements of Operations
           for the Three Months and Six Months Ended
           June 30, 2007 and June 30, 2006 (unaudited).......................  3

         Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2007 and
           June 30, 2006 (unaudited).........................................  4

         Notes to Consolidated Financial Statements
          (unaudited)........................................................  5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................... 25

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk ................................................ 39

Item 4.  Controls and Procedures............................................. 39

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 40

Item 1A. Risk Factors........................................................ 40

Item 6.  Exhibits............................................................ 47

         SIGNATURES.......................................................... 48


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS
                                                                               DECEMBER 31,
                                                             JUNE 30, 2007         2006
                                                             -------------    -------------
                                                              (Unaudited)
                           ASSETS

Current assets:
   Cash and cash equivalents .............................   $     963,858    $     904,553
   Accounts receivable, net of $1.9 million and $2.1
   million allowance for returns, discounts and bad debts
   at June 30, 2007 and December 31, 2006, respectively ..      46,789,279       48,079,527
   Due from related parties ..............................       4,980,533        3,688,355
   Inventory .............................................      18,221,411       17,774,103
   Temporary quota rights ................................          38,770           32,217
   Prepaid expenses ......................................       1,096,052        1,515,087
   Deferred tax assets ...................................         125,401          123,607
   Income taxes receivable ...............................          26,267           25,468
                                                             -------------    -------------
Total current assets .....................................      72,241,571       72,142,917

Property and equipment, net  of $9.5 million and $9.4
   million accumulated depreciation at June 30, 2007 and
   December 31, 2006, respectively .......................       1,479,197        1,414,354
Notes receivable - related parties, net of $27.1 million
   reserve at June 30, 2007 and December 31, 2006 ........      14,000,000       14,000,000
Due from related parties .................................       3,554,117        4,168,205
Equity method investment .................................       2,277,603        2,151,061
Deferred financing cost, net of $1.4 million and $1.7
   million accumulated amortization at June 30, 2007 and
   December 31, 2006, respectively .......................       1,951,043        2,448,526
Other assets .............................................         220,670        6,223,816
Goodwill, net ............................................       8,582,845        8,582,845
                                                             -------------    -------------
Total assets .............................................   $ 104,307,046    $ 111,131,724
                                                             =============    =============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term bank borrowings ............................   $  14,841,935    $  13,696,182
   Accounts payable ......................................      19,011,466       22,685,674
   Accrued expenses ......................................      10,021,269        8,907,658
   Derivative liability ..................................            --            195,953
   Income taxes ..........................................      18,253,199       16,865,125
   Current portion of long-term obligations and factoring
     arrangement .........................................      13,337,908       19,586,565
                                                             -------------    -------------
 Total current liabilities ...............................      75,465,777       81,937,157

Term loan,  net of $3.7 million and $4.3 million debt
  discount at June 30, 2007 and December 31, 2006,
  respectively ...........................................      11,754,274       11,212,724
Other long-term obligations ..............................            --              5,338
                                                             -------------    -------------
Total liabilities ........................................      87,220,051       93,155,219

Minority interest in PBG7 ................................          52,890           54,338
Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized;
     no shares at June 30, 2007 and December 31,
     2006 issued and outstanding .........................            --               --
   Common stock, no par value, 100,000,000 shares
     authorized; 30,543,763 shares at June 30, 2007 and
     December 31, 2006 issued and outstanding ............     114,977,465      114,977,465
   Warrant to purchase common stock ......................       7,314,239        7,314,239
   Contributed capital ...................................      10,413,586       10,191,511
   Accumulated deficit (See Note 12) .....................    (113,602,018)    (112,410,363)
   Notes receivable from officer/shareholder .............      (2,069,167)      (2,150,685)
                                                             -------------    -------------
 Total shareholders' equity ..............................      17,034,105       17,922,167
                                                             -------------    -------------

Total liabilities and shareholders' equity ...............   $ 104,307,046    $ 111,131,724
                                                             =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                           ------------------------------    ------------------------------
                                               2007             2006             2007             2006
                                           -------------    -------------    -------------    -------------
Net sales ..............................   $  60,100,503    $  59,082,541    $ 116,207,097    $ 120,343,785
Cost of sales ..........................      47,545,805       46,419,973       91,305,819       95,162,454
                                           -------------    -------------    -------------    -------------

Gross profit ...........................      12,554,698       12,662,568       24,901,278       25,181,331
Selling and distribution expenses ......       3,352,007        2,798,086        6,790,740        5,727,776
General and administrative expenses ....       6,240,358        6,903,093       12,726,954       13,363,236
Royalty expenses .......................         433,696          352,864          791,428        1,835,809
Terminated acquisition expenses ........            --               --          2,000,000             --
                                           -------------    -------------    -------------    -------------

Income  from operations ................       2,528,637        2,608,525        2,592,156        4,254,510

Interest expense .......................      (1,219,562)      (1,945,797)      (2,562,886)      (3,133,854)
Interest income ........................          42,857          480,859           87,957          966,202
Interest in income of equity method
   investee ............................          42,793           62,909          126,542          110,322
Other income ...........................          64,748           90,568          152,399          124,373
Adjustment to fair value of derivative .             524         (218,307)         195,953         (218,307)
Other expense ..........................          (9,335)        (400,000)         (11,140)        (400,000)
                                           -------------    -------------    -------------    -------------

Income before provision for income taxes       1,450,662          678,757          580,981        1,703,246
Provision for income taxes .............         641,917           60,110          774,084          259,722
Minority interest ......................             519           (7,363)           1,448            4,131
                                           -------------    -------------    -------------    -------------
Net income (loss) ......................   $     809,264    $     611,284    $    (191,655)   $   1,447,655
                                           =============    =============    =============    =============

Net income (loss ) per share:
   Basic ...............................   $        0.03    $        0.02    $       (0.01)   $        0.05
                                           =============    =============    =============    =============
   Diluted .............................   $        0.03    $        0.02    $       (0.01)   $        0.05
                                           =============    =============    =============    =============

Weighted average common and common
   equivalent shares:
   Basic ...............................      30,543,763       30,543,763       30,543,763       30,378,715
                                           =============    =============    =============    =============
   Diluted .............................      30,543,875       30,544,420       30,543,763       30,378,840
                                           =============    =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                   2007            2006
                                                              -------------    -------------
Operating activities:
Net income (loss) .........................................   $    (191,655)   $   1,447,655
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) Operating activities:
   Deferred taxes .........................................          (1,794)         (22,414)
   Depreciation and amortization of fixed assets ..........         201,339          246,965
   Amortization of deferred financing cost ................         987,036        1,534,973
   Adjustment to fair value of derivative .................        (195,953)         218,307
   Terminated acquisition expenses ........................       2,000,000             --
   Change in the provision for returns and discounts ......        (204,624)         277,656
   Change in the provision for bad debts ..................          40,081           (5,440)
   Loss (gain) on sale of fixed assets ....................           6,145           (1,283)
   Income from equity method investment ...................        (126,542)        (110,322)
   Minority interest ......................................          (1,448)          (4,131)
   Stock-based compensation ...............................         321,761            7,054
   Changes in operating assets and liabilities:
     Accounts receivable ..................................       1,953,928       (5,789,823)
     Due to/from related parties ..........................      (1,277,229)        (121,160)
     Inventory ............................................        (447,308)      11,440,735
     Temporary quota rights ...............................          (6,553)         (59,153)
     Prepaid expenses .....................................         418,235        1,353,074
     Accounts payable .....................................      (3,674,208)     (12,295,638)
     Accrued expenses and income tax payable ..............       1,501,684         (518,128)
                                                              -------------    -------------

     Net cash provided by (used in) operating activities ..       1,302,895       (2,401,073)

Investing activities:
   Purchase of fixed assets ...............................        (272,327)         (63,418)
   Proceeds from sale of fixed assets .....................            --              2,800
   Due diligence fees in acquisition ......................        (699,764)            --
   Refund of deposit on acquisition .......................       4,750,000             --
   Distribution from equity method investee ...............            --             67,500
   Collection on notes receivable - related parties .......            --            651,666
   Collection of advances from shareholders/officers ......          81,519           44,522
                                                              -------------    -------------

     Net cash provided by investing activities ............       3,859,428          703,070

Financing activities:
   Short-term bank borrowings, net ........................       1,145,754       (1,300,390)
   Proceeds from long-term obligations ....................      98,640,912      132,805,154
   Payment of financing costs .............................            --         (2,231,318)
   Repayments of borrowings from convertible debentures ...            --         (6,912,626)
   Payment of long-term obligations and bank borrowings ...    (104,889,684)    (120,613,274)
                                                              -------------    -------------

     Net cash provided by (used in) financing activities ..      (5,103,018)       1,747,546
                                                              -------------    -------------

Increase in cash and cash equivalents .....................          59,305           49,543
Cash and cash equivalents at beginning of period ..........         904,553        1,641,768
                                                              -------------    -------------

Cash and cash equivalents at end of period ................   $     963,858    $   1,691,311
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At June 30, 2007, we own 75% of PBG7, LLC ("PBG7"). We previously owned 50.1% of United Apparel Ventures ("UAV"), which was dissolved on February 27, 2007. The dissolution of UAV did not have a material impact on our consolidated financial statements. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

         Royalty expense in the six months ended June 30, 2007 and 2006 were $791,000 and $1.8 million, respectively.

DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of June 30, 2007 and December 31, 2006, deferred rent of $133,000 and $93,000, respectively, was recorded under accrued expense in our consolidated financial statements.

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

         SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. At June 30, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in an impact of $196,000 in our consolidated statements of operations in the six months of 2007.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. As of June 30, 2007, the unrecognized tax benefits did not change from the date of adoption.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 1996 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

         Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

3.       STOCK BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of June 30, 2007, there were outstanding options to purchase a total of 1,041,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of June 30, 2007, there were outstanding options to purchase a total of 1,858,000 shares of common stock, and 3,242,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

         On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

         A summary of our stock option activity, and related information for the year ended December 31, 2006 and the six months ended June 30, 2007 is as follows:

                                                              EMPLOYEES
                                                      --------------------------
                                                       NUMBER OF      EXERCISE
                                                        SHARES         PRICE
                                                      ----------    ------------
Options outstanding at December 31, 2005 ..........    6,733,050    $1.39-$45.50
Granted ...........................................    1,233,259    $ 1.84-$1.94
Exercised .........................................         --              --
Forfeited .........................................      (19,650)   $1.94-$33.13
Expired ...........................................     (273,000)   $ 6.75-$7.38
                                                      ----------    ------------
Options outstanding at December 31, 2006 ..........    7,673,659    $1.39-$45.50
Granted ...........................................      630,000    $ 1.63-$1.99
Exercised .........................................         --              --
Forfeited .........................................       (2,000)   $      18.50
Expired ...........................................       (2,000)   $       8.50
                                                      ----------    ------------
Options outstanding at June 30, 2007 ..............    8,299,659    $1.39-$45.50

         We had no stock option outstanding to non-employees as of December 31, 2006 and June 30, 2007.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 2006 and June 30, 2007:

                                                                         WEIGHTED
                                                          WEIGHTED        AVERAGE
                                                          AVERAGE        REMAINING
                                            NUMBER OF     EXERCISE      CONTRACTUAL     INTRINSIC
                                             SHARES        PRICE        LIFE (YEARS)      VALUE
                                           ----------     --------      ------------    ---------
As of December 31, 2006
Employees - Outstanding ..............      7,673,659     $  5.52           5.9          $  0
Employees - Expected to vest .........      7,579,083     $  5.57           5.9          $  0
Employees - Exercisable ..............      6,445,400     $  6.22           5.3          $  0

As of June 30, 2007:
Employees - Outstanding ..............      8,299,659     $  5.24           5.8          $  0
Employees - Expected to vest .........      8,156,573     $  5.30           5.7          $  0
Employees - Exercisable ..............      6,684,715     $  6.05           4.9          $  0


         The following table summarizes our non-vested options as of December 31, 2006 and changes during the six months ended June 30, 2007:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                      NUMBER OF      GRANT-DATE
              NON-VESTED OPTIONS                       SHARES        FAIR VALUE
-------------------------------------------------   ------------    ------------
Non-vested at December 31, 2006 .................      1,228,259    $       1.26
  Granted .......................................        630,000    $       1.28
  Vested ........................................       (243,315)   $       1.25
  Forfeited .....................................           --              --
                                                    ------------
Non-vested at June 30, 2007 .....................      1,614,944    $       1.27


         The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in the six months ended June 30, 2007 and 2006:

                                                   SIX MONTHS ENDED JUNE 30,
                                                -------------------------------
                                                     2007             2006
                                                --------------   --------------
Expected dividend ...........................              0.0%             0.0%
Risk free interest rate .....................    4.49% to 4.67%            5.13%
Expected volatility .........................               70%              70%
Expected term (in years) ....................     5.75 to 6.18             6.25

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be 7.7%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate the expected terms using the "safe harbor" provisions provided in SAB No. 107 and the volatility using historical data. We granted 973,259 shares of stock options to purchase shares of common stock for the six months ended June 30, 2006. The options granted were fair valued in the aggregate at $1.2 million or the weighted-average exercise of $1.25 in the six months ended June 30, 2006. We granted 630,000 shares of options in the six months ended June 30, 2007. The options granted were fair valued in the aggregate at $805,000 or the weighted-average exercise of $1.92 in the six months ended June 30, 2007. The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2007 was $322,000, of which $93,000 was recorded under general and administrative expenses and $229,000 was recorded under selling and distribution expenses in our consolidated statements of operation. The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2006 was $7,000 which was recorded under general and administrative expenses in our consolidated statements of operation. Basic and dilutive income per share for the three months ended June 30, 2007, and for the three months and six months ended June 30, 2006 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the six months ended June 30, 2007 was decreased by $0.01 from $0.00 to $(0.01) by the additional stock-based compensation recognized.

         The total intrinsic value of options exercised for the three months and six months ended June 30, 2007 and 2006 was $0. Cash received from stock options exercised for the three months and six months ended June 30, 2007 and 2006 was $0. The total fair value of shares vested for the six months ended June 30, 2007 and 2006 were approximately $304,000 and $0, respectively.

         As of June 30, 2007, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.9 years.

         When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2007, we had 69.5 million shares of authorized, unissued shares of common stock.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                  JUNE 30,         DECEMBER 31,
                                                    2007               2006
                                                ------------       ------------
U.S. trade accounts receivable ...........      $  3,639,079       $  2,975,840
Foreign trade accounts receivable ........        15,694,183         16,986,357
Factored accounts receivable .............        28,658,895         29,697,935
Other receivables ........................           709,438            496,253
Allowance for returns, discounts
  and bad debts ..........................        (1,912,316)        (2,076,858)
                                                ------------       ------------
                                                $ 46,789,279       $ 48,079,527
                                                ============       ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.       INVENTORY

         Inventory consists of the following:

                                                   JUNE 30, 2007     DECEMBER 31, 2006
                                                 -----------------   -----------------
Raw materials - fabric and trim accessories...   $       3,155,130   $       3,271,610
Work in process ..............................              13,065                --
Finished goods shipments-in-transit ..........           7,311,640           7,331,422
Finished goods ...............................           7,741,576           7,171,071
                                                 -----------------   -----------------
                                                 $      18,221,411   $      17,774,103
                                                 =================   =================

6.       NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. ("Solticio"), and Acabados y Cortes Textiles, S.A. de C.V. ("Acotex"), issued us unsecured promissory notes of $3,910,000 that mature on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of
approximately  $14  million.   We  believe  there  was  no  significant   change
subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at June 30, 2007 is realizable.

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex"). On July 19, 2007, the parties amended the letter agreement.

         Pursuant to the agreement, as amended, Tavex has the right and option (but not an obligation), at any time on or prior to September 1, 2007, to pay to Tarrant Luxembourg an aggregate of U.S. $17.75 million in cash, whereupon, among other things:

         o Tarrant Luxembourg will terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes;

         o Tarrant Luxembourg and the Sellers will terminate all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

         o Tarrant Luxembourg would agree to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg would deliver a irrevocable letter of credit for the full purchase price.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Tavex is not obligated to exercise the option and the terms and conditions of the letter could change prior to the expiration period. During the option period, we agreed that we would not seek to enforce the Solticio and Acotex promissory notes, including by taking action with respect to the collateral, nor would we enter into any agreement with a third party that would adversely affect Tavex's rights under the agreement.

         The Sellers also agreed during the option period, to work exclusively with Tavex in respect of the payment of the Solticio and Acotex promissory notes and the other transactions contemplated by the letter agreement, and not to enter into any agreement with any person other than Tavex with respect to the payment and/or assignment of the Solticio and Acotex promissory notes and the transactions contemplated by the agreement.

7.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million; and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. The guaranteed annual minimum royalty for 2007 is $760,000. At June 30, 2007, the total commitment on royalties remaining on the term was $8.0 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated
Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in approximately 100 select Macy's locations and is currently available in approximately 600 Macy's stores nationally. The investment in American Rag CIE, LLC totaling $2.3 million at June 30, 2007, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the six month ended June 30, 2007 was as follows:

Balance as of December 31, 2006 .........................           $ 2,151,061
Share of income .........................................               126,542
Distribution ............................................                    (0)
                                                                    -----------
Balance as of June 30, 2007 .............................           $ 2,277,603
                                                                    ===========

8.       OTHER ASSETS AND WRITE OFF OF ACQUISITION EXPENSES

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

         On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to the Purchase Agreement mutually agreed to terminate the Purchase Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the Purchase Agreement, and the parties have released each other from any claims arising under or related to the Purchase Agreement. We received $4,750,000 in April 2007. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in the acquisition process were recorded as terminated acquisition expenses in the first quarter of 2007.

9.       DEBT

         Short-term bank borrowings consist of the following:

                                             JUNE 30, 2007     DECEMBER 31, 2006
                                           -----------------   -----------------
Import trade bills payable - DBS
  Bank and Aurora Capital ................ $       6,902,696   $       5,844,887
Bank direct acceptances - DBS Bank .......         1,939,870           3,368,054
Other Hong Kong credit facilities - DBS
Bank .....................................         5,999,369           4,483,241
                                           -----------------   -----------------
                                           $      14,841,935   $      13,696,182
                                           =================   =================

         Long-term obligations consist of the following:

                                           JUNE 30, 2007      DECEMBER 31, 2006
                                         -----------------    -----------------
Equipment financing .................... $          23,555    $          38,148
Credit facility - Guggenheim, net ......        11,754,274           11,212,724
Debt facility and factoring agreement -
  GMAC CF ..............................        13,314,353           19,553,755
                                         -----------------    -----------------
                                                25,092,182           30,804,627
Less current portion ...................       (13,337,908)         (19,586,565)
                                         -----------------    -----------------
                                         $      11,754,274    $      11,218,062
                                         =================    =================

IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million at June 30, 2007) to our subsidiaries in Hong Kong. This was a demand

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman; and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9% per annum at June 30, 2007. As of June 30, 2007, $374,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.5% per annum at June 30, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.59% per annum at June 30, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2007. As of June 30, 2007, $13.9 million was outstanding under this facility. In addition, $7.8 million of open letters of credit were outstanding and $3.3 million was available for future borrowings as of June 30, 2007.

         As of June 30, 2007, the total balance outstanding under the DBS Bank credit facilities was $13.9 million (classified above as follows: $6.0 million in import trade bills payable, $1.9 million in bank direct acceptances and $6.0 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2007, $949,000 was outstanding under this facility (classified above under import trade bills payable) and $704,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

EQUIPMENT FINANCING

         We had three equipment loans outstanding at June 30, 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007. The second loan bears interest at 6.15% payable in installments through 2007 and the third loan bears interest at 4.75% payable in installments through 2008. As of June 30, 2007, $24,000 was outstanding under these loans.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC COMMERCIAL FINANCE

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at June 30, 2007. As of June 30, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on August 10, 2007. A total of $13.3 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2007.

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

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. For the six months ended June 30, 2007, $604,000 was amortized.

         Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. For the six months ended June 30, 2007, $39,000 was amortized.

         The Guggenheim facility bore interest at 11.82% per annum at June 30, 2007. As of June 30, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on August 10, 2007. A total of $11.8 million, net of $3.7 million of debt discount, was outstanding under this facility at June 30, 2007.

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

10.      DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

         We use forward currency contracts to manage risks generally associated with foreign exchange rate. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. At June 30, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in an impact of $196,000 in our consolidated statements of operations in the six months of June 30, 2007.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS No. 157, as applicable, beginning in fiscal year 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires us to (a) recognize a plan's funded status in the statement of financial position, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our results of operations and financial condition.

         In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company's prior approach but are material under the SAB No. 108 approach. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our results of operations and financial condition.

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

12.      INCOME TAXES

         Our effective tax rate differs from the statutory rate principally due to the following reasons: (1) a substantial valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since recoverability of those assets has not been assessed as more likely than not; and (2) the earnings of our Hong Kong subsidiary are taxed at a rate of 17.5% versus the 35% U.S. federal rate. The impairment charge in Mexico did not result in a tax benefit due to an increase in the valuation allowance against the future tax benefit. We believe it is more likely than not that the tax benefit will not be realized based on our future business plans in Mexico.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an IRS audit for the years including 1996 through 2002 but are not being audited for state or non-U.S. income tax examinations for years open in those taxing jurisdictions.

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

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. As of June 30, 2007, the unrecognized tax benefits did not change from the date of adoption.

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

13.      NET INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

                                 THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                 ---------------------------   ----------------------------
                                     2007           2006           2007            2006
                                 ------------   ------------   ------------    ------------
Basic EPS Computation:
Numerator ....................   $    809,264   $    611,284   $   (191,655)   $  1,447,655
Denominator:
Weighted average common shares
outstanding ..................     30,543,763     30,543,763     30,543,763      30,378,715
                                 ------------   ------------   ------------    ------------

Basic EPS ....................   $       0.03   $       0.02   $      (0.01)   $       0.05
                                 ============   ============   ============    ============

Diluted EPS Computation:
Numerator ....................   $    809,264   $    611,284   $   (191,655)   $  1,447,655
Denominator:
Weighted average common share
outstanding ..................     30,543,763     30,543,763     30,543,763      30,378,715
options ......................            112            657           --               125
                                 ------------   ------------   ------------    ------------

Total shares .................     30,543,875     30,544,420     30,543,763      30,378,840
                                 ------------   ------------   ------------    ------------

Diluted EPS ..................   $       0.03   $       0.02   $      (0.01)   $       0.05
                                 ============   ============   ============    ============

         Only 112 shares and 657 shares of outstanding options were included in the computation of income per share in the three months ended June 30, 2007 and 2006, respectively, as the exercise prices of the remaining shares were greater than the average market price for the three months ended June 30, 2007 and 2006. Only 125 shares of outstanding options were included in the computation of income per share in the six months ended June 30, 2006, as the exercise prices of the remaining shares were greater than the average market price for the six months ended June 30, 2006. All options were excluded from the computation of net loss per share in the six months ended June 30, 2007 as the impact would be anti-

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

dilutive. All warrants were excluded from the computation of net income (loss) per share in the three months and six months ended June 30, 2007 and 2006, as the exercise prices of the warrants were greater than the average market price for the three months and six months ended June 30, 2007 and 2006. The following table presents potentially dilutive securities that were not included in the computation of income (loss) per share:

                                                         AS OF JUNE 30,
                                               ---------------------------------
                                                  2007                   2006
                                               ----------             ----------
Options ..........................              8,299,659              7,694,034
Warrants .........................              5,931,732              5,931,732
                                               ----------             ----------
Total ............................             14,231,391             13,625,766
                                               ==========             ==========

14.      RELATED PARTY TRANSACTIONS

         As of June 30, 2007, related party affiliates were indebted to us in the amounts of $12.2 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2007 was approximately $2,087,000. At June 30, 2007, the entire balance due from Mr. Guez totaling $2.1 million has been shown as reductions to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $81,000 and $87,000 for the six months ended June 30, 2007 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $162,000 and $132,000 for the six months ended June 30, 2007 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         Azteca Production International, Inc. ("Azteca") is a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer. We purchased $499,000 and $0 of finished goods, fabric and service from Azteca and its affiliates in the six months ended June 30, 2007 and 2006, respectively. Our total sales of fabric and service to Azteca in the six months ended June 30, 2007 and 2006 were $0 and $9,000, respectively.

         At June 30, 2007, Messrs. Guez and Kay beneficially owned 488,400 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing approximately 8.0% of Tag-It's common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. We purchased $140,000 and $202,000 of trim from Tag-It in the six months ended June 30, 2007 and 2006, respectively. Our sales of garment accessories to Tag-It were $76,000 and $0 in the six months ended June 30, 2007 and 2006, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2007 were $6.9 million. Net amount due from these related parties as of June 30, 2007 and December 31, 2006 was $8.1 million and $7.5 million, respectively.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. As of September 30,

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payments under the notes receivable and believe the remaining $14 million balance at June 30, 2007 is realizable. See Note 6 of the "Notes to Consolidated Financial Statements".

         Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric from Acabados y Terminados in the six months ended June 30, 2007 and 2006. Net amount due from these parties as of June 30, 2007 was $159,000.

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We paid $563,000 and $538,000 in rent in the six months ended June 30, 2007 and 2006, respectively, for office and warehouse facilities. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

         On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $150,000 and $50,000 in rental income from this sublease in the six months ended June 30, 2007 and 2006, respectively.

         At June 30, 2007, we had various employee receivables totaling $235,000 included in due from related parties.

         We believe that each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

15.      COMMITMENTS AND CONTINGENCIES

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. At June 30, 2007, the total commitment on royalties remaining on the term was $8.0 million.

         On October 17, 2004, Private Brands, Inc. entered into an agreement with J.S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005, Camuto Consulting Group replaced J.S. Brand Management as the master licensor. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands. We are presently in litigation with the licensor. See
Note 17 of the "Notes to Consolidated Financial Statements". The licensor has refused to accept payments and maintains that the agreement has been terminated. There have been no sales of new products since the licensor started refusing to approve products for manufacture and sale. If we are successful in the lawsuit against the licensor, then we expect to be able to reduce or eliminate these payment obligations as an offset to damages sustained by us. If we do not succeed in our claims, we believe we will likely not be required to make the entire guaranteed payments contemplated under the agreement. As a result, in 2006 and in the first six months of 2007, we did not accrue for the payments of minimum royalty, sales royalty and advertising commitment of $3.6 million pursuant to the agreement.

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

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric in the six months ended June 30, 2007 and 2006.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2007 were $6.9 million.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

16.      OPERATIONS BY GEOGRAPHIC AREAS

         Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into two geographic regions: the United States and Asia. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. Information about our operations in the United States and Asia is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                                        ADJUSTMENTS
                                                                            AND
                                    UNITED STATES         ASIA          ELIMINATIONS           TOTAL
                                   ---------------   ---------------   ---------------    ---------------
THREE MONTHS ENDED JUNE 30, 2007
Sales ..........................   $    55,694,000   $     4,407,000   $          --      $    60,101,000
Inter-company sales ............              --          36,579,000       (36,579,000)              --
                                   ---------------   ---------------   ---------------    ---------------
Total revenue ..................   $    55,694,000   $    40,986,000   $   (36,579,000)   $    60,101,000
                                   ===============   ===============   ===============    ===============

Income from operations .........   $       774,000   $     1,755,000   $          --      $     2,529,000
                                   ===============   ===============   ===============    ===============
Interest income ................   $        41,000   $         2,000   $          --      $        43,000
                                   ===============   ===============   ===============    ===============
Interest expense ...............   $     1,173,000   $        47,000   $          --      $     1,220,000
                                   ===============   ===============   ===============    ===============
Provision for depreciation
 and amortization ..............   $       564,000   $        39,000   $          --      $       603,000
                                   ===============   ===============   ===============    ===============
Capital expenditures ...........   $        49,000   $       135,000   $          --      $       184,000
                                   ===============   ===============   ===============    ===============


THREE MONTHS ENDED JUNE 30, 2006
Sales ..........................   $    58,783,000   $       300,000   $          --      $    59,083,000
Inter-company sales ............              --          31,573,000       (31,573,000)              --
                                   ---------------   ---------------   ---------------    ---------------
Total revenue ..................   $    58,783,000   $    31,873,000   $   (31,573,000)   $    59,083,000
                                   ===============   ===============   ===============    ===============

Income from operations .........   $     1,462,000   $     1,147,000   $          --      $     2,609,000
                                   ===============   ===============   ===============    ===============
Interest income (1) ............   $       480,000   $         1,000   $          --      $       481,000
                                   ===============   ===============   ===============    ===============
Interest expense ...............   $     1,876,000   $        70,000   $          --      $     1,946,000
                                   ===============   ===============   ===============    ===============
Provision for depreciation
 and amortization ..............   $     1,382,000   $        27,000   $          --      $     1,409,000
                                   ===============   ===============   ===============    ===============
Capital expenditures ...........   $        23,000   $        18,000   $          --      $        41,000
                                   ===============   ===============   ===============    ===============


SIX MONTHS ENDED JUNE 30, 2007
Sales ..........................   $   107,791,000   $     8,416,000   $          --      $   116,207,000
Inter-company sales ............              --          60,815,000       (60,815,000)              --
                                   ---------------   ---------------   ---------------    ---------------
Total revenue ..................   $   107,791,000   $    69,231,000   $   (60,815,000)   $   116,207,000
                                   ===============   ===============   ===============    ===============

Income from operations .........   $       220,000   $     2,372,000   $          --      $     2,592,000
                                   ===============   ===============   ===============    ===============
Interest income ................   $        86,000   $         2,000   $          --      $        88,000
                                   ===============   ===============   ===============    ===============
Interest expense ...............   $     2,473,000   $        90,000   $          --      $     2,563,000
                                   ===============   ===============   ===============    ===============
Provision for depreciation
 and amortization ..............   $     1,126,000   $        62,000   $          --      $     1,188,000
                                   ===============   ===============   ===============    ===============
Capital expenditures ...........   $       114,000   $       158,000   $          --      $       272,000
                                   ===============   ===============   ===============    ===============

Total assets (2) ...............   $    88,543,000   $   126,168,000   $  (110,404,000)   $   104,307,000
                                   ===============   ===============   ===============    ===============


SIX MONTHS ENDED JUNE 30, 2006
Sales ..........................   $   119,363,000   $       981,000   $          --      $   120,344,000
Inter-company sales ............              --          60,924,000       (60,924,000)              --
                                   ---------------   ---------------   ---------------    ---------------
Total revenue ..................   $   119,363,000   $    61,905,000   $   (60,924,000)   $   120,344,000
                                   ===============   ===============   ===============    ===============

Income from operations .........   $     1,944,000   $     2,311,000   $          --      $     4,255,000
                                   ===============   ===============   ===============    ===============
Interest income (3) ............   $       965,000   $         1,000   $          --      $       966,000
                                   ===============   ===============   ===============    ===============
Interest expense ...............   $     3,006,000   $       128,000   $          --      $     3,134,000
                                   ===============   ===============   ===============    ===============
Provision for depreciation
 and amortization ..............   $     1,728,000   $        54,000   $          --      $     1,782,000
                                   ===============   ===============   ===============    ===============
Capital expenditures ...........   $        32,000   $        31,000   $          --      $        63,000
                                   ===============   ===============   ===============    ===============

Total assets (4) ...............   $   136,573,000   $   115,445,000   $  (106,822,000)   $   145,196,000
                                   ===============   ===============   ===============    ===============

(1) Interest income in the U.S. included $432,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes are recorded in Luxembourg.

(2) Total assets in the U.S. included $15,973,000 from Luxembourg and $7,720,000 from Mexico.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(3) Interest income in the U.S. included $873,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes are recorded in Luxembourg.

(4) Total assets in the U.S. included $41,586,000 from Luxembourg and $8,528,000 from Mexico.

17.      LITIGATION

JESSICA SIMPSON & CAMUTO CONSULTING GROUP

          On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands, as well as fraud against Camuto Consulting. The complaint was amended to add Vincent Camuto as a defendant and includes nine causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, a claim against Vincent Camuto individually for fraudulent inducement, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the license between those defendants and Camuto Consulting. On or about October 30, 2006, Camuto Consulting, VCJS and Vincent Camuto served their answer to the amended complaint, which included a counterclaim against us for breach of the sublicense agreement and alleged damages of no less than $100 million. With You, Inc. and Jessica Simpson also filed counterclaims against us alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. By Order filed January 17, 2007, the Court granted the motion of With You, Inc. and Ms. Simpson to discontinue all of Ms. Simpson's counterclaims, and her personal counterclaims were dismissed with prejudice. With You, Inc.'s counterclaims remain. Ms. Simpson and With You, Inc. appealed the trial Court's ruling denying their motion to dismiss the claim against them. The trial Court's determination was affirmed on appeal in a decision dated May 31, 2007. Accordingly, our claim against With You, Inc. and Ms. Simpson remains. On or about February 27, 2007, we served a motion seeking dismissal of two of With You, Inc.'s counterclaims. With You, Inc. did not oppose the motion and by Order dated March 22, 2007, the Court granted our motion, dismissing two of With You, Inc.'s counterclaims. On July 5, 2007, the trial Court denied a motion filed in December 2006 by Camuto Consulting, VCJS and Vincent Camuto to dismiss our claims for declaratory judgment seeking a declaration that the sublicense is exclusive and remains in full force and effect and those aspects of our claims that seek specific performance. Discovery in the matter has been underway since May 2006. We intend to continue vigorously to pursue this action and defend the counterclaims.

BAZAK INTERNATIONAL CORPORATION

         Shortly before May 2004, Bazak International Corp. commenced an action against us in the New York County Supreme Court claiming that we breached an oral contract to sell a quantity of close-out goods, as a consequence of which Bazak was damaged to the extent of $1.3 million. Bazak International Corp. claimed that our liability exists under a theory of breach of contract or unjust enrichment. A non-jury trial was held in the United States District Court for the Southern District of New York beginning on November 27, 2006 and ending on February 1, 2007. On June 12, 2007, the Court dismissed the case against us.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

18.      SUBSEQUENT EVENTS

         On July 19, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l. entered into an amendment to a letter agreement dated March 21, 2007, with Solticio, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V., and Acabados y Cortes Textiles, S.A. de C.V., and Tavex Algodonera, S.A. Pursuant to the original letter agreement, Tavex obtained the right and option to pay to Tarrant Luxembourg an aggregate of U.S. $20 million in cash and promissory notes, in full satisfaction of all indebtedness owed to Tarrant Luxembourg from the Sellers, whereupon Tarrant Luxembourg would, among other things, release all liens it has on certain property owned by the Sellers' in Mexico. The amendment:

         (i) extended the period during which Tavex may exercise the option from July 19, 2007 until September 1, 2007;

         (ii) amended the consideration to be paid by Tavex to Tarrant Luxembourg upon exercise of the option to U.S. $17,750,000 payable in cash concurrently upon exercise of the option; and

         (iii) Amended Tarrant Luxembourg's obligation to purchase fabric from Tavex following exercise of the option, reducing the purchase commitment to U.S. $1,250,000 in denim fabric that must be purchased prior to the end of fiscal 2007, and requiring Tarrant Luxembourg to deliver an irrevocable letter of credit for the full purchase price.

         See Note 6 of the "Notes to Consolidated Financial Statements" for more information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the quarterly periods and year to date ended June 30, 2007 and 2006. Except for historical information, the matters discussed in this management's discussion and analysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Item 1A. Risk Factors" in Part II of this Form 10-Q.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy's Merchandising Group, Kohl's, New York & Co., Mervyn's, Mothers Work, Chico's, Wal-Mart, Charlotte Russe, the Avenue, Lane Bryant, Sears, and J.C. Penney. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts and other tops and jackets. Our private brands include American Rag CIE and Alain Weiz.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first six months of 2007 were $96.1 million compared to $89.7 million in the first six months of 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first six months of 2007 were $20.1 million compared to $30.6 million in the first six months of 2006. At June 30, 2007, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag CIE brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag CIE branded apparel totaled $19.8 million in the first six months of 2007 compared to $15.5 million in the first six months of 2006.

         o ALAIN WEIZ: We have previously sold Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $3.2 million in the first six months of 2006. From January 1, 2007, we may sell our licensed brand "Alain Weiz" to specialty stores and department stores. There were no sales in the first six months of 2007.

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

         On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to the purchase agreement mutually agreed to terminate the purchase agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the purchase agreement, and the parties have released each other from any claims arising under or related to the purchase agreement. We received $4,750,000 in April 2007. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in the acquisition process were recorded as terminated acquisition expenses in the first quarter of 2007.

NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. ("Solticio"), and Acabados y Cortes Textiles, S.A. de C.V. ("Acotex"), issued us unsecured promissory notes of $3,910,000 that mature on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. The secured notes are secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of
approximately  $14  million.   We  believe  there  was  no  significant   change
subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payment of all amounts under the notes receivable and believe the remaining $14 million balance at June 30, 2007 is realizable.

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V., and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. On July 19, 2007, the parties amended the letter agreement.

         Pursuant to the agreement, as amended, Tavex has the right and option (but not an obligation), at any time on or prior to September 1, 2007, to pay to Tarrant Luxembourg an aggregate of U.S. $17.75 million in cash, whereupon, among other things:

         o Tarrant Luxembourg will terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes;

         o Tarrant Luxembourg and the Sellers will terminate all other executory obligations among the parties, including any obligation of ours to purchase fabric from Solticio and Acotex; and

         o Tarrant Luxembourg would agree to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg would deliver a irrevocable letter of credit for the full purchase price.

         Tavex is not obligated to exercise the option and the terms and conditions of the letter could change prior to the expiration period. During the option period, we agreed that we would not seek to enforce the Solticio and Acotex promissory notes, including by taking action with respect to the collateral, nor would we enter into any agreement with a third party that would adversely affect Tavex's rights under the agreement.

         The Sellers also agreed during the option period, to work exclusively with Tavex in respect of the payment of the Solticio and Acotex promissory notes and the other transactions contemplated by the letter agreement, and not to enter into any agreement with any person other than Tavex with respect to the payment and/or assignment of the Solticio and Acotex promissory notes and the transactions contemplated by the agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to allowance for returns, discounts and bad debts, inventory, notes receivable - related parties reserve, valuation of long-lived and intangible assets and goodwill, income taxes, stock options valuation, contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

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

         As of June 30, 2007, the balance in the allowance for returns, discounts and bad debts reserves was $1.9 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of June 30, 2007, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.5 million.

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an IRS audit for the years including 1996 through 2002 but are not being audited for state or non-U.S. income tax examinations for years open in those taxing jurisdictions.

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

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. As of June 30, 2007, the unrecognized tax benefits did not change from the date of adoption.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 1996 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 9 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of June 30, 2007, we were in violation of the EBITDA covenant and waivers of the defaults were obtained in August 2007 from our lenders.

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 11 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                              ----------------------------    -----------------------------
                                                  2007            2006            2007             2006
                                              ------------    ------------    ------------     ------------
Net sales .................................          100.0%          100.0%          100.0%           100.0%
Cost of sales .............................           79.1            78.6            78.6             79.1
                                              ------------    ------------    ------------     ------------
Gross profit ..............................           20.9            21.4            21.4             20.9
Selling and distribution expenses .........            5.6             4.7             5.8              4.8
General and administration expenses .......           10.4            11.7            11.0             11.1
Royalty expenses ..........................            0.7             0.6             0.7              1.5
Terminated acquisition expenses ...........           --              --               1.7             --
                                              ------------    ------------    ------------     ------------
Income from operations ....................            4.2             4.4             2.2              3.5
Interest expense ..........................           (2.0)           (3.3)           (2.2)            (2.6)
Interest Income ...........................            0.1             0.8             0.1              0.8
Interest in income of equity method
   investee ...............................            0.0             0.1             0.1              0.1
Other income ..............................            0.1             0.2             0.1              0.1
Adjustment to fair value of derivative ....           (0.0)           (0.4)            0.2             (0.2)
Other expense .............................           (0.0)           (0.7)           (0.0)            (0.3)
                                              ------------    ------------    ------------     ------------
Income before taxes .......................            2.4             1.1             0.5              1.4
Income taxes ..............................            1.1             0.1             0.7              0.2
Minority interest in consolidated
   subsidiary .............................            0.0             0.0             0.0              0.0
                                              ------------    ------------    ------------     ------------
Net income (loss) .........................            1.3%            1.0%           (0.2)%            1.2%
                                              ============    ============    ============     ============


SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

         Net sales increased by $1.0 million, or 1.7%, to $60.1 million in second quarter of 2007 from $59.1 million in the second quarter of 2006. Sales of private label in the second quarter of 2007 were $47.9 million compared to $47.6 million in the same period of 2006. Sales of private brands in the second quarter of 2007 were $12.2 million compared to $11.4 million in the same period of 2006 with the increase resulting primarily from increased sales of American Rag brand to Macy's Merchandising Group in the second quarter of 2007.

         Gross profit consists of net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $108,000 to $12.6 million in the second quarter of 2007 from $12.7 million in the second quarter of 2006. As a percentage of net sales, gross profit decreased from 21.4% in the second quarter of 2006 to 20.9% in the second quarter of 2007. The decrease in gross margin in the second quarter of 2007 was due primarily to a greater proportion of sales of lower margin products in the current period.

         Selling and distribution expenses increased by $554,000, or 19.8%, to $3.4 million in the second quarter of 2007 from $2.8 million in the second quarter of 2006. As a percentage of net sales, these expenses increased to 5.6% in the second quarter of 2007 from 4.7% in the second quarter of 2006. The increase in selling and distribution expenses was primarily due to overhead related to a new label and increased advertising expenses during the second quarter of 2007.

         General and administrative expenses decreased by $663,000, or 9.6%, to $6.2 million in the second quarter of 2007 from $6.9 million in the second quarter of 2006. As a percentage of net sales, these expenses decreased to 10.4% in the second quarter of 2007 from 11.7% in the second quarter of 2006. General and administrative expenses in the second quarter of 2006 included $284,000 of expenses of financing cost paid to the placement agent and the remaining value of the warrants to placement agent and $171,000 of prepayment penalty paid to the debenture holders as a result of the repayment of the debentures in June 2006, as compared to no such expense in second quarter of 2007.

         Royalty and marketing allowance expenses increased by $81,000, or 22.9%, to $434,000 in the second quarter of 2007 from $353,000 in the second quarter of 2006. The increase was primarily due to an increase in sales under American Rag brand in the second quarter of 2007. As a percentage of net sales, these expenses increased slightly to 0.7% in the second quarter of 2007 from 0.6% in the second quarter of 2006.

         Operating income in the second quarter of 2007 was $2.5 million, or 4.2% of net sales, compared to $2.6 million, or 4.4% of net sales, in the comparable period of 2006, because of the factors discussed above.

         Interest expense decreased by $726,000, or 37.3%, to $1.2 million in the second quarter of 2007 from $1.9 million in the second quarter of 2006. As a percentage of net sales, this expense decreased to 2.0% in the second quarter of 2007 from 3.3% in the second quarter of 2006. The decrease in interest expense was primarily due to expensing $711,000 in the second quarter of 2006 of debt discount related to the intrinsic value of the conversion option of debentures and the remaining value of the warrants issued to holders of debentures as a result of the repayment of the debentures in June 2006, compared to no such expenses in the second quarter of 2007. Interest income decreased by $438,000, or 91.1%, to $43,000 in the second quarter of 2007 from $481,000 in the second quarter of 2006. The decrease in interest income was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico in the second quarter of 2006, but no such income in the second quarter of 2007.

         Interest in income of equity method investee was $43,000 in the second quarter of 2007, compared to $63,000 in the second quarter of 2006. Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores. Other income was $65,000 in the second quarter of 2007, compared to $91,000 in the second quarter of 2006. Other expense was $9,000 in the second quarter of 2007, compared to $400,000 in the second quarter of 2006.

         Loss allocated to minority interest in the second quarter of 2007 was $1,000, representing the minority partner's share of losses in PBG7. Income allocated to minority interests in the second quarter of 2006 was $7,000.

FIRST SIX MONTHS OF 2007 COMPARED TO FIRST SIX MONTHS OF 2006

         Net sales decreased by $4.1 million, or 3.4%, to $116.2 million in the first six months of 2007 from $120.3 million in the first six months of 2006. Sales of private label in the first six months of 2007 were $96.1 million compared to $89.7 million in the same period of 2006, with the increase resulting primarily from increased sales to New York & Co and Seven Licensing, and partially offset by decreased sales to Kohl's in the first six months of 2007. Sales of private brands in the first six months of 2007 were $20.1 million compared to $30.6 million in the same period of 2006. The decline in private brands sales is the result of sales of Alain Weiz, Jessica Simpson and House of Dereon brands in the first six months of 2006, compared to no such sales in the first six months of 2007, and partially offset by an increase in sales of American Rag brand to Macy's Merchandising Group in the first six months of 2007.

         Gross profit consists of net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $280,000 to $24.9 million in the first six months of 2007 from $25.2 million in the first six months of 2006. The decrease in gross profit occurred primarily because of a decrease in sales. As a percentage of net sales, gross profit increased from 20.9% in the first six months of 2006 to 21.4% in the first six months of 2007. The increase in gross margin in the current period is primarily attributable to the absence of sales from the lower margin House of Dereon and Jessica Simpson brand apparel that were included in the first six months of 2006.

         Selling and distribution expenses increased by $1.1 million, or 18.6%, to $6.8 million in the first six months of 2007 from $5.7 million in the first six months of 2006. As a percentage of net sales, these expenses increased from 4.8% for the first six months of 2006 to 5.8% for the first six months of 2007. The increase in selling and distribution expenses was primarily due to overhead related to a new label and increased advertising expenses during the first six months of 2007.

         General and administrative expenses decreased by $636,000, or 4.8%, to $12.7 million in the first six months of 2007 from $13.4 million in the first six months of 2006. As a percentage of net sales, these expenses decreased to 11.0% in the first six months of 2007 from 11.1% in the first six months of 2006. General and administrative expenses in the first six months of 2006 included $284,000 of expenses of financing cost paid to the placement agent and the remaining value of the warrants to placement agent and $171,000 of prepayment penalty paid to the debenture holders as a result of the repayment of the debentures in June 2006, as compared to no such expenses in the first six months of 2007.

         Royalty and marketing allowance expenses decreased by $1.0 million, or 56.9%, to $791,000 in the first six months of 2007 from $1.8 million in the first six months of 2006. As a percentage of net sales, these expenses decreased to 0.7% in the first six months of 2007 from 1.5% in the first six months of 2006 due to royalties on sales under the licensed Jessica Simpson and Alain Weiz brands in the first six months of 2006, for which there were no such sales in the first six months of 2007.

         Terminated acquisition expenses in the first six months of 2007 were $2 million, or 1.7% of net sales, compared to no such expense in the first six months of 2006. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other due diligence fees incurred in connection with the proposed acquisition of The Buffalo Group, which transaction was mutually terminated on April 19, 2007.

         Operating income for the first six months of 2007 was $2.6 million, or 2.2% of net sales, compared to operating income of $4.3 million, or 3.5% of net sales, in the comparable prior period of 2006 as a result of the factors discussed above.

         Interest expense decreased by $571,000 or 18.2%, to $2.6 million in the first six months of 2007 from $3.1 million in the first six months of 2006. As a percentage of net sales, interest expense decreased to 2.2% in the first six months of 2007 from 2.6% in the first six months of 2006. The decrease was primarily due to expensing $711,000 in the six months of 2006 of debt discount related to the intrinsic value of the conversion option of debentures and the remaining value of the warrants issued to holders of debentures as a result of the repayment of the debentures in June 2006, but no such expense in the first six months of 2007. Interest income decreased by $878,000, or 90.9%, to $88,000 in the first six months of 2007 from $966,000 in the first six months of 2006. The decrease in interest income was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico in the first six months of 2006, but no such income in the first six months of 2007.

         Interest in income of equity method investee was $127,000 in the first six months of 2007, compared to $110,000 in the first six months of 2006. Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores. Other income was $152,000 in the first six months of 2007, compared to $124,000 in the first six months of 2006. Adjustment to fair value of derivative was $196,000 in the first six months of 2007, compared to $(218,000) in the first six months of 2006. Other expense was $11,000 in the first six months of 2007, compared to $400,000 in the first six months of 2006.

         Loss allocated to minority interest in the six months of 2007 was $1,000, representing the minority partner's share of losses in PBG7. Loss allocated to minority interest in the first six months of 2006 was $4,000.

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

         As of June 30, 2007, we had $964,000 in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This represented an increase of $59,000 or 6.6% compared to a total of $905,000 as of December 31, 2006.

         Cash flows for the six months ended June 30, 2007 and 2006 were as follows (dollars in thousands):

CASH FLOWS:                                                   2007        2006
                                                            -------     -------
Net cash provided by (used in) operating activities ....    $ 1,303     $(2,401)
Net cash provided by investing activities ..............    $ 3,859     $   703
Net cash provided by (used in) financing activities ....    $(5,103)    $ 1,748

         During the first six months of 2007,  net cash  provided  by  operating activities was $1.3 million, as compared to net cash used in operating activities of $2.4 million for the same period in 2006. Net cash provided by operating activities in the first six months of 2007 resulted primarily from a net loss of $192,000 and a decrease of accounts payable of $3.7 million offset by depreciation and amortization expense of $1.2 million and a $2.0 million due diligence fees expensed in connection with termination of our proposed acquisition of The Buffalo Group.

         During the first six months of 2007, net cash provided by investing activities was $3.9 million, as compared to net cash provided by investing activities of $703,000 for the same period in 2006. Net cash provided by investing activities in the first six months of 2007 resulted primarily from a return of $4.75 million of deposit offset by approximately $700,000 of due diligence fees incurred in connection with previously proposed acquisition of The Buffalo Group.

         During the first six months of 2007, net cash used in financing activities was $5.1 million, as compared to net cash provided by financing activities of $1.7 million for the same period in 2006. Net cash used in financing activities in the first six months of 2007 resulted primarily from pay down of $6.2 million of our long-term bank borrowings offset by $1.1 million net proceeds from our short-term bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2007 (in millions):

                                                            PAYMENTS DUE BY PERIOD
                                          ---------------------------------------------------------
                                                      Less than    Between     Between      After
CONTRACTUAL OBLIGATIONS                     Total       1 year    2-3 years   4-5 years    5 years
---------------------------------------   ---------   ---------   ---------   ---------   ---------
Long-term debt (1) ....................   $    36.3   $    16.3   $     3.7   $    16.3   $   --
Operating leases ......................         8.5         1.7         2.6         2.1         2.1
Minimum royalties (2) .................        14.1         6.9         2.0         2.7         2.5
Purchase commitment ...................        45.4        12.9        10.0        10.0        12.5
                                          ---------   ---------   ---------   ---------   ---------
Total Contractual Cash Obligations ....   $   104.3   $    37.8   $    18.3   $    31.1   $    17.1

(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of June 30, 2007, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $7.5 million.

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

         Since March 2003, DBS Bank (Hong Kong) Limited had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million at June 30, 2007) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman; and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9% per annum at June 30, 2007. As of June 30, 2007, $374,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.5% per annum at June 30, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.59% per annum at June 30, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2007. As of June 30, 2007, $13.9 million was outstanding under this facility. In addition, $7.8 million of open letters of credit were outstanding and $3.3 million was available for future borrowings as of June 30, 2007.

         On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance LLC by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with

GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss or (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we might borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at June 30, 2007. As of June 30, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on August 10, 2007. A total of $13.3 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2007.

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

         On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC, as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding, to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million will be available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans become due and payable in December 2010. Interest under this facility is payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility are secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness.

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF No. 00-19, "Accounting for Derivative Financial

Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. For the six months ended June 30, 2007, $604,000 was amortized.

         Durham Capital Corporation acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. For the six months ended June 30, 2007, $39,000 was amortized.

         The Guggenheim facility bore interest at 11.82% per annum at June 30, 2007. As of June 30, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on August 10, 2007. A total of $11.8 million, net of $3.7 million of debt discount, was outstanding under this facility at June 30, 2007.

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

         We had three equipment loans outstanding at June 30, 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007. The second loan bears interest at 6.15% payable in installments through 2007 and the third loan bears interest at 4.75% payable in installments through 2008. As of June 30, 2007, $24,000 was outstanding under the three remaining loans.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2007, $949,000 was outstanding under this facility and $704,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

RELATED PARTY TRANSACTIONS

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we leased office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $563,000 and $538,000 in rent in the six months ended June 30, 2007 and 2006, respectively, for office and warehouse facilities. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

         On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $150,000 and $50,000 in rental income from this sublease in the six months ended June 30, 2007 and 2006, respectively.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. We will continue to pursue payments under the notes receivable and believe the remaining $14 million balance at June 30, 2007 is realizable. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric from Acabados y Terminados in the six months ended June 30, 2007 and 2006. Net amount due from these parties as of June 30, 2007 was $159,000. See Note 6 of the "Notes to Consolidated Financial Statements".

         From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2007 was approximately $2,087,000. At June 30, 2007, the entire balance due from Mr. Guez totaling $2.1 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $81,000 and $87,000 for the six months ended June 30, 2007 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $162,000 and $132,000 for the six months ended June 30, 2007 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         Azteca Production International, Inc. is a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer. We purchased $499,000 and $0 of finished goods, fabric and service from Azteca and its affiliates in the six months ended June 30, 2007 and 2006, respectively. Our total sales of fabric and service to Azteca in the six months ended June 30, 2007 and 2006 were $0 and $9,000, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2007 were $6.9 million. Net amount due from these related parties as of June 30, 2007 and December 31, 2006 was $8.1 million and $7.5 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At June 30, 2007, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of June 30, 2007, we had $973,000 of fixed-rate borrowings and $42.7 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $0.4 million on our variable-rate borrowings.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2007, the end of the period covered by this report. Members of the our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN CONTROLS AND PROCEDURES

         During the second quarter ended June 30, 2007, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         At the end of 2008, our independent registered public accountants will be required to audit management's assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated. We have invested significant internal resources and time in the SOX 404 compliance process, and we believe that we are on schedule to comply with SOX 404.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands, as well as fraud against Camuto Consulting. The complaint was amended to add Vincent Camuto as a defendant and includes nine causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, a claim against Vincent Camuto individually for fraudulent inducement, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the license between those defendants and Camuto Consulting. On or about October 30, 2006, Camuto Consulting, VCJS and Vincent Camuto served their answer to the amended complaint, which included a counterclaim against us for breach of the sublicense agreement and alleged damages of no less than $100 million. With You, Inc. and Jessica Simpson also filed counterclaims against us alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. By Order filed January 17, 2007, the Court granted the motion of With You, Inc. and Ms. Simpson to discontinue all of Ms. Simpson's counterclaims, and her personal counterclaims were dismissed with prejudice. With You, Inc.'s counterclaims remain. Ms. Simpson and With You, Inc. appealed the trial Court's ruling denying their motion to dismiss the claim against them. The trial Court's determination was affirmed on appeal in a decision dated May 31, 2007. Accordingly, our claim against With You, Inc. and Ms. Simpson remains. On or about February 27, 2007, we served a motion seeking dismissal of two of With You, Inc.'s counterclaims. With You, Inc. did not oppose the motion and by Order dated March 22, 2007, the Court granted our motion, dismissing two of With You, Inc.'s counterclaims. On July 5, 2007, the trial Court denied a motion filed in December 2006 by Camuto Consulting, VCJS and Vincent Camuto to dismiss our claims for declaratory judgment seeking a declaration that the sublicense is exclusive and remains in full force and effect and those aspects of our claims that seek specific performance. Discovery in the matter has been underway since May 2006. We intend to continue vigorously to pursue this action and defend the counterclaims.

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

         Three customers accounted for approximately 45% of our net sales in first six months of 2007. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of August 10, 2007, our executive officers and directors and their affiliates owned approximately 43% of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33% and 8%, respectively, of our common stock at August 10, 2007. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 6.  EXHIBITS.

         Exhibit
         Number   Description
         -------  --------------------------------------------------------------
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

         10.19.2 Amendment No. 2 to Loan and Security Agreement, dated May 9, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource
                  (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc.

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


                                            TARRANT APPAREL GROUP

Date:    August 13, 2007                    By:  /s/  David Burke
                                                 -------------------------------
                                                 David Burke,
                                                 Chief Financial Officer


Date:    August 13, 2007                    By:  /s/ Gerard Guez
                                                 -------------------------------
                                                 Gerard Guez,
                                                 Interim Chief Executive Officer