Form 10-K/A
period 2005-12-31
TARRANT APPAREL GROUP
filed 2007-10-11
CIK 944948

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

                                EXPLANATORY NOTE

         We are filing this Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2005 (the "Amended Annual Report"), to amend our Annual Report on Form 10-K for the year ended December 31, 2005 originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006 and previously amended by our Annual Report on Form 10-K/A filed with the SEC on January 31, 2007 (as amended, the "Original Annual Report"). The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 31, 2006. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.



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

         (b)      Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
------------ -------------------------------------------------------------------
23.1         Consent of Singer Lewak Greenbaum & Goldstein LLP.

23.2         Consent of Grant Thornton LLP.

23.3         Consent of Singer Lewak Greenbaum & Goldstein LLP.

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

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE
                                                                            ----

Financial Statements

    Report of Independent Registered Public Accounting Firm, Singer
    Lewak Greenbaum & Goldstein LLP..........................................F-2

    Report of Independent Registered Public Accounting Firm, Grant
    Thornton LLP.............................................................F-3

    Consolidated Balance Sheets--December 31, 2004 and 2005..................F-4

    Consolidated Statements of Operations and Comprehensive Loss--
    Three year period ended December 31, 2005................................F-5

    Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 2005...........................................F-6

    Consolidated Statements of Cash Flows--Three year period ended
    December 31, 2005........................................................F-7

    Notes to Consolidated Financial Statements...............................F-8

Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts..........................F-41

    American Rag Combined Financial Statements for Year Ended
    December 31, 2005.......................................................F-42

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarrant Apparel Group and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Singer Lewak Greenbaum & Goldstein LLP
-------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California

March 15, 2006, except for Note 6,
as to which the date is October 3, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and
Shareholders of Tarrant Apparel Group

We have audited the accompanying consolidated balance sheet of Tarrant Apparel Group (a California corporation) and subsidiaries as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarrant Apparel Group as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Tarrant Apparel Group for each of the two years in the period ending December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/S/ GRANT THORNTON LLP
-----------------------------------
Grant Thornton LLP

Los Angeles, California
March 24, 2005, except for Note 19,
as to which the date is March 30, 2005, and
Note 13, as to which the date is May 31, 2005

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                            2004             2005
                                                                       -------------    -------------
                                ASSETS
Current assets:
  Cash and cash equivalents ........................................   $   1,214,944    $   1,641,768
  Accounts receivable, net .........................................      37,759,343       54,598,443
  Due from related parties .........................................      10,651,914        3,100,928
  Inventory ........................................................      19,144,105       31,628,960
  Current portion of note receivable from related party ............       5,323,733        5,139,387
  Prepaid expenses .................................................       1,251,684        1,292,441
  Prepaid royalties ................................................       2,257,985        1,123,531
  Income taxes receivable ..........................................         144,796           25,468
                                                                       -------------    -------------

    Total current assets ...........................................      77,748,504       98,550,926

  Property and equipment, net ......................................       1,874,893        1,702,840
  Notes receivable - related party, net of current portion .........      40,107,337       36,268,446
  Due from related parties .........................................            --          2,994,945
  Equity method investment .........................................       1,880,281        2,138,865
  Deferred financing cost, net .....................................       1,203,259          838,786
  Other assets .....................................................         414,161          164,564
  Goodwill, net ....................................................       8,582,845        8,582,845
                                                                       -------------    -------------

    Total assets ...................................................   $ 131,811,280    $ 151,242,217
                                                                       =============    =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings .......................................   $  17,951,157    $  13,833,532
  Accounts payable .................................................      24,394,553       33,278,959
  Accrued expenses .................................................      11,243,179        9,503,806
  Income taxes .....................................................      16,826,383       16,828,538
  Current portion of long-term obligations and factoring arrangement      19,628,701       36,109,699
                                                                       -------------    -------------

    Total current liabilities ......................................      90,043,973      109,554,534

Long-term obligations ..............................................       2,544,546          239,935
Convertible debentures, net ........................................       8,330,483        5,965,098
Deferred tax liabilities ...........................................         213,784           47,098

Minority interest in PBG7 ..........................................            --             75,241

Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized;
   no shares (2004) and no shares (2005) issued and outstanding ....            --               --
Common stock, no par value, 100,000,000 shares authorized;
   28,814,763 shares (2004) and 30,553,763 shares (2005) issued and
   outstanding .....................................................     111,515,091      114,977,465
Warrant to purchase common stock ...................................       2,846,833        2,846,833
Contributed capital ................................................       9,965,591       10,004,331
Accumulated deficit ................................................     (91,182,959)     (90,189,615)
Notes receivable from officer/shareholder ..........................      (2,466,062)      (2,278,703)
                                                                       -------------    -------------

    Total shareholders' equity .....................................      30,678,494       35,360,311
                                                                       -------------    -------------

    Total liabilities and shareholders' equity .....................   $ 131,811,280    $ 151,242,217
                                                                       =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                      2003              2004            2005
                                                 -------------    --------------   -------------
Net sales ....................................   $ 320,422,850    $ 155,452,663    $ 214,648,218
Cost of sales ................................     288,445,173      134,492,460      169,767,051
                                                 -------------    -------------    -------------

Gross profit .................................      31,977,677       20,960,203       44,881,167
Selling and distribution expenses ............      11,329,414        9,290,819       10,726,425
General and administrative expenses ..........      31,767,122       32,083,637       26,864,789
Write-off of prepaid expenses ................       2,771,989             --               --
Royalty expense ..............................         242,426          604,888        3,664,454
Impairment charges ...........................      19,504,521       77,982,034             --
Cumulative translation loss attributable to
   liquidated Mexico operations ..............            --         22,786,125             --
                                                 -------------    -------------    -------------

Income (loss) from operations ................     (33,637,795)    (121,787,300)       3,625,499
Interest expense .............................      (5,602,556)      (2,857,096)      (4,624,590)
Interest income ..............................         424,518          377,587        2,081,456
Minority interest ............................       3,461,243       15,331,171          (75,241)
Interest in income of equity method investee..            --            769,706          559,634
Other income .................................       4,784,479        6,366,637          354,347
Other expense ................................      (1,182,920)        (529,257)            (580)
                                                 -------------    -------------    -------------
Income (loss) before provision for income
  taxes ......................................     (31,753,031)    (102,328,552)       1,920,525
Provision for income taxes ...................       4,131,629        2,348,119          927,181
                                                 -------------    -------------    -------------

Net income (loss) ............................   $ (35,884,660)   $(104,676,671)   $     993,344
                                                 =============    =============    =============

Net income (loss) per share - Basic (as
  restated, see Note 13): ....................   $       (2.38)   $       (3.64)   $        0.03
                                                 =============    =============    =============

Net income (loss) per share - Diluted (as
  restated, see Note 13) .....................   $       (2.38)   $       (3.64)   $        0.03
                                                 =============    =============    =============

Weighted average common and common equivalent
  shares outstanding:
  Basic ......................................      18,215,071       28,732,796       29,728,997
                                                 =============    =============    =============

  Diluted ....................................      18,215,071       28,732,796       29,734,291
                                                 =============    =============    =============

Net income (loss) ............................   $ (35,884,660)   $(104,676,671)   $     993,344
Foreign currency translation adjustment ......      (9,945,727)            --               --
                                                 -------------    -------------    -------------
Total comprehensive income (loss) ............   $ (45,830,387)   $(104,676,671)   $     993,344
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
                                                 =============   =============    =============    =============    =============


                             See accompanying notes

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                      2003             2004              2005
                                                                  ------------      -----------      ------------
Operating activities:
Net Income (loss) ...........................................   $ (35,884,660)   $(104,676,671)   $     993,344
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Deferred taxes ...........................................        (132,622)         (61,345)        (166,686)
   Depreciation and amortization ............................      16,097,595        8,337,946        2,126,585
   Receipt of merchandise in lieu of interest on notes
     receivable, related party ..............................            --               --         (1,742,540)
   Impairment charges .......................................      22,276,510       77,982,034             --
   Cumulative transaction loss attributable to the liquidated
     Mexico operations ......................................            --         22,786,125             --
   Inventory write-down .....................................      10,986,153             --               --
   Prepaid royalties write-off ..............................            --               --          1,165,970
   Income from equity method investment .....................            --           (769,706)        (559,634)
   Loss (gain) on sale of fixed assets ......................         593,626          (15,272)        (124,041)
   Unrealized (gain) loss on foreign currency ...............         560,602         (367,262)            --
   Minority interest ........................................      (3,218,069)     (15,331,171)          75,241
   Gain on legal settlement .................................        (235,785)            --               --
   Compensation expense related to stock options ............          71,572          161,038           38,740
   Change in the provision for returns and discounts ........        (324,387)      (1,747,060)         (78,060)
   Changes in operating assets and liabilities:
      Restricted cash .......................................      (2,759,742)       2,759,742             --
      Accounts receivable ...................................       7,856,700       21,224,454      (16,761,040)
      Due to/from related parties ...........................     (14,801,324)        (122,389)       2,702,047
      Inventory .............................................       9,626,509        4,162,158       (8,503,086)
      Prepaid expenses ......................................         590,046       (1,860,955)          47,055
      Other assets ..........................................         450,782             --               --
      Accounts payable ......................................      (4,207,552)         687,758        9,248,667
      Accrued expenses and income tax payable ...............       2,388,976         (981,196)      (1,362,218)
                                                                -------------    -------------    -------------

   Net cash (used in) provided by operating activities ......       9,934,930       12,168,228      (12,899,656)

Investing activities:
Purchase of fixed assets ....................................        (368,113)        (111,836)        (559,081)
Proceeds from sale of fixed assets ..........................         209,788        1,219,904          130,552
Investment in equity investment method ......................      (1,434,375)        (137,000)            --
Distribution from equity investment method ..................            --            460,800          301,050
Collection on notes receivable, related party ...............            --               --          1,194,722
Investment in joint venture .................................            --           (211,963)            --
Collection of advances from shareholders/officers ...........          88,723           30,366        2,487,360
                                                                -------------    -------------    -------------

   Net cash provided by (used in) investing activities ......      (1,503,977)       1,250,271        3,554,603

Financing activities:
Short-term bank borrowings, net .............................        (161,194)     (11,342,166)      (4,117,625)
Proceeds from long-term obligations .........................     239,280,109      129,667,084      218,367,495
Payment of financing costs ..................................            --         (1,124,668)            --
Payment of long-term obligations and bank borrowings ........    (275,640,677)    (146,375,987)    (204,477,993)
Repayments of borrowings from shareholders/officers .........        (486,379)            --               --
Proceeds from issuance of preferred stock and warrant .......      31,024,774        3,623,665             --
Proceeds from convertible debentures, net ...................            --         10,000,000             --
Repurchase of shares ........................................        (311,427)            --               --
                                                                -------------    -------------    -------------

   Net cash provided by (used in) financing activities ......      (6,294,794)     (15,552,072)       9,771,877

Effect of exchange rate on cash .............................        (204,677)          28,553             --
                                                                -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents ............       1,931,482       (2,105,020)         426,824
Cash and cash equivalents at beginning of year ..............       1,388,482        3,319,964        1,214,944
                                                                -------------    -------------    -------------

Cash and cash equivalents at end of year ....................   $   3,319,964    $   1,214,944    $   1,641,768
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

NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic loss per share and diluted loss per share is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                    2003             2004             2005
                                               -------------    -------------    -------------
Basic EPS Computation:
Numerator:
Reported net income (loss) .................   $ (35,884,660)   $(104,676,671)   $     993,344
Dividend to the preferred stockholders .....      (7,494,722)            --               --
                                               -------------    -------------    -------------
Net income (loss) available to common
  stockholders .............................   $ (43,379,382)   $(104,676,671)   $     993,344

Denominator:
Weighted average common shares outstanding..      18,215,071       28,732,796       29,728,997

Basic EPS ..................................   $       (2.38)   $       (3.64)   $        0.03
                                               =============    =============    =============

Diluted EPS Computation:
Numerator:
Reported net income (loss) .................   $ (35,884,660)   $(104,676,671)   $     993,344
Dividend to the preferred stockholders .....      (7,494,722)            --               --
                                               -------------    -------------    -------------
Net income (loss) available to common
  stockholders .............................   $ (43,379,382)   $(104,676,671)   $     993,344

Denominator:
Weighted average common shares outstanding..      18,215,071       28,732,796       29,728,997
Incremental shares from assumed exercise of
warrants ...................................            --               --               --
convertible debentures .....................            --               --               --
options ....................................            --               --              5,294
                                               -------------    -------------    -------------
Total shares ...............................      18,215,071       28,732,796       29,734,291

Diluted EPS ................................   $       (2.38)   $       (3.64)   $        0.03
                                               =============    =============    =============


The  following   potentially  dilutive  securities  were  not  included  in  the computation of loss per share, because to do so would have been anti-dilutive:

                                         2003            2004            2005
                                      ----------      ----------      ----------

Options ........................       8,926,087       8,331,962       6,727,756
Warrants .......................         881,732       2,361,732       2,361,732
Convertible debentures .........            --         5,000,000       3,456,313
                                      ----------      ----------      ----------
   Total .......................       9,807,819      15,693,694      12,545,801


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

                                                         PERCENTAGE OF NET SALES
                                                        ------------------------
CUSTOMER                                                 2003     2004     2005
-----------------------------------------------------   ------   ------   ------
Kohl's ..............................................      6.6     16.4     13.5
Macy's Merchandising Group ..........................      5.2     10.3     13.4
Mervyn's ............................................      5.9     15.4     11.2
Wal-Mart ............................................      8.7      5.9     11.1
Lerner New York .....................................      8.3     15.0      8.6
Lane Bryant .........................................     12.1      2.0      4.9
The Limited (1) .....................................     15.3      4.6      0.0
----------
(1) Includes Express and Limited stores.

We maintain demand deposits with several major banks. At times, cash balances may be in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the financial statements include allowance for returns, discounts and bad debts, inventory, valuation of long-lived and intangible assets and goodwill, and tax provision. Actual results could differ from those estimates.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                      2003             2004              2005
                                                --------------    --------------    --------------
Net income (loss) as reported ...............   $  (35,884,660)   $ (104,676,671)   $      993,344
Add stock-based employee compensation charges
reported in net loss ........................   $       71,572    $      161,038    $       38,740
Pro forma compensation expense, net of tax ..   $   (4,115,263)   $   (3,852,990)   $   (4,298,193)
                                                --------------    --------------    --------------
Pro forma net loss ..........................   $  (39,928,351)   $ (108,368,623)   $   (3,266,109)

Net income (loss) per share
Basic (as restated, see Note 13) ............   $        (2.38)   $        (3.64)   $         0.03
Add stock-based employee compensation charges
   reported in net loss
Basic .......................................   $         0.00    $         0.01    $         0.00
Pro forma compensation expense per share
Basic .......................................   $        (0.22)   $        (0.14)   $        (0.14)
                                                --------------    --------------    --------------
Pro forma loss per share
Basic (as restated, see Note 13) ............   $        (2.60)   $        (3.77)   $        (0.11)

Net income (loss) per share
Diluted (as restated, see Note 13) ..........   $        (2.38)   $        (3.64)   $         0.03
Add stock-based employee compensation charges
   reported in net loss
Diluted .....................................   $         0.00    $         0.01    $         0.00
Pro forma compensation expense per share
Diluted .....................................   $        (0.22)   $        (0.14)   $        (0.14)
                                                --------------    --------------    --------------
Pro forma loss per share
Diluted (as restated, see Note 13) ..........   $        (2.60)   $        (3.77)   $        (0.11)


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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

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
                                                     ===========     ===========

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           DECEMBER 31,
                                                   ----------------------------
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

Included in the $41.4 million notes receivable - related party on the accompanying balance sheet as of December 31, 2005 was $1,317,000 of Mexico valued added taxes on the real property component of this transaction. The future maturities of the note receivable from the purchasers, including the Mexican value added tax to be paid by the purchasers, is as follows:


     YEAR ENDING DECEMBER 31,                                   AMOUNT
     -------------------------------------------------       ------------
     2006.............................................       $  5,139,387
     2007.............................................          4,866,963
     2008.............................................          3,835,953
     2009.............................................          3,898,575
     2010.............................................          4,077,855
     2011 and after...................................         19,589,100
                                                             ------------
     Total............................................       $ 41,407,833

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

The summarized combined financial information for American Rag for the year ended December 31, 2005 was as follows:

                    BALANCE SHEET
                       Current assets ........   $ 1,889,389
                       Non-current assets ....       545,388
                           TOTAL ASSETS ......     2,434,777
                       Current liabilities ...       641,350
                       Non-current liabilities        83,615
                           TOTAL LIABILITIES .   $   724,965

                    STATEMENT OF INCOME
                       Net sales .............   $10,125,563
                       Gross profit ..........     5,092,708
                       Income from operations        585,481
                       Net income ............   $ 1,152,431

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

                                                REPORTING UNITS
                                                FR TCL - CHAZZZ
                                                 & MGI DIVISION
                                                ---------------

                  Balance as of January 1, 2004 .   $8,582,845
                  Activities for the year .......         --
                                                    ----------
                  Balance as of December 31, 2004   $8,582,845
                  Activities for the year .......         --
                                                    ----------
                  Balance as of December 31, 2005   $8,582,845
                                                    ==========


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

8.       DEBT

Debt consists of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      2004            2005
                                                                  ------------    ------------
Short-term bank borrowings:
  Import trade bills payable - UPS, DBS Bank and Aurora Capital   $  3,902,714    $  4,165,306
  Bank direct acceptances - UPS and DBS Bank ..................     10,447,855       1,471,476
  Other Hong Kong credit facilities - UPS and DBS Bank ........      3,600,588       8,196,750
                                                                  ------------    ------------
                                                                  $ 17,951,157    $ 13,833,532
                                                                  ============    ============
Long-term debt:
  Vendor financing ............................................   $    135,145    $       --
  Equipment financing .........................................         78,038          83,206
  Term loan - UPS .............................................      5,000,000       2,708,333
  Debt facility - GMAC ........................................     16,960,064      33,558,095
                                                                  ------------    ------------
                                                                    22,173,247      36,349,634
  Less current portion ........................................    (19,628,701)    (36,109,699)
                                                                  ------------    ------------
                                                                  $  2,544,546    $    239,935
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

10.      INCOME TAXES

The provision (credit) for domestic and foreign income taxes is as follows:

                                            YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                  2003               2004               2005
                              -----------        -----------        -----------
Current:
  Federal .............       $ 2,400,000        $ 1,000,000        $      --
  State ...............          (241,948)             8,511              2,425
  Foreign .............         2,106,199          1,400,953          1,091,442
                              -----------        -----------        -----------
                                4,264,251          2,409,464          1,093,867
Deferred:
  Federal .............              --                 --                 --
  State ...............              --                 --                 --
  Foreign .............          (132,622)           (61,345)          (166,686)
                              -----------        -----------        -----------
                                 (132,622)           (61,345)          (166,686)
                              -----------        -----------        -----------

    Total .............       $ 4,131,629        $ 2,348,119        $   927,181
                              ===========        ===========        ===========


The source of loss before the provision for taxes and cumulative effect of accounting change is as follows:

                                           YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                 2003               2004               2005
                            -------------      -------------      -------------

Federal ...............     $ (18,609,818)     $ (14,271,441)     $  (4,481,879)
Foreign ...............       (13,143,213)       (88,057,111)         6,402,404
                            -------------      -------------      -------------

         Total ........     $ (31,753,031)     $(102,328,552)     $   1,920,525
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
                                                ============    ============    ============

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2004            2005
                                                          ------------    ------------
Deferred tax assets:
   Provision for doubtful accounts and unissued credits   $    433,261    $    117,979
   Provision for other reserves .......................      1,533,620       2,874,377
   Domestic and foreign loss carry forwards and foreign
      tax credits .....................................      9,789,485      11,162,380
      Goodwill impairment .............................      2,719,294       2,138,984
                                                          ------------    ------------
      Total deferred tax assets .......................     14,475,660      16,293,720

Deferred tax liabilities:
   Other ..............................................       (213,784)        (47,098)
                                                          ------------    ------------
                                                              (213,784)        (47,098)
Valuation allowance for deferred tax assets ...........    (14,475,660)    (16,293,720)
                                                          ------------    ------------

Net deferred tax liabilities ..........................   $   (213,784)   $    (47,098)
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

     2006...................................................      $ 1,188,000
     2007...................................................          710,000
     2008...................................................          585,000
     2009...................................................          600,000
     2010...................................................          627,000
     Thereafter.............................................        3,128,000
                                                                  -----------

         Total future minimum lease payments................      $ 6,838,000
                                                                  ===========

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

A summary of our stock option activity, and related information is as follows:

                                    2003                        2004                         2005
                         ---------------------------  --------------------------  ---------------------------
                                         WEIGHTED                    WEIGHTED                     WEIGHTED
                                          AVERAGE                    AVERAGE                       AVERAGE
                                         EXERCISE                    EXERCISE                     EXERCISE
                           OPTIONS         PRICE        OPTIONS        PRICE         OPTIONS        PRICE
                         -------------  ------------  -------------  -----------  -------------- ------------
Options outstanding at
   beginning of year       6,376,487       $ 8.89      8,926,087      $  7.13       8,331,962      $   7.22
      Granted              3,288,100         3.67         83,000         3.04          42,000          2.44
      Exercised                   --           --             --           --              --            --
      Forfeited             (738,500)        6.91       (677,125)        5.43      (1,573,300)        11.40
      Expired                     --           --             --           --         (67,612)         4.50
                           ---------                   ---------                    ---------

Outstanding at end of
   year                    8,926,087       $ 7.13      8,331,962      $  7.22       6,733,050      $   6.25
                           =========                   =========                    =========

Exercisable at end of
   year                    4,028,487       $10.56      5,251,250      $  9.04       6,733,050      $   6.25
Weighted average per
   option fair value
   of options granted
   during the year                         $ 1.92                     $  1.36                      $   1.13


The following table summarizes information about stock options outstanding at December 31, 2005:

                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           ---------------------------------------         -------------------------------
                                             WEIGHTED
                                              AVERAGE     WEIGHTED                              WEIGHTED
                                             REMAINING     AVERAGE                               AVERAGE
                              NUMBER        CONTRACTUAL   EXERCISE             NUMBER           EXERCISE
    EXERCISE PRICE          OUTSTANDING        LIFE         PRICE            EXERCISABLE          PRICE
----------------------------------------------------------------------------------------------------------
   $ 1.39 - $ 2.84              56,000          8.1      $  2.41                56,000           $  2.41
   $ 3.60 - $ 3.68           2,388,050          7.5         3.64             2,388,050              3.64
   $ 3.94 - $ 5.09             763,000          7.2         4.30               763,000              4.30
   $ 5.50                    2,004,000          6.3         5.50             2,004,000              5.50
   $ 5.55 - $ 9.97             444,500          2.4         7.05               444,500              7.05
   $13.50 - $15.50           1,011,000          2.7        13.51             1,011,000             13.51
   $18.44 - $18.50              23,000          2.7        18.50                23,000             18.50
   $33.13 - $39.97              41,500          3.1        39.31                41,500             39.31
   $45.50                        2,000          3.2        45.50                 2,000             45.50
                           -----------                                     -----------

   $ 1.39 - $45.50           6,733,050          6.0      $  6.25             6,733,050           $  6.25
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

On October 16, 2003, we entered into a lease with affiliates of Mr. Kamel Nacif, a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. The lease was effective as of September 1, 2003. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. Mr. Nacif was a shareholder at the time of the transaction. In connection with this transaction, we also entered into a management services agreement pursuant to which Mr. Nacif's affiliates managed the operation of our remaining facilities in Mexico. The term of the management services agreement was also for a period of 6 years. Additionally, we entered into a purchase commitment agreement with Mr. Nacif's affiliates to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif's affiliates at market prices to be negotiated. See Note 11 "Commitments and Contingencies," of the "Notes to Consolidated Financial Statements." Using current market prices, the purchase commitment would be approximately $18 million per year. We agreed to pay $1 for each yard of fabric that we fail to purchase under the agreement. We purchased $3.6 million and $5.3 million of fabric from Acabados y Terminados under this agreement in 2003 and 2004, respectively.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we have agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement with Mr. Nacif's affiliates. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. Net amount due from these related parties as of December 31, 2005 was $236,000.

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

                                                                                                     ADJUSTMENTS
                                                                                                         AND
                               UNITED STATES         ASIA             MEXICO         LUXEMBOURG      ELIMINATIONS         TOTAL
                               -------------    -------------    --------------    -------------    --------------    -------------
2003
Sales......................    $ 291,993,000    $   7,359,000    $   21,071,000    $          --    $          --     $ 320,423,000
Inter-company sales........       33,441,000      112,481,000        75,716,000               --     (221,638,000)               --
                               -------------    -------------    --------------    -------------    --------------    -------------
Total revenue..............    $ 325,434,000    $ 119,840,000    $   96,787,000    $          --    $(221,638,000)    $ 320,423,000
                               =============    =============    ==============    =============    =============     =============

Income (loss) from operations  $(11,078,000)    $   7,556,000    $  (30,116,000)   $          --    $          --     $ (33,638,000)
                               ============     =============    ==============    =============    =============     =============
Interest income............    $     419,000    $     725,000    $        6,000    $          --    $    (725,000)    $     425,000
                               =============    =============    ==============    =============    =============     =============
Interest expense...........    $   5,215,000    $      41,000    $      347,000    $     725,000    $    (725,000)    $   5,603,000
                               =============    =============    ==============    =============    =============     =============
Provision for depreciation
 and amortization..........    $   1,547,000    $     261,000    $   14,290,000    $          --    $          --     $  16,098,000
                               =============    =============    ==============    =============    =============     =============
Capital expenditures.......    $      94,000    $      84,000    $      190,000    $          --    $          --     $     368,000
                               =============    =============    ==============    =============    =============     =============

Total assets...............    $ 128,058,000    $ 117,783,000    $  201,050,000    $ 213,051,000    $(406,837,000)    $ 253,105,000
                               =============    =============    ==============    =============    =============     =============


2004
Sales......................    $ 149,568,000    $   1,838,000    $    4,047,000    $          --    $          --     $ 155,453,000
Inter-company sales........               --       80,420,000         7,453,000               --      (87,873,000)               --
                               --------------   -------------    --------------    -------------    -------------     -------------
Total revenue..............    $ 149,568,000    $  82,258,000    $   11,500,000    $          --    $ (87,873,000)    $ 155,453,000
                               =============    =============    ==============    =============    =============     =============

Income (loss) from operations  $ (13,231,000)   $   3,663,000    $  (89,400,000)   $     (33,000)   $ (22,786,000)    $(121,787,000)
                               =============    =============    ==============    =============    =============     =============
Interest income............    $     378,000    $     856,000    $           --    $          --    $    (856,000)    $     378,000
                               ==============   =============    ==============    =============    =============     =============
Interest expense...........    $   2,766,000    $      55,000    $       38,000    $     854,000    $    (856,000)    $   2,857,000
                               =============    =============    ==============    =============    =============     =============
Provision for depreciation
 and amortization..........    $   1,283,000    $     219,000    $    6,836,000    $          --    $          --     $   8,338,000
                               =============    =============    ==============    =============    =============     =============
Capital expenditures.......    $      48,000    $      64,000    $           --    $          --    $          --     $     112,000
                               =============    =============    ==============    =============    =============     =============

Total assets...............    $ 113,046,000    $ 121,007,000    $  31,603,000     $ 212,165,000    $(346,010,000)    $ 131,811,000
                               =============    =============    =============     =============    =============     =============


2005
Sales......................    $ 213,205,000    $   1,282,000    $      161,000    $          --    $          --     $ 214,648,000
Inter-company sales........               --      135,531,000                --               --     (135,531,000)               --
                               -------------    -------------    --------------    -------------    -------------     -------------
Total revenue..............    $ 213,205,000    $ 136,813,000    $      161,000    $          --    $(135,531,000)    $ 214,648,000
                               =============    =============    ==============    =============    =============     =============

Income (loss) from operations  $    (928,000)   $   5,071,000    $     (470,000)   $     (48,000)   $          --     $   3,625,000
                               =============    =============    ==============    =============    =============     =============
Interest income............    $     223,000    $   1,955,000    $           --    $   1,856,000    $  (1,953,000)    $   2,081,000
                               =============    =============    ==============    =============    =============     =============
Interest expense...........    $   4,219,000    $     403,000    $        2,000    $   1,954,000    $  (1,953,000)    $   4,625,000
                               =============    =============    ==============    =============    =============     =============
Provision for depreciation
 and amortization..........    $   2,025,000    $     102,000    $           --    $          --    $          --     $   2,127,000
                               =============    =============    ==============    =============    =============     =============
Capital expenditures.......    $     335,000    $     224,000    $           --    $          --    $          --     $     559,000
                               =============    =============    ==============    =============    =============     =============

Total assets...............    $ 115,327,000    $ 129,737,000    $   15,782,000    $ 212,019,000    $(321,623,000)    $ 151,242,000
                               =============    =============    ==============    =============    =============     =============

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

18.      OTHER INCOME AND EXPENSE

Other income and expense consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
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

20.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                       QUARTER ENDED
                                       --------------------------------------------
                                        MAR. 31     JUN. 30     SEP. 30     DEC. 31
                                       --------    --------    --------    --------
                                           (In thousands, except per share data)
2004
Net sales ..........................   $ 42,155    $ 38,489    $ 38,102    $ 36,707
Gross profit .......................      7,500       5,266       4,135       4,060
Operating loss .....................     (5,963)    (84,585)     (3,626)    (27,613)
Net loss ...........................   $ (2,974)   $(68,567)   $ (4,019)   $(29,117)
Net loss per common share:
   Basic ...........................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
   Diluted .........................   $  (0.10)   $  (2.39)   $  (0.14)   $  (1.01)
Weighted average shares outstanding:
   Basic ...........................     28,485      28,649      28,815      28,815
   Diluted .........................     28,485      28,649      28,815      28,815

2005
Net sales ..........................   $ 44,830    $ 50,538    $ 69,566    $ 49,714
Gross profit .......................      8,946      11,454      14,545       9,936
Operating income ...................        233       1,437       3,011      (1,056)
Net income (loss) ..................   $   (106)   $    871    $  1,702    $ (1,474)
Net loss per common share:
   Basic ...........................   $  (0.00)   $   0.03    $   0.05    $  (0.05)
   Diluted .........................   $  (0.00)   $   0.03    $   0.05    $  (0.05)
Weighted average shares outstanding:
   Basic ...........................     28,815      29,156      30,366      30,554
   Diluted .........................     28,815      29,163      30,786      30,554

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

In March 2006, we became involved in a dispute with the master licensor of the JS by Jessica Simpson, Princy and Sweet Kisses brands over our continued rights to these brands. Accordingly, we do not anticipate sales of Jessica Simpson branded apparel unless and until we successfully resolve our dispute with the licensor. Net sales of Jessica Simpson and Princy by Jessica Simpson totaled $12.6 million in 2005.

                                   SCHEDULE II

                              TARRANT APPAREL GROUP

                        VALUATION AND QUALIFYING ACCOUNTS


                                                          ADDITIONS     ADDITIONS
                                            BALANCE AT    CHARGED TO     CHARGED                      BALANCE
                                            BEGINNING     COSTS AND      TO OTHER                     AT END
                                             OF YEAR      EXPENSES       ACCOUNTS     DEDUCTIONS      OF YEAR
                                           -----------   -----------   -----------   -----------    -----------
For the year ended December 31, 2003
  Allowance for returns and discounts...   $ 3,134,768   $      --     $      --     $  (324,387)   $ 2,810,381
  Allowance for bad debt ...............   $ 1,181,853   $   234,149   $      --     $      --      $ 1,416,002
    Inventory reserve ..................   $      --     $10,986,153   $      --     $      --      $10,986,153
                                           ===========   ===========   ===========   ===========    ===========

For the year ended December 31, 2004
  Allowance for returns and discounts ..   $ 2,810,381   $   738,326   $      --     $(2,485,386)   $ 1,063,321
  Allowance for bad debt ...............   $ 1,416,002   $   476,016   $      --     $  (517,474)   $ 1,374,544
    Inventory reserve ..................   $10,986,153   $      --     $      --     $(9,869,491)   $ 1,116,662
                                           ===========   ===========   ===========   ===========    ===========

For the year ended December 31, 2005
  Allowance for returns and discounts ..   $ 1,063,321   $   871,208   $      --     $  (949,268)   $   985,261
  Allowance for bad debt ...............   $ 1,374,544   $   637,210   $      --     $   (45,265)   $ 1,966,489
    Inventory reserve ..................   $ 1,116,662   $      --     $      --     $(1,032,836)   $    83,826
                                           ===========   ===========   ===========   ===========    ===========

                                                                    AMERICAN RAG
                                                   COMBINED FINANCIAL STATEMENTS
                                                              FOR THE YEAR ENDED
                                                               DECEMBER 31, 2005

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
American Rag
Montebello, California

We have audited the accompanying combined balance sheet of American Rag (the "Company") and its combined affiliate as of December 31, 2005 and the related combined statements of income, stockholders' equity/members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of American Rag and its combined affiliate as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying combined financial statements for the year ended December 31, 2005 have been restated.


/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California
September 26, 2007

                                                                    AMERICAN RAG
                                                          COMBINED BALANCE SHEET
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents ....................................     $  149,136
   Accounts receivable ..........................................         43,654
   Accounts receivable from member ..............................         41,000
   Note receivable from member ..................................         75,000
   Inventory, net ...............................................      1,571,458
   Prepaid expenses and other current assets ....................          9,141
                                                                      ----------

         Total current assets ...................................      1,889,389

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization ................................        480,540

DEPOSITS ........................................................         64,848
                                                                      ----------

TOTAL ASSETS ....................................................     $2,434,777
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .............................................     $  282,748
   Accrued expenses .............................................        209,143
   Unearned revenue .............................................         22,816
   Deferred rent - current portion ..............................          4,232
   Notes payable ................................................        114,629
   Current maturities on obligations under capital lease ........          7,782
                                                                      ----------

         Total current liabilities ..............................        641,350

OBLIGATIONS UNDER CAPITAL LEASE, LESS CURRENT MATURITIES ........         19,462

DEFERRED RENT - LONG TERM PORTION ...............................         64,153
                                                                      ----------

         Total liabilities ......................................        724,965

STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
   American Rag Compagnie, Inc. .................................        316,910
   American Rag CIE, LLC ........................................      1,392,902
                                                                      ----------

           Total stockholders' equity/members' equity ...........      1,709,812
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY ......     $2,434,777
                                                                      ==========


    The accompanying notes are an integral part of these financial statements

                                                                    AMERICAN RAG
                                                    COMBINED STATEMENT OF INCOME
                                            FOR THE YEAR ENDED DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------




NET SALES ...................................................        $10,125,563
COST OF SALES ...............................................          5,032,855
                                                                     -----------

GROSS PROFIT ................................................          5,092,708
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ................          4,507,227
                                                                     -----------

INCOME FROM OPERATIONS ......................................            585,481

INTEREST EXPENSE ............................................             17,433
OTHER INCOME (EXPENSE) ......................................            602,449
                                                                     -----------

INCOME BEFORE INCOME TAXES ..................................          1,170,497
INCOME TAXES ................................................             18,066
                                                                     -----------

NET INCOME ..................................................        $ 1,152,431
                                                                     ===========


    The accompanying notes are an integral part of these financial statements


                                                                                                      AMERICAN RAG
                                                        COMBINED STATEMENT OF STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
                                                                              FOR THE YEAR ENDED DECEMBER 31, 2005
                                                                                                          RESTATED
------------------------------------------------------------------------------------------------------------------
                                 American
                                 Rag CIE,
                                   LLC                     American Rag Compagnie, Inc.
                               -----------    ----------------------------------------------------        Total
                                 Members'          Common Stock (a)                                   Stockholders'
                                 Equity       -------------------------   Additional                      Equity
                               -----------      Shares                      Paid-in       Retained      /Members'
                                 Amount       Outstanding     Amount        Capital       Earnings        Equity
                               -----------    -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2005 .   $ 1,216,807         10,870   $   100,000   $     2,618   $   215,914    $ 1,535,339


Distributions ..............      (977,958)          --            --            --            --         (977,958)


Net income (loss) ..........     1,154,053           --            --            --          (1,622)     1,152,431
                               -----------    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2005   $ 1,392,902         10,870   $   100,000   $     2,618   $   214,292    $ 1,709,812
                               ===========    ===========   ===========   ===========   ===========    ===========



(a) Common stock, no par value, 500,000 shares authorized and 10,870 shares issued at January 1, 2005 and December 31, 2005.


    The accompanying notes are an integral part of these financial statements

                                                                    AMERICAN RAG
                                                COMBINED STATEMENT OF CASH FLOWS
                                            FOR THE YEAR ENDED DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income ...............................................     $ 1,152,431

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
         PROVIDED BY OPERATING ACTIVITIES
            Depreciation and amortization .....................          76,241

     CHANGES IN ASSETS AND LIABILITIES
         (INCREASE) DECREASE IN ASSETS
            Accounts receivable ...............................         (11,983)
            Accounts receivable from members ..................          60,495
            Inventory .........................................        (356,472)
            Prepaid expenses and other current assets .........           6,820
            Deposits ..........................................         (30,813)

         INCREASE (DECREASE) IN LIABILITIES
            Accounts payable ..................................         (96,740)
            Accrued expenses ..................................          74,461
            Deferred Rent .....................................          68,385
            Unearned revenue ..................................          22,816
                                                                    -----------

               Net cash provided by operating activities ......         965,641

CASH FLOWS (USED IN) INVESTING ACTIVITIES

     Payments to acquire property and equipment ...............         (22,111)
                                                                    -----------

               Net cash used in investing activities ..........         (22,111)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Note receivable from member ..............................         300,000
     Payments on capital lease obligations ....................          (6,370)
     Payments on notes payable ................................        (149,239)
     Distributions to members .................................        (977,958)
                                                                    -----------

               Net cash used in financing activities ..........        (833,567)
                                                                    -----------

NET INCREASE IN CASH ..........................................         109,963
CASH, beginning of year .......................................          39,173
                                                                    -----------

CASH, end of year .............................................     $   149,136
                                                                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid ............................................     $    17,433
                                                                    ===========
     Taxes paid ...............................................     $    13,390
                                                                    ===========


    The accompanying notes are an integral part of these financial statements

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS, OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         BUSINESS ACTIVITY
         The Company imports and operates retail men's and women's Avante-Garde lifestyle clothing, including emerging designers, jeans wear, shoes, accessories, home furnishings, vintage clothing, CDs and other related items, in its Los Angeles and San Francisco stores.

         PRINCIPLES OF COMBINATION AND BASIS OF PRESENTATION
         The combined financial statements include the accounts of American Rag CIE, LLC and American Rag Compagnie, Inc., collectively referred to as "American Rag" or the "Company," which are affiliated by virtue of common ownership. All significant intercompany transactions and related party balances have been eliminated in combination.

         OWNERSHIP
         American Rag CIE, LLC is a California limited liability company that was formed on June 19, 2003, with a term through December 15, 2080. 55% of American Rag CIE, LLC is owned by American Rag CIE II, Inc. and 45% owned by Tarrant Apparel Group.

         American Rag Compagnie, Inc. was incorporated on July 6, 1984, and is a C Corporation.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FAIR VALUE
         Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

         USE OF ESTIMATES
         The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION
         The Company recognizes revenue upon the sale of retail merchandise, net of returns and discounts.

         COST OF SALES
         Cost of sales includes cost related to product costs, and freight in.

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses include expenses related to salaries, rent, insurance, bank charges, travel and entertainment, professional fees, depreciation and amortization, and other office expenses.

         UNEARNED REVENUE
         The Company records unearned revenue in the accompanying balance sheet on gift cards sold but not redeemed by customers at the end of the year.

         DEFERRED RENT
         The Company records rent expense related to its non-cancelable operating leases on a straight line basis over the initial term of the lease. The difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent in the accompanying balance sheet.

         ADVERTISING
         The  Company  expenses  advertising  costs,   consisting  primarily  of
         placement in multiple publications, along with design and printing costs of sales materials.

         Advertising expense for the year ended December 31, 2005 amounted to $6,792.

         CASH AND CASH EQUIVALENTS
         The Company maintains its cash balances in high credit quality financial institutions; balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. For purposes of reporting the statement of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         INVENTORY
         Inventory is valued at the lower of cost or market on a first-in, first-out basis. Inventory consists of men's and women's Avante-Garde lifestyle clothing, including emerging designers, jeans wear, shoes, accessories, home furnishings, vintage clothing, CDs and other related items.

         ACCOUNTS RECEIVABLE
         Accounts receivable are receivables outstanding from commercial buyers. Accounts receivable are evaluated on an item-by-item basis and are written-off if deemed uncollectible.

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT
         Property and equipment is stated at cost. Depreciation and amortization are provided by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the lease.

         INCOME TAXES
         American Rag Compagnie, Inc. is a California C Corporation with a fiscal year-end of December 31.

         The Company recognizes deferred tax assets and liabilities with respect to the tax consequences attributable to the differences between the financial statements carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are immaterial.

         The Company has a California net operating loss carry forward of $50,034 which expires in 2013.

         American Rag CIE, LLC, and its members, elected income tax status as a limited liability company from its inception. Under this election, members of the American Rag CIE, LLC are personally liable for federal and state income taxes. American Rag CIE, LLC is liable for its state taxes based on revenues.

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


         NOTE 2 - RESTATED FINANCIAL STATEMENTS

         The Company has restated its financial statements as of the year ended December 31, 2005 and the related notes to the financial statements.

         This restatement is to correct errors identified in: (a) the revenue recognition related to gift cards sold that were recorded as revenue rather than an unearned revenue. The revenue has been corrected to reflect recognition of the revenue as the gift cards are used. (b) the Company had not record its operating lease expense on a straight-line basis as required under GAAP. The statements have been restated to correct this accounting treatment.

         The following table shows the impact of these restatements on the financial statements as of and for the year ended December 31, 2005.

                                                PREVIOUSLY
                                                 REPORTED                     RESTATED
                                               DECEMBER 31,                 DECEMBER 31,
                                                   2005      ADJUSTMENTS        2005
                                               -----------   -----------    -----------
BALANCE SHEET
Deferred rent - current portion ............   $      --     $     4,232    $     4,232
Deferred rent - long term portion ..........          --          64,153         64,153
Unearned revenue ...........................          --          22,816         22,816
         TOTAL LIABILITIES .................       633,764        91,201        724,965

American Rag Compangnie, Inc. ..............       322,981        (6,071)       316,910
American Rag CIE, LLC ......................     1,478,032       (85,130)     1,392,902
         TOTAL STOCKHOLDER'S EQUITY ........   $ 1,801,013   $   (91,201)   $ 1,709,812

STATEMENT OF CASH FLOWS
Deferred rent ..............................   $      --     $    68,385    $    68,385
Unearned revenue ...........................   $      --     $    22,816    $    22,816

STATEMENT OF INCOME
Net sales ..................................   $10,148,379   $   (22,816)   $10,125,563
Selling, general and administrative expenses     4,438,842        68,385      4,507,227
Net income .................................   $ 1,243,632   $   (91,201)   $ 1,152,431

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTE 3 - ACCOUNT RECEIVABLE FROM MEMBER

         As of December 31, 2005, there was an outstanding, non-interest bearing advance to one of the members for $41,000. The advance was to be repaid before the end of the following year.

NOTE 4 - NOTE RECEIVABLE FROM MEMBER

         Effective June 19, 2003, American Rag CIE, LLC received a capital contribution and a note receivable in the amount of $1,000,000 from a member who has a 45% ownership in American Rag CIE, LLC. Payments totaling $925,000 were received through December 31, 2005. At December 31, 2005, the balance on the note receivable was $75,000. The final payment is due March 31, 2006 with interest at 4% per annum. The note is secured by the member's interest in American Rag CIE, LLC.


NOTE 5 - INVENTORY

         Inventory  consists  of  men's  and  women's   Avante-Garde   lifestyle
         clothing, including emerging designers, jeans wear, shoes, accessories, home furnishings, vintage clothing, CDs and other related items.


NOTE 6 - PROPERTY AND EQUIPMENT

         A summary is as follows:

          Furniture and equipment ......................   $  912,508
          Leasehold improvements .......................      764,029
          Automobiles ..................................      114,359
          Hydraulic press and forklift .................       31,085
                                                           ----------

                                                            1,821,981
          Less accumulated depreciation and amortization    1,341,441
                                                           ----------

                                                           $  480,540
                                                           ==========

         Depreciation and amortization for the year ended December 31, 2005 was $76,241.

NOTE 7 - DEPOSIT

         The Company paid security deposits on leased facilities. At December 31, 2005, the Company had paid $64,848.

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTE 8 - NOTE PAYABLE

         The Company may borrow up to $250,000 under a revolving line of credit agreement expiring June 3, 2006. Interest is payable monthly at prime plus 1%. At December 31, 2005, the Company had borrowings of $88,045.

         The Company entered into a note for $300,000 bearing interest at prime plus 1% and is due on May 8, 2006. Monthly payments of $9,037 include variable interest, as charged on the outstanding debt, with the remaining portion of the payment consisting of principal. At December 31, 2005, the Company had borrowings of $26,584.

         The notes are secured by all assets of the Company and by personal guaranties from the majority stockholders.

         A summary is as follows:

                         Line of credit ...   $ 88,045
                         Note payable, bank     26,584
                                              --------
                                              $114,629
                                              ========

NOTE 9 - OBLIGATION UNDER CAPITAL LEASE

         The Company leases an automobile from an unrelated party under terms of a capital lease at an annual interest rate of 6.85% payable in installments through 2009. The lease is secured by the related automobile costing $40,122 with accumulated depreciation of $15,625 at December 31, 2005. Interest expense on the capital lease amounted to $2,176 for the year ended December 31, 2005.

         The following is a schedule by years of future minimum principal payments required under the capital lease:

         Year ending December 31,
                    2006                              $  9,027
                    2007                                 9,027
                    2008                                 9,027
                    2009                                 1,699
                                                      --------

         Total minimum lease payments                   28,780
         Less amounts representing interest              1,536
                                                      --------

         Present value of minimum lease payments        27,244
         Less current maturities                         7,782
                                                      --------

                                                      $ 19,462
                                                      ========

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTE 10 - RELATED PARTY

         The Company rents office space from HKW Partners on a month to month basis at a rate of $2,500. HKW Partners is beneficially owned by one of the members.


NOTE 11 - LICENSING AGREEMENT

         On April 1, 2003, the Company entered into an agreement to license the use of the American Rag trademark to Tarrant Apparel Group's related company, allowing the licensee to manufacture and sell apparel and accessories under this trademark. The term of the license is from April 1, 2003 to December 31, 2013, and the licensee may elect to renew for three consecutive ten-year periods on the same terms and conditions. The license calls for the licensee to make royalty payments to the Company of 2.05% of net sales of all licensee products in the United States, Canada, Mexico, and Bermuda, and 4% of net sales of all licensed products worldwide, except Japan, with guaranteed minimum annual royalty payments as follows:

                                             GUARANTEED
         YEAR                              MINIMUM ROYALTY
         ----                             ---------------
         2006                             $       661,250
         2007                                     760,438
         2008                                     874,504
         2009                                   1,005,680
         2010                                   1,156,532
         2011                                   1,330,012
         2012                                   1,529,514
         2013                                   1,750,000
                                          ---------------
         Total                            $     9,067,930
                                          ===============
         Annually thereafter              $     1,750,000
                                          ===============

         Royalty income amounted to the minimum guaranteed royalty payment of $575,000 for the year ended December 31, 2005.

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS

         The Company conducts its operations in leased facilities under operating leases expiring at various dates. Certain of these leases contain base rent escalation as well as renewal provisions. When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. The following is a schedule by years based on cash payments on future minimum rental payments required under the operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2005:

                                           OPERATING     SUBLEASE
                                             LEASES       INCOME        TOTAL
                                          -----------   ----------   -----------
         Year ending December 31,
                  2006                    $   726,625   $   54,500   $   672,125
                  2007                        737,950            -       737,950
                  2008                        658,440            -       658,440
                  2009                        493,016            -       493,016
                  2010                        376,499            -       376,499
                  After 2010                2,164,871            -     2,164,871
                                          -----------   ----------   -----------

                                          $ 5,157,401   $   54,500   $ 5,102,901
                                          ===========   ==========   ===========

         Rent is adjusted annually based on increases in the Consumer Price Index, if any, and payments of certain additional expenses including utilities, property taxes and other operating expenses is required. Certain leases provide for renewal options.

         Rent expense charged to operations amounted to $842,398 for the year ended December 31, 2005. As of December 31, 2005, deferred rent of $68,385 was recorded in the Company's combined balance sheet.

         Sublease rental income amounted to $101,012 for the year ended December 31, 2005.

         The Company also rents office space from HKW Partners on a month to month basis at a rate of $2,500. HKW Partners is beneficially owned by one of the members.

                                                                    AMERICAN RAG
                                          NOTES TO COMBINED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2005
                                                                        RESTATED
--------------------------------------------------------------------------------


NOTES 13 - SUBSEQUENT EVENTS

         NEW STORE LOCATION
         In September 2006, the Company opened a new store in the Fashion Island shopping center in Newport Beach, California.

         LEASE AMENDMENT
         In June 2007, the Company amended the lease for its Fashion Island location. The Company will pay rent at the rate of 12% of sales effective March 1, 2007. The difference between that amount and the prior rental rate will be deferred until the store achieves annualized sales that exceed $5,500,000.

         BANK LINE OF CREDIT / NOTES PAYABLE - CALIFORNIA UNITED BANK
         In June 2006, the Company negotiated a new bank line and note facility. The terms are summarized as follows:

         Line of credit facility of $500,000, secured by substantially all of the Company's assets, payable in full on maturity date April 15, 2007 at 8% per annum;

         Note payable facility of $500,000, secured by substantially all of the Company's assets, payable in equal monthly installments of $13,889 plus interest of 8.50% through maturity of December 15, 2009;

         Note payable facility of $500,000, secured by substantially all of the Company's assets, payable in equal monthly installments of $13,889, commencing July 15, 2007, plus interest of 8.50% through maturity at June 15, 2010.

         The Company is in the process of renewing the line of credit facility.

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

             SIGNATURE                       TITLE                    DATE
             ---------                       -----                    ----

                                   Chief Executive Officer      October 10, 2007
         /S/ GERARD GUEZ           and Chairman of the Board
--------------------------------   of Directors (Principal
           Gerard Buez             Executive Officer)

         /S/ DAVID BURKE           Chief Financial Officer      October 10, 2007
--------------------------------   (Principal Financial
           David Burke             and Accounting Officer)

                *                  Vice Chairman of the Board   October 10, 2007
--------------------------------   of Directors
            Todd Kay

                *                  Director                     October 10, 2007
--------------------------------
         Milton Koffman

                *                  Director                     October 10, 2007
--------------------------------
        Stephane Farouze

                *                  Director                     October 10, 2007
--------------------------------
         Mitchell Simbal

                *                  Director                     October 10, 2007
--------------------------------
         Joseph Mizrachi

                *                  Director                     October 10, 2007
--------------------------------
           Simon Mani


* By: /S/ GERARD GUEZ
      --------------------------------
      Gerard Guez, As Attorney-In-Fact