Form 10-Q
period 2007-09-30
TARRANT APPAREL GROUP
filed 2007-11-13
CIK 944948

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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


Number of shares of Common Stock of the Registrant outstanding as of November 9, 2007: 30,543,763.


================================================================================

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2007 (unaudited)
         and December 31, 2006............................................     2

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 2007 and
         September 30, 2006 (unaudited)...................................     3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2007 and September 30, 2006 (unaudited)......     4

         Notes to Consolidated Financial Statements (unaudited)...........     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......    40

Item 4.  Controls and Procedures..........................................    41

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    42

Item 1A. Risk Factors.....................................................    42

Item 6.  Exhibits.........................................................    48

         SIGNATURES.......................................................    49


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS
                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                          2007             2006
                                                                     -------------    -------------
                                                                      (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents .....................................   $   1,644,076    $     904,553
   Accounts receivable, net of $2.2 million and $2.1 million
   allowance for returns, discounts and bad debts at September 30,
   2007 and December 31, 2006, respectively ......................      49,010,282       48,079,527
   Due from related parties ......................................       8,637,795        3,688,355
   Inventory .....................................................      10,913,005       17,774,103
   Temporary quota rights ........................................          41,047           32,217
   Prepaid expenses ..............................................       1,190,331        1,515,087
   Deferred tax assets ...........................................         148,332          123,607
   Income taxes receivable .......................................            --             25,468
                                                                     -------------    -------------
 Total current assets ............................................      71,584,868       72,142,917

Property and equipment, net of $9.6 million and $9.4 million accumulated depreciation at September 30, 2007 and December 31,
2006, respectively ...............................................       1,571,172        1,414,354
Notes receivable - related parties, net of $27.1 million reserve
at December 31, 2006 .............................................            --         14,000,000
Due from related parties .........................................       3,556,941        4,168,205
Equity method investment .........................................       2,292,705        2,151,061
Deferred financing cost, net of $1.0 million and $1.7 million accumulated amortization at September 30, 2007 and December 31,
2006, respectively ...............................................         259,135        2,448,526
Other assets .....................................................         233,174        6,223,816
Goodwill, net ....................................................       8,582,845        8,582,845
                                                                     -------------    -------------
Total assets .....................................................   $  88,080,840    $ 111,131,724
                                                                     =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ....................................   $  12,684,656    $  13,696,182
   Accounts payable ..............................................      19,026,880       22,685,674
   Accrued expenses ..............................................       8,891,612        8,907,658
   Derivative liability ..........................................            --            195,953
   Income taxes ..................................................      17,277,776       16,865,125
   Current portion of long-term obligations and factoring
     arrangement .................................................      11,303,660       19,586,565
                                                                     -------------    -------------
 Total current liabilities .......................................      69,184,584       81,937,157


Term loan, net of $4.3 million debt discount at December 31, 2006.            --         11,212,724
Other long-term obligations ......................................            --              5,338
                                                                     -------------    -------------
Total liabilities ................................................      69,184,584       93,155,219

Minority interest in PBG7 ........................................          49,847           54,338
Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares at
   September 30, 2007 and December 31, 2006 issued and outstanding            --               --
   Common stock, no par value, 100,000,000 shares authorized;
   30,543,763 shares at September 30, 2007 and December 31, 2006
   issued and outstanding ........................................     114,977,465      114,977,465
   Warrant to purchase common stock ..............................       7,314,239        7,314,239
   Contributed capital ...........................................      10,560,634       10,191,511
   Accumulated deficit (See Note 12) .............................    (111,987,372)    (112,410,363)
   Notes receivable from officer/shareholder .....................      (2,018,557)      (2,150,685)
                                                                     -------------    -------------
 Total shareholders' equity ......................................      18,846,409       17,922,167
                                                                     -------------    -------------

Total liabilities and shareholders' equity .......................   $  88,080,840    $ 111,131,724
                                                                     =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------    -------------    -------------
                                                    2007             2006             2007             2006
                                               -------------    -------------    -------------    -------------
Net sales ..................................   $  62,920,140    $  54,645,223    $ 172,239,904    $ 174,989,008
Net sales to related party .................       7,283,117             --         14,170,449             --
                                               -------------    -------------    -------------    -------------
Total net sales ............................      70,203,257       54,645,223      186,410,353      174,989,008

Cost of sales ..............................      50,596,259       42,844,174      135,641,449      138,006,628
Cost of sales to related party .............       6,659,261             --         12,919,890             --
                                               -------------    -------------    -------------    -------------
Total cost of sales ........................      57,255,520       42,844,174      148,561,339      138,006,628

Gross profit ...............................      12,947,737       11,801,049       37,849,014       36,982,380
Selling and distribution expenses ..........       3,754,062        2,568,038       10,544,801        8,295,815
General and administrative expenses ........       6,111,199        6,551,393       18,838,153       19,914,629
Royalty expenses ...........................         421,454          263,583        1,212,882        2,099,392
Loss on notes receivable - related parties..            --         27,137,297             --         27,137,297
Terminated acquisition expenses ............            --               --          2,000,000             --
                                               -------------    -------------    -------------    -------------

Income (loss)  from operations .............       2,661,022      (24,719,262)       5,253,178      (20,464,753)

Interest expense ...........................      (1,282,763)      (1,562,426)      (3,845,649)      (4,696,279)
Interest income ............................          39,462          165,399          127,419        1,131,601
Interest in income (loss) of equity method
   investee ................................          15,102           (7,307)         141,644          103,015
Other income ...............................       3,866,835          109,093        4,019,233          233,466
Adjustment to fair value of derivative .....            --            729,394          195,953          511,087
Other expense ..............................      (4,954,015)            --         (4,965,155)        (400,000)
                                               -------------    -------------    -------------    -------------

Income (loss) before provision for income
   taxes ...................................         345,643      (25,285,109)         926,623      (23,581,863)
Provision (credit) for income taxes ........      (1,265,961)          80,946         (491,877)         340,667
Minority interest ..........................           3,043           13,641            4,491           17,772
                                               -------------    -------------    -------------    -------------
Net income (loss) ..........................   $   1,614,647    $ (25,352,414)   $   1,422,991    $ (23,904,758)
                                               =============    =============    =============    =============

Net income (loss) per share:
   Basic ...................................   $        0.05    $       (0.83)   $        0.05    $       (0.78)
                                               =============    =============    =============    =============
   Diluted .................................   $        0.05    $       (0.83)   $        0.05    $       (0.78)
                                               =============    =============    =============    =============

Weighted average common and common
   equivalent shares:
   Basic ...................................      30,543,763       30,543,763       30,543,763       30,546,217
                                               =============    =============    =============    =============
   Diluted .................................      30,543,763       30,543,763       30,543,875       30,546,217
                                               =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                   2007             2006
                                                              -------------    -------------
Operating activities:
Net income (loss) .........................................   $   1,422,991    $ (23,904,758)
Adjustments to reconcile net income (loss) to net cash
  provided by  operating activities:
   Deferred taxes .........................................         (24,724)          (8,073)
   Depreciation and amortization of fixed assets ..........         310,134          353,261
   Amortization of deferred financing cost ................       1,480,554        2,030,636
   Write-off of deferred financing cost and debt discount..       4,950,616             --
   Adjustment to fair value of derivative .................        (195,953)        (511,087)
   Loss (gain) on notes receivable - related parties ......      (3,750,000)      27,137,297
   Terminated acquisition expenses ........................       2,000,000             --
   Change in the provision for returns and discounts ......         (55,348)         318,208
   Change in the provision for bad debts ..................         172,374           (6,885)
   Loss (gain) on sale of fixed assets ....................           9,543           (2,054)
   Income from equity method investment ...................        (141,644)        (103,015)
   Minority interest ......................................          (4,491)         (17,772)
   Stock-based compensation ...............................         469,124           96,820
   Changes in operating assets and liabilities:
     Accounts receivable ..................................        (548,643)       7,295,637
     Due to/from related parties ..........................      (4,951,432)         (35,830)
     Inventory ............................................       6,861,098       11,173,258
     Temporary quota rights ...............................          (8,830)        (111,207)
     Prepaid expenses .....................................         350,224        1,196,077
     Accounts payable .....................................      (3,658,793)     (15,083,937)
     Accrued expenses and income tax payable ..............        (603,396)         480,420
                                                              -------------    -------------

     Net cash provided by operating activities ............       4,083,404       10,296,996

Investing activities:
   Purchase of fixed assets ...............................        (476,496)        (130,177)
   Proceeds from sale of fixed assets .....................            --              4,707
   Proceeds from notes receivable .........................      17,750,000             --
   Due diligence fees in acquisition ......................        (699,744)            --
   Refund of deposit on acquisition .......................       4,750,000             --
   Distribution from equity method investee ...............            --             67,500
   Collection on notes receivable - related parties .......            --          1,086,111
   Collection of advances from shareholders/officers ......         132,129           96,669
                                                              -------------    -------------

     Net cash provided by investing activities ............      21,455,889        1,124,810

Financing activities:
   Short-term bank borrowings, net ........................      (1,011,526)      (1,298,595)
   Proceeds from long-term obligations ....................     156,969,797      183,669,591
   Payment of financing costs .............................            --         (2,821,647)
   Repayments of term loan ................................     (15,500,000)            --
   Repayments of borrowings from convertible debentures ...            --         (6,912,626)
   Payment of long-term obligations and bank borrowings ...    (165,258,041)    (184,723,816)
                                                              -------------    -------------
     Net cash used in financing activities ................     (24,799,770)     (12,087,093)
                                                              -------------    -------------

Increase (decrease) in cash and cash equivalents ..........         739,523         (665,287)
Cash and cash equivalents at beginning of period ..........         904,553        1,641,768
                                                              -------------    -------------

Cash and cash equivalents at end of period ................   $   1,644,076    $     976,481
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At September 30, 2007, we own 75% of PBG7, LLC ("PBG7"). We previously owned 50.1% of United Apparel Ventures ("UAV"), which was dissolved on February 27, 2007. The dissolution of UAV did not have a material impact on our consolidated financial statements. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

         Royalty expense in the nine months ended September 30, 2007 and 2006 was $1.2 million and $2.1 million, respectively.

DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of September 30, 2007 and December 31, 2006, deferred rent of $246,000 and $93,000, respectively, was recorded under accrued expense in our consolidated financial statements.

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

         SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. At September 30, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in an impact of $196,000 in our consolidated statements of operations in the nine months of 2007.

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

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to Internal Revenue Service ("IRS") audit for the years including 1996 through 2002 and State of New York audit for the years 2002 to 2005 but are not being audited for other states or non-U.S. income tax examinations for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $7.8 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. In the third quarter of 2007, the unrecognized tax benefits related to IRS and the associated state liabilities had been adjusted to $8.4 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. During the third quarter of 2007, we derecognized a previous uncertain tax position through negotiations with the state tax jurisdiction. The negotiated settlement resulted in a decrease of $1.4 million in unrecognized tax benefits and $1.0 million in penalties. After the above adjustments, the total unrecognized tax benefits as of September 30, 2007 were $8.4 million. As of September 30, 2007, the accrued interest and penalties were $7.5 million and $142,000, respectively, excluding any related income tax benefits.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 1996 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

         Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

3.       STOCK-BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of September 30, 2007, there were outstanding options to purchase a total of 1,041,000 shares of common stock granted under the 1995

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of September 30, 2007, there were outstanding options to purchase a total of 1,858,000 shares of common stock, and 3,242,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

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

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

         A summary of our stock option activity, and related information for the year ended December 31, 2006 and the nine months ended September 30, 2007 is as follows:

                                                              EMPLOYEES
                                                     ---------------------------
                                                      NUMBER OF
                                                        SHARES    EXERCISE PRICE
                                                     ---------------------------
Options outstanding at December 31, 2005..........     6,733,050   $1.39-$45.50
Granted...........................................     1,233,259    $1.84-$1.94
Exercised.........................................          --            --
Forfeited.........................................       (19,650)  $1.94-$33.13
Expired...........................................      (273,000)   $6.75-$7.38
                                                     ---------------------------
Options outstanding at December 31, 2006..........     7,673,659   $1.39-$45.50
Granted...........................................       630,000    $1.63-$1.99
Exercised.........................................          --             --
Forfeited.........................................        (2,200)   $3.60-18.50
Expired...........................................        (2,000)         $8.50
                                                     ---------------------------
Options outstanding at September 30, 2007.........     8,299,459   $1.39-$45.50

         We had no stock options outstanding to non-employees as of December 31, 2006 and September 30, 2007.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 2006 and September 30, 2007:

                                                                         WEIGHTED
                                                          WEIGHTED       AVERAGE
                                                          AVERAGE       REMAINING
                                           NUMBER OF      EXERCISE     CONTRACTUAL     INTRINSIC
                                            SHARES         PRICE       LIFE (YEARS)      VALUE
                                         ------------   ------------   ------------   ------------
As of December 31, 2006
Employees - Outstanding ..............      7,673,659   $       5.52            5.9   $          0
Employees - Expected to vest .........      7,579,083   $       5.57            5.9   $          0
Employees - Exercisable ..............      6,445,400   $       6.22            5.3   $          0

As of September 30, 2007:
Employees - Outstanding ..............      8,299,459   $       5.24            5.5   $          0
Employees - Expected to vest .........      8,156,373   $       5.30            5.5   $          0
Employees - Exercisable ..............      6,748,265   $       6.01            4.7   $          0

         The following table summarizes our non-vested options as of December 31, 2006 and changes during the nine months ended September 30, 2007:


                                                                       WEIGHTED
                                                                       AVERAGE
                                                       NUMBER OF      GRANT-DATE
              NON-VESTED OPTIONS                        SHARES        FAIR VALUE
------------------------------------------------      ----------      ----------
Non-vested at December 31, 2006 ................       1,228,259      $     1.26
  Granted ......................................         630,000      $     1.28
  Vested .......................................        (307,065)     $     1.26
  Forfeited ....................................            --              --
                                                      ----------
Non-vested at September 30, 2007 ...............       1,551,194      $     1.27

         The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in the nine months ended September 30, 2007 and 2006:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                2007                2006
                                                ----                ----
               Expected dividend ......              0.0%                0.0%
               Risk free interest rate    4.49% to 4.67%      5.075 to 5.13%
               Expected volatility ....               70%                 70%
               Expected term (in years)     5.75 to 6.18                6.25

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2006 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be 7.7%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate the expected terms using the "safe harbor" provisions provided in SAB No. 107 and the volatility using historical data. We granted 1,233,259 shares of stock options to purchase shares of common stock for the nine months ended September 30, 2006. The options granted were fair valued in the aggregate at $1.6 million and had a weighted-average exercise of $1.86 in the nine months ended September 30, 2006. We granted 630,000 shares of options in the nine months ended September 30, 2007. The options granted were fair valued in the aggregate at $805,000 and had a weighted-average exercise of $1.92 in the nine months ended September 30, 2007. The stock-based compensation expense related to employees or director stock options recognized for the nine months ended September 30, 2007 was $469,000, of which $144,000 was recorded under general and administrative expenses and $325,000 was recorded under selling and distribution expenses in our consolidated statements of operation. The stock-based compensation expense related to employees or director stock options recognized for the nine months ended September 30, 2006 was $97,000 which was recorded under general and administrative expenses in our consolidated statements of operation. Basic and dilutive income per share for the three months and nine months ended September 30, 2006 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the three months and nine months ended September 30, 2007 was decreased by $0.01 from $0.06 to $0.05 by the additional stock-based compensation recognized.

         The total intrinsic value of options exercised for the three months and nine months ended September 30, 2007 and 2006 was $0. Cash received from stock options exercised for the three months and nine months ended September 30, 2007 and 2006 was $0. The total fair value of shares vested for the nine months ended September 30, 2007 and 2006 were approximately $388,000 and $0, respectively.

         As of September 30, 2007, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.7 years.

         When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2007, we had 69.5 million shares of authorized, unissued shares of common stock.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2007            2006
                                                   ------------    ------------
U.S. trade accounts receivable .................   $  3,455,825    $  2,975,840
Foreign trade accounts receivable ..............     17,117,999      16,986,357
Factored accounts receivable ...................     30,473,197      29,697,935
Other receivables ..............................        157,145         496,253
Allowance for returns, discounts and bad debts..     (2,193,884)     (2,076,858)
                                                   ------------    ------------
                                                   $ 49,010,282    $ 48,079,527
                                                   ============    ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.       INVENTORY

         Inventory consists of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2007           2006
                                                     ------------   ------------
Raw materials - fabric and trim accessories.. ....   $  1,431,885   $  3,271,610
Work in process ..................................          1,155           --
Finished goods shipments-in-transit ..............      3,332,339      7,331,422
Finished goods ...................................      6,147,626      7,171,071
                                                     ------------   ------------
                                                     $ 10,913,005   $ 17,774,103
                                                     ============   ============


6.       NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. ("Solticio"), and Acabados y Cortes Textiles, S.A. de C.V. ("Acotex"), issued us unsecured promissory notes of $3,910,000 that matured on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes were payable in partial or total amounts anytime prior to the maturity of each note. The secured notes were secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and were not making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006.

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex"). On July 19, 2007, the parties amended the letter agreement. Pursuant to the agreement, as amended, Tavex had the right and option (but not an obligation), at any time on or prior to September 1, 2007, to pay to Tarrant Luxembourg an aggregate of U.S. $17.75 million in cash, whereupon, among other things:

         o Tarrant Luxembourg would terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes;

         o Tarrant Luxembourg and the Sellers would terminate all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

         o Tarrant Luxembourg would agree to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg would deliver an irrevocable letter of credit for the full purchase price.

         During the option period, we agreed that we would not seek to enforce the Solticio and Acotex promissory notes, including by taking action with respect to the collateral, nor would we enter into any agreement with a third party that would adversely affect Tavex's rights under the agreement. The Sellers also agreed during the option period, to work exclusively with Tavex in

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

respect of the payment of the Solticio and Acotex promissory notes and the other transactions contemplated by the letter agreement, and not to enter into any agreement with any person other than Tavex with respect to the payment and/or assignment of the Solticio and Acotex promissory notes and the transactions contemplated by the agreement.

         On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement described above. In return for the Tavex's payment of $17.75 million, we have taken the following actions pursuant to the terms of the agreement:

         o Tarrant Luxembourg terminated the Solticio and Acotex promissory notes described above and released the Sellers from any further obligations thereunder, and terminated and released all liens on the collateral securing those notes;

         o Tarrant Luxembourg and the Sellers terminated all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

         o        Tarrant Luxembourg agreed to purchase from Tavex at least U.S.
                  $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg agreed to deliver an irrevocable letter of credit for the full purchase price.

         Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million on our consolidated statements of operations as other income in the third quarter of 2007. We have placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement.

7.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million; and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. The guaranteed annual minimum royalty for 2007 is $760,000. At September 30, 2007, the total commitment on royalties remaining on the term was $7.8 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC ("MMG"), the sourcing arm of Federated
Department Stores, to supply MMG with American Rag CIE, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by MMG exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in select Macy's locations and is currently available in approximately 600 Macy's stores nationally. The investment in American Rag CIE, LLC totaling $2.3 million at September 30, 2007, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the nine month ended September 30, 2007 is as follows:

                 Balance as of December 31, 2006    $2,151,061
                 Share of income ................      141,644
                 Distribution ...................         --
                                                    ----------
                 Balance as of September 30, 2007   $2,292,705
                                                    ==========

         We hold a 45% member interest in American Rag. The remaining 55% owners are an unrelated third party who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of "American Rag". The royalty income paid by us to American Rag is

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

considered other income and is ancillary to the primary operations. We do not have sole decision-making ability. Day to day management of American Rag is effectively controlled by one of the 55% owners.

         We do not expect to receive a guaranteed return on our investment. We determined that we were not the primary beneficiary of American Rag under FIN
46. In June 2006, we signed a guarantee of certain liabilities of American Rag CIE to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or (B) $675,000, which guarantee was re-affirmed in September 2007. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46. In our analysis, we determined that consolidation under FIN 46 is still not appropriate. Our variable interest will not absorb a majority of the VIE's expected losses. We record its proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond its 45% investment interest. Additionally, we do not expect to receive a majority of the entity's expected residual returns, other than their 45% ownership interest.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

9.       DEBT

         Short-term bank borrowings consist of the following:

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2007           2006
                                                           ------------   ------------
Import trade bills payable - DBS Bank and Aurora Capital   $  5,570,374   $  5,844,887
Bank direct acceptances - DBS Bank .....................      1,582,187      3,368,054
Other Hong Kong credit facilities - DBS Bank ...........      5,532,095      4,483,241
                                                           ------------   ------------
                                                           $ 12,684,656   $ 13,696,182
                                                           ============   ============

         Long-term obligations consist of the following:

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2007            2006
                                                         ------------    ------------
Equipment financing ..................................   $     14,519    $     38,148
Credit facility - Guggenheim, net ....................           --        11,212,724
Debt facility and factoring agreement - GMAC CF ......     11,289,141      19,553,755
                                                         ------------    ------------
                                                           11,303,660      30,804,627
Less current portion .................................    (11,303,660)    (19,586,565)
                                                         ------------    ------------
                                                         $       --      $ 11,218,062
                                                         ============    ============


IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         Since March 2003, DBS Bank (Hong Kong) Limited ("DBS") had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million at September 30, 2007) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman; and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 8.75% per annum at September 30, 2007. As of September 30, 2007, $188,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.25% per annum at September 30, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.38% per annum at September 30, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd
Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2007. As of September 30, 2007, $11.8 million was outstanding under this facility. In addition, $9.5 million of open letters of credit were outstanding and $3.7 million was available for future borrowings as of September 30, 2007.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         As of September 30, 2007, the total balance outstanding under the DBS Bank credit facilities was $11.8 million (classified above as follows: $4.7 million in import trade bills payable, $1.6 million in bank direct acceptances and $5.5 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of September 30, 2007, $870,000 was outstanding under this facility (classified above under import trade bills payable) and $765,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

EQUIPMENT FINANCING

         We had three equipment loans outstanding at September 30, 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007. The second loan bears interest at 6.15% payable in installments through 2007 and the third loan bears interest at 4.75% payable in installments through 2008. As of September 30, 2007, $15,000 was outstanding under these loans.

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

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. On November 2, 2007, the minimum level of EBITDA for September 30, 2007 was amended. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.25% per annum at September 30, 2007. As of September 30, 2007, we were in compliance with the covenants, as amended. A total of $11.3 million was outstanding with respect to receivables factored under the GMAC CF facility at September 30, 2007.

CREDIT FACILITY FROM GUGGENHEIM CORPORATE FUNDING LLC AND WARRANTS

         On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC ("Guggenheim"), as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding,

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million was available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans become due and payable in December 2010. Interest under this facility was payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility are secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness.

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. These warrants are exercisable for 3,500,000 shares, and the remaining 357,143 shares of the warrants will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim was included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million was recorded as debt discount, both of them were amortized over the life of the loan. For the nine months ended September 30, 2007, $906,000 was amortized.

         Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. This warrant is exercisable for 70,000 shares, and the remaining 7,143 shares of this warrant will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 was included in the deferred financing cost, and was amortized over the life of the loan. For the nine months ended September 30, 2007, $59,000 was amortized.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

         On September 26, 2007, we repaid in full the term loan of $15.5 million outstanding under the Guggenheim credit facility. Upon paying off the loan, the unamortized loan fee paid to Guggenheim of $401,000 and the unamortized value of the warrants to purchase 3.5 million shares of our common stock of $3.5 million was expensed. The unamortized loan fee paid to Durham of $178,000 and the unamortized value of the warrants to purchase 70,000 shares of our common stock of $75,000 was also expensed. Other unamortized expenses of $822,000 related to obtaining the loan were also expensed. All the above expenses amounted to $5.0 million were recorded on our consolidated statements of operations as other expense in the third quarter of 2007. On November 2, 2007 we executed a payoff letter with Guggenheim and the lenders, which released all liens held by Guggenheim and the lenders.

         The credit facility with GMAC CF prohibits us from paying dividends or other distributions on our common stock. In addition, the credit facility with GMAC CF prohibits our subsidiaries that are borrowers under the facility from paying dividends or other distributions to us, and the credit facility with DBS prohibits our Hong Kong facilities from paying any dividends or other distributions or advances to us.

10.      DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

         We use forward currency contracts to manage risks generally associated with foreign exchange rate. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. At September 30, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in an impact of $196,000 in our consolidated statements of operations in the nine months of September 30, 2007.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an IRS audit for the years including 1996 through 2002 and State of New York audit for the years 2002 to 2005 but are not being audited for other states or non-U.S. income tax examinations for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $7.8 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. In the third quarter of 2007, the unrecognized tax benefits related to IRS and the associated state liabilities had been adjusted to $8.4 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. During the third quarter of 2007, we derecognized a previous uncertain tax position through negotiations with the state tax jurisdiction. The negotiated settlement resulted in a decrease of $1.4 million in unrecognized tax benefits and $1.0 million in penalties. After the above adjustments, the total unrecognized tax

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

benefits as of September 30, 2007 were $8.4 million. As of September 30, 2007, the accrued interest and penalties were $7.5 million and $142,000, respectively, excluding any related income tax benefits.

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

13.      NET INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                          ---------------------------    ---------------------------
                                              2007           2006            2007           2006
                                          ------------   ------------    ------------   ------------
Basic EPS Computation:
Numerator .............................   $  1,614,647   $(25,352,414)   $  1,422,991   $(23,904,758)
Denominator:
Weighted average common shares
outstanding ...........................     30,543,763     30,543,763      30,543,763     30,546,217
                                          ------------   ------------    ------------   ------------

Basic EPS .............................   $       0.05          (0.83)   $       0.05          (0.78)
                                          ============   ============    ============   ============

Diluted EPS Computation:
Numerator .............................   $  1,614,647   $(25,352,414)   $  1,422,991    (23,904,758)
Denominator:
Weighted average common share
outstanding ...........................     30,543,763     30,543,763      30,543,763     30,546,217
Options ...............................           --             --               112           --
                                          ------------   ------------    ------------   ------------

Total shares ..........................     30,543,763     30,543,763      30,543,875     30,546,217
                                          ------------   ------------    ------------   ------------

Diluted EPS ...........................   $       0.05   $      (0.83)   $       0.05   $      (0.78)
                                          ============   ============    ============   ============

         Only 112 shares of outstanding options were included in the computation of income per share in the nine months ended September 30, 2007 as the exercise prices of the remaining shares were greater than the average market price for the nine months ended September 30, 2007. All options were excluded in the computation of income per share in the three months ended September 30, 2007 as the exercise prices of the remaining shares were greater than the average market price for the three months ended September 30, 2007. All options were excluded from the computation of net loss per share in the three months and nine months ended September 30, 2006 as the impact would be anti-dilutive. All warrants were excluded from the computation of net income (loss) per share in the three months and nine months ended September 30, 2007 and 2006, as the exercise prices of the warrants were greater than the average market price for the three months and nine months ended September 30, 2007 and 2006. The following table presents potentially dilutive securities that were not included in the computation of income (loss) per share:

                                        AS OF SEPTEMBER 30,
                                     -----------------------
                                        2007         2006
                                     ----------   ----------
                   Options .......    8,299,347    7,946,859
                   Warrants ......    5,931,732    5,931,732
                                     ----------   ----------
                   Total .........   14,231,079   13,878,591
                                     ==========   ==========

14.      RELATED PARTY TRANSACTIONS

         As of September 30, 2007, related party affiliates were indebted to us in the amounts of $14.2 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2007 was approximately $2,069,000. At September 30, 2007, the entire balance due from Mr. Guez totaling $2.0 million has been shown as reductions to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $120,000 and $129,000 for the nine months ended September 30, 2007 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $252,000 and $226,000 for the nine months ended September 30, 2007 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         Azteca Production International, Inc. ("Azteca") is a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer. We purchased $499,000 and $0 of finished goods, fabric and service from Azteca and its affiliates in the nine months ended September 30, 2007 and 2006, respectively. Our total sales of fabric and service to Azteca in the nine months ended September 30, 2007 and 2006 were $0 and $9,000, respectively.

         At September 30, 2007, Messrs. Guez and Kay beneficially owned 488,400 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. ("Tag-It"), collectively representing approximately 8.0% of Tag-It's common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. We purchased $144,000 and $205,000 of trim from Tag-It in the nine months ended September 30, 2007 and 2006, respectively. Our sales of garment accessories to Tag-It were $76,000 and $39,000 in the nine months ended September 30, 2007 and 2006, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the nine months ended September 30, 2007 were $14.2 million. Net amount due from Azetca and Seven Licensing as of September 30, 2007 and December 31, 2006 was $12.0 million and $7.5 million, respectively.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes were payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and were not making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we had agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric from Acabados y Terminados in the nine months ended September 30, 2007 and 2006. Net amount due from these parties as of September 30, 2007 was $0.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex"). On July 19, 2007, the parties amended the letter agreement. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option under the letter agreement among the parties. In return for the Tavex's payment of $17.75 million, we have taken the following actions pursuant to the terms of the agreement:

         o Tarrant Luxembourg terminated the Solticio and Acotex promissory notes described above and released the Sellers from any further obligations thereunder, and terminated and released all liens on the collateral securing those notes;

         o Tarrant Luxembourg and the Sellers terminated all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

         o        Tarrant Luxembourg agreed to purchase from Tavex at least U.S.
                  $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg agreed to deliver a irrevocable letter of credit for the full purchase price.

         Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million on our consolidated statements of operations as other income in the third quarter of 2007. See Note 6 of the "Notes to Consolidated Financial Statements". We have placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement.

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We paid $847,000 and $807,000 in rent in the nine months ended September 30, 2007 and 2006, respectively, for office and warehouse facilities. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

         On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $225,000 and $125,000 in rental income from this sublease in the nine months ended September 30, 2007 and 2006, respectively.

         At September 30, 2007, we had various employee receivables totaling $228,000 included in due from related parties.

         We believe that each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

15.      COMMITMENTS AND CONTINGENCIES

         In the second quarter of 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

to be recoverable, the unrecoverable portion is charged to expense at that time. At September 30, 2007, the total commitment on royalties remaining on the term was $7.8 million.

         On October 17, 2004, Private Brands, Inc. entered into an agreement with J.S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement had an initial three-year term, and provided we were in compliance with the terms of the agreement, was renewable for one additional two-year term. Minimum net sales were $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provided for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005, Camuto Consulting Group replaced J.S. Brand Management as the master licensor. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, and we had been in litigation with the licensor. See
Note 17 of the "Notes to Consolidated Financial Statements". The licensor refused to accept payments and maintained that the agreement has been terminated. There have been no sales of new products since the licensor started refusing to approve products for manufacture and sale. As a result of this litigation, in 2006 and in the first nine months of 2007, we did not accrue for the payments of minimum royalty, sales royalty and advertising commitment of $4.4 million pursuant to the agreement. In November 2007, we entered into a settlement agreement with the licensor, Jessica Simpson and related parties with respect to the litigation, pursuant to which the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement. As a result, we are no longer required to make the guaranteed payments contemplated under the agreement.

          In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we had agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric in the nine months ended September 30, 2007 and 2006. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option, and this fabric purchase commitment agreement was terminated. Instead, Tarrant Luxembourg agreed to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg agreed to deliver an irrevocable letter of credit for the full purchase price. We have placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. See Note 6 of the "Notes to Consolidated Financial Statements".

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the nine months ended September 30, 2007 were $14.2 million.

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

                                                                ADJUSTMENTS
                                                                    AND
                              UNITED STATES        ASIA         ELIMINATIONS        TOTAL
                              -------------    -------------   -------------    -------------
THREE MONTHS ENDED
SEPTEMBER 30, 2007
Sales .....................   $  63,448,000    $   6,755,000   $        --      $  70,203,000
Inter-company sales .......            --         26,201,000     (26,201,000)            --
                              -------------    -------------   -------------    -------------
Total revenue .............   $  63,448,000    $  32,956,000   $ (26,201,000)   $  70,203,000
                              =============    =============   =============    =============

Income from operations (1).   $   1,797,000    $     864,000   $        --      $   2,661,000
                              =============    =============   =============    =============
Interest income ...........   $      39,000    $        --     $        --      $      39,000
                              =============    =============   =============    =============
Interest expense ..........   $   1,234,000    $      49,000   $        --      $   1,283,000
                              =============    =============   =============    =============
Provision for depreciation
 and amortization .........   $     567,000    $      36,000   $        --      $     603,000
                              =============    =============   =============    =============
Capital expenditures ......   $     135,000    $      69,000   $        --      $     204,000
                              =============    =============   =============    =============


THREE MONTHS ENDED
SEPTEMBER 30, 2006
Sales .....................   $  53,100,000    $   1,545,000   $        --      $  54,645,000
Inter-company sales .......            --         28,221,000     (28,221,000)            --
                              -------------    -------------   -------------    -------------
Total revenue .............   $  53,100,000    $  29,766,000   $ (28,221,000)   $  54,645,000
                              =============    =============   =============    =============

Income (loss)
 from operations (2) ......   $ (25,776,000)   $   1,057,000   $        --      $ (24,719,000)
                              =============    =============   =============    =============
Interest income (3) .......   $     165,000    $        --     $        --      $     165,000
                              =============    =============   =============    =============
Interest expense ..........   $   1,530,000    $      32,000   $        --      $   1,562,000
                              =============    =============   =============    =============
Provision for depreciation
 and amortization .........   $     574,000    $      28,000   $        --      $     602,000
                              =============    =============   =============    =============
Capital expenditures ......   $      31,000    $      36,000   $        --      $      67,000
                              =============    =============   =============    =============


NINE MONTHS ENDED
SEPTEMBER 30, 2007
Sales .....................   $ 171,239,000    $  15,171,000   $        --      $ 186,410,000
Inter-company sales .......            --         87,016,000     (87,016,000)            --
                              -------------    -------------   -------------    -------------
Total revenue .............   $ 171,239,000    $ 102,187,000   $ (87,016,000)   $ 186,410,000
                              =============    =============   =============    =============

Income from operations (4).   $   2,017,000    $   3,236,000   $        --      $   5,253,000
                              =============    =============   =============    =============
Interest income ...........   $     126,000    $       1,000   $        --      $     127,000
                              =============    =============   =============    =============
Interest expense ..........   $   3,707,000    $     139,000   $        --      $   3,846,000
                              =============    =============   =============    =============
Provision for depreciation
 and amortization .........   $   1,693,000    $      98,000   $        --      $   1,791,000
                              =============    =============   =============    =============
Capital expenditures ......   $     249,000    $     227,000   $        --      $     476,000
                              =============    =============   =============    =============

Total assets (5) ..........   $  61,438,000    $ 126,481,000   $ (99,838,000)   $  88,081,000
                              =============    =============   =============    =============


NINE MONTHS ENDED
SEPTEMBER 30, 2006
Sales .....................   $ 172,463,000    $   2,526,000   $        --      $ 174,989,000
Inter-company sales .......            --         89,145,000     (89,145,000)            --
                              -------------    -------------   -------------    -------------
Total revenue .............   $ 172,463,000    $  91,671,000   $ (89,145,000)   $ 174,989,000
                              =============    =============   =============    =============

Income (loss) from
 operations (6) ...........   $ (23,832,000)   $   3,367,000   $        --      $ (20,465,000)
                              =============    =============   =============    =============
Interest income (7) .......   $   1,130,000    $       2,000   $        --      $   1,132,000
                              =============    =============   =============    =============
Interest expense ..........   $   4,537,000    $     159,000   $        --      $   4,696,000
                              =============    =============   =============    =============
Provision for depreciation
 and amortization .........   $   2,302,000    $      82,000   $        --      $   2,384,000
                              =============    =============   =============    =============
Capital expenditures ......   $      63,000    $      67,000   $        --      $     130,000
                              =============    =============   =============    =============

Total assets (8) ..........   $ 101,354,000    $ 117,481,000   $(114,342,000)   $ 104,493,000
                              =============    =============   =============    =============


(1) Income from operations in the U.S. included a loss of $1,416,000 recorded in Luxembourg; of which $1,400,000 related to an inventory reserve taken on fabric which was sold in the subsequent quarter.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(2) Income (loss) from operations in the U.S. included a loss of $27,142,000 recorded in Luxembourg; of which $27,137,000 related to loss on notes receivable - related parties.
(3) Interest income in the U.S. included $28,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes were recorded in Luxembourg.
(4) Income from operations in the U.S. included a loss of $1,418,000 recorded in Luxembourg; of which $1,400,000 related to an inventory reserve taken on fabric which was sold in the subsequent quarter.
(5) Total assets in the U.S. included $585,000 from Luxembourg and $1,318,000 from Mexico.
(6) Income (loss) from operations in the U.S. included a loss of $27,144,000 recorded in Luxembourg; of which $27,137,000 related to loss on notes receivable - related parties.
(7) Interest income in the U.S. included $901,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes were recorded in Luxembourg.
(8) Total assets in the U.S. included $14,001,000 from Luxembourg and $8,509,000 from Mexico.

17.      LITIGATION

JESSICA SIMPSON & CAMUTO CONSULTING GROUP

          On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands, as well as fraud against Camuto Consulting. The complaint was amended to add Vincent Camuto as a defendant and includes nine causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, a claim against Vincent Camuto individually for fraudulent inducement, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the license between those defendants and Camuto Consulting. On or about October 30, 2006, Camuto Consulting, VCJS and Vincent Camuto served their answer to the amended complaint, which included a counterclaim against us for breach of the sublicense agreement and alleged damages of no less than $100 million. With You, Inc. and Jessica Simpson also filed counterclaims against us alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. By Order filed January 17, 2007, the Court granted the motion of With You, Inc. and Ms. Simpson to discontinue all of Ms. Simpson's counterclaims, and her personal counterclaims were dismissed with prejudice. With You, Inc.'s counterclaims remained. On or about February 27, 2007, we served a motion seeking dismissal of two of With You, Inc.'s counterclaims. With You, Inc. did not oppose the motion and by Order dated March 22, 2007, the Court granted our motion, dismissing two of With You, Inc.'s counterclaims. On July 5, 2007, the trial Court denied a motion filed in December 2006 by Camuto Consulting, VCJS and Vincent Camuto to dismiss our claims for declaratory judgment seeking a declaration that the sublicense is exclusive and remains in full force and effect and those aspects of our claims that seek specific performance. In November 2007, we entered into a settlement agreement with Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson with respect to the litigation regarding our previous agreement to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. Pursuant to the settlement agreement, the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement and we received a payment of $3 million.

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

18.      SUBSEQUENT EVENTS

         On November 2, 2007, we terminated our credit agreement, entered into in June 2006 with certain lenders and Guggenheim Corporate Funding, LLC), as administrative agent and collateral agent for the lenders. Previously, on

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

September 26, 2007, we repaid all amounts due under the credit facility with Guggenheim. In connection with the pay-off of this credit facility, Guggenheim and the lenders agreed to waive the early prepayment penalty provided for in the credit agreement and the credit agreement and other loan documents have been terminated.

         In November 2007, we entered into a settlement agreement with Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson with respect to the litigation regarding our previous agreement to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. See
Note 17 of the "Notes to Consolidated Financial Statements". Pursuant to the settlement agreement, the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement and we received a payment of $3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the quarterly periods and year to date ended September 30, 2007 and 2006. Except for historical information, the matters discussed in this management's discussion and analysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Item 1A. Risk Factors" in Part II of this Form 10-Q.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy's Merchandising Group, New York & Co., Kohl's, Chico's, Mervyn's, Mothers Work, the Avenue, Wal-Mart, Charlotte Russe and Lane Bryant. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts and other tops and jackets. Our private brands include American Rag CIE and Alain Weiz.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first nine months of 2007 were $154.3 million compared to $135.8 million in the first nine months of 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first nine months of 2007 were $32.1 million compared to $39.2 million in the first nine months of 2006. At September 30, 2007, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag CIE brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag CIE branded apparel totaled $31.6 million in the first nine months of 2007 compared to $23.1 million in the first nine months of 2006.

         o ALAIN WEIZ: We have previously sold Alan Weiz apparel exclusively to Dillard's Department Stores. Net sales of Alain Weiz branded apparel totaled $4.6 million in the first nine months of 2006. From January 1, 2007, we may sell our licensed brand "Alain Weiz" to specialty stores and department stores. There were no sales in the first nine months of 2007.

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

NOTES RECEIVABLE - RELATED PARTY RESERVE

         In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. ("Solticio"), and Acabados y Cortes Textiles, S.A. de C.V. ("Acotex"), issued us unsecured promissory notes of $3,910,000 that matured on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes were payable in partial or total amounts anytime prior to the maturity of each note. The secured notes were secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and were not making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a net notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006.

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V., and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. On July 19, 2007, the parties amended the letter agreement. Pursuant to the agreement, as amended, Tavex has the right and option (but not an obligation), at any time on or prior to September 1, 2007, to pay to Tarrant Luxembourg an aggregate of U.S. $17.75 million in cash, whereupon, among other things:

o Tarrant Luxembourg would terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes;

o Tarrant Luxembourg and the Sellers would terminate all other executory obligations among the parties, including any obligation of ours to purchase fabric from Solticio and Acotex; and

o Tarrant Luxembourg would agree to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg would deliver a irrevocable letter of credit for the full purchase price.

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

         On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement described above. In return for the Tavex's payment of $17.75 million, we have taken the following actions pursuant to the terms of the agreement:

         o Tarrant Luxembourg terminated the Solticio and Acotex promissory notes described above and released the Sellers from any further obligations thereunder, and terminated and released all liens on the collateral securing those notes;

         o Tarrant Luxembourg and the Sellers terminated all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

         o        Tarrant Luxembourg agreed to purchase from Tavex at least U.S.
                  $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg agreed to deliver an irrevocable letter of credit for the full purchase price.

         Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million on our consolidated statements of operations as other income in the third quarter of 2007. We have placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement.

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

         As of September 30, 2007, the balance in the allowance for returns, discounts and bad debts reserves was $2.2 million.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of September 30, 2007, we have a goodwill balance of $8.6 million, and a net property and equipment balance of $1.6 million.

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

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an IRS audit for the years including 1996 through 2002 and State of New York audit for the years 2002 to 2005 but are not being audited for other states or non-U.S. income tax examinations for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $7.8 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. In the third quarter of 2007, the unrecognized tax benefits related to IRS and the associated state liabilities had been adjusted to $8.4 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. During the third quarter of 2007, we derecognized a previous uncertain tax position through negotiations with the state tax jurisdiction. The negotiated settlement resulted in a decrease of $1.4 million in unrecognized tax benefits and $1.0 million in penalties. After the above adjustments, the total unrecognized tax benefits as of September 30, 2007 were $8.4 million. As of September 30, 2007, the accrued interest and penalties were $7.5 million and $142,000, respectively, excluding any related income tax benefits.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 1996 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 9 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of September 30, 2007, we were in compliance of covenants, as amended.

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 11 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                              -------------------------     -------------------------
                                                 2007           2006           2007           2006
                                              ----------     ----------     ----------     ----------
Total net sales ...........................        100.0%         100.0%         100.0%         100.0%
Total cost of sales .......................         81.6           78.4           79.7           78.9
                                              ----------     ----------     ----------     ----------
Gross profit ..............................         18.4           21.6           20.3           21.1
Selling and distribution expenses .........          5.3            4.7            5.7            4.7
General and administration expenses .......          8.7           12.0           10.1           11.4
Royalty expenses ..........................          0.6            0.5            0.6            1.2
Loss on notes receivable - related parties          --             49.7           --             15.5
Terminated acquisition expenses ...........         --             --              1.1           --
                                              ----------     ----------     ----------     ----------
Income (loss) from operations .............          3.8          (45.3)           2.8          (11.7)
Interest expense ..........................         (1.8)          (2.8)          (2.1)          (2.7)
Interest Income ...........................          0.1            0.3            0.1            0.7
Interest in income (loss) of equity method
   investee ...............................          0.0            0.0            0.1            0.1
Other income ..............................          5.5            0.2            2.2            0.1
Adjustment to fair value of derivative ....         (0.0)           1.3            0.1            0.3
Other expense .............................         (7.1)          (0.0)          (2.7)          (0.2)
                                              ----------     ----------     ----------     ----------
Income (loss) before provision (credit) for
   income taxes ...........................          0.5          (46.3)           0.5          (13.4)
Provision (credit) for income taxes .......         (1.8)           0.1           (0.3)           0.2
Minority interest in consolidated
   subsidiary .............................          0.0            0.0            0.0            0.0
                                              ----------     ----------     ----------     ----------
Net income (loss) .........................          2.3%         (46.4)%          0.8%         (13.6)%
                                              ==========     ==========     ==========     ==========


THIRD QUARTER 2007 COMPARED TO THIRD QUARTER 2006

         Net sales increased by $15.6 million, or 28.5%, to $70.2 million in the third quarter of 2007 from $54.6 million in the third quarter of 2006. Sales of private label in the third quarter of 2007 were $58.2 million compared to $46.1 million in the same period of 2006 with the increase resulting primarily from increased sales to New York & Co and Seven Licensing in the third quarter of 2007. Sales of private brands in the third quarter of 2007 were $12.0 million compared to $8.5 million in the same period of 2006 with the increase resulting primarily from increased sales of American Rag brand to Macy's Merchandising Group in the third quarter of 2007.

         Gross profit consists of net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit increased by $1.1 million to $12.9 million in the third quarter of 2007 from $11.8 million in the third quarter of 2006. The increase in gross profit occurred primarily because of the increase in sales. As a percentage of net sales, gross profit decreased from 21.6% in the third quarter of 2006 to 18.4% in the third quarter of 2007. The decrease in gross margin in the third quarter of 2007 was due primarily to an inventory reserve of $1.4 million taken on fabric which was sold in the subsequent quarter.

         Selling and distribution expenses increased by $1.2 million, or 46.2%, to $3.8 million in the third quarter of 2007 from $2.6 million in the third quarter of 2006. As a percentage of net sales, these expenses increased to 5.3% in the third quarter of 2007 from 4.7% in the third quarter of 2006. The increase in selling and distribution expenses was primarily due to overhead related to a new label and increased advertising expenses during the third quarter of 2007.

         General and administrative expenses decreased by $440,000, or 6.7%, to $6.1 million in the third quarter of 2007 from $6.6 million in the third quarter of 2006. As a percentage of net sales, these expenses decreased to 8.7% in the third quarter of 2007 from 12.0% in the third quarter of 2006.

         Royalty expenses increased by $158,000, or 59.9%, to $421,000 in the third quarter of 2007 from $264,000 in the third quarter of 2006. The increase was primarily due to an increase in sales under American Rag brand in the third quarter of 2007. As a percentage of net sales, these expenses increased to 0.6% in the third quarter of 2007 from 0.5% in the third quarter of 2006.

         Loss on notes receivable - related parties was $27.1 million, or 49.7% of net sales, in the third quarter of 2006, compared to $0 in the third quarter of 2007. During the third quarter of 2006, the purchasers of the Mexico assets ceased providing fabric and were not making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 6 of the "Notes to Consolidated Financial Statements".

         Operating income in the third quarter of 2007 was $2.7 million, or 3.8% of net sales, compared to operating loss of $24.7 million, or (45.3)% of net sales, in the comparable period of 2006, because of the factors discussed above.

         Interest expense decreased by $280,000, or 17.9%, to $1.3 million in the third quarter of 2007 from $1.6 million in the third quarter of 2006. As a percentage of net sales, this expense decreased to 1.8% in the third quarter of 2007 from 2.8% in the third quarter of 2006. Interest income decreased by $126,000, or 76.1%, to $39,000 in the third quarter of 2007 from $165,000 in the third quarter of 2006.

         Interest in income (loss) of equity method investee was $15,000 in the third quarter of 2007, compared to $(7,000) in the third quarter of 2006. Interest in income (loss) of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag CIE" and the operator of American Rag retail stores. Other income was $3.9 million in the third quarter of 2007, compared to $109,000 in the third quarter of 2006. Other income in the third quarter of 2007 included a gain of $3.8 million on notes receivable - related parties. See Note 6 of the "Notes to Consolidated Financial Statements". Adjustment to fair value of derivative was $729,000 in the third quarter of 2006, compared to $0 in the third quarter of 2007. Other expense was $5.0 million in the third quarter of 2007, compared to $0 in the third quarter of 2006. Other expense in the third quarter of 2007 included $5.0 million of expenses of financing and related costs and the remaining value of the warrants to credit facility and placement agent upon repaying our term loan in full. See
Note 9 of the "Notes to Consolidated Financial Statements".

         Loss allocated to minority interest in the third quarter of 2007 was $3,000, compared to $14,000 in the third quarter of 2006, representing the minority partner's share of losses in PBG7.

FIRST NINE MONTHS OF 2007 COMPARED TO FIRST NINE MONTHS OF 2006

         Net sales increased by $11.4 million, or 6.5%, to $186.4 million in the first nine months of 2007 from $175.0 million in the first nine months of 2006. Sales of private label in the first nine months of 2007 were $154.3 million compared to $135.8 million in the same period of 2006, with the increase resulting primarily from increased sales to New York & Co and Seven Licensing, and partially offset by decreased sales to Kohl's and Mervyn's in the first nine months of 2007. Sales of private brands in the first nine months of 2007 were $32.1 million compared to $39.2 million in the same period of 2006. The decline in private brands sales was the result of sales of Alain Weiz, Jessica Simpson and House of Dereon brands in the first nine months of 2006, compared to no such sales in the first nine months of 2007, and partially offset by an increase in sales of American Rag brand to Macy's Merchandising Group in the first nine months of 2007.

         Gross profit consists of net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit increased by $867,000 to $37.8 million in the first nine months of 2007 from $37.0 million in the first nine months of 2006. The increase in gross profit occurred primarily because of the increase in sales. As a percentage of net sales, gross profit decreased from 21.1% in the first nine months of 2006 to 20.3% in the first nine months of 2007. The decrease in gross margin in the current period is primarily attributable to an inventory reserve of $1.4 million taken on fabric which was sold in the subsequent quarter.

         Selling and distribution expenses increased by $2.2 million, or 27.1%, to $10.5 million in the first nine months of 2007 from $8.3 million in the first nine months of 2006. As a percentage of net sales, these expenses increased from 4.7% for the first nine months of 2006 to 5.7% for the first nine months of 2007. The increase in selling and distribution expenses was primarily due to overhead related to a new label and increased advertising expenses during the first nine months of 2007.

         General and administrative expenses decreased by $1.1 million, or 5.4%, to $18.8 million in the first nine months of 2007 from $19.9 million in the first nine months of 2006. As a percentage of net sales, these expenses decreased to 10.1% in the first nine months of 2007 from 11.4% in the first nine months of 2006. General and administrative expenses in the first nine months of 2006 included $284,000 of expenses of financing cost paid to the placement agent and the remaining value of the warrants to placement agent and $171,000 of prepayment penalty paid to the debenture holders as a result of the repayment of the debentures in June 2006.

         Royalty and marketing allowance expenses decreased by $887,000, or 42.2%, to $1.2 million in the first nine months of 2007 from $2.1 million in the first nine months of 2006. As a percentage of net sales, these expenses decreased to 0.6% in the first nine months of 2007 from 1.2% in the first nine months of 2006 due to royalties on sales under the licensed Jessica Simpson and Alain Weiz brands in the first nine months of 2006, for which there were no such sales in the first nine months of 2007, and partially offset by an increase in sales under American Rag brand in the first nine months of 2007.

         Loss on notes receivable - related parties was $27.1 million, or 15.5% of net sales, in the first nine months of 2006, compared to $0 in the first nine months of 2007. During the third quarter of 2006, the purchasers of the Mexico assets ceased providing fabric and were not making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 6 of the "Notes to Consolidated Financial Statements".

         Terminated acquisition expenses in the first nine months of 2007 were $2.0 million, or 1.1% of net sales, compared to no such expense in the first nine months of 2006. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other due diligence fees incurred in connection with the proposed acquisition of The Buffalo Group, which transaction was mutually terminated on April 19, 2007.

         Operating income for the first nine months of 2007 was $5.3 million, or 2.8% of net sales, compared to operating loss of $20.5 million, or (11.7)% of net sales, in the comparable prior period of 2006 as a result of the factors discussed above.

         Interest expense decreased by $851,000 or 18.1%, to $3.8 million in the first nine months of 2007 from $4.7 million in the first nine months of 2006. As a percentage of net sales, interest expense decreased to 2.1% in the first nine months of 2007 from 2.7% in the first nine months of 2006. The decrease was primarily due to expensing $711,000 in the nine months of 2006 of debt discount related to the intrinsic value of the conversion option of debentures and the remaining value of the warrants issued to holders of debentures as a result of the repayment of the debentures in June 2006. Interest income decreased by $1.0 million, or 88.7%, to $127,000 in the first nine months of 2007 from $1.1 million in the first nine months of 2006. The decrease in interest income was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico in the first nine months of 2006, but no such income in the first nine months of 2007.

         Interest in income of equity method investee was $142,000 in the first nine months of 2007, compared to $103,000 in the first nine months of 2006. Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag CIE" and the operator of

American Rag retail stores. Other income was $4.0 million in the first nine months of 2007, compared to $233,000 in the first nine months of 2006. Other income in the first nine months of 2007 included a gain of $3.8 million on notes receivable - related parties. See Note 6 of the "Notes to Consolidated Financial Statements". Adjustment to fair value of derivative was $196,000 in the first nine months of 2007, compared to $511,000 in the first nine months of 2006. Other expense was $5.0 million in the first nine months of 2007, compared to $400,000 in the first nine months of 2006. Other expense in the first nine months of 2007 included $5.0 million of expenses of financing and related costs and the remaining value of the warrants to credit facility and placement agent upon repaying our term loan in full. See Note 9 of the "Notes to Consolidated Financial Statements".

         Loss allocated to minority interest in the nine months of 2007 was $4,000, representing the minority partner's share of losses in PBG7. Loss allocated to minority interest in the first nine months of 2006 was $18,000.

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

         As of September 30, 2007, we had $1.6 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This represented an increase of $740,000 or 81.8% compared to a total of $905,000 as of December 31, 2006.

         In September 2007, we repaid in full the outstanding term loan due under our credit facility with Guggenheim Corporate Funding, LLC, as agent. We used proceeds received from Tavex upon exercise of its option with respect to the notes receivable to repay the term loan.

         Cash flows for the nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

CASH FLOWS:                                                2007          2006
                                                         --------      --------
Net cash provided by operating activities ..........     $  4,083      $ 10,297
Net cash provided by investing activities ..........     $ 21,456      $  1,125
Net cash used in financing activities ..............     $(24,800)     $(12,087)

         During the first nine months of 2007,  net cash  provided by  operating activities  was $4.1  million,  as  compared to net cash  provided by  operating activities of $10.3 million for the same period in 2006. Net cash provided by operating activities in the first nine months of 2007 resulted primarily from a net income of $1.4 million, a decrease of inventory of $6.9 million, depreciation and amortization expense of $1.8 million and a $2.0 million due diligence fees expensed in connection with termination of our proposed acquisition of The Buffalo Group offset by a decrease of accounts payable of $3.7 million and a $3.8 million gain on notes receivable.

         During the first nine months of 2007, net cash provided by investing activities was $21.5 million, as compared to net cash provided by investing activities of $1.1 million for the same period in 2006. Net cash provided by investing activities in the first nine months of 2007 resulted primarily from $17.8 million proceeds from notes receivable and a return of $4.8 million of deposit offset by approximately $700,000 of due diligence fees incurred in connection with previously proposed acquisition of The Buffalo Group.

         During the first nine months of 2007, net cash used in financing activities was $24.8 million, as compared to net cash used in financing activities of $12.1 million for the same period in 2006. Net cash used in financing activities in the first nine months of 2007 resulted primarily from the re-payment of $15.5 million of our term loan, $8.3 million of our long-term bank borrowings and $1.0 million on our short-term bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of September 30, 2007 (in millions):

                                                               PAYMENTS DUE BY PERIOD
                                              ---------------------------------------------------------
                                                          Less than    Between     Between      After
CONTRACTUAL OBLIGATIONS                         Total      1 year     2-3 years   4-5 years    5 years
-------------------------------------------   ---------   ---------   ---------   ---------   ---------
Long-term debt (1) ........................   $    12.2   $    12.2   $    --     $    --     $    --
Operating leases ..........................         8.0         1.5         2.6         1.9         2.0
Minimum royalties (2) .....................        13.9         6.9         2.1         2.8         2.1
Purchase commitment .......................         1.3         1.3        --          --          --
                                              ---------   ---------   ---------   ---------   ---------
Total Contractual Cash Obligations.. ......   $    35.4   $    21.9   $     4.7   $     4.7   $     4.1

(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of September 30, 2007, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $933,000.
(2) Includes minimum royalties of $6.1 million under the agreement with the licensor of the Jessica Simpson brands. In November 2007, we entered into a settlement agreement with the licensor, Jessica Simpson and related parties with respect to the litigation, pursuant to which the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement. As a result, we are no longer required to make the guaranteed payments contemplated under the agreement.

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

         Since March 2003, DBS Bank (Hong Kong) Limited had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million at September 30, 2007) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman; and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 8.75% per annum at September 30, 2007. As of September 30, 2007, $188,000 was outstanding under this tax loan.

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 8.25% per annum at September 30, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.38% per annum at September 30, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd
Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006, interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2007. As of September 30, 2007, $11.8 million was outstanding under this facility. In addition, $9.5 million of open letters of credit were outstanding and $3.7 million was available for future borrowings as of September 30, 2007.

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

         On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. On November 2, 2007, the minimum level of EBITDA for September 30, 2007 was amended. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.25% per annum at September 30, 2007. As of September 30, 2007, we were in compliance with the covenants, as amended. A total of $11.3 million was outstanding with respect to receivables factored under the GMAC CF facility at September 30, 2007.

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

         On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC, as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding, to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million was available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans become due and payable in December 2010. Interest under this facility was payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility are secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness.

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. These warrants are exercisable for 3,500,000, and the remaining 357,143 shares of the warrants will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim was included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million was recorded as debt discount, both of them were amortized over the life of the loan. For the nine months ended September 30, 2007, $906,000 was amortized.

         Durham Capital Corporation acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. This warrant is exercisable for 70,000 shares, and the remaining 7,143 shares of this warrant will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 was included in the deferred financing cost, and was amortized over the life of the loan. For the nine months ended September 30, 2007, $59,000 was amortized.

         On September 26, 2007, we repaid in full the term loan of $15.5 million outstanding under the Guggenheim credit facility. Upon paying off the loan, the unamortized loan fee paid to Guggenheim of $401,000 and the unamortized value of the warrants to purchase 3.5 million shares of our common stock of $3.5 million was expensed. The unamortized loan fee paid to Durham of $178,000 and the unamortized value of the warrants to purchase 70,000 shares of our common stock of $75,000 was also expensed. Other unamortized expenses of $822,000 related to obtaining the loan were also expensed. All the above expenses amounted to $5.0 million were recorded on our consolidated statements of operations as other expense in the third quarter of 2007. On November 2, 2007, we executed a payoff letter with Guggenheim and the lenders, which released all liens held by Guggenheim and the lenders.

         The credit facility with GMAC CF prohibits us from paying dividends or other distributions on our common stock. In addition, the credit facility with GMAC CF prohibits our subsidiaries that are borrowers under the facility from paying dividends or other distributions to us, and the credit facility with DBS prohibits our Hong Kong facilities from paying any dividends or other distributions or advances to us.

         We had three equipment loans outstanding at September 30, 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007. The second loan bears interest at 6.15% payable in installments through 2007 and the third loan bears interest at 4.75% payable in installments through 2008. As of September 30, 2007, $15,000 was outstanding under the three remaining loans.

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of September 30, 2007, $870,000 was outstanding under this facility and $765,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $7.8 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets. We may seek to finance future capital investment programs through various methods, including, but not limited to, borrowings under our bank credit facilities, issuance of long-term debt, sales of equity securities, leases and long-term financing provided by the sellers of facilities or the suppliers of certain equipment used in such facilities.

         We do not believe that the moderate levels of inflation in the United States in the last three years have had a significant effect on net sales or profitability.

RELATED PARTY TRANSACTIONS

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we leased office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $847,000 and $807,000 in rent in the nine months ended September 30, 2007 and 2006, respectively, for office and warehouse facilities. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

         On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $225,000 and $125,000 in rental income from this sublease in the nine months ended September 30, 2007 and 2006, respectively.

         In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes were payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and were not making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we had agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase fabric from Acabados y Terminados in the nine months ended September 30, 2007 and 2006. Net amount due from these parties as of September 30, 2007 was $0.

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex"). On July 19, 2007, the parties amended the letter agreement. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option under the letter agreement among the parties. In return for the Tavex's payment of $17.75 million, we have taken the following actions pursuant to the terms of the agreement:

         o Tarrant Luxembourg terminated the Solticio and Acotex promissory notes described above and released the Sellers from any further obligations thereunder, and terminated and released all liens on the collateral securing those notes;

         o Tarrant Luxembourg and the Sellers terminated all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

         o        Tarrant Luxembourg agreed to purchase from Tavex at least U.S.
                  $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg agreed to deliver an irrevocable letter of credit for the full purchase price.

         Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million on our consolidated statements of operations as other income in the third quarter of 2007. See Note 6 of the "Notes to Consolidated Financial Statements". We have placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement.

         From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2007 was approximately $2,069,000. At September 30, 2007, the entire balance due from Mr. Guez totaling $2.0 million is payable on demand and has been shown as reductions to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $120,000 and $129,000 for the nine months ended September 30, 2007 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $252,000 and $226,000 for the nine months ended September 30, 2007 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         Azteca Production International, Inc. is a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer. We purchased $499,000 and $0 of finished goods, fabric and service from Azteca and its affiliates in the nine months ended September 30, 2007 and 2006, respectively. Our total sales of fabric and service to Azteca in the nine months ended September 30, 2007 and 2006 were $0 and $9,000, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the nine months ended September 30, 2007 and 2006 were $14.2 million. Net amount due from Azetca and Seven Licensing as of September 30, 2007 and December 31, 2006 was $12.0 million and $7.5 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At September 30, 2007, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of September 30, 2007, we had $884,000 of fixed-rate borrowings and $23.1 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $231,000 on our variable-rate borrowings.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2007, the end of the period covered by this report. Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN CONTROLS AND PROCEDURES

         During the third quarter ended September 30, 2007, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On or about April 6, 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned Tarrant Apparel Group v. Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserts that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands, as well as fraud against Camuto Consulting. The complaint was amended to add Vincent Camuto as a defendant and includes nine causes of action, including two seeking a declaration that the sublicense agreement is exclusive and remains in full force and effect, as well as claims for breach of contract, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, a claim against Vincent Camuto individually for fraudulent inducement, and a claim against With You, Inc. and Ms. Simpson that we are an intended third party beneficiary of the license between those defendants and Camuto Consulting. On or about October 30, 2006, Camuto Consulting, VCJS and Vincent Camuto served their answer to the amended complaint, which included a counterclaim against us for breach of the sublicense agreement and alleged damages of no less than $100 million. With You, Inc. and Jessica Simpson also filed counterclaims against us alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. By Order filed January 17, 2007, the Court granted the motion of With You, Inc. and Ms. Simpson to discontinue all of Ms. Simpson's counterclaims, and her personal counterclaims were dismissed with prejudice. With You, Inc.'s counterclaims remained. On or about February 27, 2007, we served a motion seeking dismissal of two of With You, Inc.'s counterclaims. With You, Inc. did not oppose the motion and by Order dated March 22, 2007, the Court granted our motion, dismissing two of With You, Inc.'s counterclaims. On July 5, 2007, the trial Court denied a motion filed in December 2006 by Camuto Consulting, VCJS and Vincent Camuto to dismiss our claims for declaratory judgment seeking a declaration that the sublicense is exclusive and remains in full force and effect and those aspects of our claims that seek specific performance. In November 2007, we entered into a settlement agreement with Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson with respect to the litigation regarding our previous agreement to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. Pursuant to the settlement agreement, the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement and we received a payment of $3 million.

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

         Three customers accounted for approximately 43% of our net sales in first nine months of 2007. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

         In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. We are currently at the appellate level of the IRS and believe the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002 will be resolved within the next twelve months and if so, unrecognized tax benefits related to U.S. tax positions may decrease by up to $7.8 million by December 31, 2007. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption "Income Taxes". We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of November 9, 2007, our executive officers and directors and their affiliates owned approximately 43% of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33% and 8%, respectively, of our common stock at November 9, 2007. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 6.  EXHIBITS.

         EXHIBIT
         NUMBER            DESCRIPTION
         --------          -----------------------------------------------------

         3.2 Restated Bylaws. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed on May 4, 1995.)

         3.2.1 Amendment to Restated Bylaws of Tarrant Apparel Group, dated August 9, 2007. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 10, 2007.)

         10.31.1 Amendment, dated July 19, 2007, to Letter Agreement dated March 21, 2007, among Tarrant Luxembourg S.a.r.l., Solticio, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V. , Acabados y Cortes Textiles, S.A. de. C.V., and Tavex Algodonera, S.A.

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

                                         TARRANT APPAREL GROUP

Date:    November 13, 2007               By:       /s/    David Burke
                                               ---------------------------------
                                                          David Burke,
                                                     Chief Financial Officer


Date:    November 13, 2007               By:       /s/    Gerard Guez
                                               ---------------------------------
                                                          Gerard Guez,
                                                 Interim Chief Executive Officer