Form 10-K/A
period 2006-12-31
TARRANT APPAREL GROUP
filed 2008-01-14
CIK 944948

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

3151 East Washington Boulevard
Los Angeles, California 90023
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (323) 780-8250

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock	NAME OF EACH EXCHANGE ON WHICH REGISTERED Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [_]    No [X]

        Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [_]    No [X]

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer [_]    Accelerated filer [_]    Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_]    No [X]

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant is approximately $34,264,994 based upon the closing price of the Common Stock on June 30, 2006.

        Number of shares of Common Stock of the Registrant outstanding as of March 23, 2007: 30,543,763.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        We are filing this Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “Amendment”), to amend our Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2007, and amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2007 (as amended, the “Original Annual Report”). The Company is filing this Amendment in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC.

        Except as described above, no other changes have been made to the Original Annual Report. This Amendment continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

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

PART II

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-K. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the fiscal years ended December 31, 2004, 2005 and 2006. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

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

        We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net income (loss) for the years ended December 31, 2004, 2005 and 2006 were as follows (dollars in thousands):

REVENUES AND NET INCOME (LOSS):	2004	2005	2006
Net sales	$155,453	$214,648	$232,402
Net income (loss)	$(104,677)	$993	$(22,221)

        Cash flows for the years ended December 31, 2004, 2005 and 2006 were as follows (dollars in thousands):

CASH FLOWS:	2004	2005	2006
Net cash provided by (used in) operating activities	$12,168	$(12,900)	$15,047
Net cash provided by (used in) investing activities	$1,250	$3,555	$(5,071)
Net cash provided by (used in) financing activities	$(15,552)	$9,772	$(10,713)

Significant Developments in 2006

The Buffalo Group

        On December 6, 2006, we entered into a definitive stock and asset purchase agreement (the “Purchase Agreement”) to acquire certain assets and entities comprising The Buffalo Group. The Buffalo Group designs, imports and sells contemporary branded apparel and accessories, primarily in Canada and the United States.

        Pursuant to the Purchase Agreement, we and our subsidiaries agreed to acquire (1) all the outstanding capital stock of four principal operating subsidiaries of The Buffalo Group — Buffalo Inc., 3163946 Canada Inc., 3681441 Canada Inc. and Buffalo Corporation, and (2) certain assets, consisting primarily of intellectual property rights and licenses, from The Buffalo Trust. The consideration for the stock and assets to be purchased by us under the Purchase Agreement will consist of:

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

        The completion of the transaction is subject to the satisfaction of a number of conditions as set forth in the Purchase Agreement, including among others, the approval of the acquisition and related transactions by our shareholders, our obtaining the necessary financing to complete the acquisition, obtaining certain third party consents, and other customary closing conditions. Dates for closing the acquisition and for our shareholders’ meeting to vote on the acquisition have not yet been determined. The Purchase Agreement may be terminated under certain conditions, including by mutual written consent of the parties, by either party in the event of a material breach by the other party, or by either party if the closing does not occur by April 30, 2007.

        There are no material relationships between us and The Buffalo Group, other than in respect of the Purchase Agreement.

        The Buffalo Group transaction is part of our strategy to grow and diversify our business. We believe its benefits to us will include:

o	Expanding our operations by adding additional proprietary brands and products to compete more effectively;

o	Expanding the scope, scale and strength of our operations by expanding its marketing, sales and distribution capabilities;

o	Enhancing our capabilities to compete in Canada, the United States and other markets; and utilize The Buffalo Group’s existing sales and marketing infrastructure as a platform for expanding sales of our apparel products; and

o	Providing opportunities for us to penetrate new markets and expand our share in existing markets.

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

Private Brands

        We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in 2006 were $51.2 million compared to $55.0 million in 2005. During 2006, we owned or licensed rights to the following private brands:

o	American Rag CIE: During the first quarter of 2005, we extended our agreement with Macy’s Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag Cie brand through Macy’s Merchandising Group’s national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $34.4 million in 2006 compared to $21.8 million in 2005.

o	Alain Weiz: We have previously sold Alan Weiz apparel exclusively to Dillard’s Department Stores. Net sales of Alain Weiz branded apparel totaled $5.5 million in 2006 compared to $5.3 million in 2005. From January 1, 2007, we may sell our licensed brand “Alain Weiz” to specialty stores and department stores.

o	Souvenir by Cynthia Rowley: In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July 2006.

o	Gear 7: During the fourth quarter of 2005, K-Mart discontinued sales of Gear 7 products, which resulted in a decline in sales for this brand in the fourth quarter of 2005. Net sales of Gear 7 branded apparel totaled $14.4 million in 2005. We did not have any sales of Gear 7 branded apparel in 2006.

o	Jessica Simpson brands: The JS by Jessica Simpson brand was originally launched as a denim line with Charming Shoppes. Net sales of JS by Jessica Simpson and Princy by Jessica Simpson, which is the department store and better specialty store brand, totaled $8.9 million in 2006 compared to $12.6 million in 2005. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, and we are presently in litigation with this licensor. Accordingly, we did not have any sales of Jessica Simpson branded apparel after the first quarter of 2006 and do not anticipate any sales unless and until we are able to successfully resolve our dispute and retain our rights to these brands.

o	House of Dereon by Tina Knowles: We began shipping products for the House of Dereon by Tina Knowles brand in the fourth quarter of 2005, resulting in net sales of $309,000 in 2005. In March 2006, we terminated our license agreement for this brand, and sold our remaining inventory to the licensor or its designee. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to the agreement and recognized a corresponding loss in 2005. Net sales of House of Dereon by Tina Knowles branded apparel totaled $2.2 million in 2006 which included $1.5 million of sales of inventory to a designee of the licensor.

Notes Receivable – Related Party Reserve

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

Internal Revenue Service Audit

        In January 2004, the Internal Revenue Service completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS has proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $9 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. The proposed adjustments to our 2002 federal income tax return would not result in additional tax due for that year due to the tax loss reported in the 2002 federal return. However, it could reduce the amount of net operating losses available to offset taxes due from the preceding tax years. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and cash flow. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption “Income Taxes”. The maximum amount of loss in excess of the amount accrued in the financial statements is $8.3 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventory, notes receivable – related parties reserve, intangible assets, income taxes, stock options valuation, contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

        We believe our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements.”

Accounts Receivable — Allowance for Returns, Discounts and Bad Debts

        We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment applied on a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

        We assess the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2004, we evaluated the long-lived assets in Mexico for recoverability and concluded that the book value of the asset group was significantly higher than the expected future cash flows and that impairment had occurred. Accordingly, we recognized a non-cash impairment loss of approximately $78 million in the second quarter of 2004. The impairment charge was the difference between the carrying value and fair value of the impaired assets. Our determination of fair value was determined based on independent appraisals of the property and equipment obtained in June 2004.

Foreign Currency Translation

        Assets and liabilities of our Mexico and Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the respective periods. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar and in Mexico is the peso. At December 31, 2006, we had one open foreign exchange forward contract with a maturity of less than one year. Hedge ineffectiveness resulted in a loss totaling $196,000 during the year.

        Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur.

Revenue Recognition

        Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid (“LDP”) terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

        We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. Generally, the factories pay us for the fabric with offsets against the price of the finished goods.

Stock-Based Compensation

        On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“ABP”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

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

        The fair value of each option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”) with the following weighted average assumptions used for grants in 2004, 2005 and 2006: weighted-average volatility factors of the expected market price of our common stock of 0.51 to 0.55 for 2004, 0.55 for 2005 and 0.7 for 2006, weighted-average risk-free interest rates of 3% to 4% for 2004, 4% for 2005 and 5.075% for 2006, dividend yield of 0% for 2004, 2005 and 2006, and weighted-average expected life of the options of 4 years for 2004, 2005 and 6.25 years for 2006.

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

        In addition, accruals are also estimated for ongoing audits regarding U.S. Federal tax issues that are currently unresolved, based on our estimate of whether, and the extent to which, additional taxes will be due. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in any period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be. See Note 12 of the “Notes to Consolidated Financial Statements” for a discussion of current tax matters.

Debt Covenants

        Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 9 of the “Notes to Consolidated Financial Statements.” If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of December 31, 2006, we were in violation of the EBITDA, tangible net worth and leverage ratio covenants and waivers of the defaults were obtained in March 2007 from our lenders.

Derivative Activities

Warrant Derivatives

        SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes model”). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. At December 31, 2006, there was an income of $511,000 recorded as adjustment to fair value of derivative on our consolidated statements of operations. See Note 10 of the “Notes to Consolidated Financial Statements”

Foreign Currency Forward Contract

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

        For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 1 of the “Notes to Consolidated Financial Statements.”

Results of Operations

        The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

	YEARS ENDED DECEMBER 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.5	79.1	78.2

Gross profit	13.5	20.9	21.8
Selling and distribution expenses	6.0	5.0	4.7
General and administration expenses	20.6	12.5	11.6
Royalty expenses	0.4	1.7	1.2
Loss on notes receivable-related parties	--	--	11.7
Impairment charges	50.2	--	--
Cumulative translation loss	14.7	--	--

Income (loss) from operations	(78.4)	1.7	(7.4)
Interest expense	(1.8)	(2.2)	(2.6)
Interest income	0.2	1.0	0.5
Minority interest	9.9	0.0	0.0
Interest in income of equity method investee	0.5	0.3	0.0
Other income	4.1	0.1	0.2
Adjustment to fair value of derivative	0.0	0.0	0.1
Other expense	(0.3)	(0.0)	(0.2)

Income (loss) before provision for income taxes	(65.8)	0.9	(9.4)
Provision for income taxes	(1.5)	(0.4)	(0.2)

Net Income (loss)	(67.3)%	0.5%	(9.6)%

Comparison of 2006 to 2005

        Net sales increased by $17.8 million, or 8.3%, from $214.6 million in 2005 to $232.4 million in 2006. The increase in net sales was primarily due to increased sales of the private label business, which was $181.2 million in 2006 compared to $159.6 million in 2005, with the increase in 2006 resulting primarily from higher sales to Mothers Work and Charlotte Russe which is a new customer. Private brands sales in 2006 was $51.2 million compared to $55.0 million in 2005 with the decrease resulting primarily from no sales of Gear 7 in 2006, compared to $14.4 million in 2005, and offset by an increase in sales to Macy’s Merchandising Group of $11.6 million which included $1.5 million of sublicensing royalty income in 2006.

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

        Loss on notes receivable — related parties was $27.1 million or 11.7% of net sales in 2006, compared to no such expense in 2005. During 2006, the purchasers of our Mexico assets ceased providing fabric and are not currently making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 5 of the “Notes to Consolidated Financial Statements”.

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

        Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark “American Rag CIE” and the operator of American Rag retail stores. Interest in income of equity method investee decreased by $480,000 or 85.8%, from $560,000 in 2005 to $80,000 in 2006. This decrease of interest in income of equity method investee could be attributed to an increase of $230,000 in markdown on slow-moving inventory, an increase in occupancy and depreciation expenses by $546,000 and an increase in personnel expenses by $270,000 due to the opening of a new retail store. While the occupancy, depreciation and personnel expenses of the new store will become a permanent overhead increase, it is not expected that similar amounts of inventory markdown will be required in the current year due to tighter merchandising and inventory control.

        Income (loss) before provision for income taxes was $(21.8) million in 2006 and $1.9 million in 2005, representing (9.4)% and 0.9% of net sales, respectively. The increase in loss before provision for income taxes was primarily due to the loss on notes receivable – related parties of $27.1 million recorded in 2006 and the other factors discussed above.

        Provision for income taxes was $453,000 in 2006 compared to $927,000 in 2005, representing 0.2% and 0.4% of net sales, respectively.

        Net income (loss) was $(22.2) million in 2006 as compared $1.0 million in 2005, representing (9.6)% and 0.5% of net sales, respectively. Included in the $22.2 million net loss in 2006 was a loss on notes receivable — related parties of $27.1 million. There was no such expense in 2005.

Comparison of 2005 to 2004

        Net sales increased by $59.2 million, or 38.1%, from $155.5 million in 2004 to $214.6 million in 2005. The increase in net sales was primarily due to increased sales of private brands, which was $55.0 million in 2005 compared to $21.7 million in 2004. Gear 7, JS by Jessica Simpson and Princy by Jessica Simpson recorded significant sales contributions in 2005, as compared to sales of $1.2 million for these brands in 2004. We expect sales of these brands to decline significantly in 2006 due to the discontinuance of the Gear 7 line by K-Mart, the dispute over our continued rights to the Jessica Simpson line and the discontinuation of House of Dereon. Private label sales in 2005 were $159.6 million compared to $133.8 million in 2004, with the increase resulting primarily from increased sales in 2005 to Wal-Mart, Chico’s, Mothers Work and Macy’s Merchandising Group.

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

        Royalty and marketing allowance expenses increased by $3.1 million, or 505.8%, to $3.7 million in 2005 from $605,000 in 2004. The increase was primarily due to increased sales under the licensed Alain Weiz and Jessica Simpson brands and a write-off of the remaining balance of $1.2 million of prepaid royalty on House of Dereon in 2005 as a result of termination of our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel in March 2006. See Note 13 of the “Notes to Consolidated Financial Statements.” As a percentage of net sales, these expenses increased to 1.7% in 2005 from 0.4% in 2004.

        Impairment charges were $78.0 million in 2004 or 50.2% of net sales, compared to no such expense in 2005. The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. See Note 5 of the “Notes to Consolidated Financial Statements.”

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

        Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark “American Rag CIE” and the operator of American Rag retail stores. Interest in income of equity method investee declined by 27.3% from $770,000 in 2004 to $560,000 in 2005 due to a general increase in overhead expenses. The more significant items included increase in personnel expenses of $128,000 and outsourced information technology support of $112,000.

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

Quarterly Results of Operations

        The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of net sales:

	QUARTER ENDED
	MAR. 31 2005	JUN. 30 2005	SEP. 30 2005	DEC. 31 2005	MAR. 31 2006	JUN. 30 2006	SEP. 30 2006	DEC. 31 2006
Net Sales	$44.8	$50.5	$69.6	$49.7	$61.3	$59.1	$54.6	$57.4
Gross profit	8.9	11.5	14.5	10.0	12.5	12.7	11.8	13.6
Operating income (loss)	0.2	1.5	3.0	(1.1)	1.6	2.6	(24.7)	3.3
Net income (loss)	(0.1)	0.9	1.7	(1.5)	0.8	0.6	(25.3)	1.7

	QUARTER ENDED
	MAR. 31 2005	JUN. 30 2005	SEP. 30 2005	DEC. 31 2005	MAR. 31 2006	JUN. 30 2006	SEP. 30 2006	DEC. 31 2006
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	20.0	22.7	20.9	20.0	20.4	21.4	21.6	23.8
Operating income (loss)	0.5	2.8	4.3	(2.1)	2.7	4.4	(45.3)	5.7
Net income (loss)	(0.2)	1.7	2.5	(3.0)	1.4	1.0	(46.4)	2.9

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

        Cash flows for the years ended December 31, 2004, 2005 and 2006 were as follows (dollars in thousands):

CASH FLOWS:	2004	2005	2006
Net cash provided by (used in) operating activities	$12,168	$(12,900)	$15,047
Net cash provided by (used in) investing activities	$1,250	$3,555	$(5,071)
Net cash provided by (used in) financing activities	$(15,552)	$9,772	$(10,713)

        Net cash provided by operating activities was $15.0 million in 2006, as compared to net cash used in operating activities in 2005 of $12.9 million and net cash provided by operating activities in 2004 of $12.2 million. Net cash provided by operating activities in 2006 resulted primarily from a net loss of $22.2 million and a decrease of $10.6 million in accounts payable, offset by $27.1 million of loss on notes receivable — related parties, $3.0 million of depreciation and amortization of fixed assets and deferred financing cost, a decrease of $13.3 million in inventory and $6.5 million in accounts receivable. The decrease in inventory was primarily due to the increase in sales in 2006, the decrease in accounts payable resulted from the pay down of payables and the decrease in accounts receivable was due to increased collections.

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

Contractual Obligations and Commercial Commitments

        Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2006 (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt(1)	$44.4	$23.2	$3.8	$17.4	$--
Operating leases	$9.2	$1.8	$2.6	$2.3	$2.5
Minimum royalties(2)	$14.5	$6.0	$2.7	$2.5	$3.3
Purchase commitment	$45.4	$10.4	$10.0	$10.0	$15.0

Total Contractual Cash Obligations	$113.5	$41.4	$19.1	$32.2	$20.8

(1)	Includes interest on long-term debt obligations. Based on outstanding borrowings as of December 31, 2006, and assuming all such indebtedness remained outstanding during 2006 and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $9.3 million.

(2)	Includes minimum royalties of $6.1 million under the agreement with the licensor of the Jessica Simpson brands.

		Amount of Commitment Expiration per Period
Other Commercial Commitments Available to Us	Total Amounts Committed to Us	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of credit	$80.0	$80.0	--	--	--
Letters of credit (within lines of credit)	$25.0	$25.0	--	--	--
Total Commercial Commitments	$80.0	$80.0	--	--	--

        On June 13, 2002, we entered into a letter of credit facility of $25 million with UPS Capital Global Trade Finance Corporation (“UPS”). Under this facility, we could arrange for the issuance of letters of credit and acceptances. The facility was collateralized by the shares and debentures of all of our subsidiaries in Hong Kong. In addition to the guarantees provided by us and our subsidiaries, Fashion Resource (TCL) Inc. and Tarrant Luxembourg Sarl, Gerard Guez, our Chairman and Interim Chief Executive Officer, also signed a guarantee of $5 million in favor of UPS to secure this facility. Additionally, Gerard Guez pledged to UPS 4.6 million shares of our common stock held by Mr. Guez to secure the obligations under the credit facility. On June 9, 2006, we completed the pay-off of all remaining amounts due under the letter of credit facility with UPS. As a result of the payment of these obligations, the letter of credit facility was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of December 31, 2006, $0 was outstanding under this facility with UPS.

        On December 31, 2004, our Hong Kong subsidiaries entered into a loan agreement with UPS pursuant to which UPS made a $5 million term loan, the proceeds of which were used to repay $5 million of indebtedness owed to UPS under the letter of credit of facility. The principal amount of this loan was due and payable in 24 equal monthly installments of approximately $208,333 each, plus interest equivalent to the “prime rate” plus 2% commencing on February 1, 2005. The obligations under the loan agreement were collateralized by the same security interests and guarantees provided under our letter of credit facility with UPS. Additionally, the term loan was secured by two promissory notes payable to Tarrant Luxembourg Sarl in the amounts of $2,550,000 and $1,360,000 and a pledge by Gerard Guez, of 4.6 million shares of our common stock. On June 9, 2006, we completed the pay-off of all remaining amounts due under the term loan agreement with UPS. As a result of the payment of these obligations, the term loan agreement was terminated and all collateral released. There was no prepayment penalty under this arrangement. As of December 31, 2006, $0 was outstanding under this loan arrangement with UPS.

        Since March 2003, DBS Bank (Hong Kong) Limited (“DBS”) had made available a letter of credit facility of up to HKD 20 million (equivalent to US $2.6 million) to our subsidiaries in Hong Kong. This was a demand facility and was secured by the pledge of our office property, which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, and by our guarantee. The letter of credit facility was increased to HKD 30 million (equivalent to US $3.9 million) in June 2004. In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available to our Hong Kong subsidiaries and bears interest at the rate equal to the Hong Kong prime rate plus 1% and are subject to the same security. It bore interest at 9% per annum at December 31, 2006. As of December 31, 2006, $1.0 million was outstanding under this tax loan.

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

        On October 1, 2004, we amended and restated our previously existing credit facility with GMAC Commercial Finance Credit, LLC (“GMAC CF”) by entering into a new factoring agreement with GMAC CF. The amended and restated agreement (the factoring agreement) extended the expiration date of the facility to September 30, 2007 and added as parties our subsidiaries Private Brands, Inc and No! Jeans, Inc. In addition, in connection with the factoring agreement, our indirect majority-owned subsidiary PBG7, LLC entered into a separate factoring agreement with GMAC CF. Pursuant to the terms of the factoring agreement, we and our subsidiaries agree to assign and sell to GMAC CF, as factor, all accounts which arise from our sale of merchandise or rendition of service created on a going forward basis. At our request, GMAC CF, in its discretion, may make advances to us up to the lesser of (a) up to 90% of our accounts on which GMAC CF has the risk of loss or (b) $40 million, minus in each case, any amount owed by us to GMAC CF. In May 2005, we amended our factoring agreement with GMAC CF to permit our subsidiaries party thereto and us, to borrow up to the lesser of $3 million or 50% of the value of eligible inventory. In connection with this amendment, we granted GMAC CF a lien on certain of our inventory located in the United States. On January 23, 2006, we further amended our factoring agreement with GMAC CF to increase the amount we might borrow against inventory to the lesser of $5 million or 50% of the value of eligible inventory. The $5 million limit was reduced to $4 million on April 1, 2006.

        On June 16, 2006, we expanded our credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the “prime rate” plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 8.75% per annum at December 31, 2006. As of December 31, 2006, we were in violation with the EBITDA covenant and a waiver was obtained on March 23, 2007. A total of $19.6 million was outstanding with respect to receivables factored under the GMAC CF facility at December 31, 2006.

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

        On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC (“Guggenheim”), as administrative agent and collateral agent for the lenders. This credit facility provides for borrowings of up to $65 million. This facility consists of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding, to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million will be available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans become due and payable in December 2010. Interest under this facility is payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility are secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness.

        In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. 357,143 shares of the warrants will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim is included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million is recorded as debt discount, both of them are amortized over the life of the loan. As of December 31, 2006, $654,000 was amortized.

        Durham Capital Corporation (“Durham”) acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. 7,143 shares of this warrant will not become exercisable unless and until a specified portion of the initial term loan is actually funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF No. 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 is included in the deferred financing cost, and is amortized over the life of the loan. As of December 31, 2006, $43,000 was amortized.

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

        On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures (“Debentures”) and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors could convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bore interest at a rate of 6% per annum and have a term of three years. We could elect to pay interest on the Debentures in shares of our common stock if certain conditions are met, including a minimum market price and trading volume for our common stock. The Debentures contained customary events of default and permit the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures were secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The Debentures were thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 was being amortized over the life of the loan. The value of the warrants of $866,000 and the intrinsic value of the conversion option of $804,000 were netted from the $10 million presented as the convertible debentures, net on our accompanying balance sheets at December 31, 2004.

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

        From time to time in the past, we borrowed funds from, and advanced funds to, certain officers and principal shareholders, including Gerard Guez and Todd Kay. See disclosure under “-Related Party Transactions” below.

        The Internal Revenue Service has proposed adjustments to our Federal income tax returns to increase our income tax payable for the years ended December 31, 1996 through 2001. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In March 2005, the IRS proposed an adjustment to our taxable income of approximately $9 million related to similar issues identified in their audit of the 1996 through 2001 federal income tax returns. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments made to our federal income tax returns for the years ended 1996 through 2002. This adjustment would also result in additional state taxes, penalties and interest. We believe that we have meritorious defenses to and intend to vigorously contest the proposed adjustments. If the proposed adjustments are upheld through the administrative and legal process, they could have a material impact on our earnings and, in particular, cash flow. We may not have an adequate cash reserve to pay the final adjustments resulting from the IRS examination. As a result, we may be required to arrange for payments over time or raise additional capital in order to meet these obligations. We believe we have provided adequate reserves for any reasonably foreseeable outcome related to these matters on the consolidated balance sheets under the caption “Income Taxes.” The maximum amount of loss in excess of the amount accrued in the financial statements is $8.3 million. We do not believe that the adjustments, if any, arising from the IRS examination, will result in an additional income tax liability beyond what is recorded in the accompanying consolidated balance sheets.

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

Related Party Transactions

        We lease our principal offices and warehouse located in Los Angeles, California from GET and office space in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. During the first seven months of 2006, our Los Angeles offices and warehouse were leased on a month to month basis. On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong. We paid $1,330,000, $1,019,000 and $1,076,000, respectively, in 2004, 2005 and 2006 in rent for office and warehouse facilities at these locations. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC (“Seven Licensing”) for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $200,000 in rental income from this sublease in the year ended December 31, 2006.

        On October 16, 2003, we leased to affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, for a substantial portion of our manufacturing facilities and operations in Mexico including real estate and equipment. We leased our twill mill in Tlaxcala, Mexico, and our sewing plant in Ajalpan, Mexico, for a period of 6 years and for an annual rental fee of $11 million. In connection with this lease transaction, we also entered into a management services agreement pursuant to which Mr. Nacif’s affiliates agreed to manage the operation of our remaining facilities in Mexico in exchange for the use of such facilities. The term of the management services agreement was also for a period of 6 years. In 2004, $5.5 million of lease income was recorded in other income. We agreed to purchase annually, six million yards of fabric manufactured at the facilities leased and/or operated by Mr. Nacif’s affiliates at market prices to be negotiated. We purchased $5.3 million of fabric under this agreement in 2004.

        In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif’s affiliates in October 2003, for an aggregate purchase price consisting of: a) $105,400 in cash and $3,910,000 by delivery of unsecured promissory notes bearing interest at 5.5% per annum; and b) $40,204,000, by delivery of secured promissory notes bearing interest at 4.5% per annum, with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes are payable in partial or total amounts anytime prior to the maturity of each note. As of September 30, 2006, the outstanding balance of the notes and interest receivables were $41.1 million prior to the reserve. Historically, we have placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we have satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during 2006, the purchasers ceased providing fabric and are not currently making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We will continue to pursue payments on the notes receivable and believe the remaining $14 million balance at December 31, 2006 is realizable.

        Upon consummation of the sale of our Mexico assets, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. This agreement replaced a previously existing purchase commitment agreement with Mr. Nacif’s affiliates. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. We did not purchase any fabric in 2006. Net amount due from Mr. Kamel Nacif and his affiliates was $236,000 and $116,000 as of December 31, 2005 and 2006, respectively.

        From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2006 was approximately $2,279,000. At December 31, 2006, the entire balance due from Mr. Guez totaling $2.2 million was reflected as a reduction of shareholders’ equity. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $370,000, $209,000 and $171,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Mr. Guez paid expenses on our behalf of approximately $400,000, $397,000 and $299,000 for the years ended December 31, 2004, 2005 and 2006, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to officers or directors of Tarrant.

        On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. (“Azteca”), called United Apparel Ventures, LLC (“UAV”). Azteca is owned by the brothers of Gerard Guez. This entity was created to coordinate the production of apparel for a single customer of our branded business. UAV is owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV have been consolidated into our results since July 2001 with the minority partner’s share of all gains and loses eliminated through the minority interest line in our financial statements. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in the second quarter of 2004. We have been consolidating 100% of the results of the operation of UAV into our results since 2005. Two and one half percent of gross sales as management fees were paid in 2004 to each of the members of UAV, per the operating agreement. The management fees paid to Azteca in 2004 was $179,000. We purchased $11.5 million, $135,000 and $1.1 million of finished goods, fabric and service from Azteca and its affiliates for the years ended December 31, 2004, 2005 and 2006, respectively. Our total sales of fabric and service to Azteca in 2004, 2005 and 2006 were $1.0 million, $88,000 and $9,000, respectively.

        Since June 2003, UAV had been selling to Seven Licensing, jeans wear bearing the brand “Seven7", which was ultimately purchased by Express. In the third quarter of 2004, in order to strengthen our own private brand business, we decided to discontinue sourcing for Seven7. Total sales to Seven Licensing in the year ended December 31, 2004 were $2.6 million. On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to be its buying agent to source and purchase apparel merchandise. Total sales to Seven Licensing during the year ended December 31, 2006 were $4.4 million.

        At December 31, 2006, Messrs. Guez and Kay beneficially owned 488,400 and 1,003,500 shares, respectively, of common stock of Tag-It Pacific, Inc. (“Tag-It”), collectively representing 8.1% of Tag-It’s common stock. Tag-It is a provider of brand identity programs to manufacturers and retailers of apparel and accessories. Tag-It assumed the responsibility for managing and sourcing all trim and packaging used in connection with products manufactured by or on our behalf in Mexico. Due to the restructuring of our Mexico operations, Tag-It no longer manages our trim and packaging requirements. We purchased $1.0 million, $450,000 and $205,000 of trim from Tag-It during the years ended December 31, 2004, 2005 and 2006. Our sales of garment accessories to Tag-It for the year ended December 31, 2006 were $39,000.

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

(a) Financial Statements and Schedule. (Previously filed with the Original Annual Report.)

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

TARRANT APPAREL GROUP By: /S/ GERARD GUEZ _______________________________ Gerard Guez Interim Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ GERARD GUEZ Gerard Guez	Chairman of the Board of Directors and Interim Chief Executive Officer (Principal Executive Officer)	January 14, 2008
/S/ PATRICK CHOW Patrick Chow	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	January 14, 2008
* Todd Kay	Vice Chairman of the Board of Directors	January 14, 2008
* Milton Koffman	Director	January 14, 2008
* Stephane Farouze	Director	January 14, 2008
* Mitchell Simbal	Director	January 14, 2008
* Joseph Mizrachi	Director	January 14, 2008
* Simon Mani	Director	January 14, 2008

* By: /S/ Gerard Guez
Gerard Guez, Attorney-in-fact