Form 10-K
period 2007-12-31
TARRANT APPAREL GROUP
filed 2008-03-28
CIK 944948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock                       Nasdaq Global Market


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [_]                        Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant is approximately $20,558,997 based upon the closing price of the Common Stock on June 30, 2007.

         Number of shares of Common Stock of the Registrant outstanding as of March 24, 2008: 32,043,763.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                              TARRANT APPAREL GROUP
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.     Business.........................................................  1

Item 1A.    Risk Factors.....................................................  9

Item 1B.    Unresolved Staff Comments........................................ 15

Item 2.     Properties....................................................... 16

Item 3.     Legal Proceedings................................................ 16

Item 4.     Submission of Matters to a Vote of Security Holders.............. 17

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities.............. 18

Item 6.     Selected Financial Data.......................................... 20

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 22

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ...... 42

Item 8.     Financial Statements and Supplementary Data...................... 42

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................ 42

Item 9A(T). Controls and Procedures.......................................... 43

Item 9B.    Other Information................................................ 44

PART III

Item 10.    Directors and Executive Officers of the Registrant............... 44

Item 11.    Executive Compensation........................................... 44

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................... 44

Item 13.    Certain Relationships and Related Transactions................... 44

Item 14.    Principal Accounting Fees and Services........................... 44

PART IV

Item 15.    Exhibits and Financial Statement Schedules....................... 44

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2007 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Those statements include statements regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, our ability to face stiff competition, profitably manage a sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, the successful resolution of pending litigation, general economic conditions, global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein. See "Item 1A. Risk Factors."

ITEM 1.  BUSINESS

OVERVIEW

         Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy's Merchandising Group, New York & Co., Chico's, Kohl's, Mothers Work, Mervyn's, Charlotte Russe, the Avenue, Seven Licensing, Wal-Mart, and Lane Bryant. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, shirts and other tops and jackets.

         In 2005 and 2006, our total net sales were $215 million and $232 million, respectively. In 2007, our net sales increased by 5% to $244 million. In 2005, we experienced net income of $1.0 million. In 2006, we experienced a net loss of $22.2 million, which included a non-cash charge of $27.1 million of a loss on notes receivable - related parties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." In 2007, our net income was $1.7 million.

         We launched our private brands initiative in 2003, and have since acquired ownership of or license rights to a number of brand names and sold apparel products under the brand, generally to a single retail company within a geographic region. At March 24, 2008, we sell apparel products under the following brands at the following retailers:

           BRAND                                       STORES
         ---------                                   ---------

         American Rag Cie                   Macy's Merchandising Group
         Marisa K.                          Specialty stores & boutiques

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

         o A slower US economy or recession will cause consolidation among apparel manufacturers and wholesalers.

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

PRODUCTS

         Women's jeans historically have been, and continue to be, our principal product. Our products also include moderately priced women's apparel in casual, non-denim fabrications such as twill and other cotton and cotton blends, in woven tops and bottoms. Our women's apparel products currently include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts, other tops and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $5 to over $20 per garment. We have produced men's apparel in varying significance for the last several years.

         Over the past three years, approximately 61% of total net sales were derived from the sales of pants and jeans, approximately 7% from the sale of shorts, approximately 13% from the sale of shirts, blouses and tops and approximately 5% from the sale of skirts and skort-alls. The balance of net sales consisted of sales of dresses, jackets and other products.

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

         The following table shows the percentage of our net sales in fiscal year 2007 attributable to each customer that accounted for more than 10% of net sales.

                                                                  PERCENTAGE
                                                                 OF NET SALES
                                                              ------------------
CUSTOMER                                                             2007
--------------------------------------------------            ------------------
Macy's Merchandising Group........................                   21.1
New York & Co.....................................                   12.5
Chico's...........................................                   11.3

         We currently serve over 15 major retailers and over 200 specialty stores, which in addition to those identified above, include, Kohl's, Mothers Work, Mervyn's, Charlotte Russe, the Avenue, Seven Licensing, Wal-Mart and Lane Bryant. In 2005, 2006 and 2007, net sales of private brands represented approximately 26%, 22% and 18%, respectively, of our total net sales. We launched our private brands initiative in 2003, in which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. We sell products in our brands "American Rag Cie" exclusively to Macy's Merchandising Group. We sold products in our licensed brand "Alain Weiz" to Dillard's during 2004 to 2006. We discontinued the license of this brand after mid 2007.

         We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. American Rag Cie, LLC owns the trademark "American Rag Cie", which has been licensed to us on an exclusive basis throughout the world except for Japan and pursuant to which we sell American Rag Cie branded apparel to Macy's Merchandising Group and have sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. American Rag Cie LLC has purported to terminate our license rights, and we have filed a counterclaim seeking to a declaratory judgment that the termination was invalid and alleging other causes of action. American Rag Cie, LLC is owned 45% by Tarrant Apparel Group and 55% by American Rag Cie II. For a further description of this action see "Item 3. Legal Proceedings" of this Annual Report on Form 10-K.

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

SOURCING

GENERAL

         When bidding for or filling an order, our international or domestic sourcing network enables us to choose from among a number of suppliers and manufacturers based on the customer's price requirements, product specifications and delivery schedules. Historically, we manufactured our products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China, and have purchased our fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, we have expanded our network to include suppliers and manufacturers located in a number of additional countries, including Mongolia, Vietnam, India, Bangladesh and Thailand. Our sourcing strategy is based on a strong presence in Asia, in particular, Hong Kong, China and Southeast Asia.

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

DIVERSIFIED PRODUCTION NETWORK

         We have a production network that is capable of servicing a wide range of customer needs. Some customers place a priority on "speed to market," and are willing to pre-approve several different fabric styles, and pay air freight in order to quickly get the most current styling into their stores. Other customers seek lower costs, and are willing to source production from more remote areas with long lead-times. Although mass merchandisers, such as Wal-Mart, normally operate on shorter lead times for fashion products, they can give us projections six months to nine months in advance for basic products that do not change in styles significantly from season to season. Our ability to operate on different production schedules helps us to meet our customers' varying needs.

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

         While we are in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong, Macau or China, such as in Mongolia, Vietnam, India, Bangladesh and Thailand, we still primarily contract with manufacturers and suppliers located in Hong Kong and China for our international sourcing needs, and currently expect that we will continue to do so for the foreseeable future. Any significant disruption in our operations or our relationships with our manufacturers and suppliers located in Hong Kong or China could have a material adverse effect on us.

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

DISTRIBUTION

         Based on our worldwide sourcing capability and in order to properly fulfill orders, we have tailored our distribution system to meet the needs of the customer. Some customers, such as Macy's Merchandising Group, Wal-Mart and Kohl's, use Electronic Data Interchange, or "EDI", to send orders and receive merchandise and invoices. The EDI distribution function has been centralized in our Los Angeles corporate headquarter in order to expedite and control the flow of merchandise and electronic information, and to insure that the special requirements of our EDI customers are met.

         For orders sourced outside the United States and Mexico, the merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the United States. For customers with West Coast and Midwest distribution centers, the merchandise is brought into the port of Los Angeles. After Customs clearance, the merchandise is shipped by truck to either our Los Angeles warehouse facility, an independent public warehouse or an independent bonded warehouse in Ohio. Proximity to the customer's distribution center is important for customer support. For merchandise produced in the Middle East and destined for an East Coast customer distribution center, the port of entry is New York. After Customs clearance, the merchandise is trucked to an independent public warehouse in New Jersey. The independent warehouses are instructed in writing by the Los Angeles office when to ship the merchandise to the customer.

BACKLOG

         As of March 24, 2008, we had unfilled customer orders of approximately $65 million as compared to approximately $85 million as of March 22, 2007. We believe that all of our backlog of orders as of March 24, 2008 will be filled before the end of fiscal year 2008. Backlog is based on our estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer's requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. Our experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from our backlog.

SEGMENT INFORMATION

         We operate in a single business segment - the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into two geographic regions: the United States and Asia. We evaluate performance of each region based on profit or loss from operations before income taxes not including the cumulative effect of change in accounting principles. For information regarding the revenues and assets associated with our geographic regions, see
Note 18 of the "Notes to Consolidated Financial Statements."

IMPORT RESTRICTIONS

QUOTAS

         We imported substantially all of our products sold in 2007. A majority of the merchandise imported by us in 2007 was manufactured in various countries (such as China) with which the U.S. had entered into bilateral trade agreements.

         As of January 1, 2005, quota on apparel from all WTO countries, including China (except that certain commodities still require quotas as a result of "safeguard measures"), was eliminated. As China is now a member of the WTO, its exports of textiles and apparel to the U.S. are covered by the WTO Agreement on Textiles and Clothing. In 2006, quota was temporarily reinstated for China until 2008 for certain import merchandise categories. Quota is traded on the open market through quota holders who possess the quota holdings. We purchase quota from the open market. Quota gives us the right within the year to ship our goods to the U.S. Quota purchased from a third party is not subject to duties.

DUTIES AND TARIFFS

         As with all goods imported into the U.S., our imported merchandise is subject to duty (unless statutorily exempt from duty) at rates established by U.S. law. These rates range, depending on the types of product and fabric content, from approximately 3% to 40% of the FOB value of the product. In addition to duties, in the ordinary course of our business, we are occasionally subject to claims by the U.S. Bureau of Customs and Border Protection for penalties, liquidated damages and other charges relating to import activities. Similarly, we are at times entitled to refunds from Customs, resulting from the overpayment of duties.

         Products imported from China into the United States receive the same preferential tariff treatment accorded goods from other countries granted Normal Trade Relations status. This status has been in place conditionally for a number of years and is now guaranteed on a more permanent basis by China's accession to WTO membership in December 2001.

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

TRADEMARKS

         As part of our private brands strategy, we acquire ownership of or rights to a brand name and sell apparel products under this brand. We have ownership rights to the registered trademarks "American Rag Cie," "Marisa K", "NO! Jeans" and "American Star". As described elsewhere in this report, we are currently involved in litigation with respect to our license rights to the American Rag Cie trademark. For a further description of this action see "Item
3. Legal Proceedings" of this Annual Report on Form 10-K.

SEASONALITY

         We have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers.

EMPLOYEES

         At December 31, 2007, we had approximately 150 full-time employees in the United States, 150 in Hong Kong and 10 in China. None of our employees are unionized. We consider our relations with our employees to be satisfactory in all areas of our operations.

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

         Three customers accounted for approximately 45% of our net sales in fiscal year 2007. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

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

OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY AFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR LICENSE AGREEMENT WITH AMERICAN RAG CIE LLC.

         We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. American Rag Cie, LLC owns the trademark "American Rag Cie", which has been licensed to us on an exclusive basis throughout the world except for Japan and pursuant to which we sell American Rag Cie branded apparel to Macy's Merchandising Group and have sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. American Rag Cie LLC has purported to terminate our license rights, and we have filed a counterclaim seeking to a declaratory judgment that the termination was invalid and alleging other causes of action. See Item 3, "Legal Proceedings" for discussion of this litigation. We derive a significant portion of our revenues from the sale of American Rag Cie products pursuant to the license rights. Our business, results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we may incur significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case moves toward trial.

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

         We have voluntarily implemented the guiding principles for the Customs-Trade Partnership Against Terrorism (C-TPAT) Program as proposed by the US Customs and Border Protection to protect our supply chain from concealment of terrorist weapons. While we have a strong commitment to this program, we are not immune to threats of terrorist activities.

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

         Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, unless this requirement is further postponed by the Securities and Exchange Commission. We have prepared for compliance with
Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on NASDAQ or one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 24, 2008, our executive officers and directors and their affiliates owned approximately 45% of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 32% and 8%, respectively, of our common stock at March 24, 2008. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         At March 24, 2008, we conducted our operations from 9 facilities, 7 of which were leased. The following table sets forth our facilities, and for leased facilities the annual rental amount of, expiration of the current lease:

                                                  Annual
Location                      Purpose          Rental Amount       Expiration
------------------    ---------------------    -------------      --------------
Los Angeles, CA       Executive offices and    $     656,000         July 2011
(Washington Blvd.)    warehouse

New York, NY          Showroom                 $     576,000         June 2015

Ruleville, MS
(2 facilities)        Office and warehouse             Owned

Hong Kong             Office and warehouse     $     480,000      Month-to-month

Hong Kong             Warehouse                $      22,000        July 2009

Shanghai, China       Office                   $      82,000       December 2008

Tehuacan, Mexico      Storage                  $       5,000      Month-to-month

Puebla, Mexico        Office and Storage       $       5,000        March 2008


         We lease our executive offices and warehouse in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Additionally, we lease our warehouse and office space in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the executive offices and warehouse in Los Angeles has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting this space on a month to month basis.

         We own two facilities in Ruleville, Mississippi with an aggregate of 70,000 square feet.

         We entered into a lease agreement in June 2005 for our showroom in New York through June 2015. This is currently the location used for the private brands sales, design and technical departments, which functions were moved from our Los Angeles executive office.

         Our lease agreement in Puebla, Mexico for our office and storage expired in March 2008.

         We believe that all of our existing facilities are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the "LLC") and American Rag Cie II ("ARC II") in the, in the action AMERICAN RAG CIE V. PRIVATE BRANDS, INC., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark "American Rag Cie", which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy's Merchandising Group and has sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants' actions. Based upon a clause in the LLC operating agreement, the causes of action asserted in the cross-complaint for breach of fiduciary duty and an accounting are subject to determination by a Judicial Referee, and the parties are currently in the process of selecting one. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. The action is in the early stages of discovery.

         In April 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned TARRANT APPAREL GROUP V. CAMUTO CONSULTING GROUP, INC., VCJS LLC, WITH YOU, INC. AND JESSICA SIMPSON) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserted that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands, as well as fraud against Camuto Consulting. The complaint was amended to add Vincent Camuto as a defendant and included nine causes of action, including two seeking a declaration that the sublicense agreement was exclusive and remains in full force and effect, as well as claims for breach of contract, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, a claim against Vincent Camuto individually for fraudulent inducement, and a claim against With You, Inc. and Ms. Simpson that we were an intended third party beneficiary of the license between those defendants and Camuto Consulting. Camuto Consulting, VCJS and Vincent Camuto filed a counterclaim against us for breach of the sublicense agreement and alleged damages of no less than $100 million. With You, Inc. and Jessica Simpson also filed counterclaims against us alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. By Order filed January 17, 2007, the Court granted the motion of With You, Inc. and Ms. Simpson to discontinue all of Ms. Simpson's counterclaims, and her personal counterclaims were dismissed with prejudice. In November 2007, we entered into a settlement agreement with Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson with respect to the litigation regarding our previous agreement to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. Pursuant to the settlement agreement, the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement and we received a payment of $3 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our shareholders during the fourth quarter of 2007.

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

                                                             Low        High
                                                           -------    --------
2007
First Quarter...........................................     1.41       2.01
Second Quarter..........................................     1.01       2.10
Third Quarter...........................................     1.08       1.33
Fourth Quarter..........................................     1.10       1.27

                                                           -------    --------
2006
First Quarter...........................................     1.06       1.44
Second Quarter..........................................     1.25       2.11
Third Quarter...........................................     1.29       2.00
Fourth Quarter..........................................     1.19       1.60

         On March 24, 2008, the last reported sale price of our common stock as reported by NASDAQ was $0.57. As of March 24, 2008, we had 24 shareholders of record.

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

PERFORMANCE GRAPH

         The following graph sets forth the percentage change in cumulative total shareholder return of our common stock during the five-year period from December 31, 2002 to December 31, 2007, compared with the cumulative returns of the NASDAQ Composite Index and a peer group of companies. The component entities of the peer group consist of Accesstel Inc., GS Energy Corp., Maidenform Brands Inc. and Nitches Inc. and were generated by Research Data Group, Inc. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                          [PERFORMANCE GRAPH OMITTED]

                                                 CUMULATIVE TOTAL RETURN
                             ---------------------------------------------------------------
                              12/02      12/03      12/04      12/05      12/06      12/07
                             --------   --------   --------   --------   --------   --------
TARRANT APPAREL GROUP ....     100.00      87.78      59.66      25.92      35.94      28.36
NASDAQ COMPOSITE .........     100.00     149.75     164.64     168.60     187.83     205.22
PEER GROUP ...............     100.00      18.55       9.62       1.70       2.45       1.74

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

                                                         YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------
                                      2003          2004          2005          2006          2007
                                   ---------     ---------     ---------     ---------     ---------
                                                 (In thousands, except per share data)
INCOME STATEMENT DATA:
Total net sales ...............    $ 320,423     $ 155,453     $ 214,648     $ 232,402     $ 243,721
Total cost of sales ...........      288,445       134,492       169,767       181,760       194,821
                                   ---------     ---------     ---------     ---------     ---------

Gross profit ..................       31,978        20,961        44,881        50,642        48,900
Selling and distribution
   expenses ...................       11,329         9,291        10,726        11,016        14,724
General and administrative
   expenses ...................       31,767        32,084        26,865        26,879        24,312
Royalty expense ...............          242           605         3,665         2,815         1,864
Impairment charges (2) ........       22,277        77,982          --            --            --
Cumulative translation loss (3)         --          22,786          --            --            --
Loss on notes receivable-
   related parties (4) ........         --            --            --          27,137          --
Terminated acquisition expense.         --            --            --            --           2,000
Adjustment to fair value of
   long-term receivable -
   related parties ............         --            --            --            --             808
                                   ---------     ---------     ---------     ---------     ---------

Income (loss) from operations .    $ (33,637)    $(121,787)    $   3,625     $ (17,205)    $   5,192
Interest expense ..............       (5,603)       (2,857)       (4,625)       (6,060)       (4,118)
Interest income ...............          425           377         2,081         1,181           169
Interest in income of equity
   method investee ............         --             770           560            80           157
Other income (1) ..............        4,784         6,366           354           336         4,094
Adjustment to fair value of
   derivative .................         --            --            --             315           196
Other expense (1) .............       (1,183)         (529)         --            (436)       (4,977)
                                   ---------     ---------     ---------     ---------     ---------
Income (loss) before credit
   (provision) for income
   taxes and minority interest       (35,214)     (117,660)        1,995       (21,789)          713
Credit (provision) for income
   taxes ......................       (4,132)       (2,348)         (927)         (453)        1,041
Minority interest .............        3,461        15,331           (75)           21            (6)
                                   ---------     ---------     ---------     ---------     ---------

Net income (loss) .............    $ (35,885)    $(104,677)    $     993     $ (22,221)    $   1,748
Dividend to preferred
   stockholders ...............       (7,494)         --            --            --            --
                                   ---------     ---------     ---------     ---------     ---------
Net income (loss) available to
   common stockholders (as
   restated) ..................    $ (43,379)    $(104,677)    $     993     $ (22,221)    $   1,748
                                   =========     =========     =========     =========     =========

Net income (loss) per share-
Basic .........................    $   (2.38)    $   (3.64)    $    0.03     $   (0.73)    $    0.06
Diluted .......................    $   (2.38)    $   (3.64)    $    0.03     $   (0.73)    $    0.06

Weighted average shares
   outstanding (000)
   Basic ......................       18,215        28,733        29,729        30,546        30,618
   Diluted ....................       18,215        28,733        29,734        30,546        30,618

                                                           AS OF DECEMBER 31,
                                   -----------------------------------------------------------------
                                      2003          2004          2005          2006          2007
                                   ---------     ---------     ---------     ---------     ---------
                                                            (In thousands)
BALANCE SHEET DATA:
Working capital ...............    $ (18,018)    $ (12,295)    $ (11,004)    $  (9,794)    $   6,826
Total assets ..................      253,105       131,811       151,242       111,132        70,989
Bank borrowings, convertible
   debenture and long-term
   obligations ................       68,587        48,455        56,148        44,501        12,748
Shareholders' equity ..........      107,709        30,678        35,360        17,922        21,243

(1) Major components of other income (expense) (as presented above) include rental and lease income, and foreign currency gains or losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. The expense in 2003 was the impairment of our goodwill and intangible assets and write-off of prepaid expenses due to our decision to cease directly operating a substantial majority of our equipment and fixed assets in Mexico commencing in the third quarter of 2003.

(3)      Cumulative   translation   loss   attributable  to  liquidated   Mexico
         operations in 2004 was due to our decision to cease our Mexico operations.

(4) In the third quarter of 2006, we evaluated the recoverability of the notes receivable - related parties and recorded a reserve on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. See Note 5 of the "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to
Consolidated Financial Statements" included elsewhere in this Form 10-K. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the fiscal years ended December 31, 2005, 2006 and 2007. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors."

OVERVIEW

         Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our private brands include American Rag Cie, Marisa K, and American Star.

         We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net income (loss) for the years ended December 31, 2005, 2006 and 2007 were as follows (dollars in thousands):

REVENUES AND NET INCOME (LOSS):          2005            2006             2007
                                      ---------       ---------        ---------
Total net sales ...............       $ 214,648       $ 232,402        $ 243,721
Net income (loss) .............       $     993       $ (22,221)       $   1,748


         Cash flows for the years ended December 31, 2005, 2006 and 2007 were as follows (dollars in thousands):

CASH FLOWS:                                  2005          2006          2007
                                           --------      --------      --------
Net cash provided by (used in)
  operating activities ...............     $(12,900)     $ 15,047      $ 12,476
Net cash provided by (used in)
  investing activities ...............     $  3,555      $ (5,071)     $ 21,455
Net cash provided by (used in)
  financing activities ...............     $  9,772      $(10,713)     $(34,345)

SIGNIFICANT DEVELOPMENTS IN 2007

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in 2007 were $198.8 million compared to $181.2 million in 2006.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in 2007 were $44.9 million compared to $51.2 million in 2006. During 2007, we owned or licensed rights to the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $43.3 million in 2007 compared to $33.2 million in 2006.

         o ALAIN WEIZ: We have previously sold Alan Weiz apparel exclusively to Dillard's Department Stores. From January 1, 2007, we were able to sell our licensed brand "Alain Weiz" to specialty stores and department stores. Net sales of Alain Weiz branded apparel totaled $131,000 in 2007 compared to $5.5 million in 2006. The "Alain Weiz" brand was discontinued in mid 2007 after disappointing performance.

         o MARISA K: This brand is being sold to specialty stores and boutiques. Net sales of Marisa K branded apparel totaled $1.1 million in 2007.

         o        AMERICAN STAR:  This brand is currently sold to Mothers' Work.
                  Sales in 2007 were insignificant.

         We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. American Rag Cie, LLC owns the trademark "American Rag Cie", which has been licensed to us on an exclusive basis throughout the world except for Japan and pursuant to which we sell American Rag Cie branded apparel to Macy's Merchandising Group and have sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. American Rag Cie LLC has purported to terminate our license rights, and we have filed a counterclaim seeking to a declaratory judgment that the termination was invalid and alleging other causes of action. American Rag Cie, LLC is owned 45% by Tarrant Apparel Group and 55% by American Rag Cie II. For a further description of this action see "Item 3. Legal Proceedings" of this Annual Report on Form 10-K.

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

         On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to the purchase agreement mutually agreed to terminate the purchase agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the purchase agreement, and the parties have released each other from any claims arising under or related to the purchase agreement. The $5.0 million deposit was previously recorded in other assets in consolidated balance sheets. We received $4,750,000 in April 2007. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in the acquisition process were recorded as terminated acquisition expenses in the consolidated statements of operations in the first quarter of 2007.

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

         On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex"), which was subsequently amended. Pursuant to the agreement, as amended, Tavex had the right and option (but not an obligation), at any time on or prior to September 1, 2007, to pay to Tarrant Luxembourg an aggregate of U.S. $17.75 million in cash, whereupon, among other things, Tarrant Luxembourg would terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes.

         On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement among the parties. In return for the Tavex's payment of $17.75 million, we have taken the following actions in accordance with the terms of the agreement:

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

         Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million on our consolidated statements of operations as other income in the third quarter of 2007. We placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. At December 31, 2007, the irrevocable letter of credit expired and we did not have any further commitment to purchase fabric from Tavex.

CREDIT FACILITY

         In June 2006, we entered into a new $65 million credit facility with Guggenheim Corporate Funding, LLC (as administrative and collateral agent for certain lenders) and expanded our existing facilities with GMAC Commercial Finance Credit, LLC from $45 million to $55 million and DBS Bank (Hong Kong) Limited from $4.5 million to $25 million. The credit facility with Guggenheim consisted of an initial term loan of $25 million, of which $15.5 million was advanced at the initial closing. A second term loan of up to $40 million was available to finance acquisitions acceptable to Guggenheim as agent. On September 26, 2007, we repaid in full the term loan of $15.5 million outstanding under the Guggenheim credit facility. In November 2007, we executed a payoff letter with Guggenheim and the lenders, which released all liens held by Guggenheim and the lenders.

INTERNAL REVENUE SERVICE AUDIT

         In January 2004, the Internal Revenue Service ("IRS") completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for the six years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest on the outstanding balance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to allowance for returns, discounts and bad debts, inventory, notes receivable - related parties reserve, valuation of long-lived and intangible assets and goodwill, accrued expenses, income taxes, stock options valuation, contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged period of time.

         We believe our financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

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

         As of December 31, 2007, the balance of the allowance for returns, discounts and bad debts was $2.0 million, compared to $2.1 million at December 31, 2006.

INVENTORY

         Our inventories are stated (valued) at the lower of cost (first-in, first-out) or market. Under certain market conditions, we use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

         We have adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." We assess the need for impairment of identifiable intangibles, long-lived assets and goodwill with a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

         o a significant underperformance relative to expected historical or projected future operating results;

         o a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

         o        a significant negative industry or economic trend.

         We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2007, we had a goodwill balance of $9.9 million, and a net property and equipment balance of $1.5 million, as compared to a goodwill balance of $9.9 million and a net property and equipment balance of $1.4 million at December 31, 2006. During the years ended December 31, 2006 and 2007, we did not recognize any impairment related to goodwill and property and equipment.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of our Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar. At December 31, 2006, we had one open foreign exchange forward contract with a maturity of less than one year. Hedge ineffectiveness resulted in a loss totaling $196,000 during 2006. At December 31, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 during 2007.

         Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Foreign currency gains and losses resulting from translation of assets and liabilities related to our Hong Kong subsidiaries were insignificant in 2006 and 2007.

REVENUE RECOGNITION

         Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid (or "LDP") terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

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

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the years ended December 31, 2006 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) during the years ended December 31, 2006 and 2007 was $187,000 and $771,000, respectively. Basic and dilutive earnings per share for the year ended December 31, 2006 were decreased by $0.01 from $(0.72) to $(0.73) by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the year ended December 31, 2007 were decreased by $0.02 from $0.08 to $0.06 by the additional stock-based compensation recognized.

         The fair value of each option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model ("Black-Scholes model") with the following weighted average assumptions used for grants in 2005, 2006 and 2007: weighted-average volatility factors of the expected market price of our common stock of 0.55 for 2005, 0.7 for 2006 and 0.7 for 2007, weighted-average risk-free interest rates of 4% for 2005, 5.075% for 2006 and 3.9% to 4.67% for 2007, dividend yield of 0% for 2005, 2006 and 2007, and weighted-average expected life of the options of 4 years for 2005, 6.25 years for 2006 and 0.06 years to 6.18 years for 2007.

INCOME TAXES

         As  part  of  the  process  of  preparing  our  consolidated  financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a substantial valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations.

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

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2002 to 2005, but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008, and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007.

         The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. During 2007, we de-recognized a previous uncertain tax position through negotiations with the state tax jurisdiction. The negotiated settlement resulted in a decrease of $1.5 million in unrecognized tax benefits and $1.0 million in penalties. During 2007, we also de-recognized a previous uncertain tax position through settlement with the IRS. The negotiated settlement resulted in a decrease of $7.4 million in unrecognized tax benefits. After the above adjustments, there was no unrecognized tax benefit as of December 31, 2007. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 9 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of December 31, 2007, we were in violation of the EBITDA and tangible net worth covenants and waivers of the defaults were obtained in March 2008 from our lenders.

DERIVATIVE ACTIVITIES

WARRANT DERIVATIVES

          SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. At December 31, 2006, there was an income of $511,000 recorded as adjustment to fair value of derivative on our consolidated statements of operations. See Note 9 of the "Notes to Consolidated Financial Statements"

FOREIGN CURRENCY FORWARD CONTRACT

         We source our products in a number of countries throughout the world, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials in the normal course of business. We utilize derivative financial instruments consisting primarily of forward currency contracts. These instruments are intended to protect against exposure related to financing transactions and income from international operations. We do not enter into derivative financial instruments for speculative or trading purposes. We may enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria.

          SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction is undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward contract which has a maturity of less than one year. Hedge ineffectiveness resulted in a loss of $196,000 in our consolidated statements of operations as of December 31, 2006. At December 31, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations as of December 31, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

         For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 1 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

                                                      YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2005      2006      2007
                                                   --------  --------  --------

Net sales ......................................      100.0%     98.1%     92.0%
Net sales to related party .....................       --         1.9       8.0
                                                   --------  --------  --------
Total net sales ................................      100.0     100.0     100.0

Cost of sales ..................................       79.1      76.6      72.7
Cost of sales to related party .................       --         1.6       7.2
                                                   --------  --------  --------
Total cost of sales ............................       79.1      78.2      79.9

Gross profit ...................................       20.9      21.8      20.1
Selling and distribution expenses ..............        5.0       4.7       6.0
General and administration expenses ............       12.5      11.6      10.0
Royalty expenses ...............................        1.7       1.2       0.8
Loss on notes receivable-related parties .......       --        11.7      --
Terminated acquisition expenses ................       --        --         0.8
Adjustment to fair value of long-term
     receivable - related parties ..............       --        --         0.3
                                                   --------  --------  --------

Income (loss) from operations ..................        1.7      (7.4)      2.2
Interest expense ...............................       (2.2)     (2.6)     (1.7)
Interest income ................................        1.0       0.5       0.0
Interest in income of equity method investee ...        0.3       0.0       0.0
Other income ...................................        0.1       0.2       1.7
Adjustment to fair value of derivative .........        0.0       0.1       0.1
Other expense ..................................       (0.0)     (0.2)     (2.0)
                                                   --------  --------  --------

Income (loss) before provision (credit) for
     income taxes and minority interest ........        0.9      (9.4)      0.3
Provision (credit) for income taxes ............        0.4       0.2      (0.4)
Minority interest ..............................        0.0       0.0       0.0
                                                   --------  --------  --------

Net Income (loss) ..............................        0.5%     (9.6)%     0.7%
                                                   ========  ========  ========

COMPARISON OF 2007 TO 2006

         Total net sales increased by $11.3 million, or 4.9%, from $232.4 million in 2006 to $243.7 million in 2007. The increase in total net sales was primarily due to increased sales in our private label business which amounted to $198.8 million in 2007 compared to $181.2 million in 2006. The increase in 2007 came primarily from sales to New York & Co and Seven Licensing, and was partially offset by decreased sales to Kohl's and Mervyn's. Private brands sales in 2007 totaled $44.9 million compared to $51.2 million in 2006. Sales of "Jessica Simpson", "House of Dereon" and "Alain Weiz" brands were discontinued in 2007, compared to sales of these brands amounting to $16.7 million in 2006. The loss in the sales of these brands was partially offset by an increase of $9.6 million in the sales of the "American Rag Cie" brand in 2007.

         Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, brokerage, warehouse handling and markdown. Gross profit for 2007 was $48.9 million, or 20.1% of total net sales, compared to $50.6 million, or 21.8 % of total net sales for 2006, representing a decrease of $1.7 million or 3.4%. The decrease in gross profit for 2007 was primarily caused by a $1.5 million loss on the sale of Mexico fabric inventory in 2007 after the completion of the Tavex transaction selling all our assets in Mexico for cash.

         Selling and distribution expenses increased by $3.7 million, or 33.7%, from $11.0 million in 2006 to $14.7 million in 2007. As a percentage of total net sales, these variable expenses increased from 4.7% in 2006 to 6.0% in 2007. The increase in selling and distribution expenses was primarily caused by the increased expenses incurred in establishing new brands such as "Marisa K" and increased advertising expenses on "American Rag Cie" brand in 2007 due to more advertising efforts.

         General and administrative expenses decreased by $2.6 million, or 9.5%, from $26.9 million in 2006 to $24.3 million in 2007. As a percentage of total net sales, these expenses decreased from 11.6% in 2006 to 10.0% in 2007. The main reduction in general and administrative expenses in 2007 resulted from the settlement of the Jessica Simpson litigation and the reimbursement to us of $3.0 million of legal expenses we previously incurred in the litigation. This reduction was partially offset by a $1.0 million reserve on a long-term receivable - related parties.

         Adjustment to fair value of long-term receivable - related party was $0.8 million, or 0.3% of total net sales in 2007 compared to $0 in 2006. Based on the repayment history of the related parties and litigation they are currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. See "Related party transactions."

         Royalty and marketing allowance expenses decreased by $951,000, or 33.8%, from $2.8 million in 2006 to $1.9 million in 2007. The decrease was caused by the discontinued sales under the Jessica Simpson license in 2007, compared to $1.1 million of royalty paid on the brand in 2006. As a percentage of total net sales, these expenses decreased from 1.2% in 2006 to 0.8% in 2007.

         Loss on notes receivable - related parties was $27.1 million or 11.7% of total net sales in 2006, compared to no such expense in 2007. During 2006, the purchasers of our Mexico assets ceased providing fabric and were not making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 5 of the "Notes to Consolidated Financial Statements".

         Terminated acquisition expenses in 2007 were $2.0 million, or 0.8% of total net sales, compared to no such expense in 2006. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other expenses including due diligence and legal fees incurred in connection with our proposed acquisition of The Buffalo Group. The transaction was mutually terminated on April 19, 2007. See Note 7 of the "Notes to Consolidated Financial Statements".

         Loss from operations was $17.2 million in 2006, or (7.4)% of total net sales, compared to income from operation of $5.2 million in 2007, or 2.2% of total net sales. The higher revenue in 2007 as well as the absence of any further charge for the write-down on notes receivable accounted for the improvement in the operating results in 2007 compared to 2006.

         Interest expense decreased by $1.9 million, or 32.0%, from $6.1 million in 2006 to $4.1 million in 2007. As a percentage of total net sales, this expense decreased from 2.6% in 2006 to 1.7% in 2007. The decrease was primarily due to decreased borrowings under our credit facilities and the repayment of our term loan facility in September 2007. Also included in interest expense in 2006 was $711,000 of debt discount related to intrinsic value of the conversion option of debentures and the remaining value of the warrants issued to holders of debentures as a result of the repayment of the debentures in June 2006.

         Interest income decreased by $1.0 million, or 85.7%, from $1.2 million in 2006 to $169,000 in 2007. Interest earned from the notes receivable-related party amounted to $901,000 in 2006, compared to no such income in 2007.

         Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores. Interest in income of equity method investee increased by $76,000 or 96.3%, from $80,000 in 2006 to $156,000 in
2007. The increase came mainly from increased royalty paid by our subsidiary Private Brands, Inc. on increased sales to Macy's.

         Other income increased by $3.8 million, or 1,119.5%, from $336,000 in 2006 to $4.1 million in 2007. Included in other income in 2007 was a gain of $3.8 million on notes receivable - related parties. See Note 5 of the "Notes to Consolidated Financial Statements". Adjustment to fair value of derivative was $196,000 in 2007, compared to $315,000 in 2006.

         Other expenses increased by $4.5 million, or 1,042.6%, from $436,000 in 2006 to $5.0 million in 2007. Other expenses in 2006 consisted of a payment of $400,000 upon the termination of the license agreements with Cynthia Rowley. Other expenses of $5 million in 2007 consisted of expensing all the financing and related expenses and the remaining value of the warrants issued to lenders and the placement agent upon repaying our term loan in full. See Note 9 of the "Notes to Consolidated Financial Statements".

         Income (loss) before provision (credit) for income taxes and minority interest was $(21.8) million in 2006 and $713,000 in 2007, representing (9.4)% and 0.3% of total net sales, respectively. Loss before provision for income taxes in 2006 included the loss on notes receivable - related parties of $27.1 million.

         Provision for income taxes was $453,000 in 2006 compared to credit for income taxes of $1.0 million in 2007, representing 0.2% and (0.4)% of total net sales, respectively. The tax credit in 2007 was primarily a result of write-backs of FIN 48 accruals after our settlements of some uncertain tax positions with the State and Federal tax authorities.

         Loss allocated to minority interest in 2006 was $21,000, for the minority partner's 25% share in the loss of PBG7, LLC. Income allocated to minority interest in 2007 was $6,000, for the minority partner in PBG7, LLC's 25% share in the income.

         Net income (loss) was $(22.2) million in 2006 as compared to $1.7 million in 2007, representing (9.6)% and 0.7% of total net sales, respectively. Included in the $22.2 million net loss in 2006 was a loss on notes receivable - related parties of $27.1 million.

COMPARISON OF 2006 TO 2005

         Total net sales increased by $17.8 million, or 8.3%, from $214.6 million in 2005 to $232.4 million in 2006. The increase in total net sales was primarily due to increased sales of our private label business, which was $181.2 million in 2006 compared to $159.6 million in 2005, with the increase in 2006 resulting primarily from higher sales to Mothers Work and Charlotte Russe which was a new customer. Private brands sales in 2006 were $51.2 million compared to $55.0 million in 2005 with the decrease resulting primarily from no sales of Gear 7 in 2006, compared to $14.4 million in 2005, and offset by an increase in sales to Macy's Merchandising Group of $11.6 million which included $1.5 million of sublicensing royalty income in 2006.

         Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, brokerage, warehouse handling and markdown. Gross profit for 2006 was $50.6 million, or 21.8% of total net sales, compared to $44.9 million, or 20.9 % of total net sales for 2005, representing an increase of $5.8 million or 12.8%. The increase in gross profit for 2006 occurred primarily because of an increase in sales volume, including $1.5 million of sublicensing royalty income, and gross margin. The improvement in gross margin is primarily attributable to the change of relative product mix in private label business and improved sourcing in private brand business in 2006.

         Selling and distribution expenses increased by $290,000, or 2.7%, from $10.7 million in 2005 to $11.0 million in 2006. As a percentage of total net sales, these variable expenses decreased from 5.0% in 2005 to 4.7% in 2006 due to the increase in sales volume in 2006.

         General and administrative expenses increased by $14,000, or 0.1%, from $26.86 million in 2005 to $26.88 million in 2006. As a percentage of total net sales, these expenses decreased from 12.5% in 2005 to 11.6% in 2006 due to the increase in sales volume in 2006. Included in general and administrative expenses in 2006 was $187,000 stock-based compensation as compared to no such expense in 2005.

         Royalty and marketing allowance expenses decreased by $850,000, or 23.2%, to $2.8 million in 2006 from $3.7 million in 2005. The decrease was primarily due to the royalty payment to House of Dereon in 2005 as compared to no such expense in 2006. As a percentage of total net sales, these expenses decreased to 1.2% in 2006 from 1.7% in 2005.

         Loss on notes receivable - related parties was $27.1 million or 11.7% of total net sales in 2006, compared to no such expense in 2005. During 2006, the purchasers of our Mexico assets ceased providing fabric and were not currently making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 5 of the "Notes to Consolidated Financial Statements".

         Loss from operations was $17.2 million in 2006, or (7.4)% of total net sales, compared to income from operation of $3.6 million in 2005, or 1.7% of total net sales, due to the factors described above.

         Interest expense increased by $1.4 million, or 31.0%, from $4.6 million in 2005 to $6.1 million in 2006. As a percentage of total net sales, this expense increased to 2.6% in 2006 from 2.2% in 2005. The increase was primarily due to an interest expense of $1.6 million in 2006 related to interest payments and amortization of debt discount arising from the credit facility from Guggenheim Corporate Funding LLC. Included in the interest expense was $1.3 million in 2005 and $1.1 million in 2006 related to interest payments to holders of convertible debentures and amortization of debt discount arising from convertible debentures issued in 2005. Interest income decreased by $900,000, or 43.2%, from $2.1 million in 2005 to $1.2 million in 2006. The decrease was primarily due to the interest earned from the notes receivable related to the sale of our fixed assets in Mexico of $1.9 million in 2005, compared to $901,000 in 2006 due to the purchasers of the Mexico assets discontinuing making payments under the notes. Other income decreased by $19,000, or 5.3%, from $354,000 in 2005 to $336,000 in 2006. Other expenses were $1,000 in 2005, compared to $436,000 in 2006 due to a payment of $400,000 upon the termination of the license agreements with Cynthia Rowley.

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

         Income (loss) before provision for income taxes and minority interest was $(21.8) million in 2006 and $2.0 million in 2005, representing (9.4)% and 0.9% of total net sales, respectively. The increase in loss before provision for income taxes was primarily due to the loss on notes receivable - related parties of $27.1 million recorded in 2006 and the other factors discussed above.

         Provision for income taxes was $453,000 in 2006 compared to $927,000 in 2005, representing 0.2% and 0.4% of total net sales, respectively.

         In 2005, we allocated $75,000 of profit to minority interest, which consisted of profit shared with the minority partner in the PBG7, LLC. Loss allocated to minority interest in 2006 was $21,000, for its 25% share in the loss.

         Net income (loss) was $(22.2) million in 2006 as compared $1.0 million in 2005, representing (9.6)% and 0.5% of total net sales, respectively. Included in the $22.2 million net loss in 2006 was a loss on notes receivable - related parties of $27.1 million. There was no such expense in 2005.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of total net sales:

                                                          QUARTER ENDED
                           -------------------------------------------------------------------------------
                           MAR. 31   JUN. 30   SEP. 30    DEC. 31   MAR. 31    JUN. 30   SEP. 30   DEC. 31
                             2006      2006      2006       2006      2007       2007      2007      2007
                           -------   -------   -------    -------   -------    -------   -------   -------
Total net Sales .......    $  61.3   $  59.1   $  54.6    $  57.4   $  56.1    $  60.1   $  70.2   $  57.3
Gross profit ..........       12.5      12.7      11.8       13.6      12.3       12.6      12.9      11.1
Operating income (loss)        1.6       2.6     (24.7)       3.3       0.1        2.5       2.7      (0.1)
Net income (loss) .....        0.8       0.6     (25.3)       1.7      (1.0)       0.8       1.6       0.3


                                                          QUARTER ENDED
                           -------------------------------------------------------------------------------
                           MAR. 31   JUN. 30   SEP. 30    DEC. 31   MAR. 31    JUN. 30   SEP. 30   DEC. 31
                             2006      2006      2006       2006      2007       2007      2007      2007
                           -------   -------   -------    -------   -------    -------   -------   -------
Total net sales .......      100.0%    100.0%    100.0%     100.0%    100.0%     100.0%    100.0%    100.0%
Gross profit ..........       20.4      21.4      21.6       23.8      22.0       20.9      18.4      19.3
Operating income (loss)        2.7       4.4     (45.3)       5.7       0.1        4.2       3.8      (0.1)
Net income (loss) .....        1.4       1.0     (46.4)       2.9      (1.8)       1.3       2.3       0.5

         As is typical for us, quarterly total net sales fluctuated significantly because our customers typically place bulk orders with us, and a change in the number of orders shipped in any one period may have a material effect on the total net sales for that period.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of approximately $491,000 at December 31, 2007.

         We significantly strengthened our balance sheet and improved our liquidity in 2007. The sale of all our Mexico assets for cash enabled us to repay our most expensive loans and as a result our financing cost has since substantially decreased. The IRS settlement and installment repayment plan has removed a significant uncertainty in our financial condition which we have operated under for the past several years.

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

         o        increases in costs of raw materials;

         o loss of rights to the American Rag Cie trademark if litigation in which are involved is resolved in a matter unfavorable to us; and

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

         Cash flows for the years ended December 31, 2005, 2006 and 2007 were as follows (dollars in thousands):


CASH FLOWS:                                              2005         2006         2007
                                                       --------     --------     --------
Net cash provided by (used in) operating activities    $(12,900)    $ 15,047     $ 12,476
Net cash provided by (used in) investing activities    $  3,555     $ (5,071)    $ 21,455
Net cash provided by (used in) financing activities    $  9,772     $(10,713)    $(34,345)

         Net cash provided by operating activities was $12.5 million in 2007, as compared to net cash provided by operating activities in 2006 of $15.0 million and net cash used in operating activities in 2005 of $12.9 million. Net cash provided by operating activities in 2007 resulted primarily from a net income of $1.7 million, $1.9 million of depreciation and amortization of fixed assets and deferred financing cost, $5.0 million write-off of deferred financing cost and debt discount and a decrease of $14.1 million in accounts receivable and $4.6 million in inventory, offset by a gain on notes receivable - related parties of $3.8 million and a decrease of $10.9 million in accounts payable. The decrease in inventory was primarily due to the increase in sales in 2007, the decrease in accounts payable resulted from the pay down of payables and the decrease in accounts receivable was due to increased collections.

         During 2007, net cash provided by investing activities was $21.5 million, as compared to net cash used in investing activities of $5.1 million and net cash provided by investing activities of $3.6 million in 2005. Net cash provided by investing activities in 2007 resulted primarily from $17.8 million proceeds from notes receivable and a return of a $4.8 million of deposit in connection with the termination of our previously proposed acquisition of The Buffalo Group, offset by approximately $700,000 of due diligence fees incurred in connection with that proposed acquisition.

         During 2007, net cash used in financing activities was $34.3 million as compared to net cash used in financing activities of $10.7 million in 2006 and net cash provided by financing activities of $9.8 million in 2005. Net cash used in financing activities in 2007 resulted primarily from the re-payment of $15.5 million of our term loan, $16.6 million of our long-term borrowings and $3.9 million on our short-term bank borrowings, offset by proceeds from exercises of stock options of $1.7 million.

DEBT OBLIGATIONS

         The following table summarizes our debt obligations:

                                                                       DECEMBER 31,
                                                              -----------------------------
                                                                  2006             2007
                                                              ------------     ------------
Short-term bank borrowings:
  Import trade bills payable - DBS Bank and Aurora Capital    $  5,844,887     $  4,600,293
  Bank direct acceptances - DBS Bank .....................       3,368,054        1,222,998
  Other Hong Kong credit facilities - DBS Bank ...........       4,483,241        3,921,927
                                                              ------------     ------------
                                                              $ 13,696,182     $  9,745,218
                                                              ============     ============
Long-term obligations:
  Equipment financing ....................................    $     38,148     $      5,338
  Credit facility - Guggenheim, net ......................      11,212,724             --
  Debt facility and factoring agreement - GMAC CF ........      19,553,755        2,997,793
                                                              ------------     ------------
                                                                30,804,627        3,003,131
  Less current portion ...................................     (19,586,565)      (3,003,131)
                                                              ------------     ------------
                                                              $ 11,218,062     $       0.00
                                                              ============     ============

     DBS BANK CREDIT FACILITY

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 7.5% per annum at December 31, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.12% per annum at December 31, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006 and 2007, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of December 31, 2007, we were in violation with the EBITDA and tangible net worth covenants and a waiver was obtained on March 18, 2008. As of December 31, 2007, $8.6 million was outstanding under this facility. In addition, $11.3 million of open letters of credit was outstanding and $5.1 million was available for future borrowings as of December 31, 2007.

         In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available by DBS to our Hong Kong subsidiaries and bore interest at the rate equal to the Hong Kong prime rate plus 1% and were subject to the same security. The interest rate was 8.75% per annum at October 31, 2007. We paid off this tax loan in October 2007. As of December 31, 2007, $0 was outstanding under this tax loan.

     REVOLVING CREDIT FACILITY - GMAC COMMERCIAL FINANCE

         On June 16, 2006, we expanded our previously existing credit facility with GMAC CF by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 7.75% per annum at December 31, 2007. As of December 31, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on March 25, 2008. A total of $3.0 million was outstanding with respect to receivables factored under the GMAC CF facility at December 31, 2007.

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

     TERM LOAN FACILITY - GUGGENHEIM CORPORATE FUNDING LLC

         On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC ("Guggenheim"), as administrative agent and collateral agent for the lenders. This credit facility provided for borrowings of up to $65 million. This facility consisted of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding, to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million would be available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans became due and payable in December 2010. Interest under this facility was payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility were secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary.

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

     EQUIPMENT LOANS

         We had three equipment loans outstanding during 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007, which we paid off in December 2007. The second loan bore interest at 6.15% payable in installment through 2007, which we paid off in December 2007. The third loan bears interest at 4.75% payable in installment through 2008. As of December 31, 2007, $5,000 was outstanding under the remaining loan.

     LETTERS OF CREDIT

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of December 31, 2007, $1.2 million was outstanding under this facility and $903,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

         The effective interest rates on bank borrowings as of December 31, 2006 and 2007 were 10.9% and 12.7%, respectively.

         The credit facility with GMAC CF prohibits us from paying dividends or making other distributions on our common stock. In addition, GMAC CF prohibits our subsidiaries that are borrowers under the facility from paying dividends or making other distributions to us. The credit facility with DBS Bank prohibits our Hong Kong subsidiaries from paying any dividends or making other distributions or cash advances to us.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2007 (in millions):

                                                         PAYMENTS DUE BY PERIOD
                                      -------------------------------------------------------------
                                                   Less than     Between      Between       After
CONTRACTUAL OBLIGATIONS                 Total        1 year     2-3 years    4-5 years     5 years
----------------------------------    ---------    ---------    ---------    ---------    ---------
Long-term debt(1) ................    $     3.2    $     3.2    $    --      $    --      $    --
Operating leases .................    $     7.6    $     1.4    $     2.6    $     1.8    $     1.8
Minimum royalties ................    $     7.6    $     0.9    $     2.2    $     2.8    $     1.7
                                      ---------    ---------    ---------    ---------    ---------
Total Contractual Cash Obligations    $    18.4    $     5.5    $     4.8    $     4.6    $     3.5

----------
(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of December 31, 2007, and assuming all such indebtedness remained outstanding during 2007 and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $233,000.

                                                TOTAL         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                               AMOUNTS     ------------------------------------------------
COMMERCIAL                                    COMMITTED    Less than      Between       Between      After
COMMITMENTS AVAILABLE TO US                     TO US        1 year      2-3 years     4-5 years    5 years
-------------------------------------------   ---------    ---------    ---------    ---------    ---------
Lines of credit ..........................    $    80.0    $    80.0         --           --           --
Letters of credit (within lines of credit)    $    25.0    $    25.0         --           --           --
Total Commercial Commitments .............    $    80.0    $    80.0         --           --           --


OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         We lease our executive offices and warehouse in Los Angeles, California from GET and office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $1.0 million, $1.1 million and $1.1 million, respectively, in 2005, 2006 and 2007 in rent for office and warehouse facilities at these locations. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $200,000 and $300,000, respectively, in rental income from this sublease for the years ended December 31, 2006 and 2007.

         From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2007 was approximately $2,151,000. At December 31, 2007, the entire balance due from Mr. Guez totaling $1.9 million was reflected as a reduction of shareholders' equity. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $209,000, $171,000 and $158,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $397,000, $299,000 and $365,000 for the years ended December 31, 2005, 2006 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our officers or directors.

         On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. Azteca is owned by the brothers of Gerard Guez. UAV made purchases from a related party in Mexico, an affiliate of Azteca. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We purchased $135,000, $1.1 million and $499,000 of finished goods, fabric and service from Azteca and its affiliates for the years ended December 31, 2005, 2006 and 2007, respectively. Our total sales of fabric and service to Azteca in 2005, 2006 and 2007 were $88,000, $9,000 and $0, respectively. Based on the repayment history of Azteca and litigation which Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. Net amounts due from this related party as of December 31, 2006 and 2007 were $4.0 million and $1.5 million, respectively.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing for the years ended December 31, 2006 and 2007 were $4.4 million and $19.4 million, respectively. Net amounts due from this related party as of December 31, 2006 and 2007 were $3.5 million and $6.8 million, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At December 31, 2007, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of December 31, 2006, we had $228,000 of fixed-rate borrowings and $48.6 million of variable-rate borrowings outstanding. As of December 31, 2007, we had $1.2 million of fixed-rate borrowings and $11.6 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $486,000 and $116,000 on our variable-rate borrowings for 2006 and 2007, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See  "Item  15.  Exhibits,   Financial  Statement  Schedules"  for  our
financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2007, the end of the period covered by this report. Members of the our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         During the fourth quarter ended December 31, 2007, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework". Based on management's evaluation and those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      List the following documents filed as a part of this report:

         (1)      FINANCIAL STATEMENTS.

         Reference is made to the Index to Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this Annual Report on Form 10-K.

         (2)      FINANCIAL STATEMENT SCHEDULES.

         Reference is made to the Index to Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

         (3)      EXHIBITS.

         See the Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference..

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE
                                                                            ----

Financial Statements

     Report of Independent Registered Public Accounting Firm,
     Singer Lewak Greenbaum & Goldstein LLP..................................F-2

     Consolidated Balance Sheets--December 31, 2006 and 2007.................F-3

     Consolidated Statements of Operations --Three year period
     ended December 31, 2007.................................................F-4

     Consolidated Statements of Shareholders' Equity--Three year period ended December 31, 2007..........................................F-5

     Consolidated Statements of Cash Flows--Three year period
     ended December 31, 2007.................................................F-6

     Notes to Consolidated Financial Statements..............................F-7

Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts.........................F-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Tarrant Apparel Group
Los Angeles, California


We have audited the consolidated balance sheets of Tarrant Apparel Group and subsidiaries (collectively, the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of Tarrant Apparel Group listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarrant Apparel Group and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on January 1, 2007.

We were not engaged to examine management's assertion about the effectiveness of Tarrant Apparel Group's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.


/s/ Singer Lewak Greenbaum & Goldstein LLP
--------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 27, 2008

                              TARRANT APPAREL GROUP

                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                             -------------------------------
                                                                                  2006              2007
                                                                             -------------     -------------
                                ASSETS
Current assets:
  Cash and cash equivalents .............................................    $     904,553     $     491,416
  Accounts receivable, net of $2.1 million and $2.0 million allowance for returns, discounts and bad debts at December 31, 2006 and 2007,
     respectively .......................................................       48,079,527        34,622,119
  Due from related parties ..............................................        3,688,355         6,812,951
  Inventory .............................................................       17,774,103        13,140,598
  Temporary quota rights ................................................           32,217             5,028
  Prepaid expenses ......................................................        1,515,087         1,277,361
  Deferred tax assets ...................................................          123,607           161,818
  Income taxes receivable ...............................................           25,468              --
                                                                             -------------     -------------
    Total current assets ................................................       72,142,917        56,511,291

Property and equipment, net of $9.4 million and $8.3 million accumulated
  depreciation at December 31, 2006 and 2007, respectively ..............        1,414,354         1,531,322
Notes receivable - related parties, net of $27.1 million reserve at
  December 31, 2006 .....................................................       14,000,000              --
Due from related parties, net of $1.0 million reserve and $0.8 million
  adjustment to fair value at December 31, 2007 .........................        4,168,205         1,740,707
Equity method investment ................................................          788,901           945,342
Deferred financing cost, net of $1.7 million and $226,000 accumulated
  amortization at December 31, 2006 and 2007, respectively ..............        2,448,526           213,876
Other assets ............................................................        6,223,816           101,692
Goodwill, net ...........................................................        9,945,005         9,945,005
                                                                             -------------     -------------

    Total assets ........................................................    $ 111,131,724     $  70,989,235
                                                                             =============     =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings ............................................    $  13,696,182     $   9,745,218
  Accounts payable ......................................................       22,685,674        11,784,534
  Accrued expenses ......................................................        8,907,658         8,627,445
  Derivative liability ..................................................          195,953              --
  Income taxes ..........................................................       16,865,125        16,525,237
  Current portion of long-term obligations and factoring arrangement ....       19,586,565         3,003,131
                                                                             -------------     -------------
    Total current liabilities ...........................................       81,937,157        49,685,565

Term loan, net of $4.3 million debt discount at December 31, 2006 .......       11,212,724              --
Other long-term obligations .............................................            5,338              --
Deferred tax liabilities ................................................             --                --
                                                                             -------------     -------------
    Total liabilities ...................................................       93,155,219        49,685,565

Minority interest in PBG7 ...............................................           54,338            60,520
Commitments and contingencies

Shareholders' equity:
Preferred stock, 2,000,000 shares authorized;
  no shares at December 31, 2006 and 2007 issued and outstanding ........             --                --
Common stock, no par value, 100,000,000 shares authorized; 30,543,763 shares and 32,043,763 shares at December 31, 2006 and 2007 issued and
  outstanding, respectively .............................................      114,977,465       116,672,465
Warrants to purchase common stock .......................................        7,314,239         7,314,239
Contributed capital .....................................................       10,191,511        10,862,902
Accumulated deficit .....................................................     (112,410,363)     (111,662,856)
Notes receivable from officer/shareholder ...............................       (2,150,685)       (1,943,600)
                                                                             -------------     -------------

    Total shareholders' equity ..........................................       17,922,167        21,243,150
                                                                             -------------     -------------

    Total liabilities and shareholders' equity ..........................    $ 111,131,724     $  70,989,235
                                                                             =============     =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                       2005              2006              2007
                                                  -------------     -------------     -------------
Net sales ....................................    $ 214,648,218     $ 228,038,373     $ 224,289,591
Net sales to related party ...................             --           4,363,316        19,431,054
                                                  -------------     -------------     -------------
Total net sales ..............................      214,648,218       232,401,689       243,720,645

Cost of sales ................................      169,767,051       178,100,779       177,109,432
Cost of sales to related party ...............             --           3,658,806        17,711,950
                                                  -------------     -------------     -------------
Total cost of sales ..........................      169,767,051       181,759,585       194,821,382

Gross profit .................................       44,881,167        50,642,104        48,899,263
Selling and distribution expenses ............       10,726,425        11,016,352        14,723,837
General and administrative expenses ..........       26,864,789        26,878,871        24,312,038
Royalty expenses .............................        3,664,454         2,814,929         1,863,507
Loss on notes receivable - related parties ...             --          27,137,297              --
Terminated acquisition expenses ..............             --                --           2,000,000
Adjustment to fair value of long-term
  receivable - related parties ...............             --                --             807,875
                                                  -------------     -------------     -------------

Income (loss) from operations ................        3,625,499       (17,205,345)        5,192,006
Interest expense .............................       (4,624,590)       (6,059,628)       (4,117,914)
Interest income ..............................        2,081,456         1,181,437           168,690
Interest in income of equity method investee..          559,634            79,696           156,441
Other income .................................          354,347           335,731         4,094,317
Adjustment to fair value of derivative .......             --             315,134           195,953
Other expense ................................             (580)         (435,586)       (4,976,813)
                                                  -------------     -------------     -------------

Income (loss) before provision (credit) for
  income taxes and minority interest .........        1,995,766       (21,788,561)          712,680
Provision (credit) for income taxes ..........          927,181           453,090        (1,041,010)
Minority interest ............................           75,241           (20,903)            6,183
                                                  -------------     -------------     -------------

Net income (loss) ............................    $     993,344     $ (22,220,748)    $   1,747,507
                                                  =============     =============     =============

Net income (loss) per share - Basic ..........    $        0.03     $       (0.73)    $        0.06
                                                  =============     =============     =============

Net income (loss) per share - Diluted ........    $        0.03     $       (0.73)    $        0.06
                                                  =============     =============     =============

Weighted average common and common equivalent
shares outstanding:
Basic ........................................       29,728,997        30,545,599        30,617,736
                                                  =============     =============     =============

Diluted ......................................       29,734,291        30,545,814        30,617,736
                                                  =============     =============     =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007




                                                 PREFERRED        NUMBER          COMMON          NUMBER
                                                   STOCK         OF SHARES         STOCK         OF SHARES         WARRANTS
                                               -------------   -------------   -------------   -------------    -------------
Balance at January 1, 2005 .................   $        --              --     $ 111,515,091      28,814,763    $   2,846,833
   Net income ..............................            --              --              --              --               --
   Compensation expense ....................            --              --              --              --               --
   Issuance of common stock ................            --              --           375,000         195,313             --
   Conversion of debentures ................            --              --         3,087,374       1,543,687             --
   Repayment from shareholder ..............            --              --              --              --               --
                                               -------------   -------------   -------------   -------------    -------------

Balance at December 31, 2005 ...............   $        --              --     $ 114,977,465      30,553,763    $   2,846,833
   Net loss ................................            --              --              --              --               --
   Stock-based compensation ................            --              --              --              --               --
   Cancellation of common stock ............            --              --              --           (10,000)            --
   Issuance of warrants with debentures ....            --              --              --              --          4,467,406
   Repayment from shareholder ..............            --              --              --              --               --
                                               -------------   -------------   -------------   -------------    -------------

Balance at December 31, 2006 ...............   $        --              --     $ 114,977,465      30,543,763    $   7,314,239
   Accounting for uncertain tax position ...            --              --              --              --               --
   Net income ..............................            --              --              --              --               --
   Stock-based compensation ................            --              --              --              --               --
   Exercise of stock options ...............            --              --         1,695,000       1,500,000             --
   Dissolution of a partnership ............            --              --              --              --               --
   Repayment from shareholder ..............            --              --              --              --               --
                                               -------------   -------------   -------------   -------------    -------------

Balance at December 31, 2007 ...............   $        --              --     $ 116,672,465      32,043,763    $   7,314,239
                                               =============   =============   =============   =============    =============


                                                                   RETAINED
                                                                   EARNINGS                            TOTAL
                                                 CONTRIBUTED    (ACCUMULATED      NOTES FROM       SHAREHOLDERS'
                                                   CAPITAL         DEFICIT)      SHAREHOLDERS         EQUITY
                                                -------------   -------------    -------------    -------------
Balance at January 1, 2005 .................    $   9,965,591   $ (91,182,959)   $  (2,466,062)   $  30,678,494
   Net income ..............................             --           993,344             --            993,344
   Compensation expense ....................           38,740            --               --             38,740
   Issuance of common stock ................             --              --               --            375,000
   Conversion of debentures ................             --              --               --          3,087,374
   Repayment from shareholder ..............             --              --            187,359          187,359
                                                -------------   -------------    -------------    -------------

Balance at December 31, 2005 ...............    $  10,004,331   $ (90,189,615)   $  (2,278,703)   $  35,360,311
   Net loss ................................             --       (22,220,748)            --        (22,220,748)
   Stock-based compensation ................          187,180            --               --            187,180
   Cancellation of common stock ............             --              --               --               --
   Issuance of warrants with debentures ....             --              --               --          4,467,406
   Repayment from shareholder ..............             --              --            128,018          128,018
                                                -------------   -------------    -------------    -------------

Balance at December 31, 2006 ...............    $  10,191,511   $(112,410,363)   $  (2,150,685)   $  17,922,167
   Accounting for uncertain tax position ...             --        (1,000,000)            --         (1,000,000)
   Net income ..............................             --         1,747,507             --          1,747,507
   Stock-based compensation ................          771,391            --               --            771,391
   Exercise of stock options ...............             --              --               --          1,695,000
   Dissolution of a partnership ............         (100,000)           --               --           (100,000)
   Repayment from shareholder ..............             --              --            207,085          207,085
                                                -------------   -------------    -------------    -------------

Balance at December 31, 2007 ...............    $  10,862,902   $(111,662,856)   $  (1,943,600)   $  21,243,150
                                                =============   =============    =============    =============


                             See accompanying notes.

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                  2005              2006              2007
                                                             -------------     -------------     -------------
Operating activities:
Net Income (loss) .......................................    $     993,344     $ (22,220,748)    $   1,747,507
Adjustments to reconcile net income (loss) to net cash
provided by (used in)
Operating activities:
   Deferred taxes .......................................         (166,686)          237,045           (38,211)
   Depreciation and amortization of fixed assets ........          727,233           455,124           414,909
   Amortization of deferred financing cost ..............        1,399,352         2,525,210         1,532,295
   Write-off of deferred financing cost and debt discount             --                --           4,950,616
   Receipt of merchandise in lieu of interest on notes
     receivable, related party ..........................       (1,742,540)             --                --
   Adjustment to fair value of derivative ...............             --            (315,134)         (195,953)
   Reserve of long-term receivable - related parties ....             --                --           1,000,000
   Adjustment to fair value of long-term receivable -
      related parties ...................................             --                --             807,875
   Loss (gain) on notes receivable - related parties ....             --          27,137,297        (3,750,000)
   Terminated acquisition expenses ......................             --                --           2,000,000
   Prepaid royalties write-off ..........................        1,165,970              --                --
   Income from equity method investment .................         (559,634)          (79,696)         (156,441)
   Loss (gain) on sale of fixed assets ..................         (124,041)           35,587            20,048
   Minority interest ....................................           75,241           (20,903)            6,183
   Compensation expense related to stock options ........           38,740              --                --
   Stock-based compensation .............................             --             187,180           771,392
   Change in the provision for returns and discounts ....          (78,060)          292,356          (333,648)
   Change in the provision for bad debts ................          591,945        (1,167,248)          234,066
   Changes in operating assets and liabilities:
      Accounts receivable ...............................      (17,352,985)        6,528,104        14,056,128
      Due to/from related parties .......................        2,702,047        (1,160,821)       (3,118,230)
      Inventory .........................................       (8,503,086)       13,305,121         4,633,506
      Temporary quota rights ............................             --             (32,217)           27,189
      Prepaid expenses ..................................           47,055           900,886           263,193
      Other assets ......................................             --                --             125,000
      Accounts payable ..................................        9,248,667       (10,593,284)      (10,901,140)
      Accrued expenses and income tax payable ...........       (1,362,218)         (967,312)       (1,620,101)
                                                             -------------     -------------     -------------
   Net cash provided by (used in) operating activities ..      (12,899,656)       15,046,547        12,476,183

Investing activities:
Purchase of fixed assets ................................         (559,081)         (208,571)         (553,060)
Proceeds from sale of fixed assets ......................          130,552             6,346             1,134
Collection on notes receivable - related parties ........        1,194,722         1,086,110              --
Proceeds from notes receivable ..........................             --                --          17,750,000
Distribution from equity method investee ................          301,050            67,500              --
Deposit in acquisition ..................................             --          (5,000,000)             --
Refund of deposit in acquisition ........................             --                --           4,750,000
Due diligence fees in acquisition .......................             --          (1,050,256)         (699,744)
Trademark ...............................................             --            (100,000)             --
Collection of advances from shareholders/officers .......        2,487,360           128,018           207,086
                                                             -------------     -------------     -------------
   Net cash provided by (used in) investing activities ..        3,554,603        (5,070,853)       21,455,416

Financing activities:
Short-term bank borrowings, net .........................       (4,117,625)         (137,351)       (3,950,964)
Proceeds from long-term obligations .....................      218,367,495       235,101,785       205,837,789
Payment of financing costs ..............................             --          (2,405,201)             --
Payment of long-term obligations and bank borrowings ....     (204,477,993)     (236,359,516)     (222,426,561)
Repayment of term loan ..................................             --                --         (15,500,000)
Proceeds (repayments) from convertible debentures .......             --          (6,912,626)             --
Exercise of stock options ...............................             --                --           1,695,000
                                                             -------------     -------------     -------------
   Net cash provided by (used in) financing activities ..        9,771,877       (10,712,909)      (34,344,736)
                                                             -------------     -------------     -------------

Increase (decrease) in cash and cash equivalents ........          426,824          (737,215)         (413,137)
Cash and cash equivalents at beginning of year ..........        1,214,944         1,641,768           904,553
                                                             -------------     -------------     -------------

Cash and cash equivalents at end of year ................    $   1,641,768     $     904,553     $     491,416
                                                             =============     =============     =============


                             See accompanying notes

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF CONSOLIDATION

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At December 31, 2007, we own 75% of PBG7, LLC ("PBG7"). We previously owned 50.1% of United Apparel Ventures ("UAV"), which was dissolved on February 27, 2007. The dissolution of UAV did not have a material impact on our consolidated financial statements. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

We serve specialty, retail, mass merchandisers, department store chains and branded wholesalers by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label and private brand.

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

RISK AND UNCERTAINTIES - IRS EXAMINATION

In January 2004, the Internal Revenue Service ("IRS") completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008 we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts previously reserved for in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest on the outstanding balance.

RISK AND UNCERTAINTIES - DEBT COVENANTS

As discussed in Note 9 of the "Notes to Consolidated Financial Statements," our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. See Note 9 of the "Notes to Consolidated Financial Statements" for a further discussion of the credit facilities and related debt covenants. As of December 31, 2007, we were in violation of the EBITDA and tangible net worth covenants and waivers of the defaults were obtained in March 2008 from our lenders.

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

We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory. Generally, the factories pay us for the fabric with offsets against the price of the finished goods.

SHIPPING AND HANDLING COSTS

Freight charges are included in selling and distribution expenses in the statements of operations and amounted to $667,000, $781,000 and $641,000 for the years ended December 31, 2005, 2006 and 2007, respectively. In 2005, 2006 and 2007, we did some billing for freight to specialty stores although the amount was insignificant.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents held in foreign financial institutions totaled $260,000 and $262,000 as of December 31, 2006 and 2007, respectively. Cash is deposited with what we believe are highly credited quality financial institutions and may exceed FDIC insured limits. As of December 31, 2006 and 2007, cash deposited in financial institutions that exceeded FDIC insured limits was $1.4 million and $660,000, respectively.

ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial
obligations  (such  as  in  the  case  of  bankruptcy   filings  or  substantial
downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount. As of December 31, 2006 and 2007, the balance of the allowance for returns, discounts and bad debts was $2.1 million and $2.0 million, respectively.

INVENTORY

Our inventories are stated (valued) at the lower of cost (first-in, first-out) or market. Under certain market conditions, we use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

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

LICENSE AGREEMENTS AND ROYALTY EXPENSES

We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of its products. These agreements require us to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See Note 13 of the "Notes to Consolidated Financial Statements" regarding various agreements we have entered into.

Royalty expense for each of the three fiscal years ended December 31, 2005, 2006 and 2007 were $3.7 million, $2.8 million and $1.9 million, respectively.

DEFERRED RENT PROVISION

When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of December 31, 2006 and 2007, deferred rent of $93,000 and $260,000, respectively was recorded under accrued expense in our consolidated financial statements.

DERIVATIVE ACTIVITIES

WARRANT DERIVATIVES

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. At December 31, 2006, there was an income of $511,000 recorded as adjustment to fair value of derivative on our consolidated statements of operations. See Note 9 of the "Notes to Consolidated Financial Statements"

FOREIGN CURRENCY FORWARD CONTRACT

We source our product in a number of countries throughout the world, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials in the normal course of business. We utilize derivative financial instruments consisting primarily of forward currency contracts. These instruments are intended to protect against exposure related to financing transactions and income from international operations. We do not enter into derivative financial instruments for speculative or trading purposes. We may enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria.

SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction is undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward contract which has a maturity of less than one year. Hedge ineffectiveness resulted in a loss of $196,000 in our consolidated statements of operations as of December 31, 2006. At December 31, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations as of December 31, 2007.

PRODUCT DESIGN, ADVERTISING AND SALES PROMOTION COSTS

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in selling, general and administrative expenses in the accompanying statements of operations (excluding the costs of manufacturing production samples) amounted to approximately $3.0 million, $2.7 million and $3.9 million in 2005, 2006 and 2007, respectively.

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

         Buildings.........................................     35 to 40 years
         Equipment.........................................      5 to 15 years
         Furniture and Fixtures............................       5 to 7 years
         Vehicles..........................................            5 years
         Leasehold Improvements........ Term of lease or Estimated useful life

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets." We assess the need for impairment of identifiable intangibles, long-lived assets and goodwill with a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

         o a significant underperformance relative to expected historical or projected future operating results;

         o a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

         o        a significant negative industry or economic trend.

We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2006, we had a goodwill balance of $9.9 million, and a net property and equipment balance of $1.4 million, as compared to a goodwill balance of $9.9 million and a net property and equipment balance of $1.5 million at December 31, 2007. See Note 6 and Note 8 of the "Notes to Consolidated Financial Statements."

During the years ended December 31, 2006 and 2007, we did not recognize any need for impairment related to goodwill and property and equipment.

DEFERRED FINANCING COST

Deferred financing costs were $2.4 million and $214,000 at December 31, 2006 and 2007, respectively. These costs of obtaining financing and issuance of debt instruments are being amortized on a straight-line basis over the term of the related debt. Amortization expenses for deferred charges were $1.4 million, $2.5 million and $1.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Our foreign subsidiary had an accumulated earning and profit deficit at December 31, 2006 and 2007. Any current year foreign earning and profit will be reported by us as dividends on our tax returns.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

We and several of our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2002 to 2005 but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007.

The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. During 2007, we de-recognized a previous uncertain tax position through negotiations with the state tax jurisdiction. The negotiated settlement resulted in a decrease of $1.5 million in unrecognized tax benefits and $1.0 million in penalties. During 2007, we also de-recognized a previous uncertain tax position through settlement with the IRS. The negotiated settlement resulted in a decrease of $7.4 million in unrecognized tax benefits. After the above adjustments, there was no unrecognized tax benefit as of December 31, 2007. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic income (loss) per share and diluted income (loss) per share is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                    2005            2006             2007
                                                ------------    ------------     ------------
Basic EPS Computation:
Numerator:
Reported net income (loss) .................    $    993,344    $(22,220,748)    $  1,747,507

Denominator:
Weighted average common shares outstanding..      29,728,997      30,545,599       30,617,736

Basic EPS ..................................    $       0.03    $      (0.73)    $       0.06
                                                ============    ============     ============

Diluted EPS Computation:
Numerator:
Reported net income (loss) .................    $    993,344    $(22,220,748)    $  1,747,507

Denominator:
Weighted average common shares outstanding..      29,728,997      30,545,599       30,617,736
Incremental shares from assumed exercise of
warrants ...................................            --              --               --
convertible debentures .....................            --              --               --
options ....................................           5,294             215             --
                                                ------------    ------------     ------------
Total shares ...............................      29,734,291      30,545,814       30,617,736

Diluted EPS ................................    $       0.03    $      (0.73)    $       0.06
                                                ============    ============     ============


The  following   potentially  dilutive  securities  were  not  included  in  the computation of income (loss) per share, because to do so would have been anti-dilutive:

                                       2005             2006             2007
                                    ----------       ----------       ----------

Options .....................        6,727,756        7,673,444        8,214,209
Warrants ....................        2,361,732        5,931,732        5,931,732
Convertible debentures ......        3,456,313             --               --
                                    ----------       ----------       ----------
   Total ....................       12,545,801       13,605,176       14,145,941

DIVIDENDS

We did not declare or pay any cash dividends in 2005, 2006 or 2007. We intend to retain any future earnings for use in our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our credit agreements prohibit the payment of dividends during the term of the agreements.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of our Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar.

Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Foreign currency gains and losses resulting from translation of assets and liabilities related to our Hong Kong subsidiaries were insignificant in 2006 and 2007.

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

Our products are primarily sold to mass merchandisers and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. We make substantial sales to a relatively few, large customers. In order to minimize the risk of loss, we assign certain of our domestic accounts receivable to a factor without recourse or require letters of credit from our customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. At December 31, 2006 and 2007, approximately 23% and 31%, respectively of accounts receivable were due from two customers. The following table presents the percentage of net sales concentrated with certain customers.

                                                 PERCENTAGE OF NET SALES
                                           ------------------------------------
   CUSTOMER                                  2005          2006           2007
   ---------------------                   -------       -------        -------
   Macy's Merchandising Group............    13.4          18.9           21.1
   New York & Co. .......................     8.6           4.5           12.5
   Chico's ..............................     8.3           8.5           11.3
   Kohl's................................    13.5          14.1            8.5
   Mervyn's..............................    11.2          11.9            8.3
   Wal-Mart..............................    11.1           4.5            3.5

We maintain demand deposits with several major banks. At times, cash balances may be in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the financial statements include allowance for returns, discounts and bad debts, inventory, notes receivable - related parties reserve, valuation of long-lived and intangible assets and goodwill, accrued expenses, income taxes, stock options valuation, contingencies and litigation. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS No. 157, as applicable, beginning in fiscal year 2008. We are currently assessing the impact of SFAS No. 157 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires us to (a) recognize a plan's funded status in the statement of financial position, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 was effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company's prior approach but are material under the SAB No. 108 approach. SAB No. 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 141(R) on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51". The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial  statements by  establishing  accounting  and  reporting  standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our results of operations and financial condition.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. Equity method investment of $1.4 million has been reclassified to goodwill in fiscal 2006 to conform to the fiscal 2007 presentation.

2.       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2006             2007
                                                  ------------     ------------

U.S. trade accounts receivable ...............    $  2,975,840     $  4,277,218
Foreign trade accounts receivable ............      16,986,357        6,809,971
Factored accounts receivable .................      29,697,935       25,294,525
Other receivables ............................         496,253          217,681
Allowance for returns, discounts and bad debts      (2,076,858)      (1,977,276)
                                                  ------------     ------------
                                                  $ 48,079,527     $ 34,622,119
                                                  ============     ============

At December 31, 2007, substantially all trade receivables, irrespective of their debt ratings, were factored under our credit facility with GMAC and GMAC advances up to 90% of the invoice value to us immediately upon the submission of invoices. See Note 9 of "Notes to Consolidated Financial Statements."

3.       INVENTORY

Inventory consists of the following:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2006             2007
                                                  ------------     ------------

Raw materials - fabric and trim accessories ..    $  3,271,610     $    558,996
Work-in-process ..............................            --             5,040
Finished goods shipments-in-transit ..........       7,331,422        7,023,981
Finished goods ...............................       7,171,071        5,552,581
                                                  ------------     ------------
                                                  $ 17,774,103     $ 13,140,598
                                                  ============     ============

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2006             2007
                                                  ------------     ------------

Land .........................................    $     85,000     $     85,000
Buildings ....................................         819,372          819,372
Equipment ....................................       4,621,339        3,820,098
Furniture and fixtures .......................       2,197,648        1,801,508
Leasehold improvements .......................       2,727,243        2,932,366
Vehicles .....................................         333,311          384,661
                                                  ------------     ------------
                                                    10,783,913        9,843,005

Less accumulated depreciation and amortization      (9,369,559)      (8,311,683)
                                                  ------------     ------------

                                                  $  1,414,354     $  1,531,322
                                                  ============     ============

Depreciation expense, including amortization of assets recorded under capital leases, totaled $727,000, $455,000 and $415,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

5.       NOTES RECEIVABLE - RELATED PARTY RESERVE

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

On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex"), which was subsequently amended. Pursuant to the agreement, as amended, Tavex had the right and option (but not an obligation), at any time on or prior to September 1, 2007, to pay to Tarrant Luxembourg an aggregate of U.S. $17.75 million in cash, whereupon, among other things, Tarrant Luxembourg would terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes.

On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement among the parties. In return for the Tavex's payment of $17.75 million, we have taken the following actions in accordance with the terms of the agreement:

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

Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million on our consolidated statements of operations as other income in the third quarter of 2007. We placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. At December 31, 2007, the irrevocable letter of credit expired and we did not have any further commitment to purchase fabric from Tavex.

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

In 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. The guaranteed annual minimum royalty for 2007 is $760,000. At December 31, 2007, the total commitment on royalties remaining on the term was $7.6 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC, the sourcing arm of Federated Department Stores, to supply Macy's Merchandising Group with American Rag Cie, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by Macy's Merchandising Group exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in select Macy's locations and is currently available in approximately 600 Macy's stores nationally. The investment in American Rag Cie, LLC totaling $789,000 and $945,000 at December 31, 2006 and 2007, respectively, is accounted for under the equity method and included in equity method investment on the accompanying consolidated balance sheets. In 2007, we re-classed $1,362,160 from equity method investment to goodwill to rectify the goodwill portion arrived from the excess of the initial investment over our 45% share of the net assets of American Rag. Income from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag for 2006 and 2007 is as follows:

          Balance as of December 31, 2005 ....     $   2,138,865
          Reclassification to goodwill .......        (1,362,160)
          Share of income.....................            79,696
          Distribution .......................           (67,500)
                                                   -------------
          Balance as of December 31, 2006 ....     $     788,901
          Share of income.....................           156,441
                                                   -------------
          Balance as of December 31, 2007.....     $     945,342
                                                   =============


We hold a 45% member interest in American Rag Cie, LLC. The remaining 55% belongs to an unrelated third party entity who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of "American Rag". Royalty incomes paid by us to American Rag is classified as its other income and is ancillary to its primary operations. Reported revenues from the retail business in fiscal 2005, 2006 and 2007 were approximately $10 million, $10 million and $11 million, respectively. Royalty income paid to American Rag in 2005, 2006 and 2007 were $575,000, $1.1 million and $1.7 million, respectively.

We have determined that we are not the primary beneficiary of American Rag Cie, LLC under FIN 46. There is no guaranteed return on our investment. American Rag Cie, LLC has sufficient equity to finance its activities without any financial support from us. We are not involved in its day to day management decisions and it is effectively controlled by its Chief Executive Officer who is also the majority shareholder of the 55% owners. In June 2006, we signed a guarantee of certain liabilities of American Rag Cie, LLC to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or (B) $675,000, which guarantee was re-affirmed in September 2007. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46 and concluded that consolidation under FIN 46 is still not appropriate. Our variable interest will not absorb a majority of the VIE's expected losses. We record our proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond our 45% investment interest. Additionally, we do not expect to receive the entity's expected residual returns, other than their 45% ownership interest.

We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. See Note 21 of these "Notes to Consolidated Financial Statements".

7.       OTHER ASSETS AND WRITE OFF OF ACQUISITION EXPENSES

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

On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to the Purchase Agreement mutually agreed to terminate the Purchase Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the Purchase Agreement, and the parties have released each other from any claims arising under or related to the Purchase Agreement. The $5.0 million deposit was previously recorded in other assets in consolidated balance sheets. We received $4,750,000 in April 2007. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in the acquisition process were recorded as terminated acquisition expenses in the consolidated statements of operations in the first quarter of 2007.

8.       IMPAIRMENT OF ASSETS

IMPAIRMENT OF GOODWILL

Goodwill on the accompanying consolidated balance sheets represents the "excess of costs over fair value of net assets acquired in previous business combination". SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

The following table displays the change in the gross carrying amount of goodwill by reporting units for the years ended December 31, 2006 and 2007. The reporting units below are one level below the reportable segments included in Note 18, "Operations by Geographic Areas". The reporting units FR TCL - Chazzz & MGI Division and Private Brands - American Rag Division were included within the United States geographical segment of Note 18 of the "Notes to the Consolidated Financial Statements."

                                                 REPORTING UNITS
                                                 ---------------
                                            FR TCL -          PRIVATE BRANDS -
                                    CHAZZZ & MGI DIVISION  AMERICAN RAG DIVISION
                                    ---------------------  ---------------------
Balance as of January 1, 2006 ....        $8,582,845            $1,362,160
Activities for the year ..........                 0                     0
                                          ----------            ----------
Balance as of December 31, 2006 ..        $8,582,845            $1,362,160
Activities for the year ..........                 0                     0
                                          ----------            ----------
Balance as of December 31, 2007 ..        $8,582,845            $1,362,160
                                          ==========            ==========


9.       DEBT

Debt consists of the following:

                                                                       DECEMBER 31,
                                                              -----------------------------
                                                                  2006             2007
                                                              ------------     ------------
Short-term bank borrowings:
  Import trade bills payable - DBS Bank and Aurora Capital    $  5,844,887     $  4,600,293
  Bank direct acceptances - DBS Bank .....................       3,368,054        1,222,998
  Other Hong Kong credit facilities - DBS Bank ...........       4,483,241        3,921,927
                                                              ------------     ------------
                                                              $ 13,696,182     $  9,745,218
                                                              ============     ============
Long-term obligations:
  Equipment financing ....................................    $     38,148     $      5,338
  Credit facility - Guggenheim, net ......................      11,212,724             --
  Debt facility and factoring agreement - GMAC CF ........      19,553,755        2,997,793
                                                              ------------     ------------
                                                                30,804,627        3,003,131
  Less current portion ...................................     (19,586,565)      (3,003,131)
                                                              ------------     ------------
                                                              $ 11,218,062     $       --
                                                              ============     ============


IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 7.5% per annum at December 31, 2007, or the Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 8.12% per annum at December 31, 2007. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2006 and 2007, interest coverage ratio, leverage ratio and limitations on additional indebtedness. As of December 31, 2007, we were in violation with the EBITDA and tangible net worth covenants and a waiver was obtained on March 18, 2008. As of December 31, 2007, $8.6 million was outstanding under this facility. In addition, $11.3 million of open letters of credit was outstanding and $5.1 million was available for future borrowings as of December 31, 2007.

As of December 31, 2007, the total balance outstanding under the DBS Bank credit facilities was $8.6 million (classified above as follows: $3.5 million in import trade bills payable, $1.2 million in bank direct acceptances and $3.9 million in other Hong Kong credit facilities).

In September 2006, a tax loan for HKD 8.438 million (equivalent to US $1.1 million) was also made available by DBS to our Hong Kong subsidiaries and bore interest at the rate equal to the Hong Kong prime rate plus 1% and were subject to the same security. The interest rate was 8.75% per annum at October 31, 2007. We paid off this tax loan in October 2007. As of December 31, 2007, $0 was outstanding under this tax loan.

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of December 31, 2007, $1.2 million was outstanding under this facility (classified above under import trade bills payable) and $903,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

EQUIPMENT FINANCING

We had three equipment loans outstanding during 2007. One of these equipment loans bore interest at 15.8% payable in installments through 2007, which we paid off in December 2007. The second loan bore interest at 6.15% payable in installment through 2007, which we paid off in December 2007. The third loan bears interest at 4.75% payable in installment through 2008. As of December 31, 2007, $5,000 was outstanding under the remaining loan.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC CF

On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratios and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 7.75% per annum at December 31, 2007. As of December 31, 2007, we were in violation with the EBITDA covenant and a waiver was obtained on March 25, 2008. A total of $3.0 million was outstanding with respect to receivables factored under the GMAC CF facility at December 31, 2007.

CREDIT FACILITY FROM GUGGENHEIM CORPORATE FUNDING LLC AND WARRANTS

On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim Corporate Funding LLC ("Guggenheim"), as administrative agent and collateral agent for the lenders. This credit facility provided for borrowings of up to $65 million. This facility consisted of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding, to be used to repay certain existing indebtedness and fund general operating and working capital needs. An additional term loan of up to $40 million would be available under this facility to finance acquisitions acceptable to Guggenheim. All amounts under the term loans became due and payable in December 2010. Interest under this facility was payable monthly, with the interest rate equal to the LIBOR rate plus an applicable margin based on our debt leverage ratio (as defined in the credit agreement). Our obligations under the Guggenheim credit facility were secured by a lien on substantially all of our assets and our domestic subsidiaries, including a pledge of the equity interests of our domestic subsidiaries and 65% of our Luxembourg subsidiary.

In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. These warrants are exercisable for 3,500,000 shares, and the remaining 357,143 shares of the warrants will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim was included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million was recorded as debt discount, both of them were amortized over the life of the loan. For the years ended December 31, 2006 and 2007, $654,000 and $906,000 was amortized, respectively.

Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. This warrant is exercisable for 70,000 shares, and the remaining 7,143 shares of this warrant will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF No. 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 was included in the deferred financing cost, and was amortized over the life of the loan. For the years ended December 31, 2006 and 2007, $43,000 and $59,000 was amortized, respectively.

As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. This was because we granted the warrant holders certain registration rights that were outside our control. In accordance with SFAS No. 133, the warrants were being valued at each reporting period. Changes in fair value were recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS No. 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders were limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified from debt to equity in accordance with EITF No. 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to $4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative on our consolidated statements of operations. As such, a net gain of $511,000 was recognized in our statements of operations as an adjustment to fair value of derivative in 2006.

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

The credit facility with GMAC CF prohibits us from paying dividends or making other distributions on our common stock. In addition, GMAC CF prohibits our subsidiaries that are borrowers under the facility from paying dividends or other distributions to us, and the credit facility with DBS prohibits our Hong Kong subsidiaries from paying any dividends or making other distributions or advances to us.

GUARANTEES

In June 2006, we signed a guarantee of certain liabilities of American Rag Cie to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or (B) $675,000, which guarantee was re-affirmed in September 2007.

10.      CONVERTIBLE DEBENTURES AND WARRANTS

On December 14, 2004, we completed a $10 million financing through the issuance of (i) 6% Secured Convertible Debentures ("Debentures") and (ii) warrants to purchase up to 1,250,000 shares of our common stock. Prior to maturity, the investors could convert the Debentures into shares of our common stock at a price of $2.00 per share. The warrants have a term of five years and an exercise price of $2.50 per share. The warrants were valued at $866,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 4%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.55; and an expected life of four years. The Debentures bore interest at a rate of 6% per annum and had a term of three years. We could elect to pay interest on the Debentures in shares of our common stock if certain conditions were met, including a minimum market price and trading volume for our common stock. The Debentures contained customary events of default and permitted the holder thereof to accelerate the maturity if the full principal amount together with interest and other amounts owing upon the occurrence of such events of default. The Debentures were secured by a subordinated lien on certain of our accounts receivable and related assets. The closing market price of our common stock on the closing date of the financing was $1.96. The Debentures were thus valued at $8,996,000, resulting in an effective conversion price of $1.799 per share. The intrinsic value of the conversion option of $804,000 was being amortized over the life of the loan.

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

11.      DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

We use forward currency contracts to manage volatility associated with foreign currency purchases of materials in the normal course of business. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction is undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward which has a maturity of less than one year. Hedge ineffectiveness resulted in a loss of $196,000 in our consolidated statements of operations as of December 31, 2006. At December 31, 2007, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations as of December 31, 2007.

12.      INCOME TAXES

The provision (credit) for domestic and foreign income taxes is as follows:

                                           YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                   2005              2006              2007
                               ------------      ------------      ------------
Current:
  Federal ................     $       --        $      6,968      $ (1,666,729)
  State ..................            2,425             6,400            42,150
  Foreign ................        1,091,442           202,677           621,780
                               ------------      ------------      ------------
                                  1,093,867           216,045        (1,002,799)
Deferred:
  Federal ................             --                --                --
  State ..................             --                --                --
  Foreign ................         (166,686)          237,045           (38,211)
                               ------------      ------------      ------------
                                   (166,686)          237,045           (38,211)
                               ------------      ------------      ------------

    Total ................     $    927,181      $    453,090      $ (1,041,010)
                               ============      ============      ============


The source of income (loss) before the provision (credit) for taxes and minority interest is as follows:

                                           YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                                2005                2006                2007
                            ------------        ------------        ------------

Federal .............       $ (4,406,638)       $  1,415,652        $    320,755
Foreign .............          6,402,404         (23,204,213)            391,925
                            ------------        ------------        ------------

         Total ......       $  1,995,766        $(21,788,561)       $    712,680
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

A reconciliation of the statutory federal income tax provision (benefit) to the reported tax provision (credit) on income (loss) is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  2005            2006            2007
                                              -----------     -----------     -----------
Income tax (benefit) based on federal
   statutory rate ........................    $   672,184     $(7,618,680)    $   247,274
State income taxes, net of federal benefit       (246,978)        190,152         100,560
Effect of foreign income taxes ...........     (1,316,085)      8,561,197         446,395
FIN48 adjustments ........................           --              --        (1,676,729)
Increase in valuation allowance
   and other .............................      1,818,060        (679,579)       (158,510)
                                              -----------     -----------     -----------
Reported tax provision (credit) ..........    $   927,181     $   453,090     $(1,041,010)
                                              ===========     ===========     ===========


Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets (liabilities) are as follows:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2006             2007
                                                  ------------     ------------

Deferred tax assets:
   Provision for doubtful accounts and
      unissued credits .......................    $    501,546     $    452,822
   Provision for other reserves ..............       1,808,092        2,242,256
   Domestic and foreign loss carry forwards
      and foreign tax credits ................      13,867,841       11,984,024
   Goodwill ..................................       4,240,274        3,671,620
                                                  ------------     ------------
      Total deferred tax assets ..............      20,417,753       18,350,722

Deferred tax liabilities:
   Other .....................................            --               --
                                                  ------------     ------------
Valuation allowance for deferred tax assets ..     (20,294,146)     (18,188,904)
                                                  ------------     ------------

Net deferred tax assets (liabilities) ........    $    123,607     $    161,818
                                                  ============     ============


At December 31, 2007, we had $31.8 million of federal net operating loss carry forwards that will expire beginning in 2023. We also had foreign tax credits carry forwards totaling $815,000 that will expire beginning in 2010.

In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008 we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007.

We adopted the provisions of FIN 48 on January 1, 2007. The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income tax benefits and would be recorded as a component of income tax expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income tax benefits. During

2007, we de-recognized a previous uncertain tax position through negotiations with the state tax jurisdiction. The negotiated settlement resulted in a decrease of $1.5 million in unrecognized tax benefits and $1.0 million in penalties. During 2007, we also de-recognized a previous uncertain tax position through settlement with the IRS. The negotiated settlement resulted in a decrease of $7.4 million in unrecognized tax benefits. After the above adjustments, there was no unrecognized tax benefit as of December 31, 2007. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

The reconciliation of our unrecognized tax benefits is as follow:

Balance at January 1, 2007 .................................        $ 8,902,660
Decrease related to negotiated settlement with
   the state tax jurisdiction ..............................         (1,520,162)
Decrease related to negotiated settlement with
   the IRS .................................................         (7,382,498)
                                                                    -----------
Balance at December 31, 2007 ...............................        $         0
                                                                    ===========

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

2008..........................................................      $  1,422,000
2009..........................................................         1,301,000
2010..........................................................         1,315,000
2011..........................................................         1,061,000
2012..........................................................           680,000
Thereafter....................................................         1,787,000
                                                                    ------------

      Total future minimum lease payments.....................      $  7,566,000
                                                                    ============

Included in the future minimum lease payments are, $40,000 payable to Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay for leasing our office space and warehouse in Hong Kong, and $2,352,000 payable to GET a corporation which is owned by Messrs. Gerard Guez and Todd Kay for leasing the Los Angeles offices and warehouse. See Note 17 of the "Notes to Consolidated Financial Statements."

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $1.3 million, $1.9 million and $2.0 million for 2005, 2006 and 2007, respectively.

We entered into a new lease agreement in June 2005 for our showroom in New York through June 2015. This is currently the location used for the private brands sales, design and technical departments, which functions were moved from our Los Angeles executive office.

Our lease agreement in Mexico for our office and storage expired in March 2008.

On August 1, 2006, we entered into a lease agreement with GET for the Los Angeles offices and warehouse, which lease has a term of five years with an option to renew for an additional five year term. On February 1, 2007, we entered into a one year lease agreement with Lynx International Limited for our office space and warehouse in Hong Kong.

We had open letters of credit of $9.5 million, $4.6 million and $12.2 million as of December 31, 2005, 2006 and 2007, respectively.

We had two employment contracts dated January 1, 1998, and subsequently amended, with two executives providing for base compensation and other incentives. On April 1, 2004, we amended each of these contracts to extend the term through March 31, 2006, and to provide one contract for base salary per annum of

$500,000 for the period from April 1, 2003 to March 31, 2006, and the other contract for base salary per annum of $50,000 from April 1, 2003 to March 31, 2006. Additionally, we agreed to pay each of these executives an annual bonus (the "Annual Bonus") for fiscal years ended December 31, 2003, 2004 and 2005 in an amount, if any, equal to ten percent (10%) of the amount by which our actual pre-tax income for such fiscal year exceeds the amount of projected pre-tax income set forth in our annual budget for the same fiscal year as approved by our Board of Directors. No bonuses were paid to these executives for the fiscal year ended December 31, 2005 and 2007. Bonus of $150,000 was paid to one of the executives in 2006.

In 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. At December 31, 2007, the total commitment on royalties remaining on the term was $7.6 million. We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the "American Rag Cie" trademark. See Note 21 of the "Notes to Consolidated Financial Statements."

On October 17, 2004, our subsidiary Private Brands, Inc entered into an agreement with J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement has an initial three-year term, and provided we are in compliance with the terms of the agreement, is renewable for one additional two-year term. Minimum net sales are $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provides for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005, Camuto Consulting Group replaced J.S. Brand Management as the master licensor. In December 2004, we advanced $2.2 million as payment for the first year's minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, and we had been in litigation with the licensor. See Note 21 of the "Notes to Consolidated Financial Statements". The licensor refused to accept payments and maintained that the agreement had been terminated. There had been no sales of new products since the licensor started refusing to approve products for manufacture and sale. As a result of this litigation, in 2006 and in the first nine months of 2007, we did not accrue for the payments of minimum royalty, sales royalty and advertising commitment of $4.4 million pursuant to the agreement. In November 2007, we entered into a settlement agreement with the licensor, Jessica Simpson and related parties with respect to the litigation, pursuant to which the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement. As a result, we are no longer required to make the guaranteed payments contemplated under the agreement.

On January 3, 2005, Private Brands, Inc, our wholly owned subsidiary, entered into a term sheet exclusive licensing agreement with Beyond Productions, LLC and Kids Headquarters to collaborate on the design, manufacturing and distribution of women's contemporary, large sizes and junior apparel bearing the brand name "House of Dereon", Couture, Kick and Soul. This agreement was a three-year contract, and providing compliance with all terms of the license, was renewable for one additional three-year term. The agreement also provided payment of royalty at the rate of 8% on net sales and 3% on net sales for marketing fund commitments. In the first quarter of 2005, we advanced $1.2 million as payment for the first year's minimum royalty and marketing fund commitment. We had applied $34,000 from the above advance against the royalty and marketing expenses in 2005. In March 2006, we agreed to terminate our agreement to design, market and sell House of Dereon by Tina Knowles branded apparel and we agreed to sell all remaining inventory to the licensor or its designee. As a result, we were no longer involved in the sales of this private brand. Prior to December 31, 2005, we had written off the capitalized balance of $1.2 million related to agreement and recognized a loss accordingly in 2005. The loss was classified as royalty expense on our consolidated statements of operations.

In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July 2006.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif; a shareholder at the time of the transaction, with agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif's affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. We did not purchase any fabric in 2006 and 2007. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option, and this fabric purchase commitment agreement was terminated. Instead, Tarrant Luxembourg agreed to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007 and to deliver an irrevocable letter of credit for the full purchase price. We placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. At December 31, 2007, the irrevocable letter of credit expired and we did not have any further commitment to purchase fabric from Tavex. See Note 17 of the "Notes to Consolidated Financial Statements."

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

14.      STOCK-BASED COMPENSATION

Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of December 31, 2007, there were outstanding options to purchase a total of 1,041,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of December 31, 2007, there were outstanding options to purchase a total of 1,773,000 shares of common stock, and 1,827,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the years ended December 31, 2006 and 2007 reflect the impact of SFAS No.
123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based payment awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation". Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based payment awards granted under our stock option plans for the year ended December 31, 2005:

                                                         2005
                                                    ------------

Net income as reported...........................   $    993,344
Add stock-based employee compensation charges
   reported in net income........................   $     38,740
Pro forma compensation expense, net of tax.......   $ (4,298,193)
                                                    ------------
Pro forma net loss...............................   $ (3,266,109)
                                                    ============

Net income per share - Basic.....................   $       0.03
Add stock-based employee compensation charges
   reported in net income - Basic................   $       0.00
Pro forma compensation expense per share.........   $      (0.14)
                                                    ------------
Pro forma loss per share - Basic.................   $      (0.11)
                                                    ============

Net income per share - Diluted...................   $       0.03
Add stock-based employee compensation charges
   reported in net income - Diluted..............   $       0.00
Pro forma compensation expense per share.........   $      (0.14)
                                                    ------------
Pro forma loss per share - Diluted...............   $      (0.11)
                                                    ============

On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options, including those not issued under the plan. In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. Had the acceleration of these stock options not been undertaken, the future compensation expense we would recognize in the fiscal years of 2006, 2007, 2008 and 2009 would be $1.4 million, $810,000, $10,000 and
$3,000, respectively. Our decision to accelerate the vesting of these stock options was based upon the accounting of this $2.2 million of compensation expense from disclosure-only in 2005 to being included in our statement of operations in 2006 to 2009 based on our anticipated adoption of SFAS No. 123(R) effective in January 2006. As a result, there were no stock options granted prior to, but not yet vested as of January 1, 2006.

A summary of our stock option activity and related information for the year ended December 31, 2005, 2006 and 2007 is as follows:

                                                             EMPLOYEES
                                                   -----------------------------
                                                    NUMBER OF        EXERCISE
                                                     SHARES            PRICE
                                                   ----------       ------------

Options outstanding at December 31, 2004 ....       8,331,962       $1.39-$45.50
Granted .....................................          42,000        $1.95-$3.68
Exercised ...................................            --                 --
Forfeited ...................................      (1,573,300)      $1.95-$25.00
Expired .....................................         (67,612)      $       4.50
                                                   ----------       ------------
Options outstanding at December 31, 2005 ....       6,733,050       $1.39-$45.50
Granted .....................................       1,233,259        $1.84-$1.94
Exercised ...................................            --                 --
Forfeited ...................................         (19,650)      $1.94-$33.13
Expired .....................................        (273,000)      $6.75-$7.38
                                                   ----------       ------------
Options outstanding at December 31, 2006 ....       7,673,659       $1.39-$45.50
Granted .....................................       2,630,000        $1.13-$1.99
Exercised ...................................      (1,500,000)      $       1.13
Forfeited ...................................         (87,450)      $1.63-$18.50
Expired .....................................        (502,000)       $1.13-$8.50
                                                   ----------       ------------
Options outstanding at December 31, 2007 ....       8,214,209       $1.39-$45.50
                                                   ==========       ============

We had no stock option outstanding to non-employees as of December 31, 2005, 2006 and 2007.

The following table summarizes information about stock options outstanding, expected to vest and exercisable at December 31, 2006 and 2007:

                                                                        WEIGHTED
                                                        WEIGHTED        AVERAGE
                                                        AVERAGE        REMAINING
                                        NUMBER OF       EXERCISE      CONTRACTUAL      INTRINSIC
                                         SHARES          PRICE        LIFE (YEARS)       VALUE
                                      ------------    ------------    ------------    ------------
As of December 31, 2006:
Employees - Outstanding ..........       7,673,659      $   5.52          5.9           $   0
Employees - Expected to vest .....       7,579,083      $   5.57          5.9           $   0
Employees - Exercisable ..........       6,445,400      $   6.22          5.3           $   0

As of December 31, 2007:
Employees - Outstanding ..........       8,214,209      $   5.28          5.2           $   0
Employees - Expected to vest .....       8,078,438      $   5.34          5.2           $   0
Employees - Exercisable ..........       6,748,015      $   6.01          4.5           $   0

The following table summarizes our non-vested options as of December 31, 2007 and changes during the year ended December 31, 2007.

                                                                       WEIGHTED
                                                                       AVERAGE
                                                        NUMBER OF     GRANT-DATE
                  NON-VESTED OPTIONS                     SHARES       FAIR VALUE
---------------------------------------------------    ----------     ----------

Non-vested at January 1, 2007 .....................     1,228,259     $     1.26
  Granted .........................................     2,630,000           1.23
  Vested ..........................................    (2,307,065)          1.22
  Forfeited .......................................       (85,000)          1.15
                                                       ----------     ----------
Non-vested at December 31, 2007 ...................     1,466,194     $     1.28
                                                       ==========     ==========

The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in 2005, 2006 and 2007.

                                              YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                        2005          2006          2007
                                        ----          ----          ----
Expected dividend ...............       0.0%          0.0%          0.0%
Risk free interest rate .........         4%        5.075%     3.90% to 4.67%
Expected volatility .............        55%           70%           70%
Expected term (in years) ........         4          6.25       0.06 to 6.18


Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the years of 2006 and 2007 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-formas were provided. As stock-based compensation expense recognized in the consolidated statements of operations for the years of 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures which we estimate to be 7.7%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information for the period fiscal 2005, we accounted for forfeitures as they occurred.

Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate its expected terms using the "safe harbor" provisions provided in SAB No. 107 and its volatility using historical data. We granted options to purchase 1,233,259 and 2,630,000 shares of common stock during 2006 and 2007, respectively. The options granted were fair valued in the aggregate at $1.6 million and $3.2 million or the weighted-average exercise price of $1.86 and $1.32 during 2006 and 2007, respectively. Stock-based compensation expense related to employees or director stock options recognized during 2006 and 2007 was $187,000 and $771,000, respectively. Basic and dilutive earnings per share for the year ended December 31, 2006 were decreased by $0.01 from $(0.72) to $(0.73) by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the year ended December 31, 2007 were decreased by $0.02 from $0.08 to $0.06 by the additional stock-based compensation recognized.

The total intrinsic value of options exercised during 2006 and 2007 was $0 and $120,000, respectively. Cash received from stock options exercised during 2006 and 2007 was $0 and $1.7 million, respectively. The total fair value of shares vested during the years ended December 31, 2005, 2006 and 2007, were approximately $5.7 million, $0, and $2.8 million, respectively.

As of December 31, 2007, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.5 years.

When options are exercised, our policy is to issue previously un-issued shares of common stock to satisfy share option exercises. As of December 31, 2007, we had 68.0 million shares of un-issued shares of common stock.

15.      EQUITY TRANSACTIONS

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

In November 2007, we granted an award to purchase 2 million shares of our common stock at $1.13 to one of our employees, which offer had to be accepted by the employee on or before December 15, 2007. The award was immediately vested and was granted under the 2006 Plan. On December 14, 2007, the employee exercised his right to purchase 1.5 million of the shares subject to the award at $1.13 for a total of $1.7 million.

We previously owned 50.1% of United Apparel Ventures, which was dissolved on February 27, 2007. Upon dissolution, we distributed $100,000 initial capital to the 49.9% minority interest owner.

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

16.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2005            2006             2007
                                      ----------      ----------      ----------

Cash paid for interest .........      $3,335,000      $4,246,000      $3,261,000
                                      ==========      ==========      ==========

Cash paid for income taxes .....      $  875,000      $1,153,000      $   35,000
                                      ==========      ==========      ==========

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

In 2006, we purchased $1.1 million of fabric from Azteca Production International, Inc. ("Azteca"), a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer, of which $0.5 million was paid in cash and $0.6 million was offset against amount due from Azteca. In 2007, we purchased $499,000 of fabric from Azteca which was offset against amount due from Azteca.

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

17.      RELATED-PARTY TRANSACTIONS

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2005           2006           2007
                                       -----------    -----------    -----------

Sales to related parties ..........    $    88,000    $ 4,417,000    $19,430,000
Purchases from related parties ....    $ 6,987,000    $10,035,000    $10,914,000


As of December 31, 2006 and 2007, related party affiliates were indebted to us in the amounts of $10.0 million and $10.5 million, respectively. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer, of $2.2 million and $1.9 million at December 31, 2006 and 2007, respectively, which have been shown as reductions to shareholders' equity in the accompanying financial statements.

From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2007 was approximately $2,151,000. At December 31, 2007, the entire balance due from Mr. Guez totaling $1.9 million was reflected as a reduction of shareholders' equity. All amounts due from Mr.

Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $209,000, $171,000 and $158,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $397,000, $299,000 and $365,000 for the years ended December 31, 2005, 2006 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our officers or directors.

On July 1, 2001, we formed an entity to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"), called United Apparel Ventures, LLC ("UAV"). This entity was created to coordinate the production of apparel for a single customer of our branded business. Azteca is owned by the brothers of Gerard Guez. UAV made purchases from a related party in Mexico, an affiliate of Azteca. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We purchased $135,000, $1.1 million and $499,000 of finished goods, fabric and service from Azteca and its affiliates for the years ended December 31, 2005, 2006 and 2007, respectively. Our total sales of fabric and service to Azteca in 2005, 2006 and 2007 were $88,000, $9,000 and $0, respectively. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. Net amounts due from this related party as of December 31, 2006 and 2007 were $4.0 million and $1.5 million, respectively.

On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing for the years ended December 31, 2006 and 2007 were $4.4 million and $19.4 million, respectively. Net amounts due from this related party as of December 31, 2006 and 2007 were $3.5 million and $6.8 million, respectively.

We purchased $8.7 million and $10.4 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie for the years ended December 31, 2006 and 2007, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our employees. As of December 31, 2007, we advanced $327,000 to Star Source, LLC for fabric purchase.

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

Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We purchased $6.4 million of fabric, of which $2.4 million was paid in cash and $4.0 million was offset against the notes receivable principal and accrued interest on the note receivable from the affiliates of Mr. Kamel Nacif in 2005. We did not purchase any fabric in 2006 and 2007. Net amount due from Mr. Kamel Nacif and his affiliates as of December 31, 2006 and 2007 was $116,000 and $0, respectively.

On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. ("Inmobiliaria"), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the "Sellers"), and Tavex Algodonera, S.A. ("Tavex"), which was subsequently amended. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement among the parties. In return for the Tavex's payment of $17.75 million, we have taken the following actions in accordance with the terms of the agreement:

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

Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million on our consolidated statements of operations as other income in the third quarter of 2007. We placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. At December 31, 2007, the irrevocable letter of credit expired and we did not have any further commitment to purchase fabric from Tavex.

We lease our executive offices and warehouse in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $1.0 million, $1.1 million and $1.1 million, respectively, in 2005, 2006 and 2007 in rent for office and warehouse facilities at these locations. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $200,000 and $300,000, respectively, in rental income from this sublease for the years ended December 31, 2006 and 2007.

At December 31, 2006 and 2007, we had various employees receivable totaling $250,000 and $220,000, respectively, included in due from related parties.

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

                                                                   ADJUSTMENTS
                                                                       AND
                               UNITED STATES          ASIA         ELIMINATIONS         TOTAL
                               -------------     -------------    -------------     -------------
2005
Sales .....................    $ 213,366,000     $   1,282,000    $        --       $ 214,648,000
Inter-company sales .......             --         135,531,000     (135,531,000)             --
                               -------------     -------------    -------------     -------------
Total revenue .............    $ 213,366,000     $ 136,813,000    $(135,531,000)    $ 214,648,000
                               =============     =============    =============     =============

Income (loss) from
   operations .............    $  (1,446,000)    $   5,071,000    $        --       $   3,625,000
                               =============     =============    =============     =============
Interest income (1) .......    $   2,079,000     $       2,000    $        --       $   2,081,000
                               =============     =============    =============     =============
Interest expense ..........    $   4,222,000     $     403,000    $        --       $   4,625,000
                               =============     =============    =============     =============
Provision for depreciation
   and amortization .......    $   2,025,000     $     102,000    $        --       $   2,127,000
                               =============     =============    =============     =============
Capital expenditures ......    $     335,000     $     224,000    $        --       $     559,000
                               =============     =============    =============     =============

Total assets ..............    $ 136,904,000     $ 129,737,000    $(115,399,000)    $ 151,242,000
                               =============     =============    =============     =============

2006
Sales .....................    $ 226,851,000     $   5,551,000    $        --       $ 232,402,000
Inter-company sales .......             --         112,393,000     (112,393,000)             --
                               -------------     -------------    -------------     -------------
Total revenue .............    $ 226,851,000     $ 117,944,000    $(112,393,000)    $ 232,402,000
                               =============     =============    =============     =============

Income (loss) from
   operations (2) .........    $ (21,210,000)    $   4,005,000    $        --       $ (17,205,000)
                               =============     =============    =============     =============
Interest income (3) .......    $   1,178,000     $       3,000    $        --       $   1,181,000
                               =============     =============    =============     =============
Interest expense ..........    $   5,848,000     $     212,000    $        --       $   6,060,000
                               =============     =============    =============     =============
Provision for depreciation
   and amortization .......    $   2,872,000     $     108,000    $        --       $   2,980,000
                               =============     =============    =============     =============
Capital expenditures ......    $     134,000     $      75,000    $        --       $     209,000
                               =============     =============    =============     =============

Total assets ..............    $  97,196,000     $ 119,531,000    $(105,595,000)    $ 111,132,000
                               =============     =============    =============     =============

2007
Sales .....................    $ 223,028,000     $  20,693,000    $        --       $ 243,721,000
Inter-company sales .......             --         117,064,000     (117,064,000)             --
                               -------------     -------------    -------------     -------------
Total revenue .............    $ 223,028,000     $ 137,757,000    $(117,064,000)    $ 243,721,000
                               =============     =============    =============     =============

Income from operations (4).    $   1,408,000     $   3,784,000    $        --       $   5,192,000
                               =============     =============    =============     =============
Interest income ...........    $     166,000     $       3,000    $        --       $     169,000
                               =============     =============    =============     =============
Interest expense ..........    $   3,935,000     $     183,000    $        --       $   4,118,000
                               =============     =============    =============     =============
Provision for depreciation
   and amortization .......    $   1,812,000     $     135,000    $        --       $   1,947,000
                               =============     =============    =============     =============
Capital expenditures ......    $     303,000     $     250,000    $        --       $     553,000
                               =============     =============    =============     =============

Total assets ..............    $  56,559,000     $ 116,566,000    $(102,136,000)    $  70,989,000
                               =============     =============    =============     =============


(1) Interest income in the U.S. included $1,856,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes were recorded in Luxembourg
(2) Income (loss) from operations in the U.S. included a loss of $27,156,000 recorded in Luxembourg; of which $27,137,000 related to loss on notes receivable - related parties.
(3) Interest income in the U.S. included $901,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes were recorded in Luxembourg.
(4) Income from operations in the U.S. included a loss of $1,477,000 recorded in Luxembourg; of which $1,458,000 related to loss on sales of fabric.

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

Tarrant Hong Kong has adopted a Mandatory Provident Fund Scheme - AIA-JF Premium MPF Scheme under the Mandatory Provident Fund Schemes Ordinance, in which the employees who have joined Tarrant Hong Kong since December 1, 2000 are eligible to enroll. Monthly contributions are made based on 5% of the employees' relevant income. Costs of the plan charged to operations for 2005, 2006 and 2007 amounted to approximately $160,000, $178,000 and $188,000, respectively.

On July 1, 1994, we established a defined contribution retirement plan covering all of our U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of ours. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. Our contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants' contributions, not to exceed 6% (5% effective July 1, 1995) of the participants' annual compensation. In addition, we may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 2005, 2006 and 2007 amounted to approximately $199,000, $251,000 and $294,000, respectively.

20.      OTHER INCOME AND EXPENSE

Other income and expense consists of the following:

                                                     YEAR ENDED DECEMBER 31,
                                             --------------------------------------
                                                 2005          2006          2007
                                             ----------    ----------    ----------
Rental income ...........................    $  193,000    $  298,000    $  300,000
Gain on sale of fixed assets ............       124,000          --            --
Gain on notes receivable-related parties.          --            --       3,750,000
Other items .............................        37,000        38,000        44,000
                                             ----------    ----------    ----------
Total other income ......................    $  354,000    $  336,000    $4,094,000
                                             ==========    ==========    ==========

Loss on sale of fixed assets ............          --          36,000        25,000
Termination of license agreement ........          --         400,000          --
Write-off of deferred financing cost and
   debt discount ........................          --            --       4,951,000
Other items .............................         1,000          --           1,000
                                             ----------    ----------    ----------
Total other expense .....................    $    1,000    $  436,000    $4,977,000
                                             ==========    ==========    ==========


21.      LEGAL PROCEEDINGS

1. AMERICAN RAG CIE, LLC & AMERICAN RAG CIE II, INC.

On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the "LLC") and American Rag Cie II ("ARC II") in the, in the action AMERICAN RAG CIE V. PRIVATE BRANDS, INC., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark "American Rag Cie", which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy's Merchandising Group and has sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants' actions. Based upon a clause in the LLC operating agreement, the causes of action asserted in the cross-complaint for breach of fiduciary duty and an accounting are subject to determination by a Judicial Referee, and the parties are currently in the process of selecting one. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. The action is in the early stages of discovery.

2. JESSICA SIMPSON & CAMUTO CONSULTING GROUP

In April 2006, we commenced an action against the licensor of the Jessica Simpson brands (captioned TARRANT APPAREL GROUP V. CAMUTO CONSULTING GROUP, INC., VCJS LLC, WITH YOU, INC. AND JESSICA SIMPSON) in the Supreme Court of the State of New York, County of New York. The suit named Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson as defendants, and asserted that the defendants failed to provide promised support in connection with our sublicense agreement for the Jessica Simpson brands, as well as fraud against Camuto Consulting. The complaint was amended to add Vincent Camuto as a defendant and included nine causes of action, including two seeking a declaration that the sublicense agreement was exclusive and remains in full force and effect, as well as claims for breach of contract, breach of the duty of good faith and fair dealing and fraudulent inducement against Camuto Consulting, a claim against Vincent Camuto individually for fraudulent inducement, and a claim against With You, Inc. and Ms. Simpson that we were an intended third party beneficiary of the license between those defendants and Camuto Consulting. On or about Camuto Consulting, VCJS and Vincent Camuto filed a counterclaim against us for breach of the sublicense agreement and alleged damages of no less than $100 million. With You, Inc. and Jessica Simpson also filed counterclaims against us alleging trademark infringement, unfair competition and business practices, violation of the right of privacy and other claims, and seeking injunctive relief and damages in an amount to be determined but no less than $100 million plus treble and punitive damages. By Order filed January 17, 2007, the Court granted the motion of With You, Inc. and Ms. Simpson to discontinue all of Ms. Simpson's counterclaims, and her personal counterclaims were dismissed with prejudice. In November 2007, we entered into a settlement agreement with Camuto Consulting Group, Inc., VCJS LLC, With You, Inc. and Jessica Simpson with respect to the litigation regarding our previous agreement to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. Pursuant to the settlement agreement, the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement and we received a payment of $3 million.

3. BAZAK INTERNATIONAL CORPORATION

Shortly before May 2004, Bazak International Corp. commenced an action against us in the New York County Supreme Court claiming that we breached an oral contract to sell a quantity of close-out goods, as a consequence of which Bazak was damaged to the extent of $1.3 million. Bazak International Corp. claimed that our liability exists under a theory of breach of contract or unjust enrichment. A non-jury trial was held in the United States District Court for the Southern District of New York beginning on November 27, 2006 and ending on February 1, 2007. On June 12, 2007, the Court dismissed the case against us. We settled with Bazak International Corp. for $25,000.

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

22.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                        QUARTER ENDED
                                        ----------------------------------------------
                                         MAR. 31      JUN. 30     SEP. 30      DEC. 31
                                        --------     --------    --------     --------
                                             (In thousands, except per share data)
2006
Total net sales ....................    $ 61,261     $ 59,083    $ 54,645     $ 57,413
Gross profit .......................      12,519       12,662      11,801       13,660
Operating income (loss) ............       1,646        2,609     (24,719)       3,259
Net income (loss) ..................    $    836     $    611    $(25,352)    $  1,684
Net income (loss) per common share:
   Basic ...........................    $   0.03     $   0.02    $  (0.83)    $   0.05
   Diluted .........................    $   0.03     $   0.02    $  (0.83)    $   0.05
Weighted average shares outstanding:
   Basic ...........................      30,551       30,544      30,544       30,544
   Diluted .........................      30,551       30,544      30,544       30,544

2007
Total net sales ....................    $ 56,107     $ 60,101    $ 70,203     $ 57,310
Gross profit .......................      12,346       12,555      12,948       11,050
Operating income (loss) ............          63        2,529       2,661          (61)
Net income (loss) ..................    $ (1,001)    $    809    $  1,615     $    325
Net income (loss) per common share:
   Basic ...........................    $  (0.03)    $   0.03    $   0.05     $   0.01
   Diluted .........................    $  (0.03)    $   0.03    $   0.05     $   0.01
Weighted average shares outstanding:
   Basic ...........................      30,544       30,544      30,544       30,837
   Diluted .........................      30,544       30,544      30,544       30,837

23.      SUBSEQUENT EVENTS

On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the "LLC") and American Rag Cie II ("ARC II") in the, in the action AMERICAN RAG CIE V. PRIVATE BRANDS, INC., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark "American Rag Cie", which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy's Merchandising Group and has sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants' actions. Based upon a clause in the LLC operating agreement, the causes of action asserted in the cross-complaint for breach of fiduciary duty and an accounting are subject to determination by a Judicial Referee, and the parties are currently in the process of selecting one. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. The action is in the early stages of discovery.

                                   SCHEDULE II

                              TARRANT APPAREL GROUP

                        VALUATION AND QUALIFYING ACCOUNTS


                                                            ADDITIONS       ADDITIONS
                                           BALANCE AT      CHARGED TO        CHARGED                         BALANCE
                                            BEGINNING       COSTS AND       TO OTHER                          AT END
                                            OF YEAR         EXPENSES        ACCOUNTS       DEDUCTIONS         OF YEAR
                                          ------------    ------------    ------------    ------------     ------------
For the year ended December 31, 2005
  Allowance for returns and discounts     $  1,063,321    $    871,208    $       --      $   (949,268)    $    985,261
  Allowance for bad debt .............    $  1,374,544    $    637,210    $       --      $    (45,265)    $  1,966,489
  Inventory reserve ..................    $  1,116,662    $       --      $       --      $ (1,032,836)    $     83,826
                                          ============    ============    ============    ============     ============

For the year ended December 31, 2006
  Allowance for returns and discounts     $    985,261    $  1,189,090    $       --      $   (896,734)    $  1,277,617
  Allowance for bad debt .............    $  1,966,489    $     13,445    $       --      $ (1,180,693)    $    799,241
  Inventory reserve ..................    $     83,826    $    375,000    $       --      $    (83,826)    $    375,000
  Notes receivable - related parties
     reserve .........................    $       --      $ 27,137,297    $       --      $       --       $ 27,137,297
                                          ============    ============    ============    ============     ============

For the year ended December 31, 2007
  Allowance for returns and discounts     $  1,277,617    $    527,838    $       --      $   (861,486)    $    943,969
  Allowance for bad debt .............    $    799,241    $    243,561    $       --      $     (9,495)    $  1,033,307
  Inventory reserve ..................    $    375,000    $    550,000    $       --      $       --       $    925,000
  Notes receivable - related parties
     reserve .........................    $ 27,137,297    $       --      $       --      $(27,137,297)    $       --
                                          ============    ============    ============    ============     ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TARRANT APPAREL GROUP

                                     By:           /S/ GERARD GUEZ
                                           -------------------------------
                                                     Gerard Guez
                                           Interim Chief Executive Officer

                                POWER OF ATTORNEY

         The undersigned directors and officers of Tarrant Apparel Group do hereby constitute and appoint Gerard Guez and Patrick Chow, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

                               Chairman of the Board of           March 28, 2008
     /S/ GERARD GUEZ           Directors and Interim Chief
-------------------------      Executive Officer (Principal
       Gerard Guez             Executive Officer)

      /S/ TODD KAY             Vice Chairman of the Board         March 28, 2008
-------------------------      of Directors
        Todd Kay

    /S/ PATRICK CHOW           Chief Financial Officer and        March 28, 2008
-------------------------      Director (Principal Financial
      Patrick Chow             and Accounting Officer)

   /S/ MILTON KOFFMAN          Director                           March 28, 2008
-------------------------
     Milton Koffman

  /S/ STEPHANE FAROUZE         Director                           March 28, 2008
-------------------------
    Stephane Farouze

   /S/ MITCHELL SIMBAL         Director                           March 28, 2008
-------------------------
     Mitchell Simbal

   /S/ JOSEPH MIZRACHI         Director                           March 28, 2008
-------------------------
     Joseph Mizrachi

     /S/ SIMON MANI            Director                           March 28, 2008
-------------------------
       Simon Mani

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

2.1.1 Amendment No. 1 to Stock and Asset Purchase Agreement, dated March 20, 2007, by and among Tarrant Apparel Group, 4366883 Canada Inc., 3681441 Canada Inc., Buffalo Inc., 3163946 Canada Inc., Buffalo Corporation, BFL Management Inc. in its capacity as the sole trustee of The Buffalo Trust and each stockholder of Target Companies. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

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

3.2 Restated Bylaws. (Incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 4, 1995 (File No. 33-91874).)

3.2.1 Amendment to Restated Bylaws of Tarrant Apparel Group, dated August 9, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2007.)

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


                                      EX-1

EXHIBIT
NUMBER                                 DESCRIPTION
-------      -------------------------------------------------------------------

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

10.8 Common Stock Purchase Warrant dated October 17, 2003, by and between Tarrant Apparel Group and Sanders Morris Harris Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2003.)

10.9* Employment Agreement, dated September 16, 2005, between Tarrant Company Limited and Henry Chu. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.)

10.10 Common Stock Purchase Warrant dated January 26, 2004 between Tarrant Apparel Group and Sanders Morris Harris Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2004.)

10.11 Common Stock Purchase Warrant dated December 14, 2004 issued by Tarrant Apparel Group in favor of T.R. Winston & Company, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2004.)


                                      EX-2

EXHIBIT
NUMBER                                 DESCRIPTION
-------      -------------------------------------------------------------------

10.12 Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2004.)

10.13 Debenture, dated June 9, 2006, by and among Tarrant Company Limited, Trade Link Holdings Limited and Marble Limited and DBS Bank (Hong Kong) Limited. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.14 Form of Guaranty and Indemnity of Tarrant Apparel Group in favor of DBS Bank (Hong Kong) Limited. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.15 Loan and Security Agreement, dated June 16, 2006, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.15.1 Consent and Amendment No. 1 to Agreements, dated February 22, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.)

10.15.2 Amendment No. 2 to Loan and Security Agreement, dated May 9, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2007.)

10.15.3 Amendment No. 3 to Loan and Security Agreement, dated November 2, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc..

10.16 Amended and Restated Factoring Agreement, dated June 16, 2006, GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource
             (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.17 Credit Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc., the Guarantors a party thereto, the Lenders a party thereto and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.17.1 Amendment No. 1 to Credit Agreement, dated July 5, 2006, by and among Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc. and NO! Jeans, Inc., the Guarantors a party thereto, the Lenders a party thereto and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2006.)

10.18 Security Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, the other Credit Parties and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.19 Pledge Agreement, dated June 16, 2006, by and among Tarrant Apparel Group, the other Pledgors party thereto and Guggenheim Corporate Funding, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)


                                      EX-3

EXHIBIT
NUMBER                                 DESCRIPTION
-------      -------------------------------------------------------------------

10.20 Warrants Purchase Agreement dated June 16, 2006, by and among Tarrant Apparel Group, Orpheus Holdings, LLC, North American Company for Life and Health Insurance, Midland National Life Insurance Company and Durham Capital Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)

10.21 Registration Rights Agreement, dated as of June 16, 2006, by and among Tarrant Apparel Group, Orpheus Holdings, LLC, North American Company for Life and Health Insurance, Midland National Life Insurance Company and Durham Capital Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)

10.22        Form of Warrants to Purchase  Common  Stock  issued June 16,  2006.
             (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)

10.23 Warrant dated June 16, 2006, issued by the Registrant to Durham Capital Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed on August 10, 2006.)

10.24* Tarrant Apparel Group 2006 Stock Incentive Plan. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.25 Commercial Lease, dated August 1, 2006, between Tarrant Apparel Group and GET. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.26 Tenancy Agreement, dated February 1, 2007, between Tarrant Company Limited and Lynx International Limited. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.27 Letter Agreement, dated March 21, 2007, among Tarrant Luxembourg S.a.r.l., Solticio, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V. , Acabados y Cortes Textiles, S.A. de. C.V., and Tavex
             Algodonera, S.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.)

10.27.1 Amendment, dated July 19, 2007, to Letter Agreement dated March 21, 2007, among Tarrant Luxembourg S.a.r.l., Solticio, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V. , Acabados y Cortes Textiles, S.A. de. C.V., and Tavex Algodonera, S.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2007.)

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

-------------------
   *  Management contract or compensatory plan or arrangement.

   + Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Securities and Exchange Commission upon request.


                                      EX-4