Form 10-Q
period 2008-03-31
TARRANT APPAREL GROUP
filed 2008-05-13
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated  filer [_]
Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]


         Number of shares of Common Stock of the Registrant outstanding as of May 9, 2008: 32,043,763.

================================================================================

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         CONSOLIDATED BALANCE SHEETS at March 31, 2008 (unaudited)
            and December 31, 2007.........................................     2

         CONSOLIDATED STATEMENTS OF OPERATIONS  for the Three Months
            Ended March 31, 2008 and March 31, 2007 (unaudited)...........     3

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months
            Ended March 31, 2008 and March 31, 2007 (unaudited)...........     4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)...........     5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ....................................    21

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......    32

Item 4.  CONTROLS AND PROCEDURES..........................................    32

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................    34

Item 1A. RISK FACTORS.....................................................    34

Item 6.  Exhibits.........................................................    36

         SIGNATURES.......................................................    37


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,      DECEMBER 31,
                                                                          2008             2007
                                                                     -------------    -------------
                                                                      (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents .....................................   $   2,165,398    $     491,416
   Marketable securities .........................................         567,786             --
   Accounts receivable, net of $927,000 and $2.0 million allowance for returns, discounts and bad debts at March 31, 2008 and
      December 31, 2007, respectively ............................      36,889,962       34,622,119
   Due from related parties ......................................       7,702,523        6,812,951
   Inventory .....................................................       7,499,801       13,140,598
   Temporary quota rights ........................................          56,916            5,028
   Prepaid expenses ..............................................       1,192,528        1,277,361
   Deferred tax assets ...........................................         196,969          161,818
                                                                     -------------    -------------
Total current assets .............................................      56,271,883       56,511,291

Property and equipment, net of $8.3 million accumulated
   depreciation at March 31, 2008 and December 31, 2007 ..........       1,358,304        1,531,322
Due from related parties, net of $1.0 million reserve and $0.8 million adjustment to fair value at March 31, 2008 and
   December 31, 2007 .............................................       1,710,837        1,740,707
Equity method investment .........................................         921,948          945,342
Deferred financing cost, net of $263,000 and $226,000 accumulated amortization at March 31, 2008 and December 31, 2007,
   respectively ..................................................         177,211          213,876
Other assets .....................................................         101,692          101,692
Goodwill, net ....................................................       9,945,005        9,945,005
                                                                     -------------    -------------
Total assets .....................................................   $  70,486,880    $  70,989,235
                                                                     =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings ....................................   $   8,792,252    $   9,745,218
   Accounts payable ..............................................       8,571,495       11,784,534
   Accrued expenses ..............................................       8,241,242        8,627,445
   Income taxes ..................................................       5,532,801       16,525,237
   Current portion of long-term obligations and factoring
     arrangement .................................................      11,072,150        3,003,131
                                                                     -------------    -------------
Total current liabilities ........................................      42,209,940       49,685,565
Other long-term obligations ......................................            --               --
Income taxes .....................................................       7,018,568             --
                                                                     -------------    -------------
Total liabilities ................................................      49,228,508       49,685,565


Minority interest in PBG7 ........................................          60,403           60,520
Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares at
      March 31, 2008 and December 31, 2007 issued and outstanding             --               --
   Common stock, no par value, 100,000,000 shares authorized;
      32,043,763 shares at March 31, 2008 and December 31, 2007
      issued and outstanding .....................................     116,672,465      116,672,465
   Warrants to purchase common stock .............................       7,314,239        7,314,239
   Contributed capital ...........................................      10,993,336       10,862,902
   Accumulated deficit ...........................................    (111,916,139)    (111,662,856)
   Notes receivable from officer/shareholder .....................      (1,865,932)      (1,943,600)
                                                                     -------------    -------------
Total shareholders' equity .......................................      21,197,969       21,243,150
                                                                     -------------    -------------

Total liabilities and shareholders' equity .......................   $  70,486,880    $  70,989,235
                                                                     =============    =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   2008            2007
                                                               ------------    ------------
Net sales ..................................................   $ 46,321,716    $ 52,781,318
Net sales to related party .................................      4,177,081       3,325,274
                                                               ------------    ------------
Total net sales ............................................     50,498,797      56,106,592

Cost of sales ..............................................     36,653,414      40,744,265
Cost of sales to related party .............................      3,805,981       3,015,748
                                                               ------------    ------------
Total cost of sales ........................................     40,459,395      43,760,013

Gross profit ...............................................     10,039,402      12,346,579
Selling and distribution expenses ..........................      3,429,235       3,438,732
General and administrative expenses ........................      6,318,617       6,486,596
Royalty expenses ...........................................        334,278         357,732
Terminated acquisition expenses ............................           --         2,000,000
                                                               ------------    ------------

Income (loss) from operations ..............................        (42,728)         63,519

Interest expense ...........................................       (230,662)     (1,343,325)
Interest income ............................................         39,922          45,100
Interest in income (loss) of equity method investee ........        (23,394)         83,749
Other income ...............................................        181,256          87,651
Adjustment to fair value of derivative .....................           --           195,429
Other expense ..............................................        (63,752)         (1,805)
                                                               ------------    ------------

Loss before provision for income taxes and minority interest       (139,358)       (869,682)
Provision for income taxes .................................        114,043         132,167
Minority interest ..........................................           (118)           (929)
                                                               ------------    ------------

Net loss ...................................................   $   (253,283)   $ (1,000,920)
                                                               ============    ============


Net loss per share - Basic and Diluted .....................   $      (0.01)   $      (0.03)
                                                               ============    ============

Weighted average common and common equivalent shares
   outstanding:
   Basic and Diluted .......................................     32,043,763      30,543,763
                                                               ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2008            2007
                                                              ------------    ------------
Operating activities:
Net loss ..................................................   $   (253,283)   $ (1,000,920)
Adjustments to reconcile net loss to net cash provided by
  (used in)
Operating activities:
   Deferred taxes .........................................        (35,150)         (2,736)
   Depreciation and amortization of fixed assets ..........         87,612          91,697
   Amortization of deferred financing cost ................         36,664         493,518
   Adjustment to fair value of derivative .................           --          (195,429)
   Terminated acquisition expenses ........................           --         2,000,000
   Change in the provision for returns and discounts ......       (498,412)        290,593
   Change in the provision for bad debts ..................       (552,011)          1,594
   Loss on sale of fixed assets ...........................         63,752           1,805
   Loss (income) from equity method investment ............         23,394         (83,749)
   Gain on sale of marketable securities ..................        (40,245)           --
   Unrealized gain on marketable securities ...............        (65,429)           --
   Minority interest ......................................           (118)           (929)
   Stock-based compensation ...............................        130,434         176,000
   Changes in operating assets and liabilities:
     Accounts receivable ..................................     (1,217,420)      4,268,442
     Due from related parties .............................       (859,703)       (288,450)
     Inventory ............................................      5,640,796       3,194,344
     Temporary quota rights ...............................        (51,888)       (143,412)
     Prepaid expenses .....................................         84,833         (60,213)
     Accounts payable .....................................     (3,213,039)     (8,094,842)
     Accrued expenses and income tax payable ..............     (4,360,071)      1,153,051
                                                              ------------    ------------

     Net cash provided by (used in) operating activities ..     (5,079,284)      1,800,364

Investing activities:
   Purchase of marketable securities ......................       (586,470)           --
   Proceeds from sale of marketable securities ............        124,358            --
   Purchase of fixed assets ...............................        (31,634)        (88,543)
   Proceeds from sale of fixed assets .....................         53,290            --
   Due diligence fees in acquisition ......................           --          (699,764)
   Collection of advances from shareholders/officers ......         77,668          64,173
                                                              ------------    ------------

     Net cash used in investing activities ................       (362,788)       (724,134)

Financing activities:
   Short-term bank borrowings, net ........................       (952,966)       (953,635)
   Proceeds from long-term obligations ....................     52,109,470      52,338,394
   Payment of long-term obligations and bank borrowings ...    (44,040,450)    (51,902,343)
                                                              ------------    ------------

     Net cash provided by (used in) financing activities ..      7,116,054        (517,584)
                                                              ------------    ------------

Increase in cash and cash equivalents .....................      1,673,982         558,646
Cash and cash equivalents at beginning of period ..........        491,416         904,553
                                                              ------------    ------------

Cash and cash equivalents at end of period ................   $  2,165,398    $  1,463,199
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At March 31, 2008, we own 75% of PBG7, LLC ("PBG7"). We previously owned 50.1% of United Apparel Ventures, LLC ("UAV"), which was dissolved on February 27, 2007. The dissolution of UAV did not have a material impact on our consolidated financial statements. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

         We serve mass merchandisers, department stores, branded wholesalers and specialty chains and by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label and private brands.

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

         The consolidated financial data at December 31, 2007 is derived from audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

MARKETABLE SECURITIES

         In January 2008, we invested $586,000 in marketable securities which are classified as trading marketable securities in the consolidated balance sheet at March 31, 2008. During the three months ended March 31, 2008, we sold some of the investments in marketable securities. Proceeds on the sale were $124,000 and the gain of $40,000 was reported in other income in the consolidated statements of operations. As of March 31, 2008, the unrealized gain on investment in marketable securities of $65,000 was recorded in other income in the consolidated statements of operations.

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

         Royalty expense in the three months ended March 31, 2008 and 2007 was $334,000 and $358,000, respectively.

DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. As of March 31, 2008 and December 31, 2007, deferred rent of $273,000 and $260,000, respectively, was recorded under accrued expense in our consolidated financial statements.

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

         SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. Hedge ineffectiveness resulted in a gain of $195,000 in our consolidated statements of operations in the three months ended March 31, 2007. At March 31, 2008, we had no open foreign exchange forward contracts.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million. There was no unrecognized tax benefit as of March 31, 2008 and December 31, 2007. As of March 31, 2008, the accrued interest and penalties were $7.3 million and $142,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively. See Note 11 of the "Notes to Consolidated Financial Statements".

         Certain 2008 amounts have been reclassified to conform to the 2007 presentation.

3.       STOCK-BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of March 31, 2008, there were outstanding options to purchase a total of 1,041,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of March 31, 2008, there were outstanding options to purchase a total of 1,763,000 shares of common stock, and 1,837,000 shares remained available for issuance pursuant to award granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

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

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         A summary of our stock option activity and related information for the year ended December 31, 2007 and the three months ended March 31, 2008 is as follows:

                                                              EMPLOYEES
                                                    ----------------------------
                                                     NUMBER OF        EXERCISE
                                                      SHARES           PRICE
                                                    ----------      ------------

Options outstanding at December 31, 2006 ......      7,673,659      $1.39-$45.50
Granted .......................................      2,630,000      $1.13-$1.99
Exercised .....................................     (1,500,000)     $       1.13
Forfeited .....................................        (87,450)     $1.63-$18.50
Expired .......................................       (502,000)     $1.13-$8.50
                                                    ----------      ------------
Options outstanding at December 31, 2007 ......      8,214,209      $1.39-$45.50
Granted .......................................           --                --
Exercised .....................................           --                --
Forfeited .....................................        (10,000)     $       1.94
Expired .......................................           --                --
                                                    ----------      ------------
Options outstanding at March 31, 2008 .........      8,204,209      $1.39-$45.50


         We had no stock options outstanding to non-employees as of December 31, 2007 and March 31, 2008.

         The  following  table  summarizes   information   about  stock  options
outstanding, expected to vest and exercisable as of December 31, 2007 and March 31, 2008:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                      WEIGHTED   REMAINING
                                                      AVERAGE   CONTRACTUAL
                                         NUMBER OF    EXERCISE     LIFE      INTRINSIC
                                           SHARES      PRICE      (YEARS)      VALUE
                                         ---------   ---------   ---------   ---------
As of December 31, 2007
Employees - Outstanding ..............   8,214,209   $    5.28         5.2   $       0
Employees - Expected to vest .........   8,078,438   $    5.34         5.2   $       0
Employees - Exercisable ..............   6,748,015   $    6.01         4.5   $       0

As of March 31, 2008:
Employees - Outstanding ..............   8,204,209   $    5.28         5.0   $       0
Employees - Expected to vest .........   8,078,063   $    5.34         4.9   $       0
Employees - Exercisable ..............   7,013,015   $    5.86         4.4   $       0


         The following table summarizes our non-vested options as of December 31, 2007 and changes during the three months ended March 31, 2008:
                                                                       WEIGHTED
                                                                       AVERAGE
                                                        NUMBER OF     GRANT-DATE
                 NON-VESTED OPTIONS                      SHARES       FAIR VALUE
---------------------------------------------------    ----------     ----------
Non-vested at December 31, 2007 ...................     1,466,194     $     1.28
  Granted .........................................          --             --
  Vested ..........................................      (275,000)    $     1.27
  Forfeited .......................................          --             --
                                                       ----------
Non-vested at March 31, 2008 ......................     1,191,194     $     1.28

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in the three months ended March 31, 2008 and 2007:

                                                 THREE MONTHS ENDED MARCH 30,
                                                 ----------------------------
                                                  2008                  2007
                                                  ----                  ----
Expected dividend..........................       n/a                   0.0%
Risk free interest rate....................       n/a              4.49 to 4.67%
Expected volatility........................       n/a                   70%
Expected term (in years)...................       n/a               5.75 to 6.18


         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be 7.7%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate the expected terms using the "safe harbor" provisions provided in SAB No. 107 and the volatility using historical data. We did not grant any options to purchase shares of common stock for the three months ended March 31, 2008. We granted options to purchase 630,000 shares of common stock in the three months ended March 31, 2007. The options granted were fair valued in the aggregate at $805,000 and had a weighted-average exercise of $1.92 in the three months ended March 31, 2007. The stock-based compensation expense related to employees or director stock options recognized for the three months ended March 31, 2008 was $130,000, of which $37,000 was recorded under general and administrative expenses and $93,000 was recorded under selling and distribution expenses in our consolidated statements of operation. The stock-based compensation expense related to employees or director stock options recognized for the three months ended March 31, 2007 was $176,000, of which $42,000 was recorded under general and administrative expenses and $134,000 was recorded under selling and distribution expenses in our consolidated statements of operation. Basic and dilutive income per share for the three months ended March 31, 2007 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the three months ended March 31, 2008 was decreased by $0.01 from $(0.00) to $(0.01) by the additional stock-based compensation recognized.

         The total intrinsic value of options exercised for the three months March 31, 2008 and 2007 was $0. Cash received from stock options exercised for the three months ended March 31, 2008 and 2007 was $0. The total fair value of shares vested for the three months ended March 31, 2008 and 2007 were approximately $350,000 and $156,000, respectively.

         As of March 31, 2008, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.3 years.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2008, we had 68.0 million shares of authorized, unissued shares of common stock.

4.       Accounts Receivable

         Accounts receivable consists of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------

U.S. trade accounts receivable .................   $  2,272,820    $  4,277,218
Foreign trade accounts receivable ..............      6,610,274       6,809,971
Factored accounts receivable ...................     28,504,463      25,294,525
Other receivables ..............................        429,259         217,681
Allowance for returns, discounts and bad debts..       (926,854)     (1,977,276)
                                                   ------------    ------------
                                                   $ 36,889,962    $ 34,622,119
                                                   ============    ============


5.       INVENTORY

         Inventory consists of the following:


                                                     MARCH 31,     DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------
Raw materials - fabric and trim accessories ....   $    589,717    $    558,996
Work in process ................................             95           5,040
Finished goods shipments-in-transit ............      2,119,665       7,023,981
Finished goods .................................      4,790,324       5,552,581
                                                   ------------    ------------
                                                   $  7,499,801    $ 13,140,598
                                                   ============    ============


6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores for $1.4 million; and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. The guaranteed annual minimum royalty for 2008 is $875,000. At March 31, 2008, the total commitment on royalties remaining on the term was $7.4 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC, the sourcing arm of Federated Department Stores, to supply Macy's Merchandising Group with American Rag Cie, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by Macy's Merchandising Group exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in select Macy's locations and is currently available in approximately 600 Macy's stores nationally. The investment in American Rag Cie, LLC totaling $922,000 at March 31, 2008, is accounted for under the equity method and included in equity method investment in the accompanying consolidated balance sheets. Income (loss) from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the three month ended March 31, 2008 is as follows:

         Balance as of December 31, 2007 ....     $     945,342
         Share of loss........................          (23,394)
         Distribution.........................               --
                                                  -------------
         Balance as of March 31, 2008........     $     921,948
                                                  =============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         We hold a 45% member  interest in American Rag Cie,  LLC. The remaining
55% belongs to an unrelated third party who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of "American Rag". Royalty income paid by us to American Rag is classified as its other income and is ancillary to the primary operations.

         We have determined that we are not the primary beneficiary of American Rag under FIN 46. There is no guaranteed return on our investment. We are not involved in its day to day management decisions and it is effectively controlled by its Chief Executive Officer who is also the majority shareholder of the 55% owners. In June 2006, we signed a guarantee of certain liabilities of American Rag Cie to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or
(B) $675,000, which guarantee was re-affirmed in September 2007. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46 and concluded that consolidation under FIN 46 is still not appropriate. Our variable interest will not absorb a majority of the VIE's expected losses. We record its proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond its 45% investment interest. Additionally, we do not expect to receive a majority of the entity's expected residual returns, other than their 45% ownership interest.

         We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. See Note 16 of the "Notes to Consolidated Financial Statements".

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

         On April 19, 2007, we entered into a Mutual Termination and Release Agreement with The Buffalo Group, pursuant to which we and the other parties to the Purchase Agreement mutually agreed to terminate the Purchase Agreement. The parties determined that it was in the mutual best interest of each party to terminate the proposed agreement. Under the terms of the Mutual Termination and Release Agreement, Buffalo agreed to return to us $4,750,000 of the $5,000,000 deposit previously provided by us to The Buffalo Group pursuant to the Purchase Agreement, and the parties released each other from any claims arising under or related to the Purchase Agreement. The $5.0 million deposit was previously recorded in other assets in consolidated balance sheets. We received $4,750,000 in April 2007. The remaining portion of the deposit of $250,000 and other due diligence fees incurred in the acquisition process were recorded as terminated acquisition expenses in the consolidated statements of operations in the first quarter of 2007.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

8.       DEBT

         Short-term bank borrowings consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                2008           2007
                                                            ------------   ------------
Import trade bills payable - DBS Bank and Aurora Capital.   $  2,722,410   $  4,600,293
Bank direct acceptances - DBS Bank ......................      3,453,839      1,222,998
Other Hong Kong credit facilities - DBS Bank ............      2,616,003      3,921,927
                                                            ------------   ------------
                                                            $  8,792,252   $  9,745,218
                                                            ============   ============


         Long-term obligations consist of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------

Equipment financing ............................   $      2,135    $      5,338
Debt facility and factoring agreement - GMAC CF      11,070,015       2,997,793
                                                   ------------    ------------
                                                     11,072,150       3,003,131
Less current portion ...........................    (11,072,150)     (3,003,131)
                                                   ------------    ------------
                                                   $       --      $       --
                                                   ============    ============


IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 6.00% per annum at March 31, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 5.97% per annum at March 31, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2006 and 2007, that we maintain specified interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2008. As of March 31, 2008, $8.5 million was outstanding under this facility. In addition, $8.7 million of open letters of credit were outstanding and $7.8 million was available for future borrowings as of March 31, 2008.

         As of March 31, 2008, the total balance outstanding under the DBS Bank credit facilities was $8.5 million (classified above as follows: $2.4 million in import trade bills payable, $3.5 million in bank direct acceptances and $2.6 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2008, $297,000 was outstanding under this facility (classified above under import trade bills payable) and $343,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

EQUIPMENT FINANCING

         We had one equipment loan outstanding at March 31, 2008. The loan bears interest at 4.75% payable in installments through 2008. As of March 31, 2008, $2,000 was outstanding under this loan.

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

DEBT FACILITY AND FACTORING AGREEMENT - GMAC COMMERCIAL FINANCE

         On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 5.75% per annum at March 31, 2008. As of March 31, 2008, we were in violation of the EBITDA covenant and a waiver was obtained on May 12, 2008. We are in the process of revising these covenants for the rest of 2008. A total of $11.1 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2008.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

         In August 2006, as a result of amending the registration rights relating to the warrants, the warrants were reclassified from debt to equity in accordance with EITF No. 00-19 in the third quarter of 2006.

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

9.       DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

         We use forward currency contracts to manage volatility associated with foreign currency purchases of materials in the normal course of business. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction is undesignated and as such an ineffective hedge. Hedge ineffectiveness resulted in a gain of $195,000 in our consolidated statements of operations in the three months ended March 31, 2007. At March 31, 2008, we had no open foreign exchange forward contracts.

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities- Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial condition.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our result of operations and financial condition.

11.      INCOME TAXES

         Our effective tax rate of 19% differs from the statutory rate principally due to the following reasons: (1) a substantial valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and Mexico, since recoverability of those assets has not been assessed as more likely than not; and (2) the earnings of our Hong Kong subsidiary are taxed at a rate of 17.5% versus the 35% U.S. federal rate. The impairment charge in Mexico did not result in a tax benefit due to an increase in the valuation allowance against the future tax benefit. We believe it is more likely than not that the tax benefit will not be realized based on our future business plans in Mexico.

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

         We and our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $7.0 million of income tax payable from current payable to long-term as of March 31, 2008.

         There was no unrecognized tax benefit as of March 31, 2008 and December 31, 2007. As of March 31, 2008, the accrued interest and penalties were $7.3 million and $142,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

12.      NET INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:


                                                 THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                  2008                  2007
                                              ------------         ------------

Basic EPS Computation:
Numerator ............................        $   (253,283)        $ (1,000,920)
Denominator:
Weighted average common
shares outstanding ...................          32,043,763           30,543,763
                                              ------------         ------------

Basic EPS ............................        $      (0.01)        $      (0.03)
                                              ============         ============

Diluted EPS Computation:
Numerator ............................        $   (253,283)        $ (1,000,920)
Denominator:
Weighted average common
shares outstanding ...................          32,043,763           30,543,763
Options ..............................                --                   --
                                              ------------         ------------

Total shares .........................          32,043,763           30,543,763
                                              ------------         ------------

Diluted EPS ..........................        $      (0.01)        $      (0.03)
                                              ============         ============


         No shares issuable upon exercise of outstanding options and warrants were included in the computation of income per share in the three months ended March 31, 2008 and 2007 as the exercise prices of the options and warrants were greater than the average market price for the three months ended March 31, 2008 and 2007. The following table presents potentially dilutive securities that were not included in the computation of loss per share:

                                                  AS OF MARCH 31,
                                           ----------------------------
                                               2008            2007
                                           ------------    ------------
         Options ......................       8,204,209       8,303,659
         Warrants .....................       5,931,732       5,931,732
                                           ------------    ------------
         Total ........................      14,135,941      14,235,391
                                           ============    ============

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

13.      RELATED PARTY TRANSACTIONS

         As of March 31, 2008, related party affiliates were indebted to us in the amounts of $11.3 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2008 was approximately $1,944,000. At March 31, 2008, the entire balance due from Mr. Guez totaling $1.9 million was reflected as a reduction to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $37,000 and $41,000 for the three months ended March 31, 2008 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $114,000 and $105,000 for the three months ended March 31, 2008 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed United Apparel Ventures, LLC to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"). This entity was created to coordinate the production of apparel for a single customer of our branded business. Azteca is owned by the brothers of Gerard Guez. UAV made purchases from a related party in Mexico, an affiliate of Azteca. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended March 31, 2008 and 2007. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period at December 31, 2007. Net amounts due from this related party as of March 31, 2008 and December 31, 2007 were $1.5 million.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2008 and 2007 were $4.2 million and $3.3 million, respectively. Net amount due from this related party as of March 31, 2008 and December 31, 2007 was $7.6 million and $6.8 million, respectively.

         We purchased $2.7 million and $2.8 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the three months ended March 31, 2008 and 2007, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our employees. As of March 31, 2008, we had outstanding advances of $132,000 to Star Source, LLC for fabric purchase.

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We paid $284,000 and $279,000 in rent in the three months ended March 31, 2008 and 2007, respectively, for these office and warehouse facilities. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $75,000 in rental income from this sublease in the three months ended March 31, 2008 and 2007.

         At March 31, 2008, we had various employee receivables totaling $213,000 included in due from related parties.

14.      COMMITMENTS AND CONTINGENCIES

         In 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. At March 31, 2008, the total commitment on royalties remaining on the term was $7.4 million. We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. See
Note 16 of the "Notes to Consolidated Financial Statements".

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2008 and 2007 were $4.2 million and $3.3 million, respectively.

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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                                           ADJUSTMENTS
                                                                               AND
                                     UNITED STATES           ASIA          ELIMINATIONS           TOTAL
                                    ---------------    ---------------   ---------------    ---------------
THREE MONTHS ENDED MARCH 31, 2008
Sales ...........................   $    44,841,000    $     5,658,000   $          --      $    50,499,000
Inter-company sales .............              --           19,122,000       (19,122,000)              --
                                    ---------------    ---------------   ---------------    ---------------
Total revenue ...................   $    44,841,000    $    24,780,000   $   (19,122,000)   $    50,499,000
                                    ===============    ===============   ===============    ===============

Income (loss) from operations (1)   $      (319,000)   $       276,000   $          --      $       (43,000)
                                    ===============    ===============   ===============    ===============
Interest income .................   $        40,000    $          --     $          --      $        40,000
                                    ===============    ===============   ===============    ===============
Interest expense ................   $       196,000    $        35,000   $          --      $       231,000
                                    ===============    ===============   ===============    ===============
Provision for depreciation
  and amortization ..............   $        91,000    $        33,000   $          --      $       124,000
                                    ===============    ===============   ===============    ===============
Capital expenditures ............   $        21,000    $        11,000   $          --      $        32,000
                                    ===============    ===============   ===============    ===============

Total assets ....................   $    55,680,000    $   113,121,000   $   (98,314,000)   $    70,487,000
                                    ===============    ===============   ===============    ===============


THREE MONTHS ENDED MARCH 31, 2007
Sales ...........................   $    52,097,000    $     4,009,000   $          --      $    56,106,000
Inter-company sales .............              --           24,236,000       (24,236,000)              --
                                    ---------------    ---------------   ---------------    ---------------
Total revenue ...................   $    52,097,000    $    28,245,000   $   (24,236,000)   $    56,106,000
                                    ===============    ===============   ===============    ===============

Income (loss) from operations ...   $      (554,000)   $       618,000   $          --      $        64,000
                                    ===============    ===============   ===============    ===============
Interest income .................   $        45,000    $          --     $          --      $        45,000
                                    ===============    ===============   ===============    ===============
Interest expense ................   $     1,299,000    $        44,000   $          --      $     1,343,000
                                    ===============    ===============   ===============    ===============
Provision for depreciation
  and amortization ..............   $       562,000    $        23,000   $          --      $       585,000
                                    ===============    ===============   ===============    ===============
Capital expenditures ............   $        65,000    $        23,000   $          --      $        88,000
                                    ===============    ===============   ===============    ===============

Total assets (2) ................   $    87,506,000    $   116,863,000   $  (101,383,000)   $   102,986,000
                                    ===============    ===============   ===============    ===============

(1) Loss from operations in the U.S. included a loss of $201,000 recorded in Luxembourg.
(2) Total assets in the U.S. included $15,973,000 from Luxembourg and $7,853,000 from Mexico.

16.      LITIGATION

AMERICAN RAG CIE, LLC & AMERICAN RAG CIE II, INC.

          On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the "LLC") and American Rag Cie II ("ARC II") in the, in the action AMERICAN RAG CIE V. PRIVATE BRANDS, INC., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark "American Rag Cie", which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy's Merchandising Group and has sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants' actions. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. On April 21, 2008, we filed a demurrer to four of the causes of action in the amended complaint, and are seeking dismissal of the LLC and ARC II's claims for fraud and breach of fiduciary duty, as well as their attempt to force a buy-out. The demurrer will be argued on on June 16, 2008. The action is in the early stages of discovery. As we derive a significant amount of revenue from the sale of American Rag Cie branded products, our business, results of operations and financial condition could be materially adversely affected if this dispute is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

17.      SUBSEQUENT EVENTS

NASDAQ DEFICIENCY NOTICE

         On April 2, 2008, we were notified by The Nasdaq Stock Market that we are not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we will be provided with 180 calendar days, or until September 29, 2008, to regain compliance. This notification has no effect on the listing of our common stock at this time. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance by September 29, 2008, the Nasdaq staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, if we do not regain compliance with the minimum bid price rule by September 29, 2008, we can apply to list our common stock on The Nasdaq Capital Market if we satisfy the initial listing criteria set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement. If our application is approved, we will be granted an additional 180 calendar days to regain compliance with the minimum bid price rule. We will seek to regain compliance within this 180 day cure period and will consider alternatives to address compliance with the continued listing standards of The Nasdaq Stock Market.

U.S. CUSTOMS PENALTIES

         In April 2008, we received notices from the U.S. Department of Customs and Border Protection advising us of its decision to impose liquidated damages in the amount of approximately $770,000 for customs violations in connection with specified goods imported by us as the importer of record in 2005 from certain vendors in Hong Kong. Although we could challenge the violations in Court, if we were to lose the litigation we could be subject to penalties of over $3 million plus legal fees. As a result, we have determined not to challenge the violations further and to pay the liquidated damages. Typically, we would seek indemnification from our vendors for these liquidated damages. However, the two vendors involved in these matters are no longer operating. In connection with these damages, we have recorded a charge for the two vendors and an additional reserve of $78,000 for another vendor in a similar situation.

ACQUISITION PROPOSAL

         On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. In connection with the proposed acquisition, our Board of Directors has formed a special committee of the Board to consider the acquisition proposal. The Special Committee is comprised of Mitchell Simbal and Joseph Mizrachi, who will serve as Co-Chairmen of the committee, and Milton Koffman and Simon Mani.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the quarterly periods and year to date ended March 31, 2008 and 2007. Except for historical information, the matters discussed in this management's discussion and analysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Item 1A. Risk Factors" in Part II of this Form 10-Q.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy's Merchandising Group, Chico's, Mothers Work, Mervyn's, New York & Co., Wal-Mart, Charlotte Russe, the Avenue, Kohl's, and Lane Bryant, as well as wholesalers such as Seven Licensing. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts and other tops and jackets. Our private brands include American Rag Cie, Marisa K and American Star.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first three months of 2008 were $42.2 million compared to $48.2 million in the first three months of 2007.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first three months of 2008 were $8.3 million compared to $7.9 million in the first three months of 2007. During the first quarter of 2008, we sold apparel under the following private brands:

         o AMERICAN RAG CIE: During the first quarter of 2005, we extended our agreement with Macy's Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $8.2 million in the first three months of 2008 compared to $7.8 million in the first three months of 2007.

         o MARISA K: This brand is being sold to specialty stores and boutiques. Net sales of Marisa K branded apparel totaled $516,000 in the first three months of 2008 compared to $204,000 in the first three months of 2007.

         o        AMERICAN STAR:  This brand is currently sold to Mothers' Work.
                  Sales in the first three months of 2008 were insignificant.

         We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. American Rag Cie, LLC owns the trademark "American Rag Cie", which has been licensed to us on an exclusive basis throughout the world except for Japan and pursuant to which we sell American Rag Cie branded apparel to Macy's Merchandising Group and have sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. American Rag Cie LLC has purported to terminate our license rights, and we have filed a counterclaim seeking to a declaratory judgment that the termination was invalid and alleging other causes of action. American Rag Cie, LLC is owned 45% by Tarrant Apparel Group and 55% by American Rag Cie II. For a further description of this action see "Part II - Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. We derive a significant portion of our revenues from the sale of American Rag Cie products pursuant to the license rights. Our business, results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we may incur significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case moves toward trial.

ACQUISITION PROPOSAL

         On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. In connection with the proposed acquisition, our Board of Directors has formed a special committee of the Board to consider the acquisition proposal. The Special Committee is comprised of Mitchell Simbal and Joseph Mizrachi, who will serve as Co-Chairmen of the committee, and Milton Koffman and Simon Mani. The Special Committee is in the process of interviewing legal counsel and investment bankers to assist the committee in its consideration and evaluation of the acquisition proposal.

NASDAQ DEFICIENCY NOTICE

         On April 2, 2008, we were notified by The Nasdaq Stock Market that we are not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we will be provided with 180 calendar days, or until September 29, 2008, to regain compliance. This notification has no effect on the listing of our common stock at this time. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance by September 29, 2008, the Nasdaq staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, if we do not regain compliance with the minimum bid price rule by September 29, 2008, we can apply to list our common stock on The Nasdaq Capital Market if we satisfy the initial listing criteria set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement. If our application is approved, we will be granted an additional 180 calendar days to regain compliance with the minimum bid price rule. We will seek to regain compliance within this 180 day cure period and will consider alternatives to address compliance with the continued listing standards of The Nasdaq Stock Market.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 of the "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

         As of March 31, 2008, the balance in the allowance for returns, discounts and bad debts reserves was $927,000.

INVENTORY

         Our inventories are valued at the lower of cost (first-in, first-out) or market. Under certain market conditions, we use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

         We have adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." We assess the need for impairment of identifiable intangibles, long-lived assets and goodwill with a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

         o a significant underperformance relative to expected historical or projected future operating results;

         o a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

         o        a significant negative industry or economic trend.

         We utilized the discounted cash flow methodology to estimate fair value. As of March 31, 2008, we have a goodwill balance of $9.9 million, and a net property and equipment balance of $1.4 million.

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

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). The stock-based compensation expense related to employees or director stock options recognized for the three months ended March 31, 2008 and 2007 was $130,000 and $176,000, respectively. Basic and dilutive income per share for the three months ended March 31, 2007 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the three months ended March 31, 2008 was decreased by $0.01 from $(0.00) to $(0.01) by the additional stock-based compensation recognized.

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

         In addition, accruals are also estimated for audits regarding U.S. tax issues based on our estimate of whether, and the extent to which, additional taxes will be due. We routinely monitor the potential impact of these situations and believe that amounts are properly accrued for. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in any period we determine that the original estimate of a tax liability is less than we expect the ultimate assessment to be.

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

         We and our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $7.0 million of income tax payable from current payable to long-term as of March 31, 2008.

         There was no unrecognized tax benefit as of March 31, 2008 and December 31, 2007. As of March 31, 2008, the accrued interest and penalties were $7.3 million and $142,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 8 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of March 31, 2008, we were in violation with the EBITDA covenant and a waiver was obtained on May 12, 2008.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          2008          2007
                                                        --------      --------
Net sales .......................................           91.7%         94.1%
Net sales to related party ......................            8.3           5.9
                                                        --------      --------
Total net sales .................................          100.0         100.0

Cost of sales ...................................           72.6          72.6
Cost of sales to related party ..................            7.5           5.4
                                                        --------      --------
Total cost of sales .............................           80.1          78.0

Gross profit ....................................           19.9          22.0
Selling and distribution expenses ...............            6.8           6.1
General and administration expenses .............           12.5          11.6
Royalty expenses ................................            0.7           0.6
Terminated acquisition expenses .................           --             3.6
                                                        --------      --------

Income (loss) from operations ...................           (0.1)          0.1
Interest expense ................................           (0.5)         (2.4)
Interest income .................................            0.1           0.1
Interest in income (loss) of equity
   method investee ..............................           (0.0)          0.1
Other income ....................................            0.3           0.2
Adjustment to fair value of derivative ..........           --             0.3
Other expense ...................................           (0.1)         (0.0)
                                                        --------      --------

Loss before provision for income taxes
   and minority interest ........................           (0.3)         (1.6)
Provision for Income taxes ......................            0.2           0.2
Minority interest ...............................           (0.0)         (0.0)
                                                        --------      --------
Net Loss ........................................           (0.5)%        (1.8)%
                                                        ========      ========


FIRST QUARTER 2008 COMPARED TO FIRST QUARTER 2007

         Total net sales decreased by $5.6 million, or 10.0%, to $50.5 million in first quarter of 2008 from $56.1 million in the first quarter of 2007. Sales of private label in the first quarter of 2008 were $42.2 million compared to $48.2 million in the same period of 2007. The decrease in the first quarter of 2008 resulted primarily from decreased sales to Kohl's and Mervyn's, and was partially offset by increased sales to Chico's. Sales of private brands in the first quarter of 2008 were $8.3 million compared to $7.9 million in the same period of 2007, with the increase resulting primarily from increased sales to Macy's Merchandising Group in the first quarter of 2008.

         Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $2.3 million, or 18.7%, to $10.0 million in the first quarter of 2008 from $12.3 million in the first quarter of 2007. The decrease in gross profit was partially due to a decrease in sales. As a percentage of total net sales, gross profit decreased from 22.0% in the first quarter of 2007 to 19.9% in the first quarter of 2008. The decrease in gross margin in the first quarter of 2008 was due primarily to comparatively more discounts and allowances given to retailers as a result of a slowdown in the economy.

         Selling and distribution expenses decreased by $9,000, or 0.3%, to $3.43 million in the first quarter of 2008 from $3.44 million in the first quarter of 2007. As a percentage of total net sales, these expenses increased to 6.8% in the first quarter of 2008 from 6.1% in the first quarter of 2007 due to the decrease in sales during the first quarter of 2008.

         General and administrative expenses decreased by $168,000, or 2.6%, to $6.3 million in the first quarter of 2008 from $6.5 million in the first quarter of 2007. As a percentage of total net sales, these expenses increased to 12.5% in the first quarter of 2008 from 11.6% in the first quarter of 2007 due to the decrease in sales during the first quarter of 2008. Included in general and administrative expenses in the first quarter of 2008 was a charge of $848,000 resulting from liquidated damages imposed by U.S. Customs on two of our overseas vendors in April 2008. See Note 17 of the "Notes to Consolidated Financial Statements.

         Royalty expenses decreased by $24,000, or 6.6%, to $334,000 in the first quarter of 2008 from $358,000 in the first quarter of 2007. As a percentage of total net sales, these expenses increased to 0.7% in the first quarter of 2008 from 0.6% in the first quarter of 2007.

         Terminated acquisition expenses in the first quarter of 2007 were $2.0 million, or 3.6% of total net sales, compared to no such expense in the first quarter of 2008. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other expenses including due diligence and legal fees incurred in connection with our proposed acquisition of The Buffalo Group. The transaction was mutually terminated on April 19, 2007.

         Loss from operations in the first quarter of 2008 was $43,000, or (0.1)% of total net sales, compared to income from operations of $64,000, or 0.1% of total net sales, in the comparable period of 2007, because of the factors discussed above.

         Interest expense decreased by $1.1 million, or 82.8%, to $231,000 in the first quarter of 2008 from $1.3 million in the first quarter of 2007. As a percentage of total net sales, this expense decreased to 0.5% in the first quarter of 2008 from 2.4% in the first quarter of 2007. The decrease was primarily due to decreased borrowings under our credit facilities and the repayment of our term loan facility in September 2007.

         Interest income decreased by $5,000 or 11.5%, to $40,000 in the first quarter of 2008 from $45,000 in the first quarter of 2007. Other income was $181,000 in the first quarter of 2008, compared to $88,000 in the first quarter of 2007. Adjustment to fair value of derivative was $195,000 in the first quarter of 2007, compared to no such adjustment in the first quarter of 2008. Other expense was $64,000 in the first quarter of 2008, compared to $2,000 in the first quarter of 2007.

         Interest in income (loss) of equity method investee represented our 45% share of equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores. Interest in income (loss) of equity method investee decreased by $107,000 or 127.9%, from $84,000 in the first quarter of 2007 to $(23,000) in the first quarter of 2008. The decrease was primarily due to a decrease in the gross margin of American Rag Cie from 53.5% in the first quarter of 2007 to 42.8% in the first quarter of 2008.

         Loss before provision for income taxes and minority interest was $139,000 in the first quarter of 2008 and $870,000 in the first quarter of 2007, representing (0.3)% and (1.6)% of total net sales, respectively.

         Provision for income taxes was $114,000 in the first quarter of 2008 compared to $132,000 in the first quarter of 2007, representing 0.2% of total net sales in both years.

         Losses allocated to minority interests in the first quarter of 2008 were $0 compared to $1,000 in the first quarter of 2007, representing the minority partner's share of losses in PBG7.

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

         We significantly strengthened our balance sheet and improved our liquidity over the last 12 months. The sale of all our Mexico assets for cash in 2007 enabled us to repay our most expensive loans and as a result our financing costs have since substantially decreased. The IRS settlement and installment repayment plan has removed a significant uncertainty in our financial condition which we have operated under for the past several years.

         As described elsewhere in this report, we are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. American Rag Cie LLC has purported to terminate our license rights, and we have filed a counterclaim seeking to a declaratory judgment that the termination was invalid and alleging other causes of action. We derive a significant portion of our revenues from the sale of American Rag Cie products pursuant to the license rights. Our business, results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we may incur significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case moves toward trial.

         As of March 31, 2008, we had $2.2 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This represented an increase of $1.7 million or 340.6% compared to a total of $491,000 as of December 31, 2007.

         Cash flows for the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

CASH FLOWS:                                                   2008        2007
                                                            -------     -------
Net cash provided by (used in) operating activities ....    $(5,079)    $ 1,800
Net cash used in investing activities ..................    $  (363)    $  (724)
Net cash provided by (used in) financing activities ....    $ 7,116     $  (518)


         During the first three months of 2008, net cash used in operating activities was $5.1 million, as compared to net cash provided by operating activities of $1.8 million for the same period in 2007. Net cash used in operating activities in the first three months of 2008 resulted primarily from a net loss of $253,000, an increase of accounts receivable of $1.2 million, a decrease of accounts payable of $3.2 million, and a decrease of accrued expenses and income tax payable of $4.4 million due to a payment of $4.0 million to the IRS. The above were offset by a decrease in inventory of $5.6 million.

         During the first three months of 2008, net cash used in investing activities was $363,000, as compared to net cash used in investing activities of $724,000 in the first three months of 2007. Net cash used in investing activities in the first three months 2008 resulted primarily from net investment in marketable securities of $462,000.

         During the first three months of 2008, net cash provided by financing activities was $7.1 million, as compared to net cash used in financing activities of $518,000 in the first three months of 2007. Net cash provided by financing activities in the first three months of 2008 resulted primarily from $8.1 million net proceeds from our long-term bank borrowings offset by $953,000 net repayment of our short-term bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of March 31, 2008 (in millions):

                                                                PAYMENTS DUE BY PERIOD
                                              ---------------------------------------------------------
                                                          Less than    Between     Between      After
CONTRACTUAL OBLIGATIONS                         Total       1 year    2-3 years   4-5 years    5 years
-------------------------------------------   ---------   ---------   ---------   ---------   ---------
Long-term debt (1) ........................   $    11.7   $    11.7   $    --     $    --     $    --
Operating leases ..........................         7.3         1.3         2.6         1.6         1.8
Minimum royalties .........................         7.4         0.9         2.2         3.0         1.3
                                              ---------   ---------   ---------   ---------   ---------
Total Contractual Cash Obligations ........   $    26.4   $    13.9   $     4.8   $     4.6   $     3.1

(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of March 31, 2008, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $637,000.


                                       TOTAL      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      AMOUNTS    ---------------------------------------------
COMMERCIAL COMMITMENTS               COMMITTED   LESS THAN    BETWEEN     BETWEEN      AFTER
AVAILABLE TO US                        TO US      1 YEAR     2-3 YEARS   4-5 YEARS    5 YEARS
----------------------------------   ---------   ---------   ---------   ---------   ---------
Lines of credit ..................   $    80.0   $    80.0   $    --     $    --     $    --
Letters of credit (within lines of
   credit) .......................   $    25.0   $    25.0   $    --     $    --     $    --
Total Commercial commitments .....   $    80.0   $    80.0   $    --     $    --     $    --


DEBT OBLIGATIONS

         The following table summarizes our debt obligations:

                                                             MARCH 31,     DECEMBER 31,
                                                               2008            2007
                                                           ------------    ------------
Short-term bank borrowings:
Import trade bills payable - DBS Bank and Aurora Capital   $  2,722,410    $  4,600,293
Bank direct acceptances - DBS Bank .....................      3,453,839       1,222,998
Other Hong Kong credit facilities - DBS Bank ...........      2,616,003       3,921,927
                                                           ------------    ------------
                                                           $  8,792,252    $  9,745,218
                                                           ============    ============


Long-term obligations:
Equipment financing ....................................   $      2,135    $      5,338
Debt facility and factoring agreement - GMAC CF ........     11,070,015       2,997,793
                                                           ------------    ------------
                                                             11,072,150       3,003,131
Less current portion ...................................    (11,072,150)     (3,003,131)
                                                           ------------    ------------
                                                           $       --      $       --
                                                           ============    ============


         DBS BANK CREDIT FACILITY

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which the interest rate was 6.00% per annum at March 31, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which the interest rate was 5.97% per annum at March 31, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2006 and 2007, that we maintain interest coverage ratio, leverage ratio and limitations on additional indebtedness. We are in the process of revising these covenants for 2008. As of March 31, 2008, $8.5 million was outstanding under this facility. In addition, $8.7 million of open letters of credit were outstanding and $7.8 million was available for future borrowings as of March 31, 2008.

         REVOLVING CREDIT FACILITY - GMAC COMMERCIAL FINANCE

         On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 5.75% per annum at March 31, 2008. As of at March 31, 2008, we were in violation of the EBITDA covenant and a waiver was obtained on May 12, 2008. We are in the process of revising these covenants for the rest of 2008. A total of $11.1 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2008.

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

         EQUIPMENT LOANS

         We had one equipment loan outstanding at March 31, 2008. The loan bears interest at 4.75% payable in installments through 2008. As of March 31, 2008, $2,000 was outstanding under the loan.

         LETTERS OF CREDIT

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2008, $297,000 was outstanding under this facility and $343,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

         The credit facility with GMAC CF prohibits us from paying dividends or making other distributions on our common stock. In addition, the credit facility with GMAC CF prohibits our subsidiaries that are borrowers under the facility from paying dividends or making other distributions to us. The credit facility with DBS prohibits our Hong Kong facilities from paying any dividends or making other distributions or advances to us.

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

RELATED PARTY TRANSACTIONS

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we leased office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $284,000 and $279,000 in rent in the three months ended March 31, 2008 and 2007, respectively, for these office and warehouse facilities. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $75,000 in rental income from this sublease in the three months ended March 31, 2008 and 2007.

         From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2008 was approximately $1,944,000. At March 31, 2008, the entire balance due from Mr. Guez totaling $1.9 million was reflected as a reduction to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $37,000 and $41,000 for the three months ended March 31, 2008 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $114,000 and $105,000 for the three months ended March 31, 2008 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed United Apparel Ventures, LLC to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. This entity was created to coordinate the production of apparel for a single customer of our branded business. Azteca is owned by the brothers of Gerard Guez. UAV made purchases from a related party in Mexico, an affiliate of Azteca. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended March 31, 2008 and 2007. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period at December 31, 2007. Net amounts due from this related party as of March 31, 2008 and December 31, 2007 were $1.5 million.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2008 and 2007 were $4.2 million and $3.3 million, respectively. Net amount due from this related party as of March 31, 2008 and December 31, 2007 was $7.6 million and $6.8 million, respectively.

         We purchased $2.7 million and $2.8 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the three months ended March 31, 2008 and 2007, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our employees. As of March 31, 2008, we had outstanding advances of $132,000 to Star Source, LLC for fabric purchase.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At March 31, 2008, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of March 31, 2008, we had $299,000 of fixed-rate borrowings and $19.6 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $196,000 on our variable-rate borrowings.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15 or 15d-15, as of March 31, 2008, the end of the period covered by this report. Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN CONTROLS AND PROCEDURES

         During the first quarter ended March 31, 2008, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the "LLC") and American Rag Cie II ("ARC II") in the, in the action AMERICAN RAG CIE V. PRIVATE BRANDS, INC., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark "American Rag Cie", which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy's Merchandising Group and has sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants' actions. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. On April 21, 2008, we filed a demurrer to four of the causes of action in the amended complaint, and are seeking dismissal of the LLC and ARC II's claims for fraud and breach of fiduciary duty, as well as their attempt to force a buy-out. The demurrer will be argued on on June 16, 2008. The action is in the early stages of discovery. As we derive a significant amount of revenue from the sale of American Rag Cie branded products, our business, results of operations and financial condition could be materially adversely affected if this dispute is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

ITEM 1A. RISK FACTORS.

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and in our Annual Report on Form 10-K for the year ended December 31, 2007.

         Risk factors relating to our business, industry and common stock are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except as set forth below, no material change to such risk factors has occurred during the three months ended March 31, 2008.

THE ACQUISITION PROPOSAL BY GERARD GUEZ AND TODD KAY HAS CREATED A DISTRACTION FOR OUR MANAGEMENT, UNCERTAINTY AND RISK OF LITIGATION THAT MAY ADVERSELY AFFECT OUR BUSINESS.

         On April 25, 2008, we received an unsolicited proposal from Gerard Guez and Todd Kay, our founders, executive officers and directors, to acquire all of the outstanding publicly held shares of our common stock. Our Board of Directors has formed a special committee of the Board to consider the acquisition proposal, and the special committee in the process of interviewing legal counsel and investment bankers to assist in its consideration and evaluation of the proposal. The review and consideration of the acquisition proposal (and any alternate proposals that may be made by other parties) have been, and may continue to be, a significant distraction for our management and employees and may require, the expenditure of significant time and resources by us. The acquisition proposal has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent, and may also create uncertainty for current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us.

         In the past, securities class action litigation has often been brought against a company involved in management buy-outs and going-private transactions. This risk is especially acute for us because we have experienced declines in the market price of our shares and greater than average stock price volatility in recent months. This litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business. We have obligations under certain circumstances to hold harmless and indemnify each of the members of our Board of Directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under California law and our bylaws and certificate of incorporation. An unfavorable outcome in any future lawsuits could result in substantial costs to us. These consequences, alone or in combination, may harm our business.

THE ACQUISITION PROPOSAL BY MR. GUEZ AND MR. KAY HAS CREATED UNCERTAINTY AND MAY RESULT IN INCREASED VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

         The special committee of our Board of Directors is in the process of evaluating the acquisition proposal submitted by Mr. Guez and Mr. Kay, but has made no determination on whether to accept the proposal. Even if the proposal is accepted by the special committee, any potential transaction would be subject to conditions to closing, including approval of our shareholders. Therefore, an acquisition may not be completed at all or may not be completed in a timely manner. This uncertainty could result in speculation and increased volatility in the market for our shares. If the acquisition proposal is not accepted by the special committee or any acquisition does not occur for any other reason, the market price of our common stock may decline. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the proposed acquisition that will not be recovered whether or not a transaction occurs.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ GLOBAL MARKET AND IF WE FAIL TO DO SO, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY DECLINE.

         The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market. The requirement currently affecting us is maintaining a minimum closing bid price per share of $1.00. On April 2, 2008, the Nasdaq Stock Market Inc. issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance by September 29, 2008, the Nasdaq staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, if we do not regain compliance with the minimum bid price rule by September 29, 2008, we can apply to list our common stock on The Nasdaq Capital Market if we satisfy the initial listing criteria set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement. If our application is approved, we will be granted an additional 180 calendar days to regain compliance with the minimum bid price rule. However, there can be no assurance that we will be able to comply with the maintenance criteria or any of the Nasdaq Global Market's listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we fail to maintain continued listing on the Nasdaq Global Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

ITEM 6.  EXHIBITS.


         EXHIBIT
         NUMBER   DESCRIPTION
         -------  --------------------------------------------------------------

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


                               TARRANT APPAREL GROUP



Date:    May 12, 2008          By:              /s/    Patrick Chow
                                    --------------------------------------------
                                                   Patrick Chow,
                                       Chief Financial Officer and Director
                                    (Principal Financial and Accounting Officer)


Date:    May 12, 2008          By:          /s/    Gerard Guez
                                    --------------------------------------------
                                                   Gerard Guez,
                                          Interim Chief Executive Officer