Form 10-Q
period 2008-06-30
TARRANT APPAREL GROUP
filed 2008-08-14
CIK 944948

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE   ACT  OF   1934.

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

         Number of shares of Common Stock of the Registrant outstanding as of August 12, 2008: 30,543,763.

--------------------------------------------------------------------------------

                              TARRANT APPAREL GROUP
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2008 (unaudited)
         and December 31, 2007............................................     2

         Consolidated Statements of Operations  for the Three
         Months and Six Months Ended June 30, 2008 and
         June 30, 2007 (unaudited).......................................      3

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2008 and June 30, 2007 (unaudited)...............      4

         Notes to Consolidated Financial Statements (unaudited)..........      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................     23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....     37

Item 4.  Controls and Procedures.........................................     37

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     38

Item 1A. Risk Factors....................................................     38

Item 4.  Submission of Matters to a Vote of Security Holders.............     40

Item 6.  Exhibits........................................................     40

         Signatures......................................................     41


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

                         PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                              TARRANT APPAREL GROUP
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                      JUNE 30, 2008         2007
                                                                      -------------    -------------
                                                                       (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents ......................................   $   4,345,942    $     491,416
   Marketable securities ..........................................         182,204             --
   Accounts receivable, net of $3.0 million and $2.0 million
   allowance for returns, discounts and bad debts at June 30, 2008
   and December 31, 2007, respectively ............................      32,089,618       34,622,119
   Notes receivable ...............................................       1,500,000             --
   Due from related parties .......................................      10,158,858        6,812,951
   Inventory ......................................................       7,794,654       13,140,598
   Temporary quota rights .........................................          36,969            5,028
   Prepaid expenses ...............................................       1,025,255        1,277,361
   Deferred tax assets ............................................         273,700          161,818
                                                                      -------------    -------------
 Total current assets .............................................      57,407,200       56,511,291

Property and equipment, net  of $7.4 million and $8.3 million
  accumulated depreciation at June 30, 2008 and December 31, 2007.        1,430,705        1,531,322
Due from related parties net of $1.0 million reserve and $0.8 million adjustment to fair value at June 30, 2008 and
  December 31, 2007 ...............................................       1,703,487        1,740,707
Equity method investment ..........................................         917,396          945,342
Deferred financing cost, net of $299,000 and $226,000 accumulated
  amortization at June 30, 2008 and December 31, 2007, respectively         140,546          213,876
Other assets ......................................................           1,692          101,692
Goodwill, net .....................................................       4,645,005        9,945,005
                                                                      -------------    -------------
Total assets ......................................................   $  66,246,031    $  70,989,235
                                                                      =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings .....................................   $  12,424,981    $   9,745,218
   Accounts payable ...............................................      12,010,928       11,784,534
   Accrued expenses ...............................................       5,212,333        8,627,445
   Income taxes ...................................................       5,186,633       16,525,237
   Current portion of long-term obligations and factoring
     arrangement ..................................................       8,941,155        3,003,131
                                                                      -------------    -------------
 Total current liabilities ........................................      43,776,030       49,685,565

Income taxes ......................................................       6,408,568             --
                                                                      -------------    -------------
Total liabilities .................................................      50,184,598       49,685,565

Minority interest in PBG7 .........................................          60,398           60,520
Commitments and contingencies

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized; no shares at June
    30, 2008 and December 31, 2007 issued and outstanding .........            --               --
   Common stock, no par value, 100,000,000 shares authorized;
    32,043,763 shares at June 30, 2008 and December 31, 2007
    issued and outstanding ........................................     116,672,465      116,672,465
   Warrants to purchase common stock ..............................       7,314,239        7,314,239
   Contributed capital ............................................      11,015,592       10,862,902
   Accumulated deficit ............................................    (117,190,314)    (111,662,856)
   Notes receivable from officer/shareholder ......................      (1,810,947)      (1,943,600)
                                                                      -------------    -------------
 Total shareholders' equity .......................................      16,001,035       21,243,150
                                                                      -------------    -------------

Total liabilities and shareholders' equity ........................   $  66,246,031    $  70,989,235
                                                                      =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                               ------------------------------    ------------------------------
                                                    2008             2007             2008             2007
                                               -------------    -------------    -------------    -------------
Net sales ..................................   $  47,423,850    $  56,537,698    $  93,745,566    $ 109,319,018
Net sales to related party .................       3,873,954        3,562,805        8,051,035        6,888,079
                                               -------------    -------------    -------------    -------------
Total net sales ............................      51,297,804       60,100,503      101,796,601      116,207,097

Cost of sales ..............................      36,775,183       44,300,924       73,428,596       85,045,190
Cost of sales to related party .............       3,547,721        3,244,881        7,353,702        6,260,629
                                               -------------    -------------    -------------    -------------
Total cost of sales ........................      40,322,904       47,545,805       80,782,298       91,305,819

Gross profit ...............................      10,974,900       12,554,698       21,014,303       24,901,278
Selling and distribution expenses ..........       2,770,813        3,352,007        6,200,049        6,790,740
General and administrative expenses ........       7,816,067        6,240,358       14,134,684       12,726,954
Royalty expenses ...........................         478,987          433,696          813,265          791,428
Goodwill impairment charge .................       5,300,000             --          5,300,000             --
Terminated acquisition expenses ............            --               --               --          2,000,000
                                               -------------    -------------    -------------    -------------

Income (loss)  from operations .............      (5,390,967)       2,528,637       (5,433,695)       2,592,156

Interest expense ...........................        (244,697)      (1,219,562)        (475,359)      (2,562,886)
Interest income ............................         152,812           42,857          192,734           87,957
Interest in income of equity method investee         130,448           42,793          107,054          126,542
Other income ...............................         325,614           64,748          506,870          152,399
Adjustment to fair value of derivative .....            --                524             --            195,953
Other expense ..............................          (2,293)          (9,335)         (66,045)         (11,140)
                                               -------------    -------------    -------------    -------------

Income (loss) before provision for income
   taxes and minority interest .............      (5,029,083)       1,450,662       (5,168,441)         580,981
Provision for income taxes .................         245,097          641,917          359,140          774,084
Minority interest ..........................               5              519              123            1,448
                                               -------------    -------------    -------------    -------------
Net income (loss) ..........................   $  (5,274,175)   $     809,264    $  (5,527,458)   $    (191,655)
                                               =============    =============    =============    =============

Net income (loss ) per share:
   Basic ...................................   $       (0.16)   $        0.03    $       (0.17)   $       (0.01)
                                               =============    =============    =============    =============
   Diluted .................................   $       (0.16)   $        0.03    $       (0.17)   $       (0.01)
                                               =============    =============    =============    =============

Weighted average common and common
   equivalent shares:
   Basic ...................................      32,043,763       30,543,763       32,043,763       30,543,763
                                               =============    =============    =============    =============
   Diluted .................................      32,043,763       30,543,875       32,043,763       30,543,763
                                               =============    =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              TARRANT APPAREL GROUP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                   2008             2007
                                                              -------------    -------------
Operating activities:
Net loss ..................................................   $  (5,527,458)   $    (191,655)
Adjustments to reconcile net loss to net cash provided by
  (used in)
Operating activities:
   Deferred taxes .........................................        (111,881)          (1,794)
   Depreciation and amortization of fixed assets ..........         165,787          201,339
   Amortization of deferred financing cost ................          73,329          987,036
   Adjustment to fair value of derivative .................            --           (195,953)
   Goodwill impairment charge .............................       5,300,000             --
   Terminated acquisition expenses ........................            --          2,000,000
   Change in the provision for returns and discounts ......        (454,919)        (204,624)
   Change in the provision for bad debts ..................       1,431,799           40,081
   Inventory reserve ......................................          82,000             --
   Loss on sale of fixed assets ...........................          66,045            6,145
   Income from equity method investment ...................        (107,054)        (126,542)
   Gain on sale of marketable securities ..................        (345,567)            --
   Unrealized gain on marketable securities ...............          (8,756)            --
   Minority interest ......................................            (123)          (1,448)
   Stock-based compensation ...............................         152,690          321,761
   Changes in operating assets and liabilities:
     Accounts receivable ..................................       1,555,621        1,953,928
     Due from related parties .............................      (3,308,688)      (1,277,229)
     Inventory ............................................       5,263,944         (447,308)
     Temporary quota rights ...............................         (31,941)          (6,553)
     Prepaid expenses .....................................         252,106          418,235
     Other assets .........................................         100,000             --
     Accounts payable .....................................         226,394       (3,674,208)
     Accrued expenses and income tax payable ..............      (8,345,148)       1,501,684
                                                              -------------    -------------

     Net cash provided by (used in) operating activities ..      (3,571,820)       1,302,895

Investing activities:
   Purchase of marketable securities ......................        (586,469)            --
   Proceeds from sale of marketable securities ............         758,588             --
   Notes receivable .......................................      (1,500,000)            --
   Purchase of fixed assets ...............................        (188,078)        (272,327)
   Proceeds from sale of fixed assets .....................          56,864             --
   Distribution from equity method investee ...............         135,000             --
   Due diligence fees in acquisition ......................            --           (699,764)
   Refund of deposit on acquisition .......................            --          4,750,000
   Collection of advances from shareholders/officers ......         132,653           81,519
                                                              -------------    -------------

     Net cash provided by (used in) investing activities ..      (1,191,442)       3,859,428

Financing activities:
   Short-term bank borrowings, net ........................       2,679,764        1,145,754
   Proceeds from long-term obligations ....................      95,286,648       98,640,912
   Payment of long-term obligations and bank borrowings ...     (89,348,624)    (104,889,684)
                                                              -------------    -------------

     Net cash provided by (used in) financing activities ..       8,617,788       (5,103,018)
                                                              -------------    -------------

Increase in cash and cash equivalents .....................       3,854,526           59,305
Cash and cash equivalents at beginning of period ..........         491,416          904,553
                                                              -------------    -------------
Cash and cash equivalents at end of period ................   $   4,345,942    $     963,858
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

                              TARRANT APPAREL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATION

         The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At June 30, 2008, we own 75% of PBG7, LLC ("PBG7"). We previously owned 50.1% of United Apparel Ventures, LLC ("UAV"), which was dissolved on February 27, 2007. The dissolution of UAV did not have a material impact on our consolidated financial statements. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

         We serve mass merchandisers, department stores, branded wholesalers and specialty chains by designing, merchandising, contracting for the manufacture of, and selling casual apparel for women, men and children under private label and private brands.

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

MARKETABLE SECURITIES

         In January 2008, we invested $586,000 in marketable securities which are classified as trading marketable securities in the consolidated balance sheet at June 30, 2008. During the six months ended June 30, 2008, we sold some of the investments in marketable securities; proceeds from the sale were $759,000 and the gain of $346,000 was reported in other income in the consolidated statements of operations. As of June 30, 2008, the unrealized gain on investment in marketable securities of $9,000 was recorded in other income based on the closing price of the marketable securities at June 30, 2008 in the consolidated statements of operations.

         We fair valued the marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair values as the price that would be received to acquire an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

     Our marketable securities at fair value in the accompanying consolidated balance sheet, as of June 30, 2008, were as follows:

                                               AS OF JUNE 30, 2008
                                     -----------------------------------------
                                      LEVEL 1    LEVEL 2    LEVEL 3     TOTAL
                                     --------   --------   --------   --------
    Marketable securities ........   $182,000       --         --     $182,000

NOTES RECEIVABLE

         In April 2008, we loaned $7.5 million to BCBG Max Azria Group pursuant to the terms of a promissory note, which provided for interest on the outstanding principal at the rate of 1.5% over Prime per annum. At June 30, 2008, $1.5 million of principal was outstanding under this note, all of which was repaid in July 2008.

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

         Royalty expense in the six months ended June 30, 2008 and 2007 was $813,000 and $791,000, respectively.

DEFERRED RENT PROVISION

         When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. Furthermore, this provision also includes $187,000 of tenant improvement allowance, which is also recognized on a straight-line basis from the date the asset was put into place up to the end of the lease term and/or the end of the asset's useful life, whichever comes first.

         As of June 30, 2008 and December 31,  2007,  deferred  rent of $374,000
and  $260,000,   respectively,   was  recorded  under  accrued  expense  in  our
consolidated financial statements.

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

FOREIGN CURRENCY FORWARD CONTRACT

         We source our product in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials in the normal course of business. We utilize derivative financial instruments consisting primarily of forward currency contracts. These instruments are intended to protect against exposure related to financing transactions and income from international operations. We do not enter into derivative financial instruments for speculative or trading purposes. We may enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria.

         SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations in the six months ended June 30, 2007. At June 30, 2008, we had no open foreign exchange forward contracts.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million. There was no unrecognized tax benefit as of June 30, 2008 and December 31, 2007. As of June 30, 2008, the accrued interest and penalties were $7.4 million and $194,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively. See Note 12 of the "Notes to Consolidated Financial Statements".

RECLASSIFICATION ON FINANCIAL STATEMENTS

         Certain 2008 amounts have been reclassified to conform to the 2007 presentation.

3.       STOCK-BASED COMPENSATION

         Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the "1995 Plan"), authorized the grant to our officers, employees, directors and consultants of both incentive and non-qualified stock options for shares of our common stock. As of June 30, 2008, there were outstanding options to purchase a total of 990,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the "2006 Plan"), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of June 30, 2008, there were outstanding options to purchase a total of 1,123,000 shares of common stock, and 2,477,000 shares remained available for issuance pursuant to awards granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

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

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended June 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

         A summary of our stock option activity and related information for the year ended December 31, 2007 and the six months ended June 30, 2008 is as follows:

                                                             EMPLOYEES
                                                  ------------------------------
                                                    NUMBER OF        EXERCISE
                                                     SHARES            PRICE
                                                  -------------    -------------

Options outstanding at December 31, 2006 ......       7,673,659     $1.39-$45.50
Granted .......................................       2,630,000      $1.13-$1.99
Exercised .....................................      (1,500,000)           $1.13
Forfeited .....................................         (87,450)    $1.63-$18.50
Expired .......................................        (502,000)     $1.13-$8.50
                                                  -------------    -------------
Options outstanding at December 31, 2007 ......       8,214,209     $1.39-$45.50
Granted .......................................            --               --
Exercised .....................................            --               --
Forfeited .....................................        (697,700)   $1.84-$33.125
Expired .......................................          (3,000)          $15.50
                                                  -------------    -------------
Options outstanding at June 30, 2008 ..........       7,513,509     $1.39-$45.50


         We had no stock options outstanding to non-employees as of December 31, 2007 and June 30, 2008.

         The  following  table  summarizes   information   about  stock  options
outstanding, expected to vest and exercisable as of December 31, 2007 and June 30, 2008:

                                                                        WEIGHTED
                                                          WEIGHTED       AVERAGE
                                                           AVERAGE      REMAINING
                                           NUMBER OF      EXERCISE     CONTRACTUAL     INTRINSIC
                                            SHARES          PRICE      LIFE (YEARS)      VALUE
                                         ------------   ------------   ------------   ------------
As of December 31, 2007
Employees - Outstanding ..............      8,214,209   $       5.28            5.2   $          0
Employees - Expected to vest .........      8,078,438   $       5.34            5.2   $          0
Employees - Exercisable ..............      6,748,015   $       6.01            4.5   $          0

As of June 30, 2008:
Employees - Outstanding ..............      7,513,509   $       5.55            4.4   $          0
Employees - Expected to vest .........      7,456,278   $       5.58            4.4   $          0
Employees - Exercisable ..............      7,080,632   $       5.78            4.2   $          0


         The following table summarizes our non-vested options as of December 31, 2007 and changes during the six months ended June 30, 2008:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                        NUMBER OF     GRANT-DATE
                 NON-VESTED OPTIONS                      SHARES       FAIR VALUE
---------------------------------------------------    ----------     ----------
Non-vested at December 31, 2007 ...................     1,466,194     $     1.28
  Granted .........................................          --             --
  Vested ..........................................      (393,317)    $     1.26
  Forfeited .......................................      (640,000)    $     1.30
                                                       ----------
Non-vested at June 30, 2008 .......................       432,877     $     1.25


         The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in the six months ended June 30, 2008 and 2007:

                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                       2008           2007
                                                  -------------   -------------

Expected dividend .............................             n/a             0.0%
Risk free interest rate .......................             n/a    4.49 to 4.67%
Expected volatility ...........................             n/a              70%
Expected term (in years) ......................             n/a    5.75 to 6.18%


         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be 13.1% and 7.7%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate the expected terms using the "safe harbor" provisions provided in SAB No. 107 and the volatility using historical data. We did not grant any options to purchase shares of common stock during the six months ended June 30, 2008. We granted options to purchase 630,000 shares of common stock in the six months ended June 30, 2007. The options granted were fair valued in the aggregate at $805,000 and had a weighted-average exercise of $1.92 in the six months ended June 30, 2007. The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2008 was $153,000, of which $109,000 was recorded under general and administrative expenses and $44,000 was recorded under selling and distribution expenses in our consolidated statements of operation. The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2007 was $322,000, of which $93,000 was recorded under general and administrative expenses and $229,000 was recorded under selling and distribution expenses in our consolidated statements of operation. Basic and dilutive income per share for the three months and six months ended June 30, 2008 and three months ended June 30, 2007 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the six months ended June 30, 2007 was decreased by $0.01 from $0.00 to $(0.01), respectively, by the additional stock-based compensation recognized.

         The total intrinsic value of options exercised for the three months and six months ended June 30, 2008 and 2007 was $0. Cash received from stock options exercised for the three months and six months ended June 30, 2008 and 2007 was $0. The total fair value of shares vested for the six months ended June 30, 2008 and 2007 were approximately $497,000 and $304,000, respectively.

         As of June 30, 2008, there was $466,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.0 years.

         When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2008, we had 68.0 million authorized, unissued shares of common stock.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------

U.S. trade accounts receivable .................   $  4,266,087    $  4,277,218
Foreign trade accounts receivable ..............      7,822,297       6,809,971
Factored accounts receivable ...................     22,589,181      25,294,525
Other receivables ..............................        366,209         217,681
Allowance for returns, discounts and bad debts..     (2,954,156)     (1,977,276)
                                                   ------------    ------------
                                                   $ 32,089,618    $ 34,622,119
                                                   ============    ============


         Allowance for returns, discounts and bad debts included an additional allowance of $1.5 million related to Mervyn's receivable. See Note 18 of the "Notes to Consolidated Financial Statements".

5.       INVENTORY

         Inventory consists of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         2008           2007
                                                     ------------   ------------

Raw materials - fabric and trim accessories.. ....   $    586,743   $    558,996
Work in process ..................................           --            5,040
Finished goods shipments-in-transit ..............      2,530,980      7,023,981
Finished goods ...................................      4,676,931      5,552,581
                                                     ------------   ------------
                                                     $  7,794,654   $ 13,140,598
                                                     ============   ============

6.       EQUITY METHOD INVESTMENT - AMERICAN RAG

         In 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores for $1.4 million; and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. The guaranteed annual minimum royalty for 2008 is $875,000. At June 30, 2008, the total commitment on royalties remaining on the initial 10-year term was $7.2 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy's Merchandising Group, LLC, the sourcing arm of Federated Department Stores, to supply Macy's Merchandising Group with American Rag Cie, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by Macy's Merchandising Group exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in select Macy's locations and is currently available in approximately 600 Macy's stores nationally. The investment in American Rag Cie, LLC, totaling $917,000 at June 30, 2008, is accounted for under the equity method and included in equity method investment in the accompanying consolidated balance sheets. Income (loss) from the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the six month ended June 30, 2008 is as follows:

         Balance as of December 31, 2007 .............       $ 945,342
         Share of income .............................         107,054
         Distribution ................................        (135,000)
                                                             ---------
         Balance as of June 30, 2008 .................       $ 917,396
                                                             =========

         We hold a 45% member  interest in American Rag Cie,  LLC. The remaining
55% belongs to an unrelated third party who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of "American Rag". Royalty income paid by us to American Rag is classified as its other income and is ancillary to the primary operations.

         We have determined that we are not the primary beneficiary of American Rag under FIN 46. There is no guaranteed return on our investment. We are not involved in its day to day management decisions and it is effectively controlled by its Chief Executive Officer who is also the majority shareholder of the 55% owners. In June 2006, we signed a guarantee of certain liabilities of American Rag Cie to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or
(B) $675,000, which guarantee was re-affirmed in September 2007. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46 and concluded that consolidation under FIN 46 is still not appropriate. Our variable interest will not absorb a majority of the VIE's expected losses. We record its proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond its 45% investment interest. Additionally, we do not expect to receive a majority of the entity's expected residual returns, other than their 45% ownership interest. In August 2008, we were advised by the attorneys of American Rag Compagnie II that California United Bank is releasing us from all our obligations under these guarantees. In this regard, we have written to the Bank and are awaiting its confirmation.

         We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. See Note 17 of the "Notes to Consolidated Financial Statements".

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

8.       GOODWILL AND IMPAIRMENT CHARGE

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

IMPAIRMENT OF GOODWILL

         Goodwill in the accompanying consolidated balance sheets represents the "excess of costs over fair value of net assets acquired in previous business combination". SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

         On July 29, 2008, Mervyn's LLC filed for bankruptcy protection. We expect sales to Mervyn's to decrease significantly commencing immediately. Mervyn's was the most important customer of our FR TCL-Chazzz/MGI division. It represented approximately 22% and 42% of sales of this division in the first six months of 2008 and 2007, respectively; we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis outlined above, we concluded that due to the Mervyn's bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008.

         The following table displays the change in the gross carrying amount of goodwill by reporting units for the three months ended June 30, 2008. The reporting units below are one level below the reportable segments included in

Note 16, "Operations by Geographic Areas". The reporting units, the "FR TCL - Chazzz/ MGI" Division and the "Private Brands - American Rag" Division were included within the United States geographical segment of Note 16 of the "Notes to the Consolidated Financial Statements."

                                                             REPORTING UNITS
                                              ----------------------------------------------
                                                     FR TCL -             PRIVATE BRANDS -
                                               CHAZZZ/MGI DIVISION     AMERICAN RAG DIVISION
                                              ---------------------    ---------------------
Balance as of March 31, 2008 ..............   $           8,582,845    $           1,362,160
Impairment charge .........................              (5,300,000)                    --
                                              ---------------------    ---------------------
Balance as of June 30, 2008 ...............   $           3,282,845    $           1,362,160
                                              =====================    =====================


9.       DEBT

         Short-term bank borrowings consist of the following:

                                                             JUNE 30,     DECEMBER 31,
                                                               2008           2007
                                                           ------------   ------------
Import trade bills payable - DBS Bank and Aurora Capital   $  4,551,094   $  4,600,293
Bank direct acceptances - DBS Bank .....................      4,722,913      1,222,998
Other Hong Kong credit facilities - DBS Bank.. .........      3,150,974      3,921,927
                                                           ------------   ------------
                                                           $ 12,424,981   $  9,745,218
                                                           ============   ============

         Long-term obligations consist of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------

Equipment financing ............................   $       --      $      5,338
Debt facility and factoring agreement - GMAC CF       8,941,155       2,997,793
                                                   ------------    ------------
                                                      8,941,155       3,003,131
Less current portion ...........................     (8,941,155)     (3,003,131)
                                                   ------------    ------------
                                                   $       --      $       --
                                                   ============    ============


IMPORT TRADE BILLS PAYABLE, BANK DIRECT ACCEPTANCES AND OTHER HONG KONG CREDIT FACILITIES

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which interest rate was 6.00% per annum at June 30, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which interest rate was 5.77% per annum at June 30, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2008. We are also required to maintain specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of June 30, 2008 we were in compliance with the covenants. As of June 30, 2008, $10.7 million was outstanding under this facility. In addition, $13.0 million of open letters of credit were outstanding and $1.3 million was available for future borrowings as of June 30, 2008.

         As of June 30, 2008, the total balance outstanding under the DBS Bank credit facilities was $10.7 million (classified above as follows: $2.9 million in import trade bills payable, $4.7 million in bank direct acceptances and $3.1 million in other Hong Kong credit facilities).

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2008, $1.7 million was outstanding under this facility (classified above under import trade bills payable) and $328,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

EQUIPMENT FINANCING

         We had one equipment loan outstanding at March 31, 2008. The loan bore interest at 4.75% payable in installments through 2008. In May 2008, we paid the remaining balance of this loan. As of June 30, 2008, $0 was outstanding under this loan.

DEBT FACILITY AND FACTORING AGREEMENT - GMAC COMMERCIAL FINANCE

         On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 5.5% per annum at June 30, 2008. As of June 30, 2008, we violated our negative covenant not to make cash advances to any single entity for over $500,000. The advance was fully repaid in early July 2008. As of June 30, 2008, we were not in compliance with the negative and EBITDA covenants. However, a waiver and amendment to the existing agreements were obtained on August 11, 2008. A total of $8.9 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2008.

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

         In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. These warrants are exercisable for 3,500,000 shares, and the remaining 357,143 shares of the warrants will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding those not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans, which was $563,000, on June 16, 2006. The $563,000 fee paid to Guggenheim was included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million was recorded as debt discount, both of them were amortized over the life of the loan. For the six months ended June 30, 2007, $604,000 was amortized.

         Durham Capital Corporation ("Durham") acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. As a result, $250,000 was paid on June 16, 2006. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant has a term of 10 years and is exercisable at a price of $1.88 per share, subject to adjustment for certain dilutive issuances. This warrant is exercisable for 70,000 shares, and the remaining 7,143 shares of this warrant will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and EITF 00-19 and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding those not exercisable were valued at $105,000 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. The $250,000 fee paid to Durham and the value of the warrants to purchase 70,000 shares of our common stock of $105,000 was included in the deferred financing cost, and was amortized over the life of the loan. For the six months ended June 30, 2007, $39,000 was amortized.

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

10.      DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

         We use forward currency contracts to manage volatility associated with foreign currency purchases of materials in the normal course of business. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction is undesignated and as such an ineffective hedge. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations in the six months ended June 30, 2007. At June 30, 2008, we had no open foreign exchange forward contracts.

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

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority)
interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our results of operations and financial condition.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our result of operations and financial condition.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective sixty days following the SEC's approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently assessing the impact of SFAS No. 162 on our result of operations and financial condition.

         In May 2008, the FASB issued SFAS No. 163 "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60". SFAS No. 163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises. We do not believe SFAS No. 163 will have a material effect on our result of operations and financial condition.

12.      INCOME TAXES

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $6.4 million of income tax payable from current payable to long-term as of June 30, 2008.

         There was no unrecognized tax benefit as of June 30, 2008 and December 31, 2007. As of June 30, 2008, the accrued interest and penalties were $7.4 million and $194,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

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

13.      NET INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                 ----------------------------   ----------------------------
                                     2008            2007           2008            2007
                                 ------------    ------------   ------------    ------------
Basic EPS Computation:
Numerator ....................   $ (5,274,175)   $    809,264   $ (5,527,458)   $   (191,655)
Denominator:
Weighted average common shares
outstanding ..................     32,043,763      30,543,763     32,043,763      30,543,763
                                 ------------    ------------   ------------    ------------

Basic EPS ....................   $      (0.16)   $       0.03   $      (0.17)   $      (0.01)
                                 ============    ============   ============    ============

Diluted EPS Computation:
Numerator ....................   $ (5,274,175)   $    809,264   $ (5,527,458)   $   (191,655)
Denominator:
Weighted average common share
outstanding ..................     32,043,763      30,543,763     32,043,763      30,543,763
options ......................           --               112           --              --
                                 ------------    ------------   ------------    ------------

Total shares .................     32,043,763      30,543,875     32,043,763      30,543,763
                                 ------------    ------------   ------------    ------------

Diluted EPS ..................   $      (0.16)           0.03   $      (0.17)   $      (0.01)
                                 ============    ============   ============    ============


         Only 112 shares issuable upon exercise of outstanding options were included in the computation of income per share in the three months ended June 30, 2007, as the exercise prices of the remaining options and warrants were greater than the average market price for the three months ended June 30, 2007. All options were excluded from the computation of net loss per share in the six months ended June 30, 2007 as the impact would be anti-dilutive. All options were excluded from the computation of net loss per share in the three months and six months ended June 30, 2008 as the impact would be anti-dilutive. The following table presents potentially dilutive securities that were not included in the computation of loss per share:

                                                  AS OF JUNE 30,
                                          -----------------------------
                                             2008               2007
                                          ----------         ----------
         Options ................          7,513,509          8,299,659
         Warrants ...............          5,931,732          5,931,732
                                          ----------         ----------
         Total ..................         13,445,241         14,231,391
                                          ==========         ==========


14.      RELATED PARTY TRANSACTIONS

         As of June 30, 2008, related party affiliates were indebted to us in the amounts of $13.7 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2008 was approximately $1,866,000. At June 30, 2008, the entire balance due from Mr. Guez totaling $1.8 million was reflected as a reduction to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $72,000 and $81,000 for the six months ended

June 30, 2008 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $206,000 and $162,000 for the six months ended June 30, 2008 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed United Apparel Ventures, LLC to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. ("Azteca"). This entity was created to coordinate the production of apparel for a single customer of our branded business. Azteca is owned by the brothers of Gerard Guez. UAV made purchases from a related party in Mexico, an affiliate of Azteca. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended June 30, 2008 and 2007. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period at December 31, 2007. Net amounts due from this related party as of June 30, 2008 and December 31, 2007 were $1.6 million.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2008 and 2007 were $8.1 million and $6.9 million, respectively. Net amounts due from this related party as of June 30, 2008 and December 31, 2007 were $10.1 million and $6.8 million, respectively. Of the $10.1 million, $6.8 million was overdue at June 30, 2008, but was subsequently repaid in full.

         We purchased $2.7 million and $1.6 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the three months ended June 30, 2008 and 2007, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our former employees who resigned in May 2008.

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We paid $568,000 and $563,000 in rent in the six months ended June 30, 2008 and 2007, respectively, for these office and warehouse facilities. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $150,000 in rental income from this sublease in the six months ended June 30, 2008 and 2007.

         At June 30, 2008, we had various employee receivables totaling $182,000 included in due from related parties.

15.      COMMITMENTS AND CONTINGENCIES

         In 2003, we acquired a 45% equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. At June 30, 2008, the total commitment on royalties remaining on the initial 10-year term was $7.2 million. We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. See Note 17 of the "Notes to Consolidated Financial Statements".

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2008 and 2007 were $8.1 million and $6.9 million, respectively.

         In April 2008, we received notices from the U.S. Department of Customs and Border Protection advising us of its decision to impose liquidated damages in the amount of approximately $770,000 for customs violations in connection with specified goods imported by us as the importer of record in 2005 from certain vendors in Hong Kong. Although we could challenge the violations in Court, if we were to lose the litigation we could be subject to penalties of over $3 million plus legal fees. As a result, we have determined not to challenge the violations further and to pay the liquidated damages. Typically, we would seek indemnification from our vendors for these liquidated damages. However, the two vendors involved in these matters are no longer operating. In connection with these damages, we have recorded a charge for the two vendors and an additional reserve of $78,000 for another vendor in a similar situation. In the second quarter of 2008, we have paid $770,000 for customs violations in connection with specified goods imported by us as the importer of record in 2005 from certain vendors in Hong Kong. The remaining $78,000 was still in our accrued expenses on our consolidated balance sheets as of June 30, 2008.

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

                                                                      ADJUSTMENTS
                                                                          AND
                                   UNITED STATES        ASIA          ELIMINATIONS        TOTAL
                                   -------------    -------------    -------------    -------------
THREE MONTHS ENDED JUNE 30, 2008
Sales ..........................   $  46,290,000    $   5,008,000    $        --      $  51,298,000
Inter-company sales ............            --         22,137,000      (22,137,000)            --
                                   -------------    -------------    -------------    -------------
Total revenue ..................   $  46,290,000    $  27,145,000    $ (22,137,000)   $  51,298,000
                                   =============    =============    =============    =============

Loss from operations ...........   $  (4,814,000)   $    (577,000)   $        --      $  (5,391,000)
                                   =============    =============    =============    =============
Interest income ................   $     153,000    $        --      $        --      $     153,000
                                   =============    =============    =============    =============
Interest expense ...............   $     231,000    $      14,000    $        --      $     245,000
                                   =============    =============    =============    =============
Provision for depreciation
 and amortization ..............   $      89,000    $      26,000    $        --      $     115,000
                                   =============    =============    =============    =============
Capital expenditures ...........   $      95,000    $      61,000    $        --      $     156,000
                                   =============    =============    =============    =============

THREE MONTHS ENDED JUNE 30, 2007
Sales ..........................   $  55,694,000    $   4,407,000    $        --      $  60,101,000
Inter-company sales ............            --         36,579,000      (36,579,000)            --
                                   -------------    -------------    -------------    -------------
Total revenue ..................   $  55,694,000    $  40,986,000    $ (36,579,000)   $  60,101,000
                                   =============    =============    =============    =============

Income from operations .........   $     774,000    $   1,755,000    $        --      $   2,529,000
                                   =============    =============    =============    =============
Interest income ................   $      41,000    $       2,000    $        --      $      43,000
                                   =============    =============    =============    =============
Interest expense ...............   $   1,173,000    $      47,000    $        --      $   1,220,000
                                   =============    =============    =============    =============
Provision for depreciation
 and amortization ..............   $     564,000    $      39,000    $        --      $     603,000
                                   =============    =============    =============    =============
Capital expenditures ...........   $      49,000    $     135,000    $        --      $     184,000
                                   =============    =============    =============    =============

SIX MONTHS ENDED JUNE 30, 2008
Sales ..........................   $  91,132,000    $  10,665,000    $        --      $ 101,797,000
Inter-company sales ............            --         41,260,000      (41,260,000)            --
                                   -------------    -------------    -------------    -------------
Total revenue ..................   $  91,132,000    $  51,925,000    $ (41,260,000)   $ 101,797,000
                                   =============    =============    =============    =============

Loss from operations ...........   $  (5,133,000)   $    (301,000)   $        --      $  (5,434,000)
                                   =============    =============    =============    =============
Interest income ................   $     192,000    $       1,000    $        --      $     193,000
                                   =============    =============    =============    =============
Interest expense ...............   $     427,000    $      48,000    $        --      $     475,000
                                   =============    =============    =============    =============
Provision for depreciation
 and amortization ..............   $     180,000    $      59,000    $        --      $     239,000
                                   =============    =============    =============    =============
Capital expenditures ...........   $     116,000    $      72,000    $        --      $     188,000
                                   =============    =============    =============    =============

Total assets (1) ...............   $  47,044,000    $ 120,272,000    $(101,070,000)   $  66,246,000
                                   =============    =============    =============    =============

SIX MONTHS ENDED JUNE 30, 2007
Sales ..........................   $ 107,791,000    $   8,416,000    $        --      $ 116,207,000
Inter-company sales ............            --         60,815,000      (60,815,000)            --
                                   -------------    -------------    -------------    -------------
Total revenue ..................   $ 107,791,000    $  69,231,000    $ (60,815,000)   $ 116,207,000
                                   =============    =============    =============    =============

Income from operations .........   $     220,000    $   2,372,000    $        --      $   2,592,000
                                   =============    =============    =============    =============
Interest income ................   $      86,000    $       2,000    $        --      $      88,000
                                   =============    =============    =============    =============
Interest expense ...............   $   2,473,000    $      90,000    $        --      $   2,563,000
                                   =============    =============    =============    =============
Provision for depreciation
 and amortization ..............   $   1,126,000    $      62,000    $        --      $   1,188,000
                                   =============    =============    =============    =============
Capital expenditures ...........   $     114,000    $     158,000    $        --      $     272,000
                                   =============    =============    =============    =============

Total assets (2) ...............   $  88,543,000    $ 126,168,000    $(110,404,000)   $ 104,307,000
                                   =============    =============    =============    =============


(1) Total assets in the U.S. included $61,000 from Luxembourg and $1,013,000 from Mexico.

(2)  Total  assets  in  the  U.S.  included   $15,973,000  from  Luxembourg  and
     $7,720,000 from Mexico.

17.      LITIGATION

AMERICAN RAG CIE, LLC & AMERICAN RAG CIE II, INC.

          On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the "LLC") and American Rag Cie II ("ARC II") in the action AMERICAN RAG CIE V. PRIVATE BRANDS, INC., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark "American Rag Cie", which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy's Merchandising Group and has sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants' actions. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. On April 21, 2008, we filed a demurrer to four of the causes of action in the amended complaint, and are seeking dismissal of the LLC and ARC II's claims for fraud and breach of fiduciary duty, as well as their attempt to force a buy-out. The demurrer was argued on on June 16, 2008 and was sustained by the Court in all respects. The Court granted the LLC and ARC II leave to file a second amended compliant, which they subsequently filed on July 11, 2008. We intend to file a demurrer seeking to dismiss six of the fourteen claims in the second amended compliant. A hearing on the demurrer is scheduled for September 5, 2008. On August 1, 2008, we amended our cross-compliant to name additional defendants. The action is in the early stages of discovery. As we derive a significant amount of revenue from the sale of American Rag Cie branded products, our business, results of operations and financial condition could be materially adversely affected if this dispute is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

18.      SUBSEQUENT EVENTS

BANKRUPTCY FILING OF MERVYN'S LLC

         On July 16, 2008, we stopped all shipments to Mervyn's LLC and made a demand under the California Uniform Commercial Code for the return of goods totaling $1.3 million which we had shipped in the previous ten days. On July 29, 2008, Mervyn's filed for bankruptcy protection. As of June 30, 2008, we had outstanding receivables of approximately $2.3 million. We recorded a general allowance for returns and discounts of $0.2 million and an additional allowance for bad debts of $1.5 million after subsequent payments of $0.6 million from Mervyn's as of June 30, 2008. As of July 29, 2008, we had outstanding receivables of approximately $2.6 million due from Mervyn's. On August 8, 2008, we commenced shipping to Mervyn's, under a much shorter credit term, goods that were produced for Mervyn's prior to the bankruptcy action.

SETTLEMENT WITH CHARLES GHAILIAN & CMG INC

         On July 2, 2008, we entered into a settlement agreement with Charles Ghailian, our former employee and officer, and CMG, Inc., an entity owned by Mr. Ghailian, which provided for settlement and mutual release of certain potential claims relating to Mr. Ghailian's employment. Pursuant to the agreement, Mr. Ghailian delivered to us 1,500,000 shares of our common stock for cancellation and we agreed to make a cash payment to Mr. Ghailian for certain consulting services from July 2, 2008 to October 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the quarterly periods and year to date ended June 30, 2008 and 2007. Except for historical information, the matters discussed in this management's discussion and analysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See "Item 1A. Risk Factors" in Part II of this Form 10-Q.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy's Merchandising Group, New York & Co., Chico's, Mothers Work, and the Avenue, as well as wholesalers such as Seven Licensing. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts and other tops and jackets. Our private brands include American Rag Cie, Marisa K and American Star.

PRIVATE LABEL

         Private label business has been our core competency for over twenty years, and involves a one-to-one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first six months of 2008 were $77.4 million compared to $96.1 million in the first six months of 2007.

PRIVATE BRANDS

         We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first six months of 2008 were $24.4 million compared to $20.1 million in the first six months of 2007. During the first six months of 2008, we sold apparel under the following private brands:

         o AMERICAN RAG CIE: Pursuant to our agreement with Macy's Merchandising Group, which extends through 2014, we exclusively distribute our American Rag Cie brand through Macy's Merchandising Group's national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $23.7 million in the first six months of 2008 compared to $19.8 million in the first six months of 2007.

         o MARISA K: Net sales totaled $1.1 million in the first six months of 2008 compared to $414,000 in the first six months of 2007. The sale of this brand was discontinued in the second quarter of 2008.

         o        AMERICAN STAR:  This brand is currently sold to Mothers' Work.
                  Sales in the first six months of 2008 were insignificant.

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

BANKRUPTCY OF MERVYN'S LLC

         On July 16, 2008, we stopped all shipments to Mervyn's LLC and made a demand under the California Uniform Commercial Code for the return of goods totaling $1.3 million which we had shipped in the previous ten days. On July 29, 2008, Mervyn's filed for bankruptcy protection. As of June 30, 2008, we had outstanding receivables of approximately $2.3 million. We recorded a general allowance for returns and discounts of $0.2 million and an additional allowance for bad debts of $1.5 million after subsequent payments of $0.6 million from Mervyn's as of June 30, 2008. As of July 29, 2008, we had outstanding receivables of approximately $2.6 million due from Mervyn's. On August 8, 2008, we commenced shipping to Mervyn's, under a much shorter credit term, goods that were produced for Mervyn's prior to the bankruptcy action.

         In connection with Mervyn's bankruptcy filing, we expect sales to Mervyn's to decrease significantly commencing immediately. Mervyn's was the most important customer of our FR TCL-Chazzz/MGI division. It represented approximately 22% and 42% of sales of this division in the first six months of 2008 and 2007, respectively; we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis required by SFAS 142, we concluded that due to the Mervyn's bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million at June 30, 2008. See Notes 8 and 18 of the "Notes to Consolidated Financial Statements."

ACQUISITION PROPOSAL

         On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. In connection with the proposed acquisition, our Board of Directors has formed a special committee of the Board to consider the acquisition proposal. The Special Committee is comprised of Mitchell Simbal and Joseph Mizrachi, who serve as Co-Chairmen of the committee, and Milton Koffman and Simon Mani. The Special Committee is in the process of evaluating the proposal and has engaged its own legal counsel and investment bankers to assist the committee in its consideration and evaluation of the acquisition proposal.

NASDAQ DEFICIENCY NOTICE

         On April 2, 2008, we were notified by The Nasdaq Stock Market that we are not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we will be provided with 180 calendar days, or until September 29, 2008, to regain compliance. This notification has no effect on the listing of our common stock at this time. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance by September 29, 2008, the Nasdaq staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, if we do not regain compliance with the minimum bid price rule by September 29, 2008, we can apply to list our common stock on The Nasdaq Capital Market if we satisfy the initial listing criteria set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement. If our application is approved, we will be granted an additional 180 calendar days to regain compliance with the minimum bid price rule. We will seek to regain compliance within this 180 day cure period and will consider alternatives to address compliance with the continued listing standards of The Nasdaq Stock Market. We have scheduled a special meeting of shareholders for September 4, 2008 to approve a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. We filed a definitive proxy statement with the Securities and Exchange Commission concerning the special meeting and the proposed reverse stock split.

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

         As of June 30, 2008, the balance in the allowance for returns, discounts and bad debts was $3.0 million. It included an additional allowance for bad debts of $1.5 million related to the Mervyn's receivable. See Notes 8 and 18 of the "Notes to Consolidated Financial Statements" regarding bankruptcy filing of Mervyn's LLC.

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

         We utilized the discounted cash flow methodology to estimate fair value. As of June 30, 2008, we have a goodwill balance of $4.6 million, and a net property and equipment balance of $1.4 million.

IMPAIRMENT OF GOODWILL

         Goodwill in the accompanying consolidated balance sheets represents the "excess of costs over fair value of net assets acquired in previous business combination". SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

         On July 29, 2008, Mervyn's LLC filed for bankruptcy protection. We expect sales to Mervyn's to decrease significantly commencing immediately. Mervyn's was the most important customer of our FR TCL-Chazzz/MGI division. It represented approximately 22% and 42% of sales of this division in the first six months of 2008 and 2007, respectively; we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis outlined above, we concluded that due to the Mervyn's bankruptcy action and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008.

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

         We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended June 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2008 and 2007 was $153,000 and $322,000, respectively. Basic and dilutive income per share for the three months and six months ended June 30, 2008 and three months ended June 30, 2007 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the six months ended June 30, 2007 was decreased by $0.01 from $0.00 to $(0.01), respectively, by the additional stock-based compensation recognized.

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

         We and our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

         In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $6.4 million of income tax payable from current payable to long-term as of June 30, 2008.

         There was no unrecognized tax benefit as of June 30, 2008 and December 31, 2007. As of June 30, 2008, the accrued interest and penalties were $7.4 million and $194,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

         In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

DEBT COVENANTS

         Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 9 of the "Notes to Consolidated Financial Statements." If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders' actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of June 30, 2008, we violated our negative covenant prohibiting cash advances to any single entity for over $500,000. The advance was fully repaid in early July 2008. As of June 30, 2008, we were not in compliance with the negative and EBITDA covenants. However, a waiver and amendment to the existing agreements were obtained on August 11, 2008.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

                                            THREE MONTHS         SIX MONTHS
                                                ENDED               ENDED
                                              JUNE 30,            JUNE 30,
                                          ----------------    ----------------
                                           2008      2007      2008      2007
                                          ------    ------    ------    ------
Net sales .............................     92.4%     94.1%     92.1%     94.1%
Net sales to related party ............      7.6       5.9       7.9       5.9
                                          ------    ------    ------    ------
Total net sales .......................    100.0     100.0     100.0     100.0

Cost of sales .........................     71.7      73.7      72.2      73.2
Cost of sales to related party ........      6.9       5.4       7.2       5.4
                                          ------    ------    ------    ------
Total cost of sales ...................     78.6      79.1      79.4      78.6

Gross profit ..........................     21.4      20.9      20.6      21.4
Selling and distribution expenses .....      5.4       5.6       6.1       5.8
General and administration expenses ...     15.2      10.4      13.9      11.0
Royalty expenses ......................      1.0       0.7       0.8       0.7
Impairment charge .....................     10.3      --         5.2      --
Terminated acquisition expenses .......     --        --        --         1.7
                                          ------    ------    ------    ------

Income (loss) from operations .........    (10.5)      4.2      (5.4)      2.2
Interest expense ......................     (0.5)     (2.0)     (0.5)     (2.2)
Interest income .......................      0.3       0.1       0.2       0.1
Interest in income of equity method
   investee ...........................      0.3       0.0       0.1       0.1
Other income ..........................      0.6       0.1       0.5       0.1
Adjustment to fair value of derivative      (0.0)     (0.0)     --         0.2
Other expense .........................     (0.0)     (0.0)     (0.0)     (0.0)
                                          ------    ------    ------    ------

Income (loss) before provision for
   income taxes and minority
   interest ...........................     (9.8)      2.4      (5.1)      0.5
Provision for income taxes ............      0.5       1.1       0.3       0.7
Minority interest .....................      0.0       0.0       0.0       0.0
                                          ------    ------    ------    ------
Net income (loss) .....................    (10.3)%     1.3%     (5.4)%    (0.2)%
                                          ======    ======    ======    ======


SECOND QUARTER 2008 COMPARED TO SECOND QUARTER 2007

         Total net sales decreased by $8.8 million, or 14.6%, to $51.3 million in second quarter of 2008 from $60.1 million in the second quarter of 2007. Sales of private label in the second quarter of 2008 were $35.2 million compared to $47.9 million in the same period of 2007. The decrease in the second quarter of 2008 resulted primarily from decreased sales to Kohl's and Mervyn's due to the poor retail environment. Sales of private brands in the second quarter of 2008 were $16.1 million compared to $12.2 million in the same period of 2007, with the increase resulting primarily from Macy's Merchandising Group honoring its contractual obligation under the license agreement.

         Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $1.6 million, or 12.6%, to $11.0 million in the second quarter of 2008 from $12.6 million in the second quarter of 2007. The decrease in gross profit was primarily due to a decrease in sales. As a percentage of total net sales, gross profit increased from 20.9% in the second quarter of 2007 to 21.4% in the second quarter of 2008.

         Selling and distribution expenses decreased by $581,000, or 17.3%, to $2.8 million in the second quarter of 2008 from $3.4 million in the second quarter of 2007 due to reduction in staff cost. As a percentage of total net sales, these expenses decreased to 5.4% in the second quarter of 2008 from 5.6% in the second quarter of 2007.

         General and administrative expenses increased by $1.6 million, or 25.3%, to $7.8 million in the second quarter of 2008 from $6.2 million in the second quarter of 2007. As a percentage of total net sales, these expenses increased to 15.2% in the second quarter of 2008 from 10.4% in the second quarter of 2007. The increase in general and administrative expenses in the second quarter of 2008 was due primarily to an additional allowance for bad debts of $1.5 million related to Mervyn's receivable. See Note 18 of the "Notes to Consolidated Financial Statements" regarding the bankruptcy filing of Mervyn's LLC. Also included in this category was a special compensation of $360,000 paid to the members of the Special Committee of the Board of Directors for reviewing the go-private transaction proposed by Gerard Guez and Todd Kay.

         Royalty expenses increased by $45,000, or 10.4%, to $479,000 in the second quarter of 2008 from $434,000 in the second quarter of 2007. As a percentage of total net sales, these expenses increased to 1.0% in the second quarter of 2008 from 0.7% in the second quarter of 2007.

         An impairment charge of goodwill pertaining to our Chazzz division of $5.3 million was recorded in the second quarter of 2008 as the result of the bankruptcy filing of Mervyn's LLC subsequent to the end of the second quarter of 2008 and the rapidly declining business of another retail customer. Both retailers have been major customers of the division. See Note 8 of the "Notes to Consolidated Financial Statements". As a percentage of total net sales, the charge was 10.3% in the second quarter of 2008, compared to no such charge in the second quarter of 2007.

         Loss from operations in the second quarter of 2008 was $5.4 million, or (10.5)% of total net sales, compared to income from operations of $2.5 million, or 4.2% of total net sales, in the comparable period of 2007, because of the factors discussed above.

         Interest expense decreased by $975,000, or 79.9%, to $245,000 in the second quarter of 2008 from $1.2 million in the second quarter of 2007. As a percentage of total net sales, this expense decreased to 0.5% in the second quarter of 2008 from 2.0% in the second quarter of 2007. The decrease was primarily due to decreased borrowings and interest rates under our credit facilities and the repayment of our term loan facility in September 2007.

         Interest income increased by $110,000 or 256.6%, to $153,000 in the second quarter of 2008 from $43,000 in the second quarter of 2007. Other income was $326,000 in the second quarter of 2008, compared to $65,000 in the second quarter of 2007. The increase in other income was primarily due to a gain from sale of marketable securities of $305,000 in the second quarter of 2008, compared to no such gain in the second quarter of 2007. Adjustment to fair value of derivative was $1,000 in the second quarter of 2007, compared to no such adjustment in the second quarter of 2008. Other expense was $2,000 in the second quarter of 2008, compared to $9,000 in the second quarter of 2007.

         Interest in income of equity method investee represents our 45% share of equity interest in the owner of the trademark "American Rag Cie" and the operator of American Rag retail stores. Interest in income of equity method investee increased by $88,000 or 204.8%, from $43,000 in the second quarter of 2007 to $130,000 in the second quarter of 2008.

         Loss before provision for income taxes and minority interest was $5.0 million in the second quarter of 2008, compared to income before provision for income taxes and minority interest of $1.5 million in the second quarter of 2007, representing (9.8)% and 2.4% of total net sales, respectively.

         Provision for income taxes was $245,000 in the second quarter of 2008 compared to $642,000 in the second quarter of 2007, representing 0.5% and 1.1% of total net sales, respectively.

         Losses allocated to minority interests in the second quarter of 2008 were $0 compared to $1,000 in the second quarter of 2007, representing the minority partner's share of losses in PBG7.

FIRST SIX MONTHS OF 2008 COMPARED TO FIRST SIX MONTHS OF 2007

         Total net sales decreased by $14.4 million, or 12.4%, to $101.8 million in the first six months of 2008 from $116.2 million in the first six months of 2007. Sales of private label in the first six months of 2008 were $77.4 million compared to $96.1 million in the same period of 2007, with the decrease resulting primarily from decreased sales to Kohl's and Mervyn's in the first six months of 2008 due to the poor retail environment. Sales of private brands in the first six months of 2008 were $24.4 million compared to $20.1 million in the same period of 2007 with the increase resulting primarily from increased sales to Macy's Merchandising Group honoring its contractual obligation under the license agreement.

         Gross profit decreased by $3.9 million or 15.6%, to $21.0 million in the first six months of 2008 from $24.9 million in the first six months of 2007. The decrease in gross profit occurred primarily because of a decrease in sales. As a percentage of total net sales, gross profit decreased from 21.4% in the first six months of 2007 to 20.6% in the first six months of 2008.

         Selling and distribution expenses decreased by $591,000, or 8.7%, to $6.2 million in the first six months of 2008 from $6.8 million in the first six months of 2007. As a percentage of total net sales, these expenses increased from 5.8% for the first six months of 2007 to 6.1% for the first six months of 2008. The decrease in selling and distribution expenses was primarily due to reduction in staff cost.

         General and administrative expenses increased by $1.4 million, or 11.1%, to $14.1 million in the first six months of 2008 from $12.7 million in the first six months of 2007. As a percentage of total net sales, these expenses increased to 13.9% in the first six months of 2008 from 11.0% in the first six months of 2007. Included in general and administrative expenses in the six months of 2008 was a charge of $848,000 resulting from liquidated damages imposed by U.S. Customs on two of our overseas vendors and an additional allowance for bad debts of $1.5 million related to Mervyn's receivable. Also included in this category was a special compensation in the amount of $360,000 paid to the members of the Special Committee of the Board of Directors for reviewing the go-private transaction proposed by Gerard Guez and Todd Kay.

         Royalty and marketing allowance expenses increased by $22,000, or 2.8%, to $813,000 in the first six months of 2008 from $791,000 in the first six months of 2007. As a percentage of total net sales, these expenses increased to 0.8% in the first six months of 2008 from 0.7% in the first six months of 2007.

         An impairment charge of goodwill pertaining to our Chazzz division of $5.3 million was recorded in the six months of 2008 as a result of the bankruptcy filing of Mervyn's LLC subsequent to the end of second quarter of 2008 and the rapidly declining business of another retail customer. Both retailers have been major customers of the division. As a percentage of total net sales, the charge was 5.2% in the first six months of 2008, compared to no such charge in the first six months of 2007.

         Terminated acquisition expenses in the first six months of 2007 were $2.0 million, or 1.7% of total net sales, compared to no such expense in the first six months of 2008. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other expenses including due diligence and legal fees incurred in connection with our proposed acquisition of The Buffalo Group. The transaction was mutually terminated on April 19, 2007.

         Loss from operations for the first six months of 2008 was $5.4 million, or (5.4)% of total net sales, compared to income from operations of $2.6 million, or 2.2% of total net sales, in the comparable prior period of 2007 as a result of the factors discussed above.

         Interest expense decreased by $2.1 million or 81.5%, to $475,000 in the first six months of 2008 from $2.6 million in the first six months of 2007. As a percentage of total net sales, interest expense decreased to 0.5% in the first six months of 2008 from 2.2% in the first six months of 2007. The decrease was primarily due to decreased borrowings and interest rates under our credit facilities and the repayment of our term loan facility in September 2007.

         Interest income increased by $105,000, or 119.1%, to $193,000 in the first six months of 2008 from $88,000 in the first six months of 2007. Other income was $507,000 in the first six months of 2008, compared to $152,000 in the first six months of 2007. The increase in other income was primarily due to a gain from sale of marketable securities of $346,000 in the first six months of 2008, compared to no such gain in the first six months of 2007. Adjustment to fair value of derivative was $196,000 in the first six months of 2007, compared to no such adjustment in the first six months of 2008. Other expense was $66,000 in the first six months of 2008, compared to $11,000 in the first six months of 2007.

         Interest in income of equity method investee was decreased by 19,000 or 15.4% from $127,000 in the first six months of 2007 to $107,000 in the first six months of 2008.

         Loss before provision for income taxes and minority interest was $5.2 million in the first six months of 2008, compared to income before provision for income taxes and minority interest of $581,000 in the first six months of 2007, representing (5.1)% and 0.5% of total net sales, respectively.

         Provision for income taxes was $359,000 in the first six months of 2008 compared to $774,000 in the first six months of 2007, representing 0.3% and 0.7% of total net sales, respectively.

         Loss allocated to minority interest in the six months of 2008 was $0, representing the minority partner's share of losses in PBG7. Loss allocated to minority interest in the first six months of 2007 was $1,000.

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

         As of June 30, 2008, we had $4.3 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This represented an increase of $3.9 million or 784.4% compared to a total of $491,000 as of December 31, 2007.

         Cash flows for the six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

CASH FLOWS:                                               2008            2007
                                                        -------         -------
Net cash provided by (used in)
  operating activities .........................        $(3,572)        $ 1,303
Net cash provided by (used in)
  investing activities .........................        $(1,191)        $ 3,859
Net cash provided by (used in)
  financing activities .........................        $ 8,618         $(5,103)

         During the first six months of 2008, net cash used in operating activities was $3.6 million, as compared to net cash provided by operating activities of $1.3 million for the same period in 2007. Net cash used in operating activities in the first six months of 2008 resulted primarily from a net loss of $5.5 million and a decrease of accrued expenses of $3.4 million and income tax payable of $4.9 million due to a payment of $4.0 million to the IRS. The above were offset by an impairment charge of goodwill pertaining to the Chazzz division of $5.3 million and a decrease in inventory of $5.3 million.

         During the first six months of 2008, net cash used in investing activities was $1.2 million, as compared to net cash provided by investing activities of $3.9 million in the first six months of 2007. Net cash used in investing activities in the first six months 2008 resulted primarily from $1.5 million of outstanding loan to BCBG Max Azria Group.

         During the first six months of 2008, net cash provided by financing activities was $8.6 million, as compared to net cash used in financing activities of $5.1 million in the first six months of 2007. Net cash provided by financing activities in the first six months of 2008 resulted primarily from $5.9 million of our long-term borrowings and $2.7 million on our short-term bank borrowings.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2008 (in millions):

                                         PAYMENTS DUE BY PERIOD
                       ---------------------------------------------------------
CONTRACTUAL                        Less than    Between     Between      After
OBLIGATIONS              Total      1 year     2-3 years   4-5 years    5 years
---------------------  ---------   ---------   ---------   ---------   ---------
Long-term debt (1) ..  $     9.4   $     9.4   $      --   $      --   $      --
Operating leases ....        6.9         1.3         2.6         1.4         1.6
Minimum royalties ...        7.2         0.9         2.3         3.1         0.9
                       ---------   ---------   ---------   ---------   ---------
Total Contractual
  Cash Obligations ..  $    23.5   $    11.6   $     4.9   $     4.5   $     2.5

(1) Includes interest on long-term debt obligations. Based on outstanding borrowings as of June 30, 2008, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $492,000.

                                         TOTAL      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        AMOUNTS    ---------------------------------------------
COMMERCIAL COMMITMENTS                 COMMITTED   LESS THAN    BETWEEN     BETWEEN      AFTER
AVAILABLE TO US                          TO US      1 YEAR     2-3 YEARS   4-5 YEARS    5 YEARS
------------------------------------   ---------   ---------   ---------   ---------   ---------
Lines of credit ....................   $    80.0   $    80.0   $    --     $    --     $    --
Letters of credit (within
  lines of credit) .................   $    25.0   $    25.0   $    --     $    --     $    --
Total commercial commitments .......   $    80.0   $    80.0   $    --     $    --     $    --

DEBT OBLIGATIONS

         The following table summarizes our debt obligations:

                                                       JUNE 30,     DECEMBER 31,
                                                         2008          2007
                                                      -----------   -----------
Short-term bank borrowings:
Import trade bills payable - DBS Bank and
  Aurora Capital ..................................   $ 4,551,094   $ 4,600,293
Bank direct acceptances - DBS Bank ................     4,722,913     1,222,998
Other Hong Kong credit facilities - DBS Bank ......     3,150,974     3,921,927
                                                      -----------   -----------
                                                      $12,424,981   $ 9,745,218
                                                      ===========   ===========

Long-term obligations:
Equipment financing ...............................   $      --     $     5,338
Debt facility and factoring agreement - GMAC CF ...     8,941,155     2,997,793
                                                      -----------   -----------
                                                        8,941,155     3,003,131
Less current portion ..............................    (8,941,155    (3,003,131)
                                                      -----------   -----------
                                                      $      --     $      --
                                                      ===========   ===========

         DBS BANK CREDIT FACILITY

         In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which interest rate was 6.00% per annum at June 30, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which interest rate was 5.77% per annum at June 30, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2008. We are also required to maintain specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of June 30, 2008, we were in compliance with these covenants. As of June 30, 2008, $10.7 million was outstanding under this facility. In addition, $13.0 million of open letters of credit were outstanding and $1.3 million was available for future borrowings as of June 30, 2008.

         REVOLVING CREDIT FACILITY - GMAC COMMERCIAL FINANCE

         On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 5.5% per annum at June 30, 2008. As of June 30, 2008, we violated our negative covenant not to make cash advance to any single entity for over $500,000. The advance was fully repaid in early July 2008. As of June 30, 2008, we were not in compliance with the negative and EBITDA covenants. However, a waiver and amendment to the existing agreements were obtained on August 11, 2008. A total of $8.9 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2008.

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

         EQUIPMENT LOANS

         We had one equipment loan outstanding at March 31, 2008. The loan bore interest at 4.75% payable in installments through 2008. In May 2008, we paid the remaining balance of this loan. As of June 30, 2008, $0 was outstanding under the loan.

         LETTERS OF CREDIT

         From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2008, $1.7 million was outstanding under this facility and $328,000 of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

RELATED PARTY TRANSACTIONS

         We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we leased office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our

Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $568,000 and $563,000 in rent in the six months ended June 30, 2008 and 2007, respectively, for these office and warehouse facilities. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC ("Seven Licensing") for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $150,000 in rental income from this sublease in the six months ended June 30, 2008 and 2007.

         From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2008 was approximately $1,866,000. At June 30, 2008, the entire balance due from Mr. Guez totaling $1.8 million was reflected as a reduction to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $72,000 and $81,000 for the six months ended June 30, 2008 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $206,000 and $162,000 for the six months ended June 30, 2008 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

         On July 1, 2001, we formed United Apparel Ventures, LLC to jointly market, share certain risks and achieve economies of scale with Azteca Production International, Inc. This entity was created to coordinate the production of apparel for a single customer of our branded business. Azteca is owned by the brothers of Gerard Guez. UAV made purchases from a related party in Mexico, an affiliate of Azteca. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Results of the operation of UAV had been consolidated into our results since July 2001 with the minority partner's share of gain and losses eliminated through the minority interest line in our financial statements until 2004. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended June 30, 2008 and 2007. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period at December 31, 2007. Net amounts due from this related party as of June 30, 2008 and December 31, 2007 were $1.6 million.

         On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2008 and 2007 were $8.1 million and $6.9 million, respectively. Net amounts due from this related party as of June 30, 2008 and December 31, 2007 were $10.1 million and $6.8 million, respectively. Of the $10.1 million, $6.8 million was overdue at June 30, 2008, but was subsequently repaid in full.

         We purchased $2.7 million and $1.6 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the three months ended June 30, 2008 and 2007, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our former employees who resigned in May 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY RISK. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At June 30, 2008, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

         INTEREST RATE RISK. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

         Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of June 30, 2008, we had $1.7 million of fixed-rate borrowings and $19.7 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $197,000 on our variable-rate borrowings.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15 or 15d-15, as of June 30, 2008, the end of the period covered by this report. Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN CONTROLS AND PROCEDURES

         During the second quarter ended June 30, 2008, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the "LLC") and American Rag Cie II ("ARC II") in the action AMERICAN RAG CIE V. PRIVATE BRANDS, INC., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark "American Rag Cie", which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy's Merchandising Group and has sub-licensed to Macy's Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants' actions. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. On April 21, 2008, we filed a demurrer to four of the causes of action in the amended complaint, and are seeking dismissal of the LLC and ARC II's claims for fraud and breach of fiduciary duty, as well as their attempt to force a buy-out. The demurrer was argued on on June 16, 2008 and was sustained by the Court in all respects. The Court granted the LLC and ARC II leave to file a second amended compliant, which they subsequently filed on July 11, 2008. We intend to file a demurrer seeking to dismiss six of the fourteen claims in the second amended compliant. A hearing on the demurrer is scheduled for September 5, 2008. On August 1, 2008, we amended our cross-compliant to name additional defendants. The action is in the early stages of discovery. As we derive a significant amount of revenue from the sale of American Rag Cie branded products, our business, results of operations and financial condition could be materially adversely affected if this dispute is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         Risk factors relating to our business, industry and common stock are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except as set forth below, no material change to such risk factors has occurred during the six months ended June 30, 2008.

THE ACQUISITION PROPOSAL BY GERARD GUEZ AND TODD KAY HAS CREATED A DISTRACTION FOR OUR MANAGEMENT, UNCERTAINTY AND RISK OF LITIGATION THAT MAY ADVERSELY AFFECT OUR BUSINESS.

         On April 25, 2008, we received an unsolicited proposal from Gerard Guez and Todd Kay, our founders, executive officers and directors, to acquire all of the outstanding publicly held shares of our common stock. Our Board of Directors has formed a special committee of the Board to consider the acquisition proposal, and the special committee is in the process of evaluating the proposal and has engaged its own legal counsel and investment bankers to assist in its consideration and evaluation of the proposal. The review and consideration of the acquisition proposal (and any alternate proposals that may be made by other parties) have been, and may continue to be, a significant distraction for our management and employees and may require, the expenditure of significant time and resources by us. The acquisition proposal has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent, and may also create uncertainty for current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us.

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

         The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market. The requirement currently affecting us is maintaining a minimum closing bid price per share of $1.00. On April 2, 2008, the Nasdaq Stock Market Inc. issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance by September 29, 2008, the Nasdaq staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel. We have scheduled a special meeting of shareholders for September 4, 2008 to approve a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. We filed a definitive proxy statement with the Securities and Exchange Commission concerning the special meeting and the proposed reverse stock split.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 28, 2008, we held our 2008 Annual Meeting of Shareholders. At the annual meeting, there were 32,043,763 shares entitled to vote, and 25,328,407 shares (79%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Gerard Guez, Todd Kay, Patrick Chow, Joseph Mizrachi, Mitchell Simbal, Milton Koffman, Stephane Farouze and Simon Mani.

         The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

         1. Proposal to elect four Class I directors and four Class II directors to the Board of Directors.

               DIRECTOR                      FOR                   WITHHELD
         ---------------------            ----------               ---------
         CLASS I DIRECTORS:
              Patrick Chow                21,031,203               4,297,204
              Stephane Farouze            22,237,921               3,090,486
              Milton Koffman              22,286,591               3,041,816
              Mitchell Simbal             22,287,491               3,040,916
         CLASS II DIRECTORS:
              Gerard Guez                 21,023,608               4,304,799
              Todd Kay                    20,995,008               4,333,399
              Simon Mani                  22,287,530               3,040,877
              Joseph Mizrachi             22,287,530               3,040,877

         2. Proposal to ratify the appointment of SingerLewak LLP as the Company's independent public accountants for the year ended December 31, 2008.

             FOR           AGAINST          ABSTAIN        BROKER NON-VOTES
         ----------        -------         ---------       ----------------
         23,050,594         55,507         2,222,306              --


ITEM 6.  EXHIBITS.

         Exhibit
         Number   Description
         -------  --------------------------------------------------------------
         10.15.3  Amendment No. 3 to Loan and Security Agreement, dated November
                  2, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource
                  (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc.

         10.15.4 Amendment No. 4 to Loan and Security Agreement, dated May 12, 2008, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource
                  (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc.

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

                              TARRANT APPAREL GROUP

Date:    August 14, 2008      By: /s/ Patrick Chow
                                  ---------------------------------------------
                                  Patrick Chow,
                                  Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Date:    August 14, 2008      By: /s/ Gerard Guez
                                  ---------------------------------------------
                                  Gerard Guez,
                                  Interim Chief Executive Officer
                                 (Principal Executive Officer)