Form 10-Q
period 2008-09-30
TARRANT APPAREL GROUP
filed 2008-11-12
CIK 944948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

        Number of shares of Common Stock of the Registrant outstanding as of November 7, 2008:  30,543,763.

TARRANT APPAREL GROUP
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

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

PART I-- FINANCIAL INFORMATION

Item 1.     Financial Statements.

TARRANT APPAREL GROUP
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$844,392	$491,416
Marketable securities	94,942	--
Accounts receivable, net of $3.6 million and $2.0 million
allowance for returns, discounts and bad debts at September 30,
2008 and December 31, 2007, respectively	25,011,888	34,622,119
Due from related parties	16,654,221	6,812,951
Inventory	6,101,394	13,140,598
Temporary quota rights	273,571	5,028
Prepaid expenses	1,114,114	1,277,361
Deferred tax assets	257,941	161,818
Total current assets	50,352,463	56,511,291
Property and equipment, net of $7.5 million and $8.3 million accumulated depreciation at September 30, 2008 and December 31,
2007, respectively	1,433,750	1,531,322
Due from related parties net of $1.0 million reserve and $0.8 million adjustment to fair value at September 30, 2008 and
December 31, 2007	1,697,187	1,740,707
Equity method investment	898,977	945,342
Deferred financing cost, net of $336,000 and $226,000 accumulated amortization at September 30, 2008 and December 31, 2007,
respectively	103,883	213,876
Other assets	1,691	101,692
Goodwill, net	4,645,005	9,945,005
Total assets	$59,132,956	$70,989,235
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$10,494,802	$9,745,218
Accounts payable	15,016,649	11,784,534
Accrued expenses	5,690,387	8,627,445
Income taxes	5,258,583	16,525,237
Current portion of long-term obligations and factoring
arrangement	1,350,039	3,003,131
Total current liabilities	37,810,460	49,685,565
Income taxes	5,783,568	--
Total liabilities	43,594,028	49,685,565
Minority interest in PBG7	60,398	60,520
Commitments and contingencies
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized; no shares at
September 30, 2008 and December 31, 2007 issued and outstanding	--	--
Common stock, no par value, 100,000,000 shares authorized;
30,543,763 and 32,043,763 shares at September 30, 2008 and
December 31, 2007, respectively, issued and outstanding	115,757,465	116,672,465
Warrants to purchase common stock	7,314,239	7,314,239
Contributed capital	11,067,904	10,862,902
Accumulated deficit	(116,983,681)	(111,662,856)
Notes receivable from officer/shareholder	(1,677,397)	(1,943,600)
Total shareholders' equity	15,478,530	21,243,150
Total liabilities and shareholders' equity	$59,132,956	$70,989,235

        The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Net sales	$41,079,238	$62,920,140	$134,824,805	$172,239,904
Net sales to related party	14,907,109	7,283,117	22,958,144	14,170,449
Total net sales	55,986,347	70,203,257	157,782,949	186,410,353
Cost of sales	32,995,435	50,596,259	106,424,032	135,641,449
Cost of sales to related party	13,682,850	6,659,261	21,036,552	12,919,890
Total cost of sales	46,678,285	57,255,520	127,460,584	148,561,339
Gross profit	9,308,062	12,947,737	30,322,365	37,849,014
Selling and distribution expenses	2,441,385	3,754,062	8,641,434	10,544,801
General and administrative expenses	6,793,555	6,111,199	20,928,239	18,838,153
Royalty expenses	414,002	421,454	1,227,267	1,212,882
Goodwill impairment charge	--	--	5,300,000	--
Terminated acquisition expenses	--	--	--	2,000,000
Income (loss) from operations	(340,880)	2,661,022	(5,774,575)	5,253,178
Interest expense	(181,653)	(1,282,763)	(657,012)	(3,845,649)
Interest income	34,481	39,462	227,215	127,419
Interest in income (loss) of equity method
investee	(18,419)	15,102	88,635	141,644
Other income	1,010,887	3,866,835	1,517,757	4,019,233
Adjustment to fair value of derivative	--	--	--	195,953
Other expense	(87,282)	(4,954,015)	(153,327)	(4,965,155)
Income (loss) before provision for income
taxes and minority interest	417,134	345,643	(4,751,307)	926,623
Provision (credit) for income taxes	210,501	(1,265,961)	569,641	(491,877)
Minority interest	--	3,043	123	4,491
Net income (loss)	$206,633	$1,614,647	$(5,320,825)	$1,422,991
Net income (loss) per share:
Basic	$0.01	$0.05	$(0.17)	$0.05
Diluted	$0.01	$0.05	$(0.17)	$0.05
Weighted average common and common
equivalent shares:
Basic	30,560,067	30,543,763	31,545,588	30,543,763
Diluted	30,560,067	30,543,763	31,545,588	30,543,875

        The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$(5,320,825)	$1,422,991
Adjustments to reconcile net income (loss) to net cash
provided by
Operating activities:
Deferred taxes	(96,123)	(24,724)
Depreciation and amortization of fixed assets	247,763	310,134
Amortization of deferred financing cost	109,993	1,480,554
Write-off of deferred financing cost and debt discount	--	4,950,616
Adjustment to fair value of derivative	--	(195,953)
Goodwill impairment charge	5,300,000	--
Loss on notes receivable - related parties	--	(3,750,000)
Terminated acquisition expenses	--	2,000,000
Change in the provision for returns and discounts	(221,787)	(55,348)
Change in the provision for bad debts	1,807,347	172,374
Loss on sale of fixed assets	66,065	9,543
Income from equity method investment	(88,635)	(141,644)
Gain on sale of marketable securities	(345,567)	--
Unrealized loss on marketable securities	78,507	--
Minority interest	(123)	(4,491)
Gain on settlement	(915,000)	--
Stock-based compensation	205,002	469,124
Changes in operating assets and liabilities:
Accounts receivable	8,024,670	(548,643)
Due from related parties	(9,797,750)	(4,951,432)
Inventory	7,039,203	6,861,098
Temporary quota rights	(268,543)	(8,830)
Prepaid expenses	163,248	350,224
Other assets	100,000	--
Accounts payable	3,232,115	(3,658,793)
Accrued expenses and income tax payable	(8,420,143)	(603,396)
Net cash provided by operating activities	899,417	4,083,404
Investing activities:
Purchase of marketable securities	(586,469)	--
Proceeds from sale of marketable securities	758,588	--
Purchase of fixed assets	(274,431)	(476,496)
Proceeds from sale of fixed assets	58,176	--
Distribution from equity method investee	135,000	--
Proceeds from notes receivable	--	17,750,000
Due diligence fees in acquisition	--	(699,744)
Refund of deposit on acquisition	--	4,750,000
Collection of advances from shareholders/officers	266,203	132,129
Net cash provided by investing activities	357,067	21,455,889
Financing activities:
Short-term bank borrowings, net	749,584	(1,011,526)
Proceeds from long-term obligations	134,694,043	156,969,797
Repayments of term loan	--	(15,500,000)
Payment of long-term obligations and bank borrowings	(136,347,135)	(165,258,041)
Net cash (used in) financing activities	(903,508)	(24,799,770)
Increase in cash and cash equivalents	352,976	739,523
Cash and cash equivalents at beginning of period	491,416	904,553
Cash and cash equivalents at end of period	$844,392	$1,644,076

          The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Basis of Consolidation

        The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, Mexico, and Luxembourg. At September 30, 2008, we own 75% of PBG7, LLC (“PBG7”). We previously owned 50.1% of United Apparel Ventures, LLC (“UAV”), which was dissolved on February 27, 2007. The dissolution of UAV did not have a material impact on our consolidated financial statements. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

2.     Summary of Significant Accounting Policies

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

        The consolidated financial data at December 31, 2007 is derived from audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

        The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control, are accounted for under the equity method of accounting. The equity method of accounting is used when we have a 20% to 50% interest in other entities, except for variable interest entities for which we are considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these entities. All significant inter-company transactions and balances have been eliminated from the consolidated financial statements.

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the consolidated financial statements include allowance for returns, discounts and bad debts, inventory, notes receivable – related parties reserve, valuation of long-lived and intangible assets and goodwill, accrued expenses, income taxes, stock options valuation, contingencies and litigation. Actual results could differ from those estimates.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Securities

        In January 2008, we invested $586,000 in marketable securities which are classified as trading marketable securities in the consolidated balance sheets at September 30, 2008. During the nine months ended September 30, 2008, we sold some of the investments in marketable securities; proceeds from the sale were $759,000 and the gain of $346,000 was reported in other income in the consolidated statements of operations. As of September 30, 2008, the unrealized loss on investment in marketable securities of $79,000 was recorded in other expense based on the closing price of the marketable securities at September 30, 2008 in the consolidated statements of operations.

        We fair valued the marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair values as the price that would be received to acquire an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

        Our marketable securities at fair value in the accompanying consolidated balance sheets, as of September 30, 2008, were as follows:

	As of September 30, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities	$95,000	—	—	$95,000

Notes Receivable

        In April 2008, we loaned $7.5 million to BCBG Max Azria Group pursuant to the terms of a promissory note, which provided for interest on the outstanding principal at the rate of 1.5% over Prime per annum. As of September 30, 2008, the entire note had been repaid.

License Agreements and Royalty Expenses

        We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of our products. These agreements require us to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See Note 16 of the “Notes to Consolidated Financial Statements” regarding various agreements we have entered into.

        Royalty expense in the nine months ended September 30, 2008 and 2007 were $1.2 million.

Deferred Rent Provision

        When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. Furthermore, this provision also includes $187,000 of tenant improvement allowance, which is also recognized on a straight-line basis from the date the asset was put into place up to the end of the lease term and/or the end of the asset’s useful life, whichever comes first.

        As of September 30, 2008 and December 31, 2007, deferred rent of $381,000 and $260,000, respectively, was recorded under accrued expense in our consolidated financial statements.

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

        SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations in the nine months ended September 30, 2007. At September 30, 2008, we had no open foreign exchange forward contracts.

Accounting for Uncertain Tax Positions

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million. There was no unrecognized tax benefit as of September 30, 2008 and December 31, 2007. As of September 30, 2008, the accrued interest and penalties were $7.5 million and $272,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively. See Note 13 of the “Notes to Consolidated Financial Statements”.

Settlement with Charles Ghailian & CMG Inc

        On July 2, 2008, we entered into a settlement agreement with Charles Ghailian, our former employee and officer, and CMG, Inc., an entity owned by Mr. Ghailian, which provided for settlement and mutual release of certain potential claims relating to Mr. Ghailian’s employment. Pursuant to the agreement, Mr. Ghailian delivered to us 1,500,000 shares of our common stock for cancellation and we agreed to make a cash payment to Mr. Ghailian for certain consulting services to be performed by Mr. Ghailian from July 2, 2008 to October 31, 2008. A gain on settlement on the fair value of the shares of $915,000 was reported in the other income on our consolidated statements of operations.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassification on Financial Statements

        Certain 2008 amounts have been reclassified to conform to the 2007 presentation.

3.     Stock-Based Compensation

        Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the “1995 Plan”), authorized the grant to our officers, employees, directors and consultants of both incentive and non-qualified stock options for shares of our common stock. As of September 30, 2008, there were outstanding options to purchase a total of 777,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the “2006 Plan”), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of September 30, 2008, there were outstanding options to purchase a total of 743,000 shares of common stock, and 2,857,000 shares remained available for issuance pursuant to awards granted under the 2006 Plan. The exercise price of options under the plan must be equal to at least 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

        On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

        We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended September 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

        A summary of our stock option activity and related information for the year ended December 31, 2007 and the nine months ended September 30, 2008 is as follows:

	Employees
	Number of Shares	Exercise Price
Options outstanding at December 31, 2006	7,673,659	$1.39-$45.50
Granted	2,630,000	$1.13-$1.99
Exercised	(1,500,000)	$1.13
Forfeited	(87,450)	$1.63-$18.50
Expired	(502,000)	$1.13-$8.50
Options outstanding at December 31, 2007	8,214,209	$1.39-$45.50
Granted	—	—
Exercised	—	—
Forfeited	(1,290,850)	$1.84-$39.97
Expired	(3,000)	$15.50
Options outstanding at September 30, 2008	6,920,359	$1.39-$45.50

        We had no stock options outstanding to non-employees as of December 31, 2007 and September 30, 2008.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        The following table summarizes information about stock options outstanding, expected to vest and exercisable as of December 31, 2007 and September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2007
Employees - Outstanding	8,214,209	$5.28	5.2	$0
Employees - Expected to vest	8,078,438	$5.34	5.2	$0
Employees - Exercisable	6,748,015	$6.01	4.5	$0
As of September 30, 2008:
Employees - Outstanding	6,920,359	$5.55	4.0	$0
Employees - Expected to vest	6,863,128	$5.58	4.0	$0
Employees - Exercisable	6,536,232	$5.77	3.8	$0

        The following table summarizes our non-vested options as of December 31, 2007 and changes during the nine months ended September 30, 2008:

Non-Vested Options	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2007	1,466,194	$1.28
Granted	—	—
Vested	(442,067)	$1.27
Forfeited	(640,000)	$1.30
Non-vested at September 30, 2008	384,127	$1.24

        The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Expected dividend	n/a	0.0%
Risk free interest rate	n/a	4.49 to 4.67%
Expected volatility	n/a	70%
Expected term (in years)	n/a	5.75 to 6.18

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be 13.1% and 7.7%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate the expected terms using the “safe harbor” provisions provided in SAB No. 110 and the volatility using historical data. We did not grant any options to purchase shares of common stock during the nine months ended September 30, 2008. We granted options to purchase 630,000 shares of common stock in the nine months ended September 30, 2007. The options granted were fair valued in the aggregate at $805,000 and had a weighted-average exercise of $1.92 in the nine months ended September 30, 2007. The stock-based compensation expense related to employees or director stock options recognized for the nine months ended September 30, 2008 was $205,000, of which $153,000 was recorded under general and administrative expenses and $52,000 was recorded under selling and distribution expenses in our consolidated statements of operation. The stock-based compensation expense related to employees or director stock options recognized for the nine months ended September 30, 2007 was $469,000, of which $144,000 was recorded under general and administrative expenses and $325,000 was recorded under selling and distribution expenses in our consolidated statements of operation. Basic and dilutive income per share for the three months ended September 30, 2008 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive income per share for the nine months ended September 30, 2008 was decreased by $0.01 from $(0.16) to $(0.17) by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the three months and nine months ended September 30, 2007 was decreased by $0.01 from $0.06 to $0.05 by the additional stock-based compensation recognized.

        The total intrinsic value of options exercised for the three months and nine months ended September 30, 2008 and 2007 was $0. Cash received from stock options exercised for the three months and nine months ended September 30, 2008 and 2007 was $0. The total fair value of shares vested for the nine months ended September 30, 2008 and 2007 were approximately $561,000 and $388,000, respectively.

        As of September 30, 2008, there was $406,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.7 years.

        When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2008, we had 69.5 million authorized, unissued shares of common stock.

4.     Accounts Receivable

        Accounts receivable consists of the following:

	September 30, 2008	December 31, 2007

U.S. trade accounts receivable	$5,367,425	$4,277,218
Foreign trade accounts receivable	6,710,950	6,809,971
Factored accounts receivable	15,807,213	25,294,525
Other receivables	689,136	217,681
Allowance for returns, discounts and bad debts..	(3,562,836)	(1,977,276)
	$25,011,888	$34,622,119

        On July 16, 2008, we stopped all shipments to Mervyn’s LLC and made a demand under the California Uniform Commercial Code for the return of goods totaling $1.3 million which we had shipped in the previous ten days. We collected $600,000 on our demand under the California Uniform Commercial Code. On July 29, 2008, Mervyn’s filed for bankruptcy protection. On August 8, 2008, we recommenced shipping to Mervyn’s, under a much shorter credit term, goods that were produced for Mervyn’s prior to the bankruptcy action. We have received substantially all payments for all goods shipped to Mervyn's subsequent to August 8, 2008 under the new agreed upon payment arrangement.  As of September 30, 2008, we had outstanding receivables of approximately $2.8 million. We recorded a general allowance for returns and discounts of $0.3 million and an additional allowance for bad debts of $2.0 million as of September 30, 2008 taking into account further receipts of $0.5 million from Mervyn’s subsequent to September 30, 2008.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.     Inventory

        Inventory consists of the following:

	September 30, 2008	December 31, 2007
Raw materials - fabric and trim accessories	$425,818	$558,996
Work in process	--	5,040
Finished goods shipments-in-transit	2,338,443	7,023,981
Finished goods	3,337,133	5,552,581
	$6,101,394	$13,140,598

6.     Notes Receivable – Related Party

        In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. (“Solticio”), and Acabados y Cortes Textiles, S.A. de C.V. (“Acotex”), issued us unsecured promissory notes of $3,910,000 that matured on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured promissory notes were payable in partial or total amounts anytime prior to the maturity of each note. The secured notes were secured by the real and personal property in Mexico that we sold to the purchasers. On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. (“Inmobiliaria”), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the “Sellers”), and Tavex Algodonera, S.A. (“Tavex”). On July 19, 2007, the parties amended the letter agreement. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement. In return for the Tavex’s payment of $17.75 million, we took the following actions pursuant to the terms of the agreement:

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

7.     Equity Method Investment – American Rag

        In 2003, we acquired a 45% equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores for $1.4 million; and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. The guaranteed annual minimum royalty for 2008 is $875,000. At September 30, 2008, the total commitment on royalties remaining on the initial 10-year term was $7.0 million. Private Brands also entered into a multi-year exclusive distribution agreement with Macy’s Merchandising Group, LLC, the sourcing arm of Federated Department Stores, to supply Macy’s Merchandising Group with American Rag Cie, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by Macy’s Merchandising Group exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in select Macy’s locations and is currently available in approximately 600 Macy’s stores nationally. The investment in American Rag Cie, LLC, totaling $899,000 at September 30, 2008, is accounted for under the equity method and included in equity method investment in the accompanying consolidated balance sheets. Income (loss) of the equity method investment is recorded in the United States geographical segment. The change in investment in American Rag during the nine month ended September 30, 2008 is as follows:

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Balance as of December 31, 2007	$945,342
Share of income	88,635
Distribution	(135,000)
Balance as of September 30, 2008	$898,977

        We hold a 45% member interest in American Rag Cie, LLC. The remaining 55% belongs to an unrelated third party who contributed the American Rag trademark and other assets and liabilities relating to two retail stores operating under the name of “American Rag”. Royalty income paid by us to American Rag is classified as its other income and is ancillary to the primary operations.

        We have determined that we are not the primary beneficiary of American Rag under FIN 46. There is no guaranteed return on our investment. We are not involved in its day to day management decisions and it is effectively controlled by its Chief Executive Officer who is also the majority shareholder of the 55% owners. In June 2006, we signed a guarantee of certain liabilities of American Rag Cie to California United Bank to the aggregate amount equal at all times to the lesser of (A) 45% of the aggregate amount of the outstanding liabilities or (B) $675,000, which guarantee was re-affirmed in September 2007. Upon execution of the guarantee, we re-evaluated our investment under the provisions of FIN 46 and concluded that consolidation under FIN 46 is still not appropriate. Our variable interest will not absorb a majority of the VIE’s expected losses. We record its proportionate share of income and losses but are not obligated nor do we intend to absorb losses beyond its 45% investment interest. Additionally, we do not expect to receive a majority of the entity’s expected residual returns, other than their 45% ownership interest. In September 2008, we received notification from California United Bank that we were released from all our obligations under these guarantees and thus we are no longer guaranteeing the liabilities of American Rag Cie to California United Bank.

        We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. See Note 18 of the “Notes to Consolidated Financial Statements”.

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

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     Goodwill and Impairment Charge

        We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” We assess the need for impairment of identifiable intangibles, long-lived assets and goodwill with a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

  a significant underperformance relative to expected historical or projected future operating results;
  a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or
  a significant negative industry or economic trend.

        We utilized the discounted cash flow methodology to estimate fair value.

Impairment of Goodwill

        Goodwill in the accompanying consolidated balance sheets represents the “excess of costs over fair value of net assets acquired in previous business combination”. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.

        On July 29, 2008, Mervyn’s LLC filed for bankruptcy protection, after which sales to Mervyn’s have decreased significantly. Mervyn’s was the most important customer of our FR TCL-Chazzz/MGI division, representing approximately 22% and 42% of sales of this division in the first six months of 2008 and 2007, respectively. As a result of the bankruptcy filing, we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis outlined above, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008.

        The following table displays the change in the gross carrying amount of goodwill by reporting units for the nine months ended September 30, 2008. The reporting units below are one level below the reportable segments included in Note 17, “Operations by Geographic Areas”. The reporting units, the “FR TCL – Chazzz/ MGI” Division and the “Private Brands – American Rag” Division were included within the United States geographical segment of Note 17 of the “Notes to the Consolidated Financial Statements.”

	Reporting Units
	FR TCL - Chazzz/MGI Division	Private Brands - American Rag Division
Balance as of December 31, 2007	$8,582,845	$1,362,160
Impairment charge	(5,300,000)	—
Balance as of September 30, 2008	$3,282,845	$1,362,160

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.    Debt

       Short-term bank borrowings consist of the following:

	September 30, 2008	December 31, 2007
Import trade bills payable - DBS Bank and Aurora Capital	$2,881,326	$4,600,293
Bank direct acceptances - DBS Bank	5,124,776	1,222,998
Other Hong Kong credit facilities - DBS Bank	2,488,700	3,921,927
	$10,494,802	$9,745,218

        Long-term obligations consist of the following:

	September 30, 2008	December 31, 2007
Equipment financing	$—	$5,338
Debt facility and factoring agreement - GMAC CF	1,350,039	2,997,793
	1,350,039	3,003,131
Less current portion	(1,350,039)	(3,003,131)
	$—	$—

Import Trade Bills Payable, Bank Direct Acceptances and Other Hong Kong Credit Facilities

        In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. In November 2008, the maximum amount is temporarily decreased to $22 million. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which interest rate was 6.00% per annum at September 30, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which interest rate was 7.42% per annum at September 30, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2008. We are also required to maintain specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of September 30, 2008 we were in compliance with the covenants. As of September 30, 2008, $10.1 million was outstanding under this facility. In addition, $14.5 million of open letters of credit were outstanding and $0.4 million was available for future borrowings as of September 30, 2008.

        As of September 30, 2008, the total balance outstanding under the DBS Bank credit facilities was $10.1 million (classified above as follows: $2.5 million in import trade bills payable, $5.1 million in bank direct acceptances and $2.5 million in other Hong Kong credit facilities).

        From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of September 30, 2008, $410,000 was outstanding under this facility (classified above under import trade bills payable) and $1.4 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

Equipment Financing

        We had one equipment loan outstanding at March 31, 2008. The loan bore interest at 4.75% payable in installments through 2008. In May 2008, we paid the remaining balance of this loan. As of September 30, 2008, $0 was outstanding under this loan.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Facility and Factoring Agreement - GMAC Commercial Finance

        On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance Credit, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 5.5% per annum at September 30, 2008. As of September 30, 2008, we were not in compliance with the EBITDA covenant and a waiver of the default and amendment to the existing agreements were obtained on November 10, 2008. A total of $1.4 million was outstanding with respect to receivables factored under the GMAC CF facility at September 30, 2008.

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

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

11.   Derivatives and Other Financial Instruments

        We use forward currency contracts to manage volatility associated with foreign currency purchases of materials in the normal course of business. During 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction was undesignated and as such an ineffective hedge. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations in the nine months ended September 30, 2007. At September 30, 2008, we had no open foreign exchange forward contracts.

12.   Recently Issued Accounting Pronouncements

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

13.   Income Taxes

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

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       We and our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

        In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $5.8 million of income tax payable from current payable to long-term as of September 30, 2008.

        There was no unrecognized tax benefit as of September 30, 2008 and December 31, 2007. As of September 30, 2008, the accrued interest and penalties were $7.5 million and $272,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

        In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

14.   Net Income (Loss) Per Share

        Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS Computation:
Numerator	$206,633	$1,614,647	$(5,320,825)	$1,422,991
Denominator:
Weighted average common shares
outstanding	30,560,067	30,543,763	31,545,588	30,543,763
Basic EPS	$0.01	$0.05	$(0.17)	$0.05
Diluted EPS Computation:
Numerator	$206,633	$1,614,647	$(5,320,825)	$1,422,991
Denominator:
Weighted average common share
outstanding	30,560,067	30,543,763	31,545,588	30,543,763
Options	—	—	—	112
Total shares	30,560,067	30,543,763	31,545,588	30,543,875
Diluted EPS	$0.01	$0.05	$(0.17)	$0.05

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        Only 112 shares issuable upon exercise of outstanding options were included in the computation of income per share in the nine months ended September 30, 2007, as the exercise prices of the remaining options and warrants were greater than the average market price for the nine months ended September 30, 2007. All options were excluded from the computation of net income per share in the three months ended September 30, 2007 and 2008 as the exercise prices of the options and warrants were greater than the average market price for the three months ended September 30, 2007 and 2008. All options were excluded from the computation of net loss per share in the nine months ended September 30, 2008 as the impact would be anti-dilutive. The following table presents potentially dilutive securities that were not included in the computation of loss per share:

	As of September 30,
	2008	2007
Options	6,920,359	8,299,347
Warrants	5,931,732	5,931,732
Total	12,852,091	14,231,079

15.   Related Party Transactions

        As of September 30, 2008, related party affiliates were indebted to us in the amounts of $20.0 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2008 was approximately $1,811,000. At September 30, 2008, the entire balance due from Mr. Guez totaling $1.7 million was reflected as a reduction to shareholders’ equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $105,000 and $120,000 for the nine months ended September 30, 2008 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $371,000 and $252,000 for the nine months ended September 30, 2008 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

        Azteca Production International, Inc. (“Azteca”) is a company owned by the brothers of Gerard Guez. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the nine months ended September 30, 2008. We purchased $499,000 of finished goods, fabric and service from Azteca and its affiliates in the nine months ended September 30, 2007. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period at December 31, 2007. Net amounts due from this related party as of September 30, 2008 and December 31, 2007 were $1.6 million.

        On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC (“Seven Licensing”) to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the nine months ended September 30, 2008 and 2007 were $23.0 million and $14.2 million, respectively. Net amounts due from this related party as of September 30, 2008 and December 31, 2007 were $16.6 million and $6.8 million, respectively. Of the $16.6 million, $1.9 million was overdue at September 30, 2008, but was subsequently repaid in full.

        We purchased $6.5 million and $8.3 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the nine months ended September 30, 2008 and 2007, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our former employees who resigned in May 2008.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We paid $852,000 and $847,000 in rent in the nine months ended September 30, 2008 and 2007, respectively, for these office and warehouse facilities. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $225,000 in rental income from this sublease in the nine months ended September 30, 2008 and 2007.

       At September 30, 2008, we had various employee receivables totaling $173,000 included in due from related parties.

16.   Commitments and Contingencies

        In 2003, we acquired a 45% equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We have guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. At September 30, 2008, the total commitment on royalties remaining on the initial 10-year term was $7.0 million. We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. See Note 18 of the “Notes to Consolidated Financial Statements”.

        On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the nine months ended September 30, 2008 and 2007 were $23.0 million and $14.2 million, respectively.

        In April 2008, we received notices from the U.S. Department of Customs and Border Protection advising us of its decision to impose liquidated damages in the amount of approximately $770,000 for customs violations in connection with specified goods imported by us as the importer of record in 2005 from certain vendors in Hong Kong. Although we could challenge the violations in Court, if we were to lose the litigation we could be subject to penalties of over $3 million plus legal fees. As a result, we determined not to challenge the violations further and to pay the liquidated damages. Typically, we would seek indemnification from our vendors for these liquidated damages. However, the two vendors involved in these matters are no longer operating. In connection with these damages, we have recorded a charge for the two vendors and an additional reserve of $78,000 for another vendor in a similar situation. In the second quarter of 2008, we paid $770,000 for customs violations in connection with specified goods imported by us as the importer of record in 2005 from certain vendors in Hong Kong. The remaining $78,000 was still in our accrued expenses on our consolidated balance sheets as of September 30, 2008.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.    Operations by Geographic Areas

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

	United States	Asia	Adjustments and Eliminations	Total
Three Months Ended September 30, 2008
Sales	$40,875,000	$15,111,000	$—	$55,986,000
Inter-company sales	—	19,438,000	(19,438,000)	—
Total revenue	$40,875,000	$34,549,000	$(19,438,000)	$55,986,000
Income (loss) from operations	$(692,000)	$351,000	$—	$(341,000)
Interest income	$34,000	$—	$—	$34,000
Interest expense	$161,000	$21,000	$—	$182,000
Provision for depreciation and amortization	$93,000	$26,000	$—	$119,000
Capital expenditures	$74,000	$12,000	$—	$86,000
Three Months Ended September 30, 2007
Sales	$63,448,000	$6,755,000	$—	$70,203,000
Inter-company sales	—	26,201,000	(26,201,000)	—
Total revenue	$63,448,000	$32,956,000	$(26,201,000)	$70,203,000
Income from operations (1)	$1,797,000	$864,000	$—	$2,661,000
Interest income	$39,000	$—	$—	$39,000
Interest expense	$1,234,000	$49,000	$—	$1,283,000
Provision for depreciation and amortization	$564,000	$39,000	$—	$603,000
Capital expenditures	$135,000	$69,000	$—	$204,000
Nine Months Ended September 30, 2008
Sales	$132,006,000	$25,777,000	$—	$157,783,000
Inter-company sales	—	60,698,000	(60,698,000)	—
Total revenue	$132,006,000	$86,475,000	$(60,698,000)	$157,783,000
Income (loss) from operations	$(6,280,000)	$505,000	$—	$(5,775,000)
Interest income	$227,000	$—	$—	$227,000
Interest expense	$588,000	$69,000	$—	$657,000
Provision for depreciation and amortization	$273,000	$85,000	$—	$358,000
Capital expenditures	$190,000	$84,000	$—	$274,000
Total assets	$33,794,000	$124,440,000	$(99,101,000)	$59,133,000
Nine Months Ended September 30, 2007
Sales	$171,239,000	$15,171,000	$—	$186,410,000
Inter-company sales	—	87,016,000	(87,016,000)	—
Total revenue	$171,239,000	$102,187,000	$(87,016,000)	$186,410,000
Income from operations (2)	$2,017,000	$3,236,000	$—	$5,253,000
Interest income	$126,000	$1,000	$—	$127,000
Interest expense	$3,707,000	$139,000	$—	$3,846,000
Provision for depreciation and amortization	$1,693,000	$98,000	$—	$1,791,000
Capital expenditures	$249,000	$227,000	$—	$476,000
Total assets	$61,438,000	$126,481,000	$(99,838,000)	$88,081,000

(1)	Income from operations in the U.S. included a loss of $1,416,000 recorded in Luxembourg of which $1,400,000 related to an inventory reserve taken on fabric which was sold in the subsequent quarter.
(2)	Income from operations in the U.S. included a loss of 1,418,000 recorded in Luxembourg of which $1,400,000 related to an inventory reserve taken on fabric which was sold in the subsequent quarter.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.     Litigation

American Rag Cie, LLC and American Rag Cie II, Inc.

        On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the “LLC”) and American Rag Cie II (“ARC II”) in the action American Rag CIE v. Private Brands, Inc., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark “American Rag Cie”, which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy’s Merchandising Group and has sub-licensed to Macy’s Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants’ actions. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. On April 21, 2008, we filed a demurrer to four of the causes of action in the amended complaint, and are seeking dismissal of the LLC and ARC II’s claims for fraud and breach of fiduciary duty, as well as their attempt to force a buy-out. The demurrer was argued on June 16, 2008 and was sustained by the Court in all respects. The Court granted the LLC and ARC II leave to file a second amended compliant, which they subsequently filed on July 11, 2008. On August 13, 2008, we filed a demurrer seeking to dismiss six of the fourteen claims in the second amended compliant, which came for hearing on September 12, 2008. At the hearing, the Court overruled the demurrer as to several causes of action while sustaining as to others. Subsequently, on September 26, 2008, the LLC and ARC II filed a Third Amended Complaint that asserted twelve causes of action, of which three were directed at Tarrant Apparel Group and the others were directed against Private Brands and/or certain of our executive officers. The parties have since commenced settlement negotiations. As we derive a significant amount of revenue from the sale of American Rag Cie branded products, our business, results of operations and financial condition could be materially adversely affected if this dispute is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

19.     Subsequent Events

Nasdaq Deficiency Notice

        On October 21, 2008, we received written notification that Nasdaq has suspended its bid price and market value of publicly held shares requirements for continued listing on the exchange through Friday, January 16, 2009. On April 2, 2008, we were initially notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. The hearing, which was scheduled for November 20, 2008, has been cancelled. Nasdaq will not take any action through January 16, 2009 to delist our shares for the bid price deficiency. If we are still deficient in bid price at the close of business on January 16, 2009, Nasdaq will contact us to reschedule a hearing before a Nasdaq Listing Qualifications Panel.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following management’s discussion and analysis should be read together with theConsolidated Financial Statements of Tarrant Apparel Group and the “Notes toConsolidated Financial Statements” included elsewhere in this Form 10-Q. Thisdiscussion summarizes the significant factors affecting the consolidated operatingresults, financial condition and liquidity and cash flows of Tarrant Apparel Group forthe quarterly periods and year to date ended September 30, 2008 and 2007. Except forhistorical information, the matters discussed in this management’s discussion andanalysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning variousfactors that are beyond our control. See “Item 1A. Risk Factors” in Part II of this Form 10-Q.

Business Overview and Recent Developments

        We are a design and sourcing company for private label and private brand casual apparelserving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such asMacy’s Merchandising Group, Chico’s, New York & Co., Mothers Work, Wal-Mart, and the Avenue, as well as wholesalers such as Seven Licensing. Our productsare manufactured in a variety of woven and knit fabrications and include jeans wear,casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts and other tops andjackets. Our private brands include American Rag Cie and American Star.

Private Label

        Private label business has been our core competency for over twenty years, and involves aone-to-one relationship with a large, centrally controlled retailer with whom we candevelop product lines that fit with the characteristics of their particular customer.Private label sales in the first nine months of 2008 were $123.2 million compared to $154.3 million in the first nine months of 2007.

Private Brands

       We launched our private brands initiative in 2003, pursuant to which we acquire ownership ofor license rights to a brand name and sell apparel products under this brand, generallyto a single retail company within a geographic region. Private brands sales in the firstnine months of 2008 were $34.6 million compared to $32.1 million in the first nine monthsof 2007. During the first nine months of 2008, we sold apparel under the following private brands:

  American Rag Cie: Pursuant to our agreement with Macy’s Merchandising Group, which extends through 2014, we exclusively distribute our American Rag Cie brand through Macy’s Merchandising Group’s national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $33.8 million in the first nine months of 2008 compared to $31.6 million in the first nine months of 2007.
  Marisa K: Net sales totaled $1.1 million in the first nine months of 2008 compared to $650,000 in the first nine months of 2007. The sale of this brand was discontinued in the second quarter of 2008.
  American Star: This brand is currently sold to Mothers' Work. Sales in the first nine months of 2008 were insignificant.

        We are currently involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. American Rag Cie, LLC owns the trademark “American Rag Cie”, which has been licensed to us on an exclusive basis throughout the world except for Japan and pursuant to which we sell American Rag Cie branded apparel to Macy’s Merchandising Group and have sub-licensed to Macy’s Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. American Rag Cie LLC has purported to terminate our license rights, and we have filed a counterclaim seeking to a declaratory judgment that the termination was invalid and alleging other causes of action. American Rag Cie, LLC is owned 45% by Tarrant Apparel Group and 55% by American Rag Cie II. For a further description of this action see “Part II — Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. We derive a significant portion of our revenues from the sale of American Rag Cie products pursuant to the license rights. Our business, results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case moves toward trial.

Acquisition Proposal

        On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. In connection with the proposed acquisition, our Board of Directors has formed a special committee of the Board to consider the acquisition proposal. The Special Committee is comprised of Mitchell Simbal and Joseph Mizrachi, who serve as Co-Chairmen of the committee, and Milton Koffman and Simon Mani. The Special Committee continues to evaluate the acquisition proposal in consultation with its own legal counsel and investment bankers.

Bankruptcy of Mervyn’s LLC

        On July 16, 2008, we stopped all shipments to Mervyn’s LLC and made a demand under the California Uniform Commercial Code for the return of goods totaling $1.3 million which we had shipped in the previous ten days. On July 29, 2008, Mervyn’s filed for bankruptcy protection. We collected $600,000 on our demand under the California Uniform Commercial Code. On August 8, 2008, we recommenced shipping to Mervyn’s, under a much shorter credit term, goods that were produced for Mervyn’s prior to the bankruptcy action. We have received substantially all payments for all goods shipped to Mervyn's subsequent to August 8, 2008 under the new agreed upon payment arrangement.  As of September 30, 2008, we had outstanding receivables of approximately $2.8 million. We recorded a general allowance for returns and discounts of $0.3 million and an additional allowance for bad debts of $2.0 million as of September 30, 2008 taking into account further receipts of $0.5 million from Mervyn’s subsequent to September 30, 2008.

        Since Mervyn’s bankruptcy filing, sales to Mervyn’s have decreased significantly. Mervyn’s was the most important customer of our FR TCL-Chazzz/MGI division, representing approximately 22% and 42% of sales of this division in the first six months of 2008 and 2007, respectively. As a result of the bankruptcy filing, we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis required by SFAS 142, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million at June 30, 2008. See Notes 9 of the “Notes to Consolidated Financial Statements.”

Nasdaq Deficiency Notice

        On October 21, 2008, we received written notification that Nasdaq has suspended its bid price and market value of publicly held shares requirements for continued listing on the exchange through Friday, January 16, 2009. On April 2, 2008, we were initially notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. The hearing, which was scheduled for November 20, 2008, has been cancelled. Nasdaq will not take any action through January 16, 2009 to delist our shares for the bid price deficiency. If we are still deficient in bid price at the close of business on January 16, 2009, Nasdaq will contact us to reschedule a hearing before a Nasdaq Listing Qualifications Panel.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to allowance for returns, discounts and bad debts, inventory, notes receivable – related parties reserve, valuation of long-lived and intangible assets and goodwill, accrued expenses, income taxes, stock options valuation, contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

        We believe our financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

        As of September 30, 2008, the balance in the allowance for returns, discounts and bad debts was $3.6 million. It included an additional allowance for bad debts of $2.0 million related to the Mervyn’s receivable. See Notes 9 of the “Notes to Consolidated Financial Statements” regarding bankruptcy filing of Mervyn’s LLC.

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

Valuation of Long-lived and Intangible Assets and Goodwill

       We have adopted Statement of Financial Accounting Standards No. 142, “Goodwill andOther Intangible Assets.” We assess the need for impairment of identifiableintangibles, long-lived assets and goodwill with a fair-value-based test on an annualbasis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Factors considered important that could trigger an impairment review include, but are notlimited to, the following:

  a significant underperformance relative to expected historical or projected future operating results;
  a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or
  a significant negative industry or economic trend.

      We utilized the discounted cash flow methodology to estimate fair value.  As of September 30, 2008, we have a goodwill balance of $4.6 million, and a net property and equipment balance of $1.4 million.

Impairment of Goodwill

        Goodwill in the accompanying consolidated balance sheets represents the “excess of costs over fair value of net assets acquired in previous business combination”. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.

        On July 29, 2008, Mervyn’s LLC filed for bankruptcy protection, after which sales to Mervyn’s have decreased significantly. Mervyn’s was the most important customer of our FR TCL-Chazzz/MGI division, representing approximately 22% and 42% of sales of this division in the first six months of 2008 and 2007, respectively. As a result of the bankruptcy filing, we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis outlined above, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008.

Revenue Recognition

        Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid (or “LDP”) terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

        We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. Generally, the factories pay us for the fabric with offsets against the price of the finished goods.

Stock-Based Compensation

        On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

        We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended September 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). The stock-based compensation expense related to employees or director stock options recognized for the nine months ended September 30, 2008 and 2007 was $205,000 and $469,000, respectively. Basic and dilutive income per share for the three months ended September 30, 2008 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive income per share for the nine months ended September 30, 2008 was decreased by $0.01 from $(0.16) to $(0.17) by the additional stock-based compensation recognized. Basic and dilutive earnings per share for the three months and nine months ended September 30, 2007 was decreased by $0.01 from $0.06 to $0.05 by the additional stock-based compensation recognized.

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

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

        We and our subsidiaries file income tax returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or subject to non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

        In January 2004, the IRS completed its examination of our Federal income tax returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income tax payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income tax return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $5.8 million of income tax payable from current payable to long-term as of September 30, 2008.

        There was no unrecognized tax benefit as of September 30, 2008 and December 31, 2007. As of September 30, 2008, the accrued interest and penalties were $7.5 million and $272,000, respectively. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively.

        In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2003 and Mexico from 2001.

Debt Covenants

        Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 10 of the “Notes to Consolidated Financial Statements.” If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of September 30, 2008, we were not in compliance with the EBITDA covenant and a waiver of the default was obtained on November 10, 2008.

New Accounting Pronouncements

        For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 11 of the “Notes to Consolidated Financial Statements.”

Results of Operations

       The following table sets forth, for the periods indicated, certain items in our consolidatedstatements of operations as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	73.4%	89.6%	85.4%	92.4%
Net sales to related party	26.6	10.4	14.6	7.6
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	58.9	72.1	67.5	72.8
Cost of sales to related party	24.5	9.5	13.3	6.9
Total cost of sales	83.4	81.6	80.8	79.7
Gross profit	16.6	18.4	19.2	20.3
Selling and distribution expenses	4.4	5.3	5.5	5.7
General and administration expenses	12.1	8.7	13.3	10.1
Royalty expenses	0.7	0.6	0.8	0.6
Impairment charge	—	—	3.3	—
Terminated acquisition expenses	—	—	—	1.1
Income (loss) from operations	(0.6)	3.8	(3.7)	2.8
Interest expense	(0.3)	(1.8)	(0.4)	(2.1)
Interest income	0.1	0.1	0.1	0.1
Interest in income (loss) of equity
method investee	(0.0)	0.0	0.1	0.1
Other income	1.8	5.5	1.0	2.2
Adjustment to fair value of derivative	—	—	—	0.1
Other expense	(0.2)	(7.1)	(0.1)	(2.7)
Income (loss) before provision for
income taxes and minority interest	0.8	0.5	(3.0)	0.5
Provision (credit) for income taxes	0.4	(1.8)	0.4	(0.3)
Minority interest	0.0	0.0	0.0	0.0
Net income (loss)	0.4%	2.3%	(3.4)%	0.8%

Third Quarter 2008 Compared to Third Quarter 2007

        Total net sales decreased by $14.2 million, or 20.3%, to $56.0 million in third quarter of 2008 from $70.2 million in the third quarter of 2007. Sales of private label in the third quarter of 2008 were $45.8 million compared to $58.2 million in the same period of 2007, with the decrease in the third quarter of 2008 resulting primarily from reduced demand by our customers due to a poor retail environment. The decrease of sales of private label in the third quarter of 2008 was partially offset by a $7.6 million increase in sales to a related party. Sales of private brands in the third quarter of 2008 were $10.2 million compared to $12.0 million in the same period of 2007, with the decrease resulting primarily from lower sales to Macy’s Merchandising Group.

        Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $3.6 million, or 28.1%, to $9.3 million in the third quarter of 2008 from $12.9 million in the third quarter of 2007. The decrease in gross profit was primarily due to a decrease in the total sales. As a percentage of total net sales, gross profit decreased from 18.4% in the third quarter of 2007 to 16.6% in the third quarter of 2008 due to a higher proportion of lower margin sales.

        Selling and distribution expenses decreased by $1.3 million, or 35.0%, to $2.4 million in the third quarter of 2008 from $3.8 million in the third quarter of 2007 due to reduction in staff cost. As a percentage of total net sales, these expenses decreased to 4.4% in the third quarter of 2008 from 5.3% in the third quarter of 2007.

        General and administrative expenses increased by $682,000, or 11.2%, to $6.8 million in the third quarter of 2008 from $6.1 million in the third quarter of 2007. As a percentage of total net sales, these expenses increased to 12.1% in the third quarter of 2008 from 8.7% in the third quarter of 2007. The increase in general and administrative expenses in the third quarter of 2008 was due primarily to an additional allowance for bad debts of $0.5 million related to Mervyn’s receivable. See Note 4 of the “Notes to Consolidated Financial Statements”. Also included in this category was a special compensation and legal expense of $314,000 paid to the members of the Special Committee of the Board of Directors for reviewing the going-private transaction proposed by Gerard Guez and Todd Kay.

        Royalty expenses decreased by $7,000, or 1.8%, to $414,000 in the third quarter of 2008 from $421,000 in the third quarter of 2007. As a percentage of total net sales, these expenses increased to 0.7% in the third quarter of 2008 from 0.6% in the third quarter of 2007.

        Loss from operations in the third quarter of 2008 was $341,000, or (0.6)% of total net sales, compared to income from operations of $2.7 million, or 3.8% of total net sales, in the comparable period of 2007, because of the factors discussed above.

        Interest expense decreased by $1.1 million, or 85.8%, to $182,000 in the third quarter of 2008 from $1.3 million in the third quarter of 2007. As a percentage of total net sales, this expense decreased to 0.3% in the third quarter of 2008 from 1.8% in the third quarter of 2007. The decrease was primarily due to decreased borrowings and interest rates under our credit facilities and the repayment of our term loan facility in September 2007.

        Interest income decreased by $5,000 or 12.6%, to $34,000 in the third quarter of 2008 from $39,000 in the third quarter of 2007. Other income was $1.0 million in the third quarter of 2008, compared to $3.9 million in the third quarter of 2007. Other income in the third quarter of 2008 included a gain on settlement of $915,000. Other income in the third quarter of 2007 included a gain of $3.8 million on the sale of certain Mexico assets. See Note 6 of the “Notes to Consolidated Financial Statements”. Other expense was $87,000 in the third quarter of 2008, compared to $5.0 million in the third quarter of 2007. Other expense in the third quarter of 2007 included $5.0 million of expenses of financing and related costs and the remaining value of the warrants to credit facility and placement agent upon repaying our term loan in full. See Note 10 of the “Notes to Consolidated Financial Statements”.

        Interest in income (loss) of equity method investee represents our 45% share of equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores. Interest in income of equity method investee decreased by $34,000 or 222.0%, from $15,000 in the third quarter of 2007 to $(18,000) in the third quarter of 2008.

        Income before provision for income taxes and minority interest was $417,000 in the third quarter of 2008, compared to income before provision for income taxes and minority interest of $346,000 in the third quarter of 2007, representing 0.8% and 0.5% of total net sales, respectively.

        Provision for income taxes was $211,000 in the third quarter of 2008 compared to credit for income taxes of $1.3 million in the third quarter of 2007, representing 0.4% and (1.8)% of total net sales, respectively.

        Losses allocated to minority interests in the third quarter of 2008 were $0 compared to $3,000 in the third quarter of 2007, representing the minority partner’s share of losses in PBG7.

First Nine Months of 2008 Compared to First Nine Months of 2007

        Total net sales decreased by $28.6 million, or 15.4%, to $157.8 million in the first nine months of 2008 from $186.4 million in the first nine months of 2007. Sales of private label in the first nine months of 2008 were $123.2 million compared to $154.3 million in the same period of 2007, with the decrease in the first nine months of 2008 resulting primarily from reduced demand by our customers due to a poor retail environment. The decrease of sales of private label in the first nine months of 2008 was partially offset by a $8.8 million increase in sales to a related party. Sales of private brands in the first nine months of 2008 were $34.6 million compared to $32.1 million in the same period of 2007 with the increase resulting primarily from increased sales to Macy’s Merchandising Group.

        Gross profit decreased by $7.5 million or 19.9%, to $30.3 million in the first nine months of 2008 from $37.8 million in the first nine months of 2007. The decrease in gross profit occurred primarily because of a decrease in the total amount of sales. As a percentage of total net sales, gross profit decreased from 20.3% in the first nine months of 2007 to 19.2% in the first nine months of 2008 due to a higher proportion of lower margin sales.

        Selling and distribution expenses decreased by $1.9 million, or 18.1%, to $8.6 million in the first nine months of 2008 from $10.5 million in the first nine months of 2007. As a percentage of total net sales, these expenses decreased from 5.7% for the first nine months of 2007 to 5.5% for the first nine months of 2008. The decrease in selling and distribution expenses was primarily due to reduction in staff cost.

        General and administrative expenses increased by $2.1 million, or 11.1%, to $20.9 million in the first nine months of 2008 from $18.8 million in the first nine months of 2007. As a percentage of total net sales, these expenses increased to 13.3% in the first nine months of 2008 from 10.1% in the first nine months of 2007. Included in general and administrative expenses in the nine months of 2008 was a charge of $848,000 resulting from liquidated damages imposed by U.S. Customs on two of our overseas vendors and an additional allowance for bad debts of $2.0 million related to Mervyn’s receivable. Also included in this category was a special compensation and legal expense of $674,000 paid to the members of the Special Committee of the Board of Directors for reviewing the going-private transaction proposed by Gerard Guez and Todd Kay.

        Royalty and marketing allowance expenses increased by $14,000, or 1.2%, to $1.22 million in the first nine months of 2008 from $1.21 million in the first nine months of 2007. As a percentage of total net sales, these expenses increased to 0.8% in the first nine months of 2008 from 0.6% in the first nine months of 2007.

        An impairment charge of goodwill pertaining to our Chazzz division of $5.3 million was recorded in the first nine months of 2008 as a result of the bankruptcy filing of Mervyn’s LLC and the rapidly declining business of another retail customer. Both retailers had been major customers of the division. As a percentage of total net sales, the charge was 3.3% in the first nine months of 2008, compared to no such charge in the first nine months of 2007.

        Terminated acquisition expenses in the first nine months of 2007 were $2.0 million, or 1.1% of total net sales, compared to no such expense in the first nine months of 2008. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other expenses including due diligence and legal fees incurred in connection with our proposed acquisition of The Buffalo Group. The proposed transaction was mutually terminated on April 19, 2007.

        Loss from operations for the first nine months of 2008 was $5.8 million, or (3.7)% of total net sales, compared to income from operations of $5.3 million, or 2.8% of total net sales, in the comparable prior period of 2007 as a result of the factors discussed above.

        Interest expense decreased by $3.2 million or 82.9%, to $657,000 in the first nine months of 2008 from $3.8 million in the first nine months of 2007. As a percentage of total net sales, interest expense decreased to 0.4% in the first nine months of 2008 from 2.1% in the first nine months of 2007. The decrease was primarily due to decreased borrowings and interest rates under our credit facilities and the repayment of our term loan facility in September 2007.

        Interest income increased by $100,000, or 78.3%, to $227,000 in the first nine months of 2008 from $127,000 in the first nine months of 2007. Other income was $1.5 million in the first nine months of 2008, compared to $4.0 million in the first nine months of 2007. Other income in the first nine months of 2008 included a gain on settlement of $915,000 and a gain from sale of marketable securities of $346,000. Other income in the first nine months of 2007 included a gain of $3.8 million on notes receivable – related parties. See Note 6 of the “Notes to Consolidated Financial Statements”. Adjustment to fair value of derivative was $196,000 in the first nine months of 2007, compared to no such adjustment in the first nine months of 2008. Other expense was $153,000 in the first nine months of 2008, compared to $5.0 million in the first nine months of 2007. Other expense in the first nine months of 2007 included $5.0 million of expenses of financing and related costs and the remaining value of the warrants to credit facility and placement agent upon repaying our term loan in full. See Note 10 of the “Notes to Consolidated Financial Statements”.

        Interest in income of equity method investee was decreased by $53,000 or 37.4% from $142,000 in the first nine months of 2007 to $89,000 in the first nine months of 2008.

        Loss before provision for income taxes and minority interest was $4.8 million in the first nine months of 2008, compared to income before provision for income taxes and minority interest of $927,000 in the first nine months of 2007, representing (3.0)% and 0.5% of total net sales, respectively.

        Provision for income taxes was $570,000 in the first nine months of 2008 compared to credit for income taxes of $492,000 in the first nine months of 2007, representing 0.4% and (0.3)% of total net sales, respectively.

        Loss allocated to minority interest in the nine months of 2008 was $0 compared to $4,000 in the first nine months of 2007, representing the minority partner’s share of losses in PBG7.

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
  decreases in market prices for our products;
  increases in costs of raw materials;
  loss of rights to the American Rag Cie trademark if litigation in which we are involved is resolved in a manner unfavorable to us; and
  changes in our working capital requirements.

        Principal factors that could affect our ability to obtain cash from external sources include:

  financial covenants contained in our current or future bank and debt facilities; and
  volatility in the market price of our common stock or in the stock markets in general.

        We significantly strengthened our balance sheet and improved our liquidity over the last 18 months. The sale of all our Mexico assets for cash in 2007 enabled us to repay our most expensive loans and as a result our financing costs have since substantially decreased. The IRS settlement and installment repayment plan has removed a significant uncertainty in our financial condition which we have operated under for the past several years.

        As of September 30, 2008, we had $844,000 in cash and cash equivalents as noted on our consolidated balance sheets and statement of cash flows. This represented an increase of $353,000 or 71.8% compared to a total of $491,000 as of December 31, 2007.

        Cash flows for the nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

Cash Flows:	2008	2007
Net cash provided by operating activities	$899	$4,083
Net cash provided by investing activities	$357	$21,456
Net cash used in financing activities	$904	$24,800

        During the first nine months of 2008, net cash provided by operating activities was $899,000, as compared to net cash provided by operating activities of $4.1 million for the same period in 2007. Net cash provided by operating activities in the first nine months of 2008 resulted primarily from a net loss of $5.3 million offset by an impairment charge of goodwill pertaining to the Chazzz division of $5.3 million and a decrease of accrued expenses of $2.9 million and income tax payable of $5.5 million due to payments of $5.5 million to the IRS. The above were partially offset by a decrease in inventory of $7.0 million.

        During the first nine months of 2008, net cash provided by investing activities was $357,000, as compared to net cash provided by investing activities of $21.5 million in the first nine months of 2007. Net cash provided by investing activities in the first nine months 2008 resulted primarily from the proceeds of sale of marketable securities of $759,000.

        During the first nine months of 2008, net cash used in financing activities was $904,000, as compared to net cash used in financing activities of $24.8 million in the first nine months of 2007. Net cash used in financing activities in the first nine months of 2008 resulted primarily from payment of our long-term borrowings of $1.7 million and partially offset from on our short-term bank borrowings of 750,000.

Contractual Obligations and Commercial Commitments

        Following is a summary of our contractual obligations and commercial commitments available to us as of September 30, 2008 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt (1)	$1.4	$1.4	$--	$--	$--
Operating leases	6.5	1.3	2.5	1.4	1.3
Minimum royalties	7.0	1.0	2.4	3.2	0.4
Total Contractual Cash Obligations	$14.9	$3.7	$4.9	$4.6	$1.7

(1)	Includes interest on long-term debt obligations. Based on outstanding borrowings as of September 30, 2008, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $74,000.

		Amount of Commitment Expiration per Period
Commercial Commitments Available to Us	Total Amounts Commited to us	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of credit	$80.0	$80.0	$—	$—	$—
Letters of credit (within lines of
credit)	$25.0	$25.0	$—	$—	$—
Total commercial commitments	$80.0	$80.0	$—	$—	$—

Debt Obligations

       The following table summarizes our debt obligations:

	September 30, 2008	December 31, 2007
Short-term bank borrowings:
Import trade bills payable - DBS Bank and Aurora Capital	$2,881,326	$4,600,293
Bank direct acceptances - DBS Bank	5,124,776	1,222,998
Other Hong Kong credit facilities - DBS Bank	2,488,700	3,921,927
	$10,494,802	$9,745,218
Long-term obligations:
Equipment financing	$—	$5,338
Debt facility and factoring agreement - GMAC CF	1,350,039	2,997,793
	1,350,039	3,003,131
Less current portion	(1,350,039)	(3,003,131)
	$—	$—

        DBS Bank Credit Facility

        In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited (“DBS”), which replaced our prior letter of credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries may borrow under this facility at any time is US $25 million. In November 2008, the maximum amount is temporarily decreased to $22 million. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which interest rate was 6.00% per annum at September 30, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which interest rate was 7.42% per annum at September 30, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2008. We are also required to maintain specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of September 30, 2008, we were in compliance with these covenants. As of September 30, 2008, $10.1 million was outstanding under this facility. In addition, $14.5 million of open letters of credit were outstanding and $0.4 million was available for future borrowings as of September 30, 2008.

        Revolving Credit Facility – GMAC Commercial Finance

        On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance Credit, LLC (“GMAC CF”) by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. UPS Capital Corporation is also a lender under the Loan and Security Agreement. This is a revolving credit facility and has a term of 3 years. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $55 million, and includes a letter of credit facility of up to $4 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the “prime rate” plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 5.5% per annum at September 30, 2008. As of September 30, 2008, we were not in compliance with EBITDA covenant and a waiver of the default and amendment to the existing agreements were obtained on November 10, 2008. A total of $1.4 million was outstanding with respect to receivables factored under the GMAC CF facility at September 30, 2008.

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

        Equipment Loans

        We had one equipment loan outstanding at March 31, 2008. The loan bore interest at 4.75% payable in installments through 2008. In May 2008, we paid the remaining balance of this loan. As of September 30, 2008, $0 was outstanding under the loan.

        Letters of Credit

        From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of September 30, 2008, $410,000 was outstanding under this facility and $1.4 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

Related Party Transactions

        We lease our executive offices and warehouse in Los Angeles, California from GET. Additionally, we leased office space and warehouse in Hong Kong from Lynx International Limited. GET and Lynx International Limited are each owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. We believe, at the time the leases were entered into, the rents on these properties were comparable to then prevailing market rents. We paid $852,000 and $847,000 in rent in the nine months ended September 30, 2008 and 2007, respectively, for these office and warehouse facilities. Our lease for the Los Angeles offices and warehouse has a term of five years expiring in 2011, with an option to renew for an additional five year term. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing Company, LLC (“Seven Licensing”) for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $225,000 in rental income from this sublease in the nine months ended September 30, 2008 and 2007.

        From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the third quarter of 2008 was approximately $1,811,000. At September 30, 2008, the entire balance due from Mr. Guez totaling $1.7 million was reflected as a reduction to shareholders’ equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $105,000 and $120,000 for the nine months ended September 30, 2008 and 2007, respectively. Mr. Guez paid expenses on our behalf of approximately $371,000 and $252,000 for the nine months ended September 30, 2008 and 2007, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

        Azteca Production International, Inc. is owned by the brothers of Gerard Guez. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the nine months ended September 30, 2008. We purchased $499,000 of finished goods, fabric and service from Azteca and its affiliates in the nine months ended September 30, 2007. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period at December 31, 2007. Net amounts due from this related party as of September 30, 2008 and December 31, 2007 were $1.6 million.

        On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the nine months ended September 30, 2008 and 2007 were $23.0 million and $14.2 million, respectively. Net amounts due from this related party as of September 30, 2008 and December 31, 2007 were $16.6 million and $6.8 million, respectively. Of the $16.6 million, $1.9 million was overdue at September 30, 2008, but was subsequently repaid in full.

        We purchased $6.5 million and $8.3 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the nine months ended September 30, 2008 and 2007, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our former employees who resigned in May 2008.

        On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. In connection with the proposed acquisition, our Board of Directors has formed a special committee of the Board to consider the acquisition proposal. The Special Committee is comprised of Mitchell Simbal and Joseph Mizrachi, who serve as Co-Chairmen of the committee, and Milton Koffman and Simon Mani. The Special Committee continues to evaluate the acquisition proposal in consultation with its own legal counsel and investment bankers.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

        Foreign Currency Risk. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At September 30, 2008, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

        Interest Rate Risk. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

        Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of September 30, 2008, we had $410,000 of fixed-rate borrowings and $11.4 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $114,000 on our variable-rate borrowings.

Item 4.     Controls and Procedures.

Evaluation of Controls and Procedures

        Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15 or 15d-15, as of September 30, 2008, the end of the period covered by this report. Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Controls and Procedures

        During the third quarter ended September 30, 2008, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

        On February 1, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., filed and served a cross-complaint against American Rag Cie, LLC (the “LLC”) and American Rag Cie II (“ARC II”) in the action American Rag CIE v. Private Brands, Inc., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428. The original action had been filed on January 28, 2008 against Private Brands by the LLC. The LLC owns the trademark “American Rag Cie”, which mark has been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy’s Merchandising Group and has sub-licensed to Macy’s Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The LLC is owned 55% by ARC II and 45% by Tarrant Apparel Group. In the original complaint the LLC seeks a declaratory judgment that we have breached the license agreement and that the license agreement has been properly terminated. Our cross-complaint counters this claim, and seeks a declaration that the license agreement is valid and continues to be in effect. Additionally, the cross-complaint seeks relief on a number of causes of action, including breach of the license agreement, a declaration by the Court imposing a reasonable term into the agreement for sublicensing royalties, dissolution of LLC, damages for breach of fiduciary duty, and an accounting of the monies diverted by defendants’ actions. On March 3, 2008, we dismissed, without prejudice, our claim for dissolution of LLC after being notified that ARC II had elected to buy out our share in the LLC, a permitted defense to an action for dissolution. On March 19, 2008, the LLC and ARC II filed an amended complaint, in which they expanded their claims against us to include claims for breach of contract, fraud, and breach of fiduciary duty, and seeking further declaratory relief and compensatory and punitive damages. On April 21, 2008, we filed a demurrer to four of the causes of action in the amended complaint, and are seeking dismissal of the LLC and ARC II’s claims for fraud and breach of fiduciary duty, as well as their attempt to force a buy-out. The demurrer was argued on June 16, 2008 and was sustained by the Court in all respects. The Court granted the LLC and ARC II leave to file a second amended compliant, which they subsequently filed on July 11, 2008. On August 13, 2008, we filed a demurrer seeking to dismiss six of the fourteen claims in the second amended compliant, which came for hearing on September 12, 2008. At the hearing, the Court overruled the demurrer as to several causes of action while sustaining as to others. Subsequently, on September 26, 2008, the LLC and ARC II filed a Third Amended Complaint that asserted twelve causes of action, of which three were directed at Tarrant Apparel Group and the others were directed against Private Brands and/or certain of our executive officers. The parties have since commenced settlement negotiations. As we derive a significant amount of revenue from the sale of American Rag Cie branded products, our business, results of operations and financial condition could be materially adversely affected if this dispute is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

        Risk factors relating to our business, industry and common stock are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except as set forth below, no material change to such risk factors has occurred during the nine months ended September 30, 2008.

The acquisition proposal by Gerard Guez and Todd Kay has created a distraction for our management, uncertainty and risk of litigation that may adversely affect our business.

        On April 25, 2008, we received an unsolicited proposal from Gerard Guez and Todd Kay, our founders, executive officers and directors, to acquire all of the outstanding publicly held shares of our common stock. Our Board of Directors has formed a special committee of the Board to consider the acquisition proposal, and the special committee continues to evaluate the acquisition proposal in consultation with its own legal counsel and investment bankers. The review and consideration of the acquisition proposal (and any alternate proposals that may be made by other parties) have been, and may continue to be, a significant distraction for our management and employees and may require, the expenditure of significant time and resources by us. The acquisition proposal has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent, and may also create uncertainty for current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us.

        In the past, securities class action litigation has often been brought against a company involved in management buy-outs and going-private transactions. This risk is especially acute for us because we have experienced declines in the market price of our shares and greater than average stock price volatility in recent months. This litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. We have obligations under certain circumstances to hold harmless and indemnify each of the members of our Board of Directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under California law and our bylaws and certificate of incorporation. An unfavorable outcome in any future lawsuits could result in substantial costs to us. These consequences, alone or in combination, may harm our business.

The acquisition proposal by Mr. Guez and Mr. Kay has created uncertainty and may result in increased volatility in the market price of our common stock.

        The special committee of our Board of Directors continues to evaluate the acquisition proposal submitted by Mr. Guez and Mr. Kay, but has made no determination on whether to accept the proposal. Even if the proposal is accepted by the special committee, any potential transaction would be subject to conditions to closing, including approval of our shareholders. Therefore, an acquisition may not be completed at all or may not be completed in a timely manner. This uncertainty could result in speculation and increased volatility in the market for our shares. If the acquisition proposal is not accepted by the special committee or any acquisition does not occur for any other reason, the market price of our common stock may decline. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the proposed acquisition that will not be recovered whether or not a transaction occurs.

We may not be able to maintain our listing on the Nasdaq Global Market and if we fail to do so, the price and liquidity of our common stock may decline.

        The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market. The requirement currently affecting us is maintaining a minimum closing bid price per share of $1.00. On April 2, 2008, the Nasdaq Stock Market Inc. issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’ approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. On October 21, 2008, we received notification that Nasdaq has suspended its bid price and market value of publicly held shares requirements for continued listing through January 16, 2008. The hearing, which was scheduled for November 20, 2008, has been cancelled. Nasdaq will not take any action through January 16, 2009 to delist our shares for the bid price deficiency. If we are still deficient in bid price at the close of business on January 16, 2009, Nasdaq will contact us to reschedule a hearing before a Nasdaq Listing Qualifications Panel.

        If Nasdaq reschedules our appeal hearing after the rule suspension expires in January 2009, we intend to request an additional period of time, if necessary, so that we can determine whether the proposed going-private transaction will be completed before having to implement the reverse stock split. If it is determined that the going private transaction will not be completed, we intend to implement the reverse stock split as soon as possible in order to maintain listing on the Nasdaq Global Market. There is no assurance that the Nasdaq Panel will accept our appeal. Further, there can be no assurance that if the reverse stock split is implemented the price per share of our common stock after the reverse stock split will increase in an amount proportionate to the decrease in the number of issued and outstanding shares, or will increase at all, or that the market price of the common stock immediately after the reverse stock split will be maintained for any period of time.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

        On September 4, 2008, we held a Special Meeting of Shareholders. At the meeting, there were 30,543,763 shares entitled to vote, and 25,059,856 shares (82%) were represented at the meeting in person or by proxy.

        The following summarizes vote results for the matter submitted to our shareholders for action at the meeting:

        1.        Proposal to approve an amendment to our Articles of Incoporation to effect a reverse stock split of our outstanding common stock at a ratio within a range of 1-for-1.5 to 1-for-4.

For	Against	Abstain
21,744,085	3,313,771	2,000

Item 6.     Exhibits.

Exhibit Number	Description
10.15.5	Waiver and Amendment No. 5 to Agreements, dated August 11, 2008, by and among GMAC
Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion
Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2008	TARRANT APPAREL GROUP By: /s/ Patrick Chow Patrick Chow, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 12, 2008	By: /s/ Gerard Guez Gerard Guez, Interim Chief Executive Officer (Principal Executive Officer)