Form 10-K
period 2008-12-31
TARRANT APPAREL GROUP
filed 2009-03-19
CIK 944948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-26006

TARRANT APPAREL GROUP

(Exact name of registrant as specified in its charter)

California	95-4181026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

801 South Figueroa Street, Suite 2500

Los Angeles, California 90017

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (323) 780-8250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2008 was $11,070,229, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the Registrant outstanding as of March 13, 2009: 30,543,763.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TARRANT APPAREL GROUP

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2008 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Those statements include statements regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, our ability to face stiff competition, profitably manage a sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the ability to manage growth, weather-related delays, dependence on key personnel, the successful resolution of pending litigation, general economic conditions, global manufacturing costs and restrictions, and other risks and uncertainties that may be detailed herein. See “Item 1A. Risk Factors.”

Item 1.	BUSINESS

Overview

Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy’s Merchandising Group, Chico’s, New York & Co., Mothers Work, the Avenue, Wal-Mart, Mark’s Work, and Lane Bryant as well as wholesalers such as Seven Licensing Company. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, shirts and other tops and jackets.

In 2006 and 2007, our total net sales were $232 million and $244 million, respectively. In 2008, our net sales decreased by 20% to $195 million, as compared to the prior year. In 2006, we experienced a net loss of $22.2 million, which included a non-cash charge of $27.1 million of a loss on notes receivable—related parties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2007, our net income was $1.7 million. In 2008, we experienced net loss of $11.1 million, which included $6.7 million of non-cash goodwill impairment charges.

We launched our private brands initiative in 2003, and have since acquired ownership of or license rights to a number of brand names and sold apparel products under the brand, generally to a single retail company within a geographic region. We sell apparel products under the American Rag Cie brand in Macy’s and related stores. We have also sold products under the Marissa K brand, but discontinued this brand the second quarter of 2008.

Business Strategy

We believe that the following trends are currently affecting apparel retailing and manufacturing:

•

Consolidation among apparel retailers has increased their ability to demand value-added services from apparel manufacturers, including fashion expertise, rapid response, just-in-time delivery, Electronic Data Interchange and favorable pricing.

•

Increased competition among retailers due to consolidation has resulted in an increased demand for private brand apparel, which generally offers retailers higher margins and permits them to differentiate their products.

•	The current fashion cycle requires more design and product development, in addition to quickly responding to emerging trends. Apparel manufacturers that offer these capabilities are in demand.

•

The current economic downturn is accelerating the consolidation among retailers, apparel manufacturers and wholesalers, and has resulted in a decreased number of retailers as several large retailers have closed locations.

We believe that we have the capabilities to take advantage of these trends and remain a principal value-added supplier of casual, moderately priced apparel as well as increase our share of the higher retail, “branded” segment that the major retailers are pursuing.

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

Marketing Expertise. We have the understanding and resources to develop strong “brand-like” product marketing to support the need to extend traditional store brands into product presentations that have more value to the consumer in terms of product design and imaging.

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

Product Diversification. Our experience in designing and delivering complete apparel collections for some of our customers has improved our overall ability to deliver product classifications beyond our core casual bottoms offerings, which has further diversified the merchandise we offer to other customers.

Private Brands. With a private brand relationship, we own or control the brand and thus build equity in the brand as the product gains acceptance by consumers. In a private label relationship, we source products for our customers who own and control the brand and thus benefit from any increase in value of the brand.

We believe that forming strong alliances with premier retailers allows us greater penetration of apparel categories in addition to our core casual bottoms business. In addition to the increased breadth of classifications, we have improved our ability to compete for private label business based on expertise gained from our private brand development. We receive higher margins for our products when we also provide our customers with design and marketing assistance.

Products

Women’s jeans historically have been, and continue to be, our principal product. Our products also include moderately priced women’s apparel in casual, non-denim fabrications such as twill and other cotton and cotton blends, in woven tops and bottoms. Our women’s apparel products currently include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, blouses, shirts, other tops and jackets. These products are manufactured in petite, standard and large sizes and are sold at a variety of wholesale prices generally ranging from less than $5 to over $30 per garment. We have produced men’s apparel in varying significance for the last several years.

Over the past three years, approximately 57% of total net sales were derived from the sales of pants and jeans, approximately 7% from the sale of shorts, approximately 15% from the sale of shirts, blouses and tops and approximately 4% from the sale of skirts and skort-alls. The balance of net sales consisted of sales of dresses, jackets and other products.

Customers

We generally market our products to high-volume retailers and wholesalers that we believe can grow into major accounts. By limiting our customer base to a select group of larger accounts, we seek to build stronger long-term relationships and leverage our operating costs against large bulk orders. Although we continue to diversify our customer base, the majority of sales growth is most predictable from existing customers.

The following table shows the percentage of our net sales in fiscal year 2008 attributable to each customer that accounted for more than 10% of net sales.

Percentage of Total Net Sales
Customer	2008
Macy’s Merchandising Group	27.4
Seven Licensing Company (related party)	15.7
Chico’s	12.8

We currently serve over 10 major customers, which in addition to those identified above, include, New York & Co., Mothers Work, Mark’s Work, the Avenue, and Wal-Mart. In 2006, 2007 and 2008, net sales of private brands represented approximately 22%, 18% and 25%, respectively, of our total net sales. We launched our private brands initiative in 2003, in which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. We currently sell products in our brands “American Rag Cie” exclusively to Macy’s Merchandising Group. We sold products in our licensed brand “Alain Weiz” to Dillard’s during 2004 to 2006, but discontinued the license of this brand in 2007. In the past, we have sold products under other brands, such as Jessica Simpson.

We do not have long-term contracts with any of our customers except for Macy’s Merchandising Group for American Rag Cie and, therefore, there can be no assurance that other customers will continue to place orders with us of the same magnitude as it has in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. We are presently in such a recessionary period, and have experienced a substantial decline in customer orders commencing in mid-2008. The declines have had a significant negative impact on our sales and results of operations, and we expect this trend to continue for at least nine months to a year. To the extent these financial difficulties occur for longer periods or reoccur in the future, our financial condition and results of operations may be materially and adversely affected. See “Item 1A. Risk Factors.”

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

Each team is responsible for all aspects of its customer’s needs, including designing products, developing product samples and test items, obtaining orders, coordinating fabric choices and procurement, monitoring production and delivering finished products. The team seeks to identify prevailing fashion trends that meet its customer’s retail strategies and design garments incorporating those trends. The team also works with the buyers of its customer to revise designs as necessary to better reflect the style and image that the customer desires to project to consumers. During the production process, the team is responsible for informing the customer about the progress of the order, including any difficulties that might affect the timetable for delivery. In this way, our customer and our merchandisers can make appropriate arrangements regarding any delay or other change in the order. We believe that this team approach enables our employees to develop an understanding of the customer’s distinctive styles and production requirements in order to respond effectively to the customer’s needs.

From time to time and at scheduled seasonal meetings, we present samples to the customer’s buyers who determine which, if any, of the samples will be produced on a test run or a bulk order. Samples are often presented in coordinated groupings or as part of a product line. Some customers, particularly specialty retail stores, may require that a product be tested before placing a bulk order. Testing involves the production of as few as several hundred copies of a given sample in different size, fabric and color combinations. The customer pays for these test items, which are placed in selected stores to gauge consumer response. The production of test items enables our customers to identify garments that may appeal to consumers and also provides us with important information regarding the cost and feasibility of the bulk production of the tested garment. If the test is determined to be successful, we generally receive a significant percentage of the customer’s total bulk order of the tested item. In addition, as is typical in the private label business, we receive bulk production orders to produce merchandise designed by our competitors or other designers, since most customers allocate bulk orders among a number of suppliers.

Sourcing

General

When bidding for or filling an order, our international or domestic sourcing network enables us to choose from among a number of suppliers and manufacturers based on the customer’s price requirements,

product specifications and delivery schedules. Historically, we manufactured our products through independent cutting, sewing and finishing contractors located primarily in Hong Kong and China, and have purchased our fabric from independent fabric manufacturers with weaving mills located primarily in Hong Kong and China. In recent years, we have expanded our network to include suppliers and manufacturers located in a number of additional countries, including India, Vietnam, Bangladesh, and Cambodia. Our sourcing strategy is based on a strong presence in Asia, in particular, Hong Kong, China and Southeast Asia.

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

Although we have adopted a code of vendor conduct and monitor the compliance of our independent contractors with our code of conduct and applicable labor laws, we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors can result in us being subject to fines and our goods, which are manufactured in violation of such laws, being seized or their sale in interstate commerce being prohibited. Additionally, certain of our customers may refuse to do business with us based on our contractors’ labor practices. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had or could have a material adverse effect upon us, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions or lose business from our customers as a result of violations of applicable labor laws by our contractors, or that such sanctions or loss of business will not have a material adverse effect on us. In addition, our customers require strict compliance by their apparel manufacturers, including us, with applicable labor laws. To that end, we are regularly inspected by some of our major customers. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

We do not have any long-term contracts with independent fabric suppliers. The loss of any of our major fabric suppliers could have a material adverse effect on our financial condition and results of operations until alternative arrangements are secured.

Diversified Production Network

We have a production network that is capable of servicing a wide range of customer needs. Some customers place a priority on “speed to market,” and are willing to pre-approve several different fabric styles, and pay air freight in order to quickly get the most current styling into their stores. Other customers seek lower costs, and are willing to source production from more remote areas with long lead-times. Although mass merchandisers, such as Wal-Mart, normally operate on shorter lead times for fashion products, they can give us projections six months to nine months in advance for basic products that do not change in styles significantly from season to season. Our ability to operate on different production schedules helps us to meet our customers’ varying needs.

By allocating an order among different manufacturers, we seek to fill the high-volume orders of our customers, while meeting their delivery requirements. Upon receiving an order, we determine which of our suppliers and manufacturers can best fill the order and meet the customer’s price, quality and delivery requirements. We consider, among other things, the price charged by each manufacturer and the manufacturer’s available production capacity to complete the order, as well as the availability of quota, if applicable, for the product from various countries and the manufacturer’s ability to produce goods on a timely basis subject to the customer’s quality specifications. Our personnel also consider the transportation lead times required to deliver an order from a given manufacturer to the customer. In addition, some customers prefer not to carry excess inventory and therefore require that we stagger the delivery of products over several weeks.

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

While we are in the process of establishing business relationships with manufacturers and suppliers located in countries other than Hong Kong, Macau or China, such as in Mongolia, Vietnam, India, Bangladesh and Thailand, we still primarily contract with manufacturers and suppliers located in Hong Kong, Macau and China for our international sourcing needs, and currently expect that we will continue to do so for the foreseeable future. Any significant disruption in our operations or our relationships with our manufacturers and suppliers located in Hong Kong, Macau or China could have a material adverse effect on us.

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

Distribution

Based on our worldwide sourcing capability and in order to properly fulfill orders, we have tailored our distribution system to meet the needs of the customer. Some customers, such as Macy’s Merchandising Group, Wal-Mart and Kohl’s, use Electronic Data Interchange, or “EDI”, to send orders and receive merchandise and invoices. The EDI distribution function has been centralized in our Los Angeles corporate headquarters in order to expedite and control the flow of merchandise and electronic information, and to insure that the special requirements of our EDI customers are met.

For orders sourced outside the United States and Mexico, the merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the United States. For customers with West Coast and Midwest distribution centers, the merchandise is brought into the port of Los Angeles. After Customs clearance, the merchandise is shipped by truck to either our Los Angeles warehouse facility, an independent public warehouse or an independent bonded warehouse in Ohio. Proximity to the customer’s distribution center is important for customer support. For merchandise produced in the Middle East and destined for an East Coast customer distribution center, the port of entry is New York. After Customs clearance, the merchandise is trucked to an independent public warehouse in New Jersey. The independent warehouses are instructed in writing by the Los Angeles office when to ship the merchandise to the customer.

Backlog

As of March 12, 2009, we had unfilled customer orders of approximately $32 million as compared to approximately $65 million as of March 24, 2008. We believe that all of our backlog of orders as of March 12, 2009 will be filled before the end of the second quarter of 2009. Backlog is based on our estimates derived from internal management reports. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and shipping of the product, which in some instances, depends on the customer’s requirements. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual annual bookings or actual shipments. Our experience has been that the cancellations, rejections or returns of orders have not materially reduced the amount of sales realized from our backlog.

Segment Information

We operate in a single business segment – the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into two geographic regions: the United States and Asia. We evaluate performance of each region based on profit or loss from operations before income taxes. For information regarding the revenues and assets associated with our geographic regions, see Note 18 of the “Notes to Consolidated Financial Statements.”

Import Restrictions

Quotas

We imported substantially all of our products sold in 2008. A majority of the merchandise imported by us in 2008 was manufactured in various countries (such as China) with which the U.S. had entered into bilateral trade agreements.

As of January 1, 2005, quota on apparel from all WTO countries, including China (except that certain commodities still required quotas as a result of “safeguard measures”), was eliminated. As China is now a member of the WTO, its exports of textiles and apparel to the U.S. are covered by the WTO Agreement on Textiles and Clothing. In 2006, quota was temporarily reinstated for China until 2008 for certain import merchandise categories. Quota was traded on the open market through quota holders who possessed the quota holdings. We purchased quota from the open market. Quota gave us the right within the year to ship our goods to the U.S. Quota purchased from a third party was not subject to duties.

Duties and Tariffs

As with all goods imported into the U.S., our imported merchandise is subject to duty (unless statutorily exempt from duty) at rates established by U.S. law. These rates range, depending on the types of product and fabric content, from approximately 3% to 30% of the FOB value of the product. In addition to duties, in the ordinary course of our business, we are occasionally subject to claims by the U.S. Bureau of Customs and Border Protection for penalties, liquidated damages and other charges relating to import activities. Similarly, we are at times entitled to refunds from Customs, resulting from the overpayment of duties.

Products imported from China into the United States receive the same preferential tariff treatment accorded goods from other countries granted Normal Trade Relations status. This status has been in place conditionally for a number of years and is now guaranteed on a more permanent basis by China’s accession to WTO membership in December 2001.

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

Trademarks

As part of our private brands strategy, we acquired ownership of or rights to a brand name and sell apparel products under this brand. We have ownership or license rights to the registered trademarks “American Rag Cie,” “Marisa K,” “NO! Jeans” and “American Star”.

Seasonality

We have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers.

Employees

At December 31, 2008, we had approximately 100 full-time employees in the United States and 150 in Hong Kong. None of our employees are unionized. We consider our relations with our employees to be satisfactory in all areas of our operations.

Item 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Risks related to our business

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s financial position could harm our business and financial condition.

Three customers accounted for approximately 56% of our net sales in fiscal year 2008. We believe that consolidation in the retail industry has centralized purchasing decisions and given customers greater leverage over suppliers, like us, and we expect this trend to continue. If this consolidation continues, our net sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers.

While we have long-standing customer relationships, we generally do not have long-term contracts with them except for Macy’s Merchandising Group for American Rag Cie. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, during recent years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of purchasing decisions, restructurings, bankruptcies and liquidations.

These and other financial problems of some of our retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables, limit our ability to collect amounts related to previous purchases by that customer, or result in required prepayment of our receivables securitization arrangements, all of which could harm our business and financial condition.

Our business may be negatively impacted by general economic conditions and the current global financial crisis.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of our largest customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy.

The global banking crisis is affecting the availability of working capital to us, our vendors and customers.

The stability of banks and their willingness to make credit available are vital to maintain a flow of goods from vendors to end-users. We cannot assure that banks will continue their support of those vendors who are extending us credit. There is also no assurance that open approval of customers’ credit by our factor will not be withdrawn at short notice prior to shipment and we will be left with the option of either undertaking the credit risk internally or liquidating the finished goods at a loss.

The current credit crisis has increased our credit risks with vendors and customers.

We extend credit to some vendors by supplying them with fabric and trims. If any of these vendors are unable to honor their commitments to us, due to bankruptcy, cessation of operations or otherwise, we will likely experience losses on the raw materials we provided, and also lose profit margins on the unshipped orders.

Most of our customers are extended credit terms which are either approved by our factor or by us internally. While we have attempted to cover as much of our credit risks as possible through our factor, not all of our risks can be fully hedged due to the current credit crisis. Such exposure may translate into losses should there be any adverse changes to the financial condition of certain customers.

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

U.S. Customs has stepped up efforts to scrutinize imports from foreign countries under the Home Land Security Act, and routinely performs the Container Security Initiative Examinations. This is in

addition to the Compliance Measurement Examinations, which is to address the commercial enforcement of customs transactions. Due to the numbers of different departments involved, such Customs examinations or Customs holds at the terminal or at a Customs bonded warehouse are unpredictable and cause serious interruption of normally expected freight movement timetables.

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

Substantially all of our import operations are subject to tariffs imposed on imported products, safeguards and growth targets imposed by trade agreements. In addition, the countries in which our products are manufactured or imported may from time to time impose additional new duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

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

We have voluntarily implemented the guiding principles for the Customs-Trade Partnership Against Terrorism (C-TPAT) Program as proposed by the U.S. Customs and Border Protection to protect our supply chain from concealment of terrorist weapons. While we have a strong commitment to this program, we are not immune to threats of terrorist activities.

Our dependence on independent manufacturers reduces our ability to control the manufacturing process, which could harm our sales, reputation and overall profitability.

We depend on independent contract manufacturers to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortage, continuing cost pressure and increased demands for product innovation and speed-to-market. In addition, the current recessionary business environment could result in some suppliers ceasing operations. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. We do not have material long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. To the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

We have implemented a factory compliance agreement with our suppliers, and monitor our independent contractors’ compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of the our contractors could result in our being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. From time to time, we have been notified by federal, state or foreign authorities that certain of our contractors are the subject of investigations or have been found to have violated applicable labor laws. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations. In addition, certain of our customers, require strict compliance by their apparel manufacturers, including us, with applicable labor laws and visit our facilities often. There can be no assurance that the violation of applicable labor laws by one of our contractors will not have a material adverse effect on our relationship with our customers.

Our business is subject to risks of operating in a foreign country and trade restrictions.

We are subject to the risks associated with doing business in foreign countries, including, but not limited to, transportation delays and interruptions, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls, other non-tariff barriers and cultural issues. Any changes in those countries’ labor laws and government regulations may have a negative effect on our profitability.

Risk associated with our industry

Our sales are heavily influenced by general economic cycles.

Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any further substantial deterioration in general economic conditions, increases in interest rates, acts of war, terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

We are in the midst of a severe economic downturn, which has caused a significant reduction in customer orders and will continue to have an adverse impact on our results of operations.

Our business is highly competitive and depends on consumer spending patterns.

The apparel industry is highly competitive. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

•	competitively pricing our products and achieving customer perception of value; and

•	the need to provide strong and effective marketing support.

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

Other risks related to an investment in our common stock

The proposed acquisition by Mr. Guez and Mr. Kay has created uncertainty and may result in increased volatility in the market price of our common stock.

On April 25, 2008, we received an unsolicited proposal from Gerard Guez and Todd Kay, our founders, executive officers and directors, to acquire all of the outstanding publicly held shares of our common stock in a going-private transaction. On February 26, 2009, following approval of the proposed acquisition by a Special Committee of our Board of Directors, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company.

While we have signed the definitive agreement and plan of merger with Mr. Guez and Mr. Kay with respect to the proposed acquisition, the transaction remains subject to conditions to closing, including approval of our shareholders and other conditions. Therefore, an acquisition may not be completed at all or may not be completed in a timely manner. This uncertainty could result in speculation and increased volatility in the market for our shares. If the acquisition proposal does not occur for any reason, the market price of our common stock may decline. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the proposed acquisition that will not be recovered whether or not a transaction occurs.

The acquisition proposal by Gerard Guez and Todd Kay has created a distraction for our management, uncertainty and risk of litigation that may adversely affect our business.

The proposed acquisition by Sunrise Acquisition Company, a company owned by Gerard Guez and Todd Kay, and related matters (and the review and consideration of any alternate proposals that may be made by other parties) have been, and may continue to be, a significant distraction for our management and employees and may require the expenditure of significant time and resources by us. The proposed acquisition has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent, and may also create uncertainty for current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us.

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

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market. The requirement currently affecting us is maintaining a minimum closing bid price per share of $1.00. On April 2, 2008, the Nasdaq Stock Market Inc. issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’ approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. On October 21, 2008, we received notification that Nasdaq has suspended its bid price and market value of publicly held shares requirements for continued listing through January 16, 2008, and in December 2008, Nasdaq further extended this suspension of the minimum bid price requirement through April 17, 2009. The hearing, which was scheduled for November 20, 2008, has been cancelled. Nasdaq will not take any action through April 17, 2009 to delist our shares for the bid price deficiency. If we are still deficient in bid price at the close of business on April 17, 2009, Nasdaq will contact us to reschedule a hearing before a Nasdaq Listing Qualifications Panel.

If Nasdaq reschedules our appeal hearing after the rule suspension expires in April 2009, we intend to request an additional period of time, if necessary, so that we can determine whether the proposed going-private transaction will be completed before having to implement the reverse stock split. If it is determined that the going private transaction will not be completed, we intend to implement the reverse stock split as soon as possible in order to maintain listing on the Nasdaq Global Market. There is no assurance that the Nasdaq Panel will accept our appeal. Further, there can be no assurance that if the reverse stock split is implemented the price per share of our common stock after the reverse stock split will increase in an amount proportionate to the decrease in the number of issued and outstanding shares, or will increase at all, or that the market price of the common stock immediately after the reverse stock split will be maintained for any period of time.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, unless this requirement is further postponed by the Securities and Exchange Commission. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on Nasdaq or one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Insiders own a significant portion of our common stock, which could limit our shareholders’ ability to influence the outcome of key transactions.

As of March 13, 2009, our executive officers and directors and their affiliates owned approximately 42% of our common stock. Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman, alone own approximately 33% and 8%, respectively, of our common stock at March 13, 2009. Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against the issuing company. If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management’s attention and resources, each of which could have a material adverse effect on our revenue and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

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

At March 13, 2009, we conducted our operations from 8 facilities, 6 of which were leased. The following table sets forth our facilities, and for leased facilities the annual rental amount of, expiration of the current lease:

Location	Purpose	Annual Rental Amount	Expiration
Los Angeles, CA (Washington Boulevard)	Warehouse	$656,000	July 2011

Los Angeles, CA (Figueroa Street)	Executive offices	$1	October 2009

New York, NY	Showroom and offices	$827,000	June 2015

Ruleville, MS (2 properties)	Warehouse	Owned

Hong Kong	Office and warehouse	$480,000	Month-to-month

Hong Kong	Warehouse	$22,000	July 2009

Tehuacan, Mexico	Storage	$5,000	Month-to-month

In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing Company, LLC (“Seven Licensing”), an entity beneficially owned by Gerard Geuz, our Chairman and Interim Chief Executive Officer. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, and Todd Kay, our Vice Chairman. The sublease for the Figueroa Street facility has an initial term of nine months. Our lease for the former executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five years. We will continue to pay rent on the Washington Boulevard premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold.

Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong is on a month to month basis.

We own two properties in Ruleville, Mississippi with an aggregate of 70,000 square feet.

We entered into a lease agreement in June 2005 for our showroom in New York through June 2015. This is currently the location used for our private brands sales, design and technical departments. In December 2008, we amended the lease to include an additional floor for the showroom.

We believe that all of our existing facilities are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

Item 3.	LEGAL PROCEEDINGS

Settlement of American Rag Cie Litigation

On December 23, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., entered into a Settlement Agreement with American Rag Cie, LLC (“ARC LLC”), American Rag Cie II (“ARC II”) and certain other parties providing for a settlement and release of all claims with respect to our previously disclosed litigation with ARC LLC and ARC II.

On February 1, 2008, we filed and served a cross-complaint against ARC LLC and ARC II in the action American Rag CIE v. Private Brands, Inc., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428 (the “Action”). The original action had been filed on January 28, 2008 by ARC LLC against Private Brands. ARC LLC owns the trademark American Rag Cie, which trademark had been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy’s Merchandising Group and has sub-licensed to Macy’s Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The primary subject of the lawsuit was our continued rights under the license agreement.

Pursuant to the Settlement Agreement, the parties agreed to the following actions:

•	Dismissal of the Action by all parties and release of claims asserted in the Action;

•	Redemption by ARC LLC of our 45% membership interest in ARC LLC, and redemption by American Rag Compagnie of our 5,000 shares in American Rag Compagnie; and

•	Amendment of the License Agreement with respect to the “American Rag Cie” trademark.

As a result of the Settlement Agreement, we no longer own an equity interest in ARC LLC or American Rag Compagnie, and continue to license rights to the American Rag Cie trademark.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NASDAQ Global Market

Our common stock is quoted on the Nasdaq Stock Market’s Global Market under the symbol “TAGS.” The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock as reported by Nasdaq.

	Low	High
2008
First Quarter	0.57	1.20
Second Quarter	0.51	0.75
Third Quarter	0.56	0.74
Fourth Quarter	0.33	0.64

2007
First Quarter	1.41	2.01
Second Quarter	1.01	2.10
Third Quarter	1.08	1.33
Fourth Quarter	1.10	1.27

On March 13, 2009, the last reported sale price of our common stock as reported by Nasdaq was $0.70. As of March 13, 2009, we had 22 shareholders of record.

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

Performance Graph

The following graph sets forth the percentage change in cumulative total shareholder return of our common stock during the five-year period from December 31, 2003 to December 31, 2008, compared with the cumulative returns of the Nasdaq Composite Index, the S&P Apparel and Accessories Index, and a peer group of companies that we have compared our performance against in prior periods. The component entities of the peer group consist of Accesstel Inc., GS Energy Corp., Maidenform Brands Inc. and Nitches Inc. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return

	12/03	12/04	12/05	12/06	12/07	12/08
Tarrant Apparel Group	100.00	67.97	29.52	40.94	32.30	15.03
NASDAQ Composite Index	100.00	109.16	111.47	123.05	140.12	84.12
S&P 500 Apparel and Accessories Index	100.00	128.17	132.41	171.87	119.59	79.22
Peer Group	100.00	114.72	116.94	163.36	287.79	102.10

The information under this “Performance Graph” subheading shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of such section, nor shall such information or exhibit be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Income Statement Data:
Total net sales	$155,453	$214,648	$232,402	$243,721	$195,308
Total cost of sales	134,492	169,767	181,760	194,821	157,731

Gross profit	20,961	44,881	50,642	48,900	37,577
Selling and distribution expenses	9,291	10,726	11,016	14,724	11,108
General and administrative expenses	32,084	26,865	26,879	24,312	29,180
Royalty expense	605	3,665	2,815	1,864	1,581
Impairment charges (2)	77,982	—	—	—	6,662
Cumulative translation loss (3)	22,786	—	—	—	—
Loss on notes receivable-related parties (4)	—	—	27,137	—	—
Terminated acquisition expense	—	—	—	2,000	—
Adjustment to fair value of long-term due from related parties	—	—	—	808	—

Income (loss) from operations	$(121,787)	3,625	(17,205)	5,192	(10,954)
Interest expense	(2,857)	(4,625)	(6,060)	(4,118)	(810)
Interest income	377	2,081	1,181	169	274
Interest in income of equity method investee	770	560	80	157	89
Other income (1)	6,366	354	336	4,094	2,022
Adjustment to fair value of derivative	—	—	315	196	—
Loss on equity method investment	—	—	—	—	(899)
Other expense (1)	(529)	—	(436)	(4,977)	(111)

Income (loss) before credit (provision) for income taxes and minority interest	(117,660)	1,995	(21,789)	713	(10,389)
Credit (provision) for income taxes	(2,348)	(927)	(453)	1,041	(692)
Minority interest	15,331	(75)	21	(6)	0

Net income (loss)	$(104,677)	$993	$(22,221)	$1,748	$(11,081)

Net income (loss) per share-
Basic	$(3.64)	$0.03	$(0.73)	$0.06	$(0.35)
Diluted	$(3.64)	$0.03	$(0.73)	$0.06	$(0.35)

Weighted average shares outstanding (000)
Basic	28,733	29,729	30,546	30,618	31,294
Diluted	28,733	29,734	30,546	30,618	31,294

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Working capital	$(12,295)	$(11,004)	$(9,794)	$6,826	$9,553
Total assets	131,811	151,242	111,132	70,989	60,019
Bank borrowings, convertible debenture and long-term obligations	48,455	56,148	44,501	12,748	23,237
Shareholders’ equity	30,678	35,360	17,922	21,243	9,805

(1)	Major components of other income (expense) (as presented above) include rental and lease income, and other gains or losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	The expense in 2004 was the impairment of long-lived assets of our Mexico operations due to our decision to sell the manufacturing operations in Mexico. The expense in 2008 was the goodwill impairment charges related to the reporting units FR TCL – Chazzz & MGI Division and Private Brands – American Rag Division. See Note 8 of the “Notes to Consolidated Financial Statements.”
(3)	Cumulative translation loss attributable to liquidated Mexico operations in 2004 was due to our decision to cease our Mexico operations.
(4)	In the third quarter of 2006, we evaluated the recoverability of the notes receivable – related parties and recorded a reserve on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million, resulting in a notes receivable balance at September 30, 2006 of approximately $14 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006. See Note 5 of the “Notes to Consolidated Financial Statements.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-K. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the fiscal years ended December 31, 2006, 2007 and 2008. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Overview

Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our private brands include American Rag Cie, and Marisa K.

We generate revenues from the sale of apparel merchandise to our customers that we have manufactured by third party contract manufacturers located outside of the United States. Revenues and net income (loss) for the years ended December 31, 2006, 2007 and 2008 were as follows (dollars in thousands):

Revenues and Net Income (Loss):

	2006	2007	2008
Total net sales	$232,402	$243,721	$195,308
Net income (loss)	$(22,221)	$1,748	$(11,081)

Cash flows for the years ended December 31, 2006, 2007 and 2008 were as follows (dollars in thousands):

Cash Flows:

	2006	2007	2008
Net cash provided by (used in) operating activities	$15,047	$12,476	$(5,563)
Net cash provided by (used in) investing activities	$(5,071)	$21,455	$(204)
Net cash provided by (used in) financing activities	$(10,713)	$(34,345)	$10,489

Significant Developments in 2008

Private Label

Private label business has been our core competency for over twenty years, and involves a one to one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in 2008 were $147.2 million compared to $198.8 million in 2007. The dwindling consumer demand and the global credit crunch have accelerated the consolidation amongst vendors, wholesalers and retailers. While the emphasis on fashion products continues, the demand for quality products at lower price points has increased even more.

Private Brands

We launched our private brands initiative in 2003, pursuant to which we acquired ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in 2008 were $48.1 million compared to $44.9 million in 2007. During 2008, we owned or licensed rights to the following private brands:

•

American Rag Cie: During the first quarter of 2005, we extended our agreement with Macy’s Merchandising Group through 2014, pursuant to which we exclusively distribute our American Rag Cie brand through Macy’s Merchandising Group’s national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $46.1 million in 2008 compared to $43.3 million in 2007.

•

Alain Weiz: We have previously sold Alain Weiz apparel exclusively to Dillard’s Department Stores. From January 1, 2007, we were able to sell our licensed brand “Alain Weiz” to specialty stores and department stores. Net sales of Alain Weiz branded apparel totaled $131,000 in 2007. The “Alain Weiz” brand was discontinued in mid 2007 after disappointing performance.

•

Marisa K: This brand was being sold to specialty stores and boutiques. Net sales of Marisa K branded apparel totaled $1.1 million in 2007 and 2008. The sale of this brand was discontinued in the second quarter of 2008.

During 2008, we were involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our licensed rights to the American Rag Cie trademark. American Rag Cie, LLC owns the trademark “American Rag Cie”, which has been licensed to us on an exclusive basis throughout the world except for Japan and pursuant to which we sell American Rag Cie branded apparel to Macy’s Merchandising Group and have sub-licensed to Macy’s Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. In December 2008, we settled this litigation. For a further description of the settlement see “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

Acquisition Proposal

On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66 2/3% of the outstanding shares of our common stock and other customary conditions to closing.

We will be filing a definitive proxy statement and other documents concerning the proposed acquisition with the Securities and Exchange Commission. Shareholders are urged to read the proxy statement when it becomes available and any other relevant documents filed with the SEC because they will contain important information on the proposed transaction.

Bankruptcy of Mervyn’s LLC

On July 29, 2008, Mervyn’s commenced an action for reorganization in bankruptcy. On July 16, 2008, we had stopped all shipments to Mervyn’s LLC and made a demand for the return of goods totaling $1.3 million which we had shipped in the previous ten days, and we collected $600,000 of this amount. On August 8, 2008, we recommenced shipping to Mervyn’s, under a much shorter credit term, goods that were produced for Mervyn’s prior to the bankruptcy action. We received substantially all payments for all goods shipped to Mervyn’s subsequent to August 8, 2008 under the newly agreed upon payment arrangement. On October 17, 2008, Mervyn’s announced that it planned to pursue liquidation in its bankruptcy proceeding. In the fourth quarter of 2008, we wrote off $2.2 million of accounts receivable from Mervyn’s to uncollectible bad debt expense due to the uncertainty of any distribution from the bankruptcy estate. On the remaining $152,000 non-recourse factored receivable, we recorded an allowance for returns and discounts of $76,000.

Mervyn’s was the most significant customer of our FR TCL-Chazzz/MGI division, representing approximately 22% and 37% of sales of this division in the first six months of 2008 and in the twelve months of 2007, respectively. As a result of the initial bankruptcy filing in July 2008, we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. After taking the two step analysis required by SFAS 142, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008. Subsequently we did not recognize any additional impairment charge to goodwill relating to this division as of December 31, 2008. See Notes 8 of the “Notes to Consolidated Financial Statements.”

Nasdaq Deficiency Notice

On October 21, 2008, we received written notification that Nasdaq has suspended its bid price and market value of publicly held shares requirements for continued listing on the exchange through Friday, January 16, 2009, and in December 2008, Nasdaq further extended this suspension through April 17, 2009. On April 2, 2008, we were initially notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’ approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. The hearing, which was scheduled for November 20, 2008, has been cancelled due to the suspension of the bid price requirement. Nasdaq will not take any action through April 17, 2009 to delist our shares for the bid price deficiency. If we are still deficient in bid price at the close of business on April 17, 2009, Nasdaq will contact us to reschedule a hearing before a Nasdaq Listing Qualifications Panel.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to allowance for returns, discounts and bad debts, inventory, notes receivable reserve, valuation of long-lived and intangible assets and goodwill, accrued expenses, income taxes, stock options valuation, contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged period of time.

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

Accounts Receivable—Allowance for Returns, Discounts and Bad Debts

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

As of December 31, 2008, the balance of the allowance for returns, discounts and bad debts was $552,000, compared to $2.0 million at December 31, 2007.

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

Long-Lived Assets

We account for long-lived assets, which include property and equipment, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds it estimated fair value, an impairment charge is recognized to the extent of the difference.

We assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2006, 2007 or 2008. Net property and equipment balance of $1.5 million and $2.0 million at December 31, 2007 and 2008, respectively.

Intangible Assets and Goodwill

We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” We assess the need for impairment of identifiable intangibles with indefinite lives (not subject to amortization), and goodwill with a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

•	a significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

•	a significant negative industry or economic trend.

We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2008, we had a goodwill balance of $3.3 million, as compared to a goodwill balance of $9.9 million at December 31, 2007. During the year ended December 31, 2007, we did not recognize any impairment related to goodwill. During the year ended December 31, 2008, we recognized $6.7 million for impairment charges related to goodwill. See Note 8 of the “Notes to Consolidated Financial Statements.”

Impairment of Goodwill

Goodwill in the accompanying consolidated balance sheets represents the “excess of costs over fair value of net assets acquired in previous business combination”. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite lived intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.

On July 29, 2008, Mervyn’s LLC filed for bankruptcy protection. Mervyn’s was the most significant customer of our FR TCL-Chazzz/MGI division, representing approximately 22% and 37% of sales of this division in the first six months of 2008 and in the twelve months of 2007, respectively. As a result of the bankruptcy filing, we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. After taking the two step analysis outlined above, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008. Subsequently we did not recognize any additional impairment charge to goodwill relating to this division as of December 31, 2008.

On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie LLC and American Rag Cie II providing for a settlement and release of all claims with respect to our previously disclosed litigation with American Rag Cie LLC and American Rag Cie II. As a result of the Settlement Agreement, the parties agreed to dismiss all pending litigation and release all claims. We also returned our 45% membership interest in American Rag Cie LLC, and our 5,000 shares in American Rag Compagnie. We recorded an impairment of goodwill of $1.4 million in the fourth quarter of 2008 as a result of the disposition of our equity interest in American Rag Cie LLC and American Rag Compagnie. See Note 6 of the “Notes to Consolidated Financial Statements.”

License Agreements and Royalty Expenses

We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of our products. These agreements require us to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See Note 13 of the “Notes to Consolidated Financial Statements” regarding various agreements we have entered into.

Royalty expense for each of the three fiscal years ended December 31, 2006, 2007 and 2008 was $2.8 million, $1.9 million and $1.6 million, respectively.

Foreign Currency Translation

Assets and liabilities of our Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar. At December 31, 2006, we had one open foreign exchange forward contract with a maturity of less than one year. Hedge ineffectiveness resulted in a loss totaling $196,000 during 2006. At December 31, 2007 and 2008, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 during 2007.

Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Foreign currency gains and losses resulting from translation of assets and liabilities related to our Hong Kong subsidiaries were insignificant in 2006, 2007 and 2008.

Revenue Recognition

Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid (or “LDP”) terms, revenue is recognized either at the point our goods leave Customs for direct shipments or at the point our goods leave our warehouse, or at the point our goods arrive at the customers’ warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the years ended December 31, 2006, 2007 and 2008 reflect the impact of SFAS No. 123(R). Stock-based compensation expense related to employees or directors stock options recognized under SFAS No. 123(R) during the years ended December 31, 2006, 2007 and 2008 was $187,000, $771,000 and $257,000, respectively. Basic and dilutive earnings per share for the year ended December 31, 2006 were decreased by $0.01 from $(0.72) to $(0.73) as a result of the additional stock-based compensation recognized. Basic and dilutive earnings per share for the year ended December 31, 2007 were decreased by $0.02 from $0.08 to $0.06 as a result of the additional stock-based compensation recognized. Basic and dilutive earnings per share for the year ended December 31, 2008 were not materially affected by the additional stock-based compensation recognized.

The fair value of each option granted to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”) with the following weighted average assumptions used for grants in 2006 and 2007: weighted-average volatility factors of the expected market price of our common stock of 0.7 for 2006 and 2007, weighted-average risk-free interest rates of 5.075% for 2006 and 3.9% to 4.67% for 2007, dividend yield of 0% for 2006 and 2007, and weighted-average expected life of the options of 6.25 years for 2006 and 0.06 years to 6.18 years for 2007. There were no options granted in 2008.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a substantial valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income taxes payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

We and our subsidiaries file income taxes returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or subject to non-U.S. income taxes jurisdictions for years open in those taxing jurisdictions.

In January 2004, the Internal Revenue Service (“IRS”) completed its examination of our Federal income taxes returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income taxes payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income taxes return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008, and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax positions to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $5.2 million of income taxes payable from current payable to long-term as of December 31, 2008.

The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income taxes benefits and would be recorded as a component of income taxes expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income taxes expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income taxes benefits. During 2007, we de-recognized uncertain tax positions through negotiations and settlement with various tax jurisdictions. After the settlements, there was no unrecognized tax benefit as of December 31, 2007 and 2008. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively. As of December 31, 2008, the accrued interest and penalties were $4.8 million and $332,000, respectively.

In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2008 and Mexico from 2001.

Debt Covenants

Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio as discussed in Note 9 of the “Notes to Consolidated Financial Statements.” If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. During 2008, we breached a negative covenant prohibiting cash advances to third parties. The advances were fully repaid during 2008. A waiver was obtained in March 2009. As of December 31, 2008, we were in violation of the EBITDA and tangible net worth covenants and waivers of the defaults were obtained in March 2009 from our lenders.

Derivative Activities

Warrant Derivatives

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes model. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. At December 31, 2006, there was income of $511,000 recorded as adjustment to fair value of derivative in our consolidated statements of operations. See Note 9 of the “Notes to Consolidated Financial Statements”

Foreign Currency Forward Contract

We source our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials in the normal course of business. We utilize derivative financial instruments consisting primarily of forward currency contracts. These instruments are intended to protect against exposure related to financing transactions and income from international operations. We do not enter into derivative financial instruments for speculative or trading purposes. We may enter into certain foreign currency derivative instruments that do not meet hedge accounting criteria.

SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction was undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward contract which had a maturity of less than one year. Hedge ineffectiveness resulted in a loss of $196,000 in our consolidated statements of operations as of December 31, 2006. At December 31, 2007 and 2008, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations as of December 31, 2007.

New Accounting Pronouncements

For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 1 of the “Notes to Consolidated Financial Statements.”

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

	Years Ended December 31,
	2006	2007	2008
Net sales	98.1%	92.0%	84.3%
Net sales to related party	1.9	8.0	15.7

Total net sales	100.0	100.0	100.0

Cost of sales	76.6	72.7	66.2
Cost of sales to related party	1.6	7.2	14.6

Total cost of sales	78.2	79.9	80.8

Gross profit	21.8	20.1	19.2
Selling and distribution expenses	4.7	6.0	5.7
General and administration expenses	11.6	10.0	14.9
Royalty expenses	1.2	0.8	0.8
Goodwill impairment charge	—	—	3.4
Loss on notes receivable-related parties	11.7	—	—
Terminated acquisition expenses	—	0.8	—
Adjustment to fair value of long-term receivable – related parties	—	0.3	—

Income (loss) from operations	(7.4)	2.2	(5.6)
Interest expense	(2.6)	(1.7)	(0.4)
Interest income	0.5	0.0	0.1
Interest in income of equity method investee	0.0	0.0	0.1
Other income	0.2	1.7	1.0
Adjustment to fair value of derivative	0.1	0.1	—
Loss on equity method investment	—	—	(0.5)
Other expense	(0.2)	(2.0)	(0.0)

Income (loss) before provision (credit) for income taxes and minority interest	(9.4)	0.3	(5.3)
Provision (credit) for income taxes	0.2	(0.4)	0.4
Minority interest	0.0	0.0	0.0

Net Income (loss)	(9.6)%	0.7%	(5.7)%

Comparison of 2008 to 2007

Total net sales decreased by $48.4 million, or 19.9%, from $243.7 million in 2007 to $195.3 million in 2008. Sales of private label in 2008 were $147.2 million compared to $198.8 million in 2007 with the decrease resulting primarily from reduced demand by our customers due to the economic downturn and bankruptcies of customers such as Mervyn’s. The decrease of private label sales in 2008 was partially offset by a $11.3 million increase in sales to a related party. Private brands sales in 2008 totaled $48.1 million compared to $44.9 million in 2007 with the increase primarily from increased sales to Macy’s Merchandising Group.

Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, brokerage, warehouse handling and markdown. Gross profit for 2008 was $37.6 million, or 19.2% of total net sales, compared to $48.9 million, or 20.1% of total net sales for 2007, representing a decrease of $11.3 million or 23.2%. The decrease in gross profit for 2008 was primarily caused by a decrease in the total amount of sales.

Selling and distribution expenses decreased by $3.6 million, or 24.6%, from $14.7 million in 2007 to $11.1 million in 2008. As a percentage of total net sales, these variable expenses decreased from 6.0% in 2007 to 5.7% in 2008. The decrease in selling and distribution expenses was primarily due to reduction in staff cost and advertising expense.

General and administrative expenses increased by $4.9 million, or 20.0%, from $24.3 million in 2007 to $29.2 million in 2008. As a percentage of total net sales, these expenses increased from 10.0% in 2007 to 14.9% in 2008. Included in general and administrative expenses in 2008 was a charge of $848,000 resulting from liquidated damages imposed by U.S. Customs on two of our overseas vendors, a $2.2 million uncollectible bad debt expense related to Mervyn’s and a $1.6 million reserve on a long-term due from related parties. Included in general and administrative expenses in 2007 was a $1.0 million reserve on a long-term due from related parties.

Adjustment to fair value of long-term due from related party was $0.8 million, or 0.3% of total net sales in 2007. Based on the repayment history of the related parties and the litigation they are currently subject to, we estimated that our receivable of $3.4 million would take approximately three years for collection in full. In 2007 we therefore made a $1.0 million reserve, then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. There was no such adjustment in 2008. See Note 6 of the “Notes to Consolidated Financial Statements.”

Royalty expenses decreased by $282,000, or 15.1%, from $1.9 million in 2007 to $1.6 million in 2008. The decrease was caused by lowered royalty rates in the fourth quarter of 2008 under the amended license agreement resulting from settlement of the American Rag Cie litigation. See Note 6 of the “Notes to Consolidated Financial Statements.” As a percentage of total net sales, these expenses remained at 0.8% in 2007 and 2008.

Goodwill impairment charges were $6.7 million in 2008, compared to no such charge in 2007. These expenses in 2008 included $5.3 million related to our FR TCL-Chazzz/MGI division due to Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer, and $1.4 million related to our Private Brands–American Rag division due to the disposition of our 45% membership interest in American Rag Cie, LLC which owns the trademark “American Rag CIE” in connection with settlement of the litigation. See Note 6 and Note 8 of the “Notes to Consolidated Financial Statements.”

Terminated acquisition expenses in 2007 were $2.0 million, or 0.8% of total net sales, compared to no such expense in 2008. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other expenses including due diligence and legal fees incurred in connection with our proposed acquisition of The Buffalo Group. The transaction was mutually terminated on April 19, 2007. See Note 7 of the “Notes to Consolidated Financial Statements”.

Loss from operations was $11.0 million in 2008, or (5.6)% of total net sales, compared to income from operation of $5.2 million in 2007, or 2.2% of total net sales as a result of the factors discussed above.

Interest expense decreased by $3.3 million, or 80.3%, from $4.1 million in 2007 to $809,000 in 2008. As a percentage of total net sales, this expense decreased from 1.7% in 2007 to 0.4% in 2008. The decrease was primarily due to decreased borrowings and interest rates under our credit facilities and the repayment of our term loan facility in September 2007.

Interest income increased by $105,000, or 62.5%, from $169,000 in 2007 to $274,000 in 2008.

Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores. Interest in income of equity method investee decreased by $68,000 or 43.3%, from $156,000 in 2007 to $89,000 in 2008.

Other income decreased by $2.1 million, or 50.6%, from $4.1 million in 2007 to $2.0 million in 2008. Included in other income in 2007 was a gain of $3.8 million on notes receivable – related parties. See Note 5 of the “Notes to Consolidated Financial Statements”. Other income in 2008 included a gain on recission on common stock due to settlement of $915,000 and $500,000 from the sale of an entity in Mexico.

Adjustment to fair value of derivative was $196,000 in 2007, compared to $0 in 2008.

Loss on equity method investment was $899,000 in 2008 or 0.5% of total net sales, compared to no such expense in 2007. The loss was caused by the disposition of our 45% membership interest in American Rag Cie, LLC in connection with settlement of the litigation with American Rag Cie, LLC in December 2008. See Note 6 of the “Notes to Consolidated Financial Statements.”

Other expenses decreased by $4.9 million, or 97.8%, from $5.0 million in 2007 to $111,000 in 2008. Other expenses of $5.0 million in 2007 consisted of expensing all the financing and related expenses and the remaining value of the warrants issued to lenders and the placement agent upon repayment of our term loan. See Note 9 of the “Notes to Consolidated Financial Statements”.

Income (loss) before provision (credit) for income taxes and minority interest was $713,000 in 2007 and $(10.4) million in 2008, representing 0.3% and (5.3)% of total net sales, respectively.

Provision for income taxes was $692,000 in 2008 compared to credit for income taxes of $1.0 million in 2007, representing 0.4% and (0.4)% of total net sales, respectively. The tax credit in 2007 was primarily a result of write-backs of FIN 48 accruals after our settlements of some uncertain tax positions with the State and Federal tax authorities.

Income allocated to minority interest in 2007 was $6,000 compared to $0 in 2008, for the minority partner in PBG7, LLC’s 25% share in the income.

Net income (loss) was $1.7 million in 2007 as compared to $(11.1) million in 2008, representing 0.7% and (5.7)% of total net sales, respectively.

Comparison of 2007 to 2006

Total net sales increased by $11.3 million, or 4.9%, from $232.4 million in 2006 to $243.7 million in 2007. The increase in total net sales was primarily due to increased sales in our private label business which amounted to $198.8 million in 2007 compared to $181.2 million in 2006. The increase in 2007 came primarily from sales to New York & Co and Seven Licensing Company, and was partially offset by decreased sales to Kohl’s and Mervyn’s. Private brands sales in 2007 totaled $44.9 million compared to $51.2 million in 2006. Sales of “Jessica Simpson”, “House of Dereon” and “Alain Weiz”

brands were discontinued in 2007, compared to sales of these brands amounting to $16.7 million in 2006. The loss in the sales of these brands was partially offset by an increase of $9.6 million in sales of the “American Rag Cie” brand in 2007.

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

Selling and distribution expenses increased by $3.7 million, or 33.7%, from $11.0 million in 2006 to $14.7 million in 2007. As a percentage of total net sales, these variable expenses increased from 4.7% in 2006 to 6.0% in 2007. The increase in selling and distribution expenses was primarily caused by the increased expenses incurred in establishing new brands such as “Marisa K” and increased advertising expenses on “American Rag Cie” brand in 2007 due to more advertising efforts.

General and administrative expenses decreased by $2.6 million, or 9.5%, from $26.9 million in 2006 to $24.3 million in 2007. As a percentage of total net sales, these expenses decreased from 11.6% in 2006 to 10.0% in 2007. The main reduction in general and administrative expenses in 2007 resulted from the settlement of the Jessica Simpson litigation and the reimbursement to us of $3.0 million of legal expenses we previously incurred in the litigation. This reduction was partially offset by a $1.0 million reserve on a long-term due from related parties.

Adjustment to fair value of long-term due from related party was $0.8 million, or 0.3% of total net sales in 2007 compared to $0 in 2006. Based on the repayment history of the related parties and litigation they are currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. We therefore in 2007, after we made a $1.0 million reserve as discussed previously, then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. See “Related party transactions.”

Royalty expenses decreased by $951,000, or 33.8%, from $2.8 million in 2006 to $1.9 million in 2007. The decrease was caused by the discontinued sales under the Jessica Simpson license in 2007, compared to $1.1 million of royalty paid on the brand in 2006. As a percentage of total net sales, these expenses decreased from 1.2% in 2006 to 0.8% in 2007.

Loss on notes receivable—related parties was $27.1 million or 11.7% of total net sales in 2006, compared to no such expense in 2007. During 2006, the purchasers of our Mexico assets ceased providing fabric and were not making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 5 of the “Notes to Consolidated Financial Statements”.

Terminated acquisition expenses in 2007 were $2.0 million, or 0.8% of total net sales, compared to no such expense in 2006. These expenses consisted of the non-refunded portion of a deposit in the amount of $250,000 and other expenses including due diligence and legal fees incurred in connection with our proposed acquisition of The Buffalo Group. The transaction was mutually terminated on April 19, 2007. See Note 7 of the “Notes to Consolidated Financial Statements”.

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

Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores. Interest in income of equity method investee increased by $76,000 or 96.3%, from $80,000 in 2006 to $156,000 in 2007. The increase came mainly from increased royalty paid by our subsidiary Private Brands, Inc. on increased sales to Macy’s.

Other income increased by $3.8 million, or 1,119.5%, from $336,000 in 2006 to $4.1 million in 2007. Included in other income in 2007 was a gain of $3.8 million on notes receivable – related parties. See Note 5 of the “Notes to Consolidated Financial Statements”. Adjustment to fair value of derivative was $196,000 in 2007, compared to $315,000 in 2006.

Other expenses increased by $4.5 million, or 1,042.6%, from $436,000 in 2006 to $5.0 million in 2007. Other expenses in 2006 consisted of a payment of $400,000 upon the termination of the license agreements with Cynthia Rowley. Other expenses of $5.0 million in 2007 consisted of expensing all the financing and related expenses and the remaining value of the warrants issued to lenders and the placement agent upon repayment of our term loan. See Note 9 of the “Notes to Consolidated Financial Statements”.

Income (loss) before provision (credit) for income taxes and minority interest was $(21.8) million in 2006 and $713,000 in 2007, representing (9.4)% and 0.3% of total net sales, respectively. Loss before provision for income taxes in 2006 included the loss on notes receivable – related parties of $27.1 million.

Provision for income taxes was $453,000 in 2006 compared to credit for income taxes of $1.0 million in 2007, representing 0.2% and (0.4)% of total net sales, respectively. The tax credit in 2007 was primarily a result of write-backs of FIN 48 accruals after our settlements of some uncertain tax positions with State and Federal tax authorities.

Loss allocated to minority interest in 2006 was $21,000, for the minority partner’s 25% share in the loss of PBG7, LLC. Income allocated to minority interest in 2007 was $6,000, for the minority partner in PBG7, LLC’s 25% share in the income.

Net income (loss) was $(22.2) million in 2006 as compared to $1.7 million in 2007, representing (9.6)% and 0.7% of total net sales, respectively. Included in the $22.2 million net loss in 2006 was a loss on notes receivable—related parties of $27.1 million.

Quarterly Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income in millions of dollars and as a percentage of total net sales:

	Quarter Ended
	Mar. 31 2007	Jun. 30 2007	Sep. 30 2007	Dec. 31 2007	Mar. 31 2008	Jun. 30 2008	Sep. 30 2008	Dec. 31 2008
Total net sales	$56.1	$60.1	$70.2	$57.3	$50.5	$51.3	$56.0	$37.5
Gross profit	12.3	12.6	12.9	11.1	10.0	11.0	9.3	7.3
Operating income (loss)	0.1	2.5	2.7	(0.1)	(0.1)	(5.4)	(0.3)	(5.2)
Net income (loss)	(1.0)	0.8	1.6	0.3	(0.2)	(5.3)	0.2	(5.8)

	Quarter Ended
	Mar. 31 2007	Jun. 30 2007	Sep. 30 2007	Dec. 31 2007	Mar. 31 2008	Jun. 30 2008	Sep. 30 2008	Dec. 31 2008
Total net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	22.0	20.9	18.4	19.3	19.9	21.4	16.6	19.3
Operating income (loss)	0.1	4.2	3.8	(0.1)	(0.1)	(10.5)	(0.6)	(13.8)
Net income (loss)	(1.8)	1.3	2.3	0.5	(0.5)	(10.3)	0.4	(15.4)

As is typical for us, quarterly total net sales fluctuated significantly because our customers typically place bulk orders with us, and a change in the number of orders shipped in any one period may have a material effect on the total net sales for that period.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.2 million at December 31, 2008.

The global banking crisis is affecting the availability of working capital to us, our vendors and our customers. Some vendors who extended us credit have experienced difficulties with their banks and have been forced to reduce the credit terms extended to us. We are also experiencing more rejection and withdrawal of customer credits by our factor and in a number of occasions, have been left with the option of either undertaking the credit risk internally or liquidating the finished goods at a loss. If the conditions in the banking and credit markets, and the overall economic conditions in general, do not improve, our liquidity may be materially and adversely affected.

We have significantly strengthened our balance sheet and improved our liquidity since 2007. The sale of all our Mexico assets for cash enabled us to repay our most expensive loans and as a result our financing cost has since substantially decreased. The IRS settlement and installment repayment plan removed a significant uncertainty in our financial condition which we have operated under for the past several years.

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

Other principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in the markets in which we sell our products;

•	decreases in market prices for our products;

•	increases in costs of raw materials;

•	increase in uncollectible accounts due to defaults; and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	the credit worthiness of our customers;

•	financial covenants contained in our current or future bank and debt facilities; and

•	volatility in the market price of our common stock or in the stock markets in general.

Certain of our private brands product lines are generally associated with higher selling, general and administrative expenses, due to significant design, development, and marketing costs compared to our private label business.

Cash flows for the years ended December 31, 2006, 2007 and 2008 were as follows (dollars in thousands):

Cash Flows:	2006	2007	2008
Net cash provided by (used in) operating activities	$15,047	$12,476	$(5,563)
Net cash provided by (used in) investing activities	$(5,071)	$21,455	$(204)
Net cash provided by (used in) financing activities	$(10,713)	$(34,345)	$10,489

Net cash used in operating activities was $5.6 million in 2008, as compared to net cash provided by operating activities in 2007 of $12.5 million and in 2006 of $15.0 million. Net cash used in operating activities in 2008 resulted primarily from a net loss of $11.1 million, an increase of $14.7 million of due from related parties and a decrease of accrued expenses of $2.8 million and income taxes payable of $7.1 million. The above was offset by of a decrease in accounts receivable of $16.8 million, a decrease in inventory of $6.1 million and impairment charges of goodwill of $6.7 million.

During 2008, net cash used in investing activities was $204,000, as compared to net cash provided by investing activities of $21.5 million in 2007 and net cash used in investing activities of $5.1 million in 2006. Net cash used in investing activities in 2008 resulted primarily from purchases of fixed assets of $942,000.

During 2008, net cash provided by financing activities was $10.5 million as compared to net cash used in financing activities of $34.3 million in 2007 and $10.7 million in 2006. Net cash provided by financing activities in 2008 resulted primarily from $9.6 million of our long-term borrowings and $885,000 on our short-term bank borrowings.

Debt Obligations

The following table summarizes our debt obligations:

	December 31,
	2007	2008
Short-term bank borrowings:
Import trade bills payable - DBS Bank and Aurora Capital	$4,600,293	$4,000,602
Bank direct acceptances - DBS Bank	1,222,998	3,591,801
Other Hong Kong credit facilities - DBS Bank	3,921,927	3,037,963

	$9,745,218	$10,630,366

Long-term obligations:
Equipment financing	$5,338	$—
Debt facility and factoring agreement – GMAC CF	2,997,793	12,606,796

	3,003,131	12,606,796
Less current portion	(3,003,131)	(12,606,796)

	$0.00	$0.00

DBS Bank Credit Facility

In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited (“DBS”), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries could borrow under this facility at any time was US $25 million. In November 2008, the maximum amount was temporarily decreased to $22 million. In March 2009, the maximum amount is reduced to $20 million as a result of the bank’s policy of cutting back credit to corporate clients. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which interest rate was 5.75% per annum at December 31, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which interest rate was 3.84% per annum at December 31, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay, and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2008, specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of December 31, 2008, we were in violation with the EBITDA and tangible net worth covenants and a waiver was obtained on March 11, 2009. As of December 31, 2008, $8.8 million was outstanding under this facility. In addition, $7.7 million of open letters of credit was outstanding and $5.5 million was available for future borrowings as of December 31, 2008.

Revolving Credit Facility – GMAC Commercial Finance

On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance, LLC (“GMAC CF”) by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. This is a revolving credit facility and initially had a term of 3 years. In February 2009, we entered into a consent and amendment pursuant to which GMAC CF approved the proposed acquisition by Gerard Guez and Todd Kay, the maximum amount of the credit facility was reduced to $40 million, and the credit facility was extended for an additional year. This extension is subject to an opt-out provision which allows GMAC to terminate the credit facility with a notice of 60 business days after the proposed acquisition is closed. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $40 million, and includes a letter of credit facility of up to $2 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the “prime rate” plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 3.75% per annum at December 31, 2008. During 2008, we breached a negative covenant prohibiting cash advances to third parties. The advances were fully repaid during 2008. A waiver was obtained on March 17, 2009. As of December 31, 2008, we were in violation of the EBITDA covenant and a waiver was obtained on March 17, 2009. A total of $12.6 million was outstanding with respect to receivables factored under the GMAC CF facility at December 31, 2008.

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

Equipment Loans

We had one equipment loan outstanding during 2008. The loan bore interest at 4.75% payable in installments through 2008, which we paid off in May 2008.

Letters of Credit

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of December 31, 2008, $1.8 million was outstanding under this facility and $1.2 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

The effective interest rates on bank borrowings as of December 31, 2007 and 2008 were 12.7% and 4.2%, respectively.

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

Contractual Obligations and Commercial Commitments

Following is a summary of our contractual obligations and commercial commitments available to us as of December 31, 2008 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt (1)	$13.1	$13.1	$—	$—	$—
Operating leases	$8.9	$1.5	$3.1	$2.2	$2.1
Minimum royalties	$8.3	$0.5	$1.4	$1.8	$4.6

Total Contractual Cash Obligations	$30.3	$15.1	$4.5	$4.0	$6.7

(1)	Includes interest on long-term debt obligations. Based on outstanding borrowings as of December 31, 2008, and assuming all such indebtedness remained outstanding during 2008 and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $473,000.

Commercial Commitments Available to Us	Total Amounts Committed to Us	Amount of Commitment Expiration per Period
		Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of credit	$80.0	$80.0	—	—	—
Letters of credit (within lines of credit)	$25.0	$25.0	—	—	—
Total Commercial Commitments	$80.0	$80.0	—	—	—

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

For a description of certain related party transactions, see “Item 13. Certain Relationships and Related Transactions, Director Independence” of this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At December 31, 2008, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

Interest Rate Risk. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of December 31, 2007, we had $1.2 million of fixed-rate borrowings and $11.6 million of variable-rate borrowings outstanding. As of December 31, 2008, we had $1.8 million of fixed-rate borrowings and $21.4 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $116,000 and $214,000 on our variable-rate borrowings for 2007 and 2008, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules” for our financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Members of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2008, the end of the period covered by this report. Members of the our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Controls and Procedures

During the fourth quarter ended December 31, 2008, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework”. Based on management’s evaluation and those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of March 18, 2009:

Name	Age	Position
Gerard Guez	53	Chairman of the Board of Directors and Interim Chief Executive Officer

Todd Kay	52	Vice Chairman of the Board of Directors

Patrick Chow	55	Chief Financial Officer and Director

Stephane Farouze	40	Director

Milton Koffman	85	Director

Simon Mani	57	Director

Joseph Mizrachi	63	Director

Mitchell Simbal	55	Director

Henry Chu	71	President of Tarrant Company Limited, Registrant’s Hong Kong subsidiary

Class I Directors: Terms Expiring in 2009

Patrick Chow

Patrick Chow was appointed as a director in November 2007, at the time he was named our Chief Financial Officer. Prior to being named Chief Financial Officer, Mr. Chow joined Tarrant Apparel Group in March 2007 as our Senior Vice President, Finance. Mr. Chow had previously served as our Chief Financial Officer and as a director from January 2002 through August 2004. From August 2004 until April 2005, Mr. Chow was a consultant for us and other companies, providing financial and accounting services. He joined Blue Holdings, Inc. (Nasdaq: BLUE) as Chief Financial Officer in April 2005, and served in that capacity until December 31, 2006. Mr. Chow has a Bachelor of Arts degree from the University of Hong Kong and two diplomas in Banking and Financial Studies from the Chartered Institute of Bankers United Kingdom.

Director Since: 2007 Age: 55

Stephane Farouze

Stephane Farouze has served as a director since May 2003. Mr. Farouze is currently a Managing Director with Deutsche Bank AG. Previously, from May 2003 to mid 2006, Mr. Farouze was Managing Director of Paradigm Global Advisors. From March 2000 to November 2000, Mr. Farouze was employed as the Global Head of Sales and Restructuring of Societe General Asset Management. From March 1998 to February 2000, Mr. Farouze was Head of Foreign Exchanges for the Italian Market for BNP. Mr. Farouze received a Bachelor of Science in Applied Arts and Sciences and a Business Administration (Finance) degree from San Diego State University in 1992.

Director Since: 2003 Age: 40

Member: Audit Committee, Compensation Committee

Milton Koffman

Milton Koffman has served as a director since November 2001. Since 1997, Mr. Koffman has been the Chairman of the Board for New Valu, Inc., a multi- faceted provider of investment capital, commercial loans and other financial services for various operating companies. Additionally, he is a founder and director of Global Credit Services, a leading provider of business information and analysis for manufacturing, financial, lending and real estate companies. Mr. Koffman has previously served on the boards of IEC Electronics, Jayark Corporation, Sattlers Department Stores, Walter Reed Theaters, Scoreboard, Inc. and the Gruen Watch Company. Mr. Koffman received a B.S. from Ohio State University in 1945.

Director Since: 2001 Age: 85

Member: Audit Committee, Compensation Committee

Mitchell Simbal

Mitchell Simbal has served as a director since June 2001. Since 1997, Mr. Simbal has been Senior Vice President of Retail Operations for Harrah’s Entertainment, which includes Caesars Palace, Paris Las Vegas, Bally’s and Flamingo Hilton. In this position, Mr. Simbal is responsible for a $170 million retail division. Mr. Simbal has a B.S. in accounting from the University of Hartford.

Director Since: 2001 Age: 55

Member: Audit Committee, Compensation Committee

Class II Director Nominees: Terms Expiring in 2010

Gerard Guez

Gerard Guez founded Tarrant Apparel Group in 1988 and has served as our Chairman of the Board since inception and as Chief Executive Officer from inception until 2001 and again from March 2003 through August 2004. Mr. Guez was re-appointed as Interim Chief Executive Officer, effective March 31, 2006. Mr. Guez also founded Tarrant Company Limited, our Hong Kong subsidiary, in 1985, and he has served as its Chairman since inception and Chief Executive Officer from 1985 through October 2001. Prior to founding Tarrant Company Limited, Mr. Guez served as the President of Sasson Jeans, L.A., Inc., which was a manufacturer and distributor of denim apparel under the “Sasson” license.

Director Since: 1998 Age: 53

Todd Kay

Todd Kay has served as our President from 1988 to September 1999 and from March 2000 to August 2003, and has served as Vice Chairman since September 7, 1999. Mr. Kay has also served as a director since 1988 and as a director of Tarrant Company Limited since 1986. Prior to joining us, Mr. Kay was a sales manager for Sasson Jeans, L.A., Inc. from 1979 to 1980 and served as President of JAG Beverly Hills, Inc., an apparel manufacturer, from 1980 to 1985.

Director Since: 1998 Age: 52

Simon Mani

Simon Mani has served as a director since December 2004. Since 1994, Mr. Mani has served as General Manager of Mani Brothers Real Estate Investment Group, a privately-held real estate investment firm that owns, renovates, operates, manages, and leases over 1 million square feet of commercial property. Previously, Mr. Mani served as President of the Sara Lee Fresh division of Sara Lee Bakery from 1992 until 2001. In this position Mr. Mani supervised over 1,500 employees and managed over 500 distributors. Mr. Mani and his brother founded the International Baking Company, which the Manis sold to Sara Lee Bakery in 1992.

Director Since: 2004 Age: 57

Member: Audit Committee, Compensation Committee

Joseph Mizrachi

Joseph Mizrachi has served as a director since June 2001. Since 1982, Mr. Mizrachi has been engaged in capital funding to finance buyouts of small and medium size companies. He has also been the Chairman of the Board of Midwest Properties Management, Inc. since 1980, which is engaged in the management of real estate, and he was formerly a member of the board of directors of American Realty Investors Inc. (NYSE) and he was a director and member of the loan committee of Heritage Bank in Washington, DC. Mr. Mizrachi received an undergraduate degree in Economics and Political Science in 1968 and a Master’s degree in Business Administration in Finance and Marketing in 1971, both from the Hebrew University in Jerusalem, Israel. He became a member of the American Society of Chartered Life Underwriter (CLU) in 1973 and a Chartered Financial Consultant (CFC) in 1982. In 1978, he received another Master’s degree in Business Administration and Financial Counseling (MFS) from The American College in Bryn Mawr, Pennsylvania.

Director Since: 2001 Age: 63

Member: Audit Committee, Compensation Committee

Other Executive Officer

Henry Chu

Henry Chu has served as President of Tarrant Company Limited, our Hong Kong subsidiary, since September 2001. Mr. Chu is also currently a director of Tarrant Company Limited a position he has held since 2002. Prior to joining Tarrant Company Limited, Mr. Chu was the founder and owner of a garment manufacturing company. Mr. Chu has over 30 years of experience in the garment industry.

Age: 71

Audit Committee

The Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee currently consists of Messrs. Farouze, Koffman, Mizrachi, Mani and Simbal, all of whom qualify as “independent” directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ). The Board of Directors has determined that Mitchell Simbal is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

Code of Ethics.

We have adopted a Code of Ethical Conduct that is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of our Code of Ethical Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Tarrant Apparel Group’s compensation program for senior executives is administered by the Compensation Committee of our Board of Directors. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans. The Compensation Committee is committed to ensure that its compensation plan is consistent with our company goals and objectives and the long term interests of its shareholders.

Our named executive officers for 2008 were as follows:

•	Gerard Guez, Chairman of the Board and Interim Chief Executive Officer;

•	Todd Kay, Vice Chairman of the Board;

•	Patrick Chow, Chief Financial Officer;

•	Henry Chu, President of our subsidiary, Tarrant Company Limited; and

•	Charles Ghailian, President of our subsidiary, Tag Mex, Inc. (resigned on May 2, 2008).

Overview of Compensation Philosophy and Objectives

Our compensation programs are designed to deliver a compensation package which is competitive in attracting and retaining key executive talent in the garment industry. Different programs are geared to short and longer term performance with the goal of increasing shareholder value over the long term. To achieve these objectives, the Compensation Committee has established an incentive program for our executive officers based on meeting specific revenue and margin criteria in which long term continued improvement in pre-tax profit is the goal. More specifically, the Compensation Committee believes that our executive compensation should encompass the following:

•	help attract and retain the most qualified individuals by being competitive with compensation packages paid to persons having similar responsibilities and duties in comparable businesses;

•	motivate and reward individuals who help us achieve our short term and long term objectives and thereby contribute significantly to the success of our company;

•	relate to the value created for shareholders by being directly tied to our financial performance and condition and the particular executive officer’s contribution; and

•	reflect the qualifications, skills, experience, and responsibilities of the particular executive officer.

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

Executive Compensation Components

For the year ended December 31, 2008, the principal components of compensation for the named executive officers were:

•	annual base salary;

•	annual discretionary incentive compensation;

•	stock options; and

•	retirement and other benefits.

Annual Base Salary

In general, base salary for each employee, including the named executive officers, is established based on the individual’s job responsibilities, performance and experience; our size relative to competitors; the competitive environment; and a general view as to available resources.

For our Chief Executive Officer, the Compensation Committee’s practice is to review the base salary to ensure competitiveness in the market place. Currently, our Chairman of the Board, Gerard Guez, is also serving as our Interim CEO. In 2007, the Compensation Committee approved an increase to Mr. Guez’s annual salary to $750,000, effective January 1, 2007, in part to compensate for the added responsibilities of acting as Interim Chief Executive Officer. No adjustments were made to Mr. Guez’s annual base salary in 2008. The Compensation Committee considers the base salaries of the named executives to ensure they take into account their performance, experience and retention value and that salary levels continue to be competitive with companies of similar size and complexity.

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

No discretionary cash bonuses were paid to our named executive officers in 2008 as a consequence of the economic downturn and the need to cut overhead drastically in response.

Stock Options and Stock Awards

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

In 2008, no named executive officers received stock option awards due to the pending proposal submitted by Messrs. Guez and Kay to acquire all of the publicly held shares of our common stock in a going-private transaction.

Retirement Benefits

We maintain a 401(k) plan for our employees. Named executive officers participate in these plans on the same terms as other eligible employees, subject to any legal limits on the amount that may be contributed by executives under the plans. We make a “matching” contribution equal to 100% of the employee’s contribution up to 5% of the employee’s annual compensation.

Other Benefits

•

Medical Benefits. Our employees have a choice of three coverage options under our company-sponsored group health insurance plan. Each option covers the same services and supplies but differs in the quality of provider network. During 2008, we fully funded the HMO portion of the employee coverage.

•

Dental Benefits. We maintain a group dental plan that covers preventive, basic and major services for employees and eligible dependents. During 2008, we fully funded the HMO portion of our California employee coverage and the PPO coverage for our New York employee coverage.

•

Life Insurance. We maintain a group life insurance plan that provides for basic life and accidental death and dismemberment coverage ranging from $10,000 to $50,000 depending on the employee classification. We pay the premiums under this plan.

•	Vacation. All employees are eligible for vacation based on years of service.

•	Other Perquisites. Vehicle and car allowances have been provided for certain named executives. We do not generally provide other perquisites for other employees.

•

Private Plane. From time to time our executives use a private plan owned by 477 Aviation LLC, a company owned by Gerard Guez for business purposes. We reimburse Mr. Guez for the fuel and related expenses incurred by 477 Aviation LLC for our executives’ business use of the aircraft. For 2008, the amount of expenses reimbursed was approximately $332,000.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Tarrant Apparel Group’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Stephane Farouze, Chairman
Milton Koffman
Joseph Mizrachi
Simon Mani
Mitchell Simbal

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each of our named executive officers, information concerning all compensation paid for services to us in all capacities for 2006, 2007 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)

Gerard Guez (1) Interim Chief Executive Officer and Chairman	2008 2007 2006	750,000 750,000 52,000	— — —	— — —	— — —	750,000 750,000 52,000

Patrick Chow (2) Chief Financial Officer	2008 2007	300,000 173,462	— —	22,225 19,690	— 14,731	322,225 207,883

Todd Kay Vice Chairman of the Board of Directors	2008 2007 2006	750,000 750,000 750,000	— — 150,000	— — —	50,000 50,000 71,154	800,000 800,000 971,154

Henry Chu President of Tarrant Company Limited	2008 2007 2006	335,484 335,484 335,484	— — —	34,849 40,841 21,819	1,548 1,548 33,255	371,881 377,873 390,558

Charles Ghailian (3) President of Tag Mex, Inc.	2008 2007 2006	236,104 540,858 383,968	— 83,000 170,000	67,856 524,331 77,207	150,003 — —	453,963 1,148,189 631,175

(1)	Mr. Guez was appointed as Interim Chief Executive Officer on March 31, 2006.
(2)	Mr. Chow was appointed as Chief Financial Officer on November 28, 2007.
(3)	Mr. Ghailian resigned from the company effective May 2, 2008. All stock options held by Mr. Ghailian have expired unexercised following termination of his employment.
(4)	The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2008, 2007 and 2006 with respect to stock options granted in those fiscal years as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, see note 14 to the consolidated financial statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.
(5)	All other compensation for 2006 consists of the following:

	Mr. Guez	Mr. Kay	Mr. Chu	Mr. Ghailian
Automobile allowance/lease	—	71,154	—	—
Cash-out of unused vacation	—	—	31,707	—
401(k) matching contribution	—	—	1,548	—

All other compensation for 2007 consists of the following:

	Mr. Guez	Mr. Chow	Mr. Kay	Mr. Chu	Mr. Ghailian
Automobile allowance/lease	—	—	50,000	—	—
Cash-out of unused vacation	—	5,769	—	—	—
401(k) matching contribution	—	8,962	—	1,548	—

All other compensation for 2008 consists of the following:

	Mr. Guez	Mr. Chow	Mr. Kay	Mr. Chu	Mr. Ghailian
Automobile allowance/lease	—	—	50,000	—	—
Cash-out of unused vacation	—	—	—	—	150,003
401(k) and other contribution	—	—	—	1,548	—

Grants of Plan-Based Awards in Fiscal Year 2008

There were no grants of plan-based equity or non-equity awards to any of our named executive officers in 2008.

Outstanding Equity Awards at Fiscal Year-End 2008

The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2008.

Name	Grant Date	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
		(#) Exercisable	(#) Unexercisable
Gerard Guez	5/15/2002	1,000,000	—		5.50	5/15/2012
	5/28/2003	1,000,000	—		3.65	5/28/2013
Patrick Chow	3/16/2007	25,000	50,000	(1)	1.63	3/16/2017
Todd Kay	5/15/2002	1,000,000	—		5.50	5/15/2012
	5/28/2003	1,000,000	—		3.65	5/28/2013
Henry Chu	10/31/2003	100,000	—		3.94	10/31/2013
	6/19/2006	70,652	70,652	(2)	1.84	6/19/2016

(1)	Vests with respect to 25,000 shares on each of March 16, 2009 and March 16, 2010.
(2)	Vests with respect to 35,326 on each of June 19, 2009 and June 19, 2010.

Option Exercises and Stock Vested in Fiscal Year 2008

There were no stock option exercises by any of our named executive officers during 2008. No stock awards vested for any named executive officer during 2008.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

Except for our agreement with Henry Chu described below, we do no have written employment agreements with any of our other named executive officers.

We entered into a new employment agreement as of September 18, 2008 with Henry Chu, President of our Hong Kong subsidiary Tarrant Company Limited. This employment agreement is for a term of two years.

Mr. Chu’s employment agreement provides for a monthly salary of HKD200,000 (or approximately US$25,806 per month). The agreement provides that either party may terminate the agreement upon two months advance written notice to the other party. As a result, if we were to immediately terminate Mr. Chu’s employment, we would be required to continue to pay him two months’ salary, or approximately (US) $51,612.

Potential Termination and Change in Control Benefits

We do not have a formal plan for severance or separation pay for our employees, but from time to time we may include a severance provision in the employment agreements of our executive officers that is triggered in the event of involuntary termination without cause or in the event of a change in control. Currently, except for Henry Chu’s employment agreement, none of our named executive officers are entitled to receive severance payments upon a termination of employment.

Our stock option plans provide that upon a change in control of the Company, all outstanding stock options will immediately become vested and exercisable. As of December 31, 2008, there were no unvested stock options held by the named executive officers that had an exercise price lower than the closing price of our common stock on December 31, 2008 of $0.54 per share, as reported by NASDAQ. As a result, there would have been no value of the accelerated vesting had a change in control occurred on December 31, 2008. Currently, there are no other benefits payable to our named executive officers upon a change in control.

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

Director Summary Compensation Table

The following table details the total compensation earned by our non-employee directors in 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(6)	Total ($)
Stephane Farouze (1)	50,000	987	50,987
Milton Koffman (2)	141,500	987	142,487
Simon Mani (3)	141,500	987	142,487
Joseph Mizrachi (4)	174,000	987	174,987
Mitchell Simbal (5)	176,000	987	176,987
Total:	$683,000	$4,935	$687,935

(1)	As of December 31, 2008, Mr. Farouze held options to purchase a total of 24,000 shares.
(2)	As of December 31, 2008, Mr. Koffman held options to purchase a total of 28,000 shares.
(3)	As of December 31, 2008, Mr. Mani held options to purchase a total of 24,000 shares.
(4)	As of December 31, 2008, Mr. Mizrachi held options to purchase a total of 32,000 shares.
(5)	As of December 31, 2008, Mr. Simbal held options to purchase a total of 28,000 shares.
(6)	The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2008 with respect to stock options granted in 2008 as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, see note 14 to the consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

Director Compensation Policy

We pay to each non-employee director a monthly cash retainer of $4,000 for service as a director. We also reimburse non-employee directors for all expenses incurred in their capacity as a member of the Board. In addition, the Chairman of each Board committee receives $2,000 per year for such service.

Our current practice is to grant each non-employee director an initial option to purchase 20,000 shares of our common stock upon joining the Board of Directors, and, thereafter, to grant each non-employee an option to purchase 4,000 shares of common stock on the date of each annual meeting at which such person is re-elected to serve as a director. These options have an exercise price equal to the fair market value of such shares on the date of grant, become exercisable so long as the recipient continues to serve as a director in four equal annual installments commencing on the first anniversary of the grant thereof, and expire on the tenth anniversary of the date of grant. However, no options were granted to directors during 2008 due, in part, to the pending acquisition proposal originally submitted by Mr. Guez and Mr. Kay in April 2008.

Special Committee of the Board

In April 2008, a separate Special Committee of our Board of Directors was created comprised of four non-employee independent directors for the purposes of reviewing, evaluating and making a recommendation to our Board of Directors with respect to the proposed acquisition of Tarrant by Gerard Guez and Todd Kay. The Special Committee is comprised of Mitchell Simbal and Joseph Mizrachi, who serve as Co-Chairmen of the committee, and Milton Koffman and Simon Mani. The Special Committee members are paid for their service on the Special Committee as follows: (1) the Co-Chairmen of the Special Committee each received a non-refundable flat fee of $100,000 and all other members received a non-refundable flat fee of $80,000 and (2) the Co-Chairmen of the Special Committee each receive a per meeting fee of $2,000 per Special Committee meeting and each of the other members of the Special Committee receive a per meeting fee of $1,500 per Special Committee meeting. These fees are not dependent on the success of the acquisition or on the Special Committee’s recommendations with respect to the acquisition. The table above includes the fees paid to the Special Committee members in 2008.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of Stephane Farouze, Milton Koffman, Joseph Mizrachi, Simon Mani and Mitchell Simbal. None of these individuals was an officer or employee of the Company at any time during fiscal 2008. No current executive officer of the Company has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 13, 2009, unless otherwise indicated, certain information relating to the ownership of our common stock by (i) each of our directors, (ii) each of our current named executive officers, (iii) all of our current named executive officers and directors as a group, and (iv) each other shareholder who, to our knowledge, beneficially owns 5% or more of our common stock. Except as listed below, there are no other persons known to us to the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as may be indicated

in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 801 South Figueroa Street, suite #2500, Los Angeles, CA 90017, unless otherwise set forth below such person’s name.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent (1)
Directors and Executive Officers:
Gerard Guez	12,116,416	(2)	37.2%
Todd Kay	4,562,667	(3)	14.0%
Henry Chu	170,652	(4)	*
Patrick Chow	50,000	(5)	*
Stephane Farouze	102,000	(6)	*
Simon Mani	37,000	(8)	*
Milton Koffman	36,000	(7)	*
Joseph Mizrachi	30,000	(5)	*
Mitchell Simbal	26,000	(5)	*
Directors and officers as a group (9 persons)	17,130,735	(9)	49.1%

Other 5% Beneficial Owners:
Guggenheim Capital, LLC	3,500,000	(10)	10.3%
227 West Monroe Street, Chicago, IL 60606
Serge Kraif	3,350,065	(11)	11.0%
10 Avenue Krieg, Geneva, Switzerland V8 1208
GMM Capital LLC	1,583,700	(12)	5.2%
1450 Broadway, 38th Floor, New York, NY 10018

*	Less than one percent.
(1)	Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 13, 2009. Percentage ownership is based upon 30,543,763 shares of common stock issued and outstanding as of March 13, 2009.
(2)	Includes 2,000,000 shares of common stock issuable upon exercise of stock options which are exercisable. Mr. Guez has pledged an aggregate of 3,691,565 of such shares to financial institutions to secure the repayment of loans to Mr. Guez or corporations controlled by Mr. Guez.
(3)	Includes (i) 2,532,667 issued and outstanding shares beneficially owned by Mr. Kay in his capacity as Co-Trustee of the Kay Living Trust and (ii) 2,000,000 shares of common stock issuable upon exercise of stock options which are exercisable.
(4)	Includes 170,652 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 12, 2009.
(5)	Consists entirely of shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 12, 2009.
(6)	Includes 22,000 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 12, 2009.

(7)	Includes 26,000 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 12, 2009.
(8)	Includes 22,000 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 12, 2009.
(9)	Includes 4,346,652 shares of common stock issuable upon exercise of stock options, which are or will become exercisable on or prior to May 12, 2009.
(10)	Information taken from Schedule 13D filed with the SEC on June 27, 2006. Consists of shares of common stock issuable upon exercise of currently exercisable warrants. Guggenheim Capital, LLC exercises power over 1,892,857 shares through Guggenheim Investment Management, LLC and power over 1,607,143 shares through Midland Advisors Company, both of which are subsidiaries of Guggenheim Capital, LLC. Of these shares, Orpheus Holdings, LLC is the owner of warrants to purchase 1,892,587 shares. Guggenheim Investment Management, LLC is the manager of Orpheus Holdings, LLC and may be deemed to beneficially own such shares. Each of these persons disclaims membership in a group, as defined in Section 13(d)(3) of the Securities Exchange Act.
(11)	Information taken from filings documents filed with the SEC by Serge Kraif.
(12)	Information taken from Schedule 13G filed with the SEC on February 15, 2007. GMM Trust is the sole member of GMM Capital LLC and shares voting and investment power with respect to the shares.

The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and our other shareholders, or taken from documents filed with the SEC.

Potential Change in Control Transactions

On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66  2/3% of the outstanding shares of our common stock and other customary conditions to closing.

We will be filing a definitive proxy statement and other documents concerning the proposed acquisition with the Securities and Exchange Commission. Shareholders are urged to read the proxy statement when it becomes available and any other relevant documents filed with the SEC because they will contain important information on the proposed transaction.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,881,909	$4.16	2,856,741
Equity compensation plans not approved by security holders	270,000	$0.90	—

Total	6,151,909	$4.02	2,856,741

Material Features of Individual Equity Compensation Plans not Approved by Shareholders

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

In early 2008, we learned that two entities from which we have purchased finished goods, Star Source, LLC and AJG Inc. dba Astrologie, are beneficially owned by an adult son of Charles Ghailian, one of our named executive officers. The policies described above for review and approval of related party transactions were not followed with respect to the transactions with these entities because the relationship with Mr. Ghailian was not previously known to us.

Reportable Related Person Transactions

Other than the employment arrangements described elsewhere in this Proxy Statement and the transactions described below, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•

in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing Company, LLC, an entity beneficially owned by Gerard Geuz, our Chairman and Interim Chief Executive Officer. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, and Todd Kay, our Vice Chairman. The sublease for the Figueroa Street facility has an initial term of nine months. Our lease for the executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five year term. We will continue to pay rent on the premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $1.1 million in 2008 in rent for office and warehouse facilities at these locations. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month-to-month basis. We received $300,000 in rental income from this sublease for the year ended December 31, 2008.

From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2008 was approximately $1,944,000. At December 31, 2008, the entire balance due from Mr. Guez totaling $1.6 million was reflected as a reduction of shareholders’ equity. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $137,000 for the year ended December 31, 2008. Mr. Guez paid expenses on our behalf of approximately $437,000 for the year ended December 31, 2008, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our officers or directors.

Azteca Production International, Inc. (“Azteca”) is owned by the brothers of Gerard Guez. We purchased $1.1 million, $499,000 and $0 of finished goods, fabric and service from Azteca and its affiliates for the years ended December 31, 2006, 2007 and 2008, respectively. Our total sales of fabric and service to Azteca in 2006, 2007 and 2008 were $9,000, $0 and $0, respectively. Based on the repayment history of Azteca and litigation which Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. In 2007, we therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. We did not receive any payment during 2008 so we made an additional reserve of $1.5 million in the general and administrative expense in the fourth quarter of 2008. As a result, the amount owed by Azteca recorded on the consolidated balance sheets was $0 as of December 31, 2008. Net amount due from this related party as of December 31, 2007 was $1.5 million.

On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing for the year ended December 31, 2008 was $30.7 million. Net amounts due from this related party as of December 31, 2008 and $21.6 million. Of the $21.6 million due from this related party at December 31, 2008, $13.8 million was overdue and $8.0 million was subsequently repaid.

We purchased $8.7 million, $10.4 million and $6.5 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie for the years ended December 31, 2006, 2007 and 2008, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our former employees who resigned in May 2008.

On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66  2/3% of the outstanding shares of our common stock and other customary conditions to closing.

Director Independence

As required under The NASDAQ Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs Farouze, Koffman, Mizrachi, Mani and Simbal. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to SingerLewak LLP

The following table sets forth fees for services billed to us by SingerLewak LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Audit fees (1)	$413,000	$379,000
Audit-related fees (2)	10,000	—
Tax fees (3)	—	—
All other fees	—	—

Total	$423,000	$379,000

(1)	Audit fees include the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees.
(3)	Tax fees consist of services for tax compliance, tax advice and tax planning.

All of the services described above were approved by our Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independent accountant’s independence, and has approved any such services.

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

See the Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Tarrant Apparel Group

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Tarrant Apparel Group and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Tarrant Apparel Group listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarrant Apparel Group and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Standards No. 157, “Fair Value Measurements” and Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” on January 1, 2008.

We were not engaged to examine management’s assessment of the effectiveness of Tarrant Apparel Group’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/SINGERLEWAK LLP

SINGERLEWAK LLP

Los Angeles, California

March 17, 2009

TARRANT APPAREL GROUP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$491,416	$5,212,293
Restricted cash	—	100,000
Accounts receivable, net of $2.0 million and $0.6 million allowance for returns, discounts and bad debts at December 31, 2007 and 2008, respectively	34,622,119	19,198,746
Due from related parties	6,812,951	21,581,447
Inventory	13,140,598	7,065,805
Temporary quota rights	5,028	35,835
Prepaid expenses	1,277,361	1,202,461
Deferred tax assets	161,818	146,401

Total current assets	56,511,291	54,542,988

Property and equipment, net of $8.3 million and $7.4 million accumulated depreciation and amortization at December 31, 2007 and 2008, respectively	1,531,322	1,985,526
Due from related parties, net of $1.0 million reserve and $0.8 million adjustment to fair value at December 31, 2007 and net of $2.6 million reserve and $0.8 million adjustment to fair value at December 31, 2008	1,740,707	138,700
Equity method investment	945,342	—
Deferred financing cost, net of $0.2 million and $0.4 million accumulated amortization at December 31, 2007 and 2008, respectively	213,876	67,217
Other assets	101,692	1,691
Goodwill, net	9,945,005	3,282,845

Total assets	$70,989,235	$60,018,967

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term bank borrowings	$9,745,218	$10,630,366
Accounts payable	11,784,534	11,679,398
Accrued expenses	8,627,445	5,850,393
Income taxes	16,525,237	4,222,909
Current portion of long-term obligations and factoring arrangement	3,003,131	12,606,796

Total current liabilities	49,685,565	44,989,862

Income taxes	—	5,163,568

Total liabilities	49,685,565	50,153,430

Minority interest in PBG7	60,520	60,398

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2008	—	—
Common stock, no par value, 100,000,000 shares authorized; 32,043,763 shares and 30,543,763 shares issued and outstanding at December 31, 2007 and 2008, respectively	116,672,465	115,757,465
Warrants to purchase common stock	7,314,239	5,515,506
Contributed capital	10,862,902	12,918,949
Accumulated deficit	(111,662,856)	(122,744,111)
Notes receivable from officer/shareholder	(1,943,600)	(1,642,670)

Total shareholders’ equity	21,243,150	9,805,139

Total liabilities and shareholders’ equity	$70,989,235	$60,018,967

See accompanying notes.

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2007	2008
Net sales	$228,038,373	$224,289,591	$164,623,157
Net sales to related party	4,363,316	19,431,054	30,685,078

Total net sales	232,401,689	243,720,645	195,308,235

Cost of sales	178,100,779	177,109,432	129,293,910
Cost of sales to related party	3,658,806	17,711,950	28,437,243

Total cost of sales	181,759,585	194,821,382	157,731,153

Gross profit	50,642,104	48,899,263	37,577,082
Selling and distribution expenses	11,016,352	14,723,837	11,107,637
General and administrative expenses	26,878,871	24,312,038	29,180,398
Royalty expenses	2,814,929	1,863,507	1,581,197
Goodwill impairment charges	—	—	6,662,160
Loss on notes receivable - related parties	27,137,297	—	—
Terminated acquisition expenses	—	2,000,000	—
Adjustment to fair value of long-term due from related parties	—	807,875	—

Income (loss) from operations	(17,205,345)	5,192,006	(10,954,310)
Interest expense	(6,059,628)	(4,117,914)	(809,498)
Interest income	1,181,437	168,690	274,136
Interest in income of equity method investee	79,696	156,441	88,635
Other income	335,731	4,094,317	2,021,790
Adjustment to fair value of derivative	315,134	195,953	—
Loss on equity method investment	—	—	(898,977)
Other expense	(435,586)	(4,976,813)	(111,269)

Income (loss) before provision (credit) for income taxes and minority interest	(21,788,561)	712,680	(10,389,493)
Provision (credit) for income taxes	453,090	(1,041,010)	691,885
Minority interest	(20,903)	6,183	(123)

Net income (loss)	$(22,220,748)	$1,747,507	$(11,081,255)

Net income (loss) per share – Basic	$(0.73)	$0.06	$(0.35)

Net income (loss) per share – Diluted	$(0.73)	$0.06	$(0.35)

Weighted average common and common equivalent shares outstanding:
Basic	30,545,599	30,617,736	31,293,763

Diluted	30,545,599	30,617,736	31,293,763

See accompanying notes.

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 and 2008

	Preferred Stock	Number of Shares	Common Stock	Number of Shares	Warrants	Contributed Capital	Accumulated deficit	Notes from Shareholders	Total Shareholders’ Equity
Balance at January 1, 2006	$—	—	$114,977,465	30,553,763	$2,846,833	$10,004,331	$(90,189,615)	$(2,278,703)	$35,360,311
Net loss	—	—	—	—	—	—	(22,220,748)	—	(22,220,748)
Stock-based compensation	—	—	—	—	—	187,180	—	—	187,180
Cancellation of common stock	—	—	—	(10,000)	—	—	—	—	—
Issuance of warrants with debentures	—	—	—	—	4,467,406	—	—	—	4,467,406
Repayment from shareholder	—	—	—	—	—	—	—	128,018	128,018

Balance at December 31, 2006	$—	—	$114,977,465	30,543,763	$7,314,239	$10,191,511	$(112,410,363)	$(2,150,685)	$17,922,167
Accounting for uncertain tax position	—	—	—	—	—	—	(1,000,000)	—	(1,000,000)
Net income	—	—	—	—	—	—	1,747,507	—	1,747,507
Stock-based compensation	—	—	—	—	—	771,391	—	—	771,391
Exercise of stock options	—	—	1,695,000	1,500,000	—	—	—	—	1,695,000
Dissolution of a partnership	—	—	—	—	—	(100,000)	—	—	(100,000)
Repayment from shareholder	—	—	—	—	—	—	—	207,085	207,085

Balance at December 31, 2007	$—	—	$116,672,465	32,043,763	$7,314,239	$10,862,902	$(111,662,856)	$(1,943,600)	$21,243,150
Net loss	—	—	—	—	—	—	(11,081,255)	—	(11,081,255)
Stock-based compensation	—	—	—	—	—	257,314	—	—	257,314
Rescission on common stock due to settlement	—	—	(915,000)	(1,500,000)	—	—	—	—	(915,000)
Expiration of warrants	—	—	—	—	(1,798,733)	1,798,733	—	—	—
Repayment from shareholder	—	—	—	—	—	—	—	300,930	300,930

Balance at December 31, 2008	$—	—	$115,757,465	30,543,763	$5,515,506	$12,918,949	$(122,744,111)	$(1,642,670)	$9,805,139

See accompanying notes.

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
Operating activities:
Net Income (loss)	$(22,220,748)	$1,747,507	$(11,081,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) Operating activities:
Deferred taxes	237,045	(38,211)	15,418
Depreciation and amortization of property and equipment	455,124	414,909	316,963
Amortization of deferred financing cost	2,525,210	1,532,295	146,658
Write-off of deferred financing cost and debt discount	—	4,950,616	—
Adjustment to fair value of derivative	(315,134)	(195,953)	—
Reserve of long-term due from related parties	—	1,000,000	1,551,097
Goodwill impairment charges	—	—	6,662,160
Adjustment to fair value of long-term due from related parties	—	807,875	—
Loss (gain) on notes receivable - related parties	27,137,297	(3,750,000)	—
Terminated acquisition expenses	—	2,000,000	—
Income from equity method investment	(79,696)	(156,441)	(88,635)
Loss on disposition of equity method investment	—	—	898,977
Loss (gain) on sale of property and equipment	35,587	20,048	111,269
Gain on sale of marketable securities	—	—	(242,030)
Minority interest	(20,903)	6,183	(123)
Gain on settlement	—	—	(915,000)
Stock-based compensation	187,180	771,391	257,314
Change in the provision for returns and discounts	292,356	(333,648)	(483,847)
Change in the provision for bad debts	(1,167,248)	234,066	(941,770)
Changes in operating assets and liabilities:
Restricted cash	—	—	(100,000)
Accounts receivable	6,528,104	14,056,128	16,848,990
Due to/from related parties	(1,160,821)	(3,118,230)	(14,717,587)
Inventory	13,305,121	4,633,506	6,074,793
Temporary quota rights	(32,217)	27,189	(30,807)
Prepaid expenses	900,886	263,194	74,902
Other assets	—	125,000	100,000
Accounts payable	(10,593,284)	(10,901,140)	(105,137)
Accrued expenses	(596,148)	(280,213)	(2,777,052)
Income taxes payable	(371,164)	(1,339,888)	(7,138,760)

Net cash provided by (used in) operating activities	15,046,547	12,476,183	(5,563,462)
Investing activities:
Purchase of marketable securities	—	—	(586,469)
Proceeds from sale of marketable securities	—	—	828,499
Purchase of property and equipment	(208,571)	(553,060)	(941,885)
Proceeds from sale of property and equipment	6,346	1,135	59,450
Collection on notes receivable - related parties	1,086,110	—	—
Collection of notes receivable	—	17,750,000	—
Distribution from equity method investee	67,500	—	135,000
Deposit in acquisition	(5,000,000)	—	—
Refund of deposit in acquisition	—	4,750,000	—
Due diligence fees in acquisition	(1,050,256)	(699,744)	—
Trademark	(100,000)	—	—
Collection of advances from shareholders/officers	128,018	207,085	300,930

Net cash provided by (used in) investing activities	(5,070,853)	21,455,416	(204,475)
Financing activities:
Short-term bank borrowings, net	(137,351)	(3,950,964)	885,148
Proceeds from long-term obligations	235,101,785	205,837,789	177,379,072
Payment of financing costs	(2,405,201)	—	—
Payment of long-term obligations and bank borrowings	(236,359,516)	(222,426,561)	(167,775,406)
Repayment of term loan	—	(15,500,000)	—
Proceeds (repayments) from convertible debentures	(6,912,626)	—	—
Exercise of stock options	—	1,695,000	—

Net cash provided by (used in) financing activities	(10,712,909)	(34,344,736)	10,488,814

Increase (decrease) in cash and cash equivalents	(737,215)	(413,137)	4,720,877
Cash and cash equivalents at beginning of year	1,641,768	904,553	491,416

Cash and cash equivalents at end of year	$904,553	$491,416	$5,212,293

See accompanying notes.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Basis of Consolidation

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, and Mexico. At December 31, 2008, we own 75% of PBG7, LLC (“PBG7”). We previously owned 50.1% of United Apparel Ventures (“UAV”), which was dissolved on February 27, 2007. The dissolution of UAV did not have a material impact on our consolidated financial statements. We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 49.9% minority interest in UAV was owned by Azteca Production International, a corporation owned by the brothers of our Chairman and Interim Chief Executive Officer, Gerard Guez. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

Risk and Uncertainties – Debt Covenants

As discussed in Note 9 of the “Notes to Consolidated Financial Statements,” our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth; and required interest coverage ratio and leverage ratio. If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. See Note 9 of the “Notes to Consolidated Financial Statements” for a further discussion of the credit facilities and related debt covenants. During 2008, we breached a negative covenant prohibiting cash advances to third parties. The advances were fully repaid during 2008. A waiver was obtained in March 2009. As of December 31, 2008, we were in violation of the EBITDA and tangible net worth covenants and waivers of the defaults were obtained in March 2009 from our lenders.

Revenue Recognition

Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid (“LDP”) terms, revenue is recognized either at the point our goods leave Customs for direct shipments or at the point our goods leave our warehouse, or at the point our goods arrive at customers’ warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

We often arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory. Generally, the factories pay us for the fabric with offsets against the price of the finished goods.

Shipping and Handling Costs

Freight charges are included in selling and distribution expenses in the statements of operations and amounted to $781,000, $641,000 and $338,000 for the years ended December 31, 2006, 2007 and 2008, respectively. In 2006, 2007 and 2008, we did some billing for freight to specialty stores although the amount was insignificant.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less when purchased. Restricted cash refers to cash deposit(s) held as collateral by lending institution(s) to either guarantee our liabilities and/or loans. Cash and cash equivalents held in foreign financial institutions totaled $262,000 and $411,000 as of December 31, 2007 and 2008, respectively. Cash is deposited with what we believe are highly credited quality financial institutions and may exceed FDIC insured limits. As of December 31, 2007 and 2008, cash deposited in financial institutions that exceeded FDIC insured limits was $660,000 and $4.8 million, respectively. Restricted cash is not considered a cash equivalent for purposes of the statement of cash flows.

Marketable Securities

In January 2008, we invested $586,000 in marketable securities which were classified as trading marketable securities. We sold all of the investments in marketable securities during the year; proceeds from the sale were $828,000 and the gain of $242,000 was reported in other income in the consolidated statements of operations for the year ended December 31, 2008.

Accounts Receivable—Allowance for Returns, Discounts and Bad Debts

We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount. As of December 31, 2007 and 2008, the balance of the allowance for returns, discounts and bad debts was $2.0 million and $552,000, respectively.

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

Selling and Distribution Expenses

Selling and distribution expenses include expenses related to samples, travel and entertainment, salaries, rent, warehouse handling, other office expenses, professional fees, freight out, sales promotion expense and selling commissions incurred in the sales process.

General and Administrative Expenses

General and administrative expenses include expenses related to research and product development, travel and entertainment, salaries, rent, other office expenses, depreciation and amortization, professional fees and bank charges.

License Agreements and Royalty Expenses

We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of our products. These agreements require us to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See Note 13 of the “Notes to Consolidated Financial Statements” regarding various agreements we have entered into.

Royalty expense for each of the three fiscal years ended December 31, 2006, 2007 and 2008 were $2.8 million, $1.9 million and $1.6 million, respectively.

Deferred Rent Provision

When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. Furthermore, this amount also includes $461,000 of tenant improvement allowance, which is also recognized on a straight-line basis from the date the asset was put into place up to the end of the lease term and/or the end of the asset’s useful life, whichever comes first. As of December 31, 2007 and 2008, deferred rent of $260,000 and $661,000, respectively was recorded under accrued expense in our consolidated financial statements.

Derivative Activities

Warrant Derivatives

Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes model. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. At December 31, 2006, there was income of $511,000 recorded as adjustment to fair value of derivative in our consolidated statements of operations. See Note 9 of the “Notes to Consolidated Financial Statements”

Foreign Currency Forward Contract

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

SFAS No. 133 requires measurement of certain derivative instruments at their fair value for accounting purposes. All derivative instruments are recorded on our balance sheet at fair value; as a result, we mark to market all derivative instruments. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustment to fair value of derivative. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction was undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward contract which had a maturity of less than one year. Hedge ineffectiveness resulted in a loss of $196,000 in our consolidated statements of operations as of December 31, 2006. At December 31, 2007 and 2008, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations as of December 31, 2007.

Product Design, Advertising and Sales Promotion Costs

Product design, advertising and sales promotion costs are expensed as incurred. Product design, advertising and sales promotion costs included in selling, general and administrative expenses in the accompanying statements of operations amounted to approximately $2.7 million, $3.9 million and $2.8 million in 2006, 2007 and 2008, respectively.

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

Long-Lived Assets

We account for long-lived assets, which include property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds it estimated fair value, an impairment charge is recognized to the extent of the difference.

We assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2006, 2007 or 2008. Net property and equipment balance of $1.5 million and $2.0 million at December 31, 2007 and 2008, respectively.

Intangible Assets and Goodwill

We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” We assess the need for impairment of identifiable intangibles with indefinite lives (not subject to amortization), and goodwill with a fair-value-based test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

•	a significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

•	a significant negative industry or economic trend.

We utilized the discounted cash flow methodology to estimate fair value. At December 31, 2007, we had a goodwill balance of $9.9 million, as compared to a goodwill balance of $3.3 million at December 31, 2008. During the year ended December 31, 2007, we did not recognize any need for impairment related to goodwill. During the year ended December 31, 2008, we recognized $6.7 million for impairment charges related to goodwill. See Note 8 of the “Notes to Consolidated Financial Statements.”

On July 29, 2008, Mervyn’s LLC filed for bankruptcy protection. Mervyn’s was the most significant customer of our FR TCL-Chazzz/MGI division, representing approximately 22% and 37% of sales of this division in the first six months of 2008 and in the twelve months of 2007, respectively. As a result of the bankruptcy filing, we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. After taking the two step analysis outlined above, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008. Subsequently we did not recognize any additional impairment charge to goodwill relating to this division as of December 31, 2008.

On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie LLC and American Rag Cie II providing for a settlement and release of all claims with respect to our previously disclosed litigation with American Rag Cie LLC and American Rag Cie II. As a result of the Settlement Agreement, the parties agreed to dismiss all pending litigation and release all claims. We also returned our 45% membership interest in American Rag Cie LLC, and our 5,000 shares in American Rag Compagnie. We recorded an impairment of goodwill of $1.4 million in the fourth quarter of 2008 as a result of the disposition of our equity interest in American Rag Cie LLC and American Rag Compagnie. See Note 6 of the “Notes to Consolidated Financial Statements.”

Deferred Financing Cost

Deferred financing costs were $214,000 and $67,000 at December 31, 2007 and 2008, respectively. These costs of obtaining financing and issuance of debt instruments are being amortized on a straight-line basis over the term of the related debt. Amortization expenses for deferred charges were $2.5 million, $1.5 million and $147,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which prescribes the use of the liability method to compute the differences between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates. A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized.

Our foreign subsidiary had an accumulated earning and profit deficit at December 31, 2007 and 2008. Any current year foreign earning and profit will be reported by us as dividends on our tax returns.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income taxes payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

We and our subsidiaries file income taxes returns in the U.S., Hong Kong, Luxembourg, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005 but are not currently being audited by other states or subject to non-U.S. income taxes jurisdictions for years open in those taxing jurisdictions.

In January 2004, the Internal Revenue Service (“IRS”) completed its examination of our Federal income taxes returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income taxes payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income taxes return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008, we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $5.2 million of income taxes payable from current payable to long-term as of December 31, 2008.

The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income taxes benefits and would be recorded as a component of income taxes expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income taxes expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income taxes benefits. During 2007, we de-recognized uncertain tax positions through negotiations and settlement with various tax jurisdictions. After the settlements, there was no unrecognized tax benefit as of December 31, 2007 and 2008. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively. As of December 31, 2008, the accrued interest and penalties were $4.8 million and $332,000, respectively.

In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001, Luxembourg from 2008 and Mexico from 2001.

Net Income (Loss) Per Share

Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings Per Share”. A reconciliation of the numerator and denominator of basic income (loss) per share and diluted income (loss) per share is as follows:

	Year Ended December 31,
	2006	2007	2008
Basic EPS Computation:
Numerator:
Reported net income (loss)	$(22,220,748)	$1,747,507	$(11,081,255)

Denominator:
Weighted average common shares outstanding	30,545,599	30,617,736	31,293,763

Basic EPS	$(0.73)	$0.06	$(0.35)

Diluted EPS Computation:
Numerator:
Reported net income (loss)	$(22,220,748)	$1,747,507	$(11,081,255)

Denominator:
Weighted average common shares outstanding	30,545,599	30,617,736	31,293,763
Incremental shares from assumed exercise of warrants	—	—	—
options	—	—	—

Total shares	30,545,599	30,617,736	31,293,763

Diluted EPS	$(0.73)	$0.06	$(0.35)

The following potentially dilutive securities were not included in the computation of loss per share in 2006 and 2008, because to do so would have been anti-dilutive, and potentially dilutive securities were not included in the computation of income per share in 2007 as the exercise prices of the securities were greater than the average market price for 2007:

	2006	2007	2008
Options	7,673,659	8,214,209	5,881,909
Warrants	5,931,732	5,931,732	5,050,000

Total	13,605,391	14,145,941	10,931,909

Dividends

We did not declare or pay any cash dividends in 2006, 2007 or 2008. We intend to retain any future earnings for use in our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, our credit agreements prohibit the payment of dividends during the term of the agreements.

Foreign Currency Translation

Assets and liabilities of our Hong Kong subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which we transact business in Hong Kong is the Hong Kong dollar.

Transaction gains or losses, other than inter-company debt deemed to be of a long-term nature, are included in net income (loss) in the period in which they occur. Foreign currency gains and losses resulting from translation of assets and liabilities related to our Hong Kong subsidiaries were insignificant in 2006, 2007 and 2008.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that we could realize in a current market exchange. The carrying amounts of cash and cash equivalents, receivables, inventory, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate fair values. The carrying amounts of our variable rate borrowings under the various short-term borrowings and long-term debt arrangements approximate fair value.

Concentration of Credit Risk

Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash equivalents, trade accounts receivable, related party receivables and amounts due from factor.

Our products are primarily sold to high-volume retailers and wholesalers. These customers can be significantly affected by changes in economic, competitive or other factors. We make substantial sales to a relatively few, large customers. In order to minimize the risk of loss, we assign certain of our domestic accounts receivable to a factor without recourse or require letters of credit from our customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. At December 31, 2007 and 2008, approximately 31% and 52%, respectively of accounts receivable were due from two customers. The following table presents the percentage of net sales concentrated with certain customers.

	Percentage of Net Sales
Customer	2006	2007	2008
Macy’s Merchandising Group	18.9	21.1	27.4
Seven Licensing Company (related party)	1.9	8.0	15.7
Chico’s	8.5	11.3	12.8
New York & Co.	4.5	12.5	9.9
Mothers Work	9.3	8.4	6.3
Mervyn’s	11.9	8.3	4.5

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis for which delayed application is permitted until fiscal year beginning January 1, 2009. We adopted the provision of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition. We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities- Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted the provision of SFAS No. 159 beginning January 1, 2008 and have elected not to use the fair value option to measure qualified financial assets and financial liabilities under SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 141(R) on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51”. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as an entity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring them to be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. As this pronouncement is only disclosure-related, it will not have an impact on our result of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently assessing the impact of SFAS No. 162 on our result of operations and financial condition.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2007	2008
U.S. trade accounts receivable	$4,277,218	$1,015,340
Foreign trade accounts receivable	6,809,971	4,433,595
Factored accounts receivable	25,294,525	14,011,129
Other receivables	217,681	290,341
Allowance for returns, discounts and bad debts	(1,977,276)	(551,659)

	$34,622,119	$19,198,746

At December 31, 2008, substantially all trade receivables, irrespective of their debt ratings, were factored under our credit facility with GMAC and GMAC advances up to 90% of the invoice value to us immediately upon the submission of invoices. See Note 9 of “Notes to Consolidated Financial Statements.”

On July 29, 2008, Mervyn’s commenced an action for reorganization in bankruptcy. On July 16, 2008, we had stopped all shipments to Mervyn’s LLC and made a demand for the return of goods totaling $1.3 million which we had shipped in the previous ten days, and we collected $600,000 of this amount. On August 8, 2008, we recommenced shipping to Mervyn’s, under a much shorter credit term, goods that were produced for Mervyn’s prior to the bankruptcy action. We received substantially all payments for all goods shipped to Mervyn’s subsequent to August 8, 2008 under the newly agreed upon payment arrangement. On October 17, 2008, Mervyn’s announced that it planned to pursue liquidation in its bankruptcy proceeding. In the fourth quarter of 2008, we wrote off $2.2 million of accounts receivable from Mervyn’s to uncollectible bad debt expense due to the uncertainty of any distribution from the bankruptcy estate. On the remaining $152,000 non-recourse factored receivable, we recorded an allowance for returns and discounts of $76,000.

3. Inventory

Inventory consists of the following:

	December 31,
	2007	2008
Raw materials - fabric and trim accessories	$558,996	$821,411
Work in process	5,040	—
Finished goods shipments-in-transit	7,023,981	3,256,727
Finished goods	5,552,581	2,987,667

	$13,140,598	$7,065,805

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2008
Land	$85,000	$85,000
Buildings	819,372	819,372
Equipment	3,820,098	3,209,301
Furniture and fixtures	1,801,508	1,579,740
Leasehold improvements	2,932,366	3,360,697
Vehicles	384,661	333,311

	9,843,005	9,387,421

Less accumulated depreciation and amortization	(8,311,683)	(7,401,895)

	$1,531,322	$1,985,526

Depreciation expense, including amortization of assets recorded under capital leases, totaled $455,000, $415,000 and $317,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

5. Notes Receivable – Related Party Reserve

In connection with the sale in 2004 of our assets and real property in Mexico, the purchasers of the Mexico assets, Solticio, S.A. de C.V. (“Solticio”), and Acabados y Cortes Textiles, S.A. de C.V. (“Acotex”), issued us unsecured promissory notes of $3,910,000 that matured on November 30, 2007 and secured promissory notes of $40,204,000 with payments due on December 31, 2005 and every year thereafter until December 31, 2014. The secured notes were secured by the real and personal property in Mexico that we sold to the purchasers. As of September 30, 2006, the outstanding balance of the notes and interest receivables was $41.1 million prior to the reserve. Historically, we had placed orders for purchases of fabric from the purchasers pursuant to the purchase commitment agreement we entered into at the time of the sale of the Mexico assets, and we had satisfied our payment obligations for the fabric by offsetting the amounts payable against the amounts due to us under the notes. However, during the third quarter of 2006, the purchasers ceased providing fabric and were not making payments under the notes. We further evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in the third quarter of 2006 in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. The loss was estimated to be approximately $27.1 million. We believe there was no significant change subsequently on the value of the underlying assets securing the notes; therefore, we did not have additional reserve after the third quarter of 2006.

On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. (“Inmobiliaria”), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the “Sellers”), and Tavex Algodonera, S.A. (“Tavex”), which was subsequently amended. Pursuant to the agreement, as amended, Tavex had the right and option (but not an obligation), at any time on or prior to September 1, 2007, to pay to Tarrant Luxembourg an aggregate of U.S. $17.75 million in cash, whereupon, among other things, Tarrant Luxembourg would terminate the Solticio and Acotex promissory notes described above and release the Sellers from any further obligations thereunder, and terminate and release all liens on the collateral securing those notes.

On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement among the parties. In return for the Tavex’s payment of $17.75 million, we had taken the following actions in accordance with the terms of the agreement:

•

Tarrant Luxembourg terminated the Solticio and Acotex promissory notes described above and released the Sellers from any further obligations thereunder, and terminated and released all liens on the collateral securing those notes;

•	Tarrant Luxembourg and the Sellers terminated all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

•

Tarrant Luxembourg agreed to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg agreed to deliver an irrevocable letter of credit for the full purchase price.

Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million in our consolidated statements of operations as other income in the third quarter of 2007. We placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. At December 31, 2007, the irrevocable letter of credit expired and we did not have any further commitment to purchase fabric from Tavex.

6. Equity Method Investment – American Rag

In 2003, we acquired a 45% equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Private Brands also entered into a multi-year exclusive distribution agreement with Macy’s Merchandising Group, LLC, the sourcing arm of Federated Department Stores, to supply Macy’s Merchandising Group with American Rag Cie, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by Macy’s Merchandising Group exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in select Macy’s locations and is currently available in approximately 600 Macy’s stores nationally. The investment in American Rag Cie, LLC totaling $945,000 at December 31, 2007, was accounted for under the equity method and included in equity method investment in the accompanying consolidated balance sheets. In 2007, we re-classed $1,362,160 from equity method investment to goodwill to rectify the goodwill portion arrived from the excess of the initial investment over our 45% share of the net assets of American Rag. Income (loss) of the equity method investment was recorded in the United States geographical segment.

We were involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie, LLC and American Rag Cie II providing for a settlement and release of all claims with respect to our litigation with American Rag Cie, LLC and American Rag Cie II. Pursuant to the Settlement Agreement, the parties agreed to the following actions:

•	Dismissal of the Action by all parties and release of claims asserted in the Action;

•	Redemption by American Rag Cie, LLC of our 45% membership interest in American Rag Cie, LLC, and redemption by American Rag Compagnie of our 5,000 shares in American Rag Compagnie; and

•	Amendment of the License Agreement with respect to the “American Rag Cie” trademark.

As a result of the Settlement Agreement, we no longer own an equity interest in American Rag Cie, LLC or American Rag Compagnie, and continue to license rights to the American Rag Cie trademark. As a result of disposition of our membership interest in American Rag Cie, LLC and shares in American Rag Compangnie, we recorded an impairment of goodwill of $1.4 million in the fourth quarter of 2008.

In connection with the Settlement Agreement, on December 23, 2008 Private Brands, Inc. and American Rag Cie, LLC entered into an Amended License Agreement. The Amended License Agreement amends and restates our prior license agreement for the “American Rag Cie” trademark effective October 1, 2008 to, among other things:

•	Extend the initial term of the agreement to September 30, 2018, with six consecutive ten-year automatic renewal terms;

•	Amend the territory to consist of the United States, Canada, Mexico and Bermuda;

•	Reduce the annual guaranteed minimum royalties and revise the royalty rates;

•	Clarify the provisions with respect to calculation of royalties and reporting; and

•	Amend the termination provisions.

We have accounted for the transfers and exchanges within the Settlement Agreement in accordance to APB 29 “Accounting for Nonmonetary Transactions”, which fair valued the non-monetary exchange as we deemed the transaction to have commercial substance. We performed a calculation to determine the present value of the future cash flows under the prior license agreement and amended license agreement and determined that the cash flows did not differ significantly. Therefore, the incremental fair value of the economic benefit from the original to the amended license agreement was insignificant.

The guaranteed annual minimum royalty under the License Agreement, as amended, for the twelve months ended December 31, 2008 was $776,000. At December 31, 2008, the total commitment on royalties remaining on the term under the Amended License Agreement was $8.3 million. Royalty income paid to American Rag in 2006, 2007 and 2008 was $1.1 million, $1.7 million and $1.6 million, respectively.

The change in investment in American Rag for 2007 and 2008 is as follows:

Balance as of December 31, 2006	$788,901
Share of income	156,441

Balance as of December 31, 2007	$945,342
Share of income	88,635
Distribution	(135,000)
Disposition of our interest	(898,977)

Balance as of December 31, 2008	$—

7. Other Assets and Write off of Acquisition Expenses

The Buffalo Group

On December 6, 2006, we entered into a definitive stock and asset purchase agreement (the “Purchase Agreement”) to acquire certain assets and entities comprising The Buffalo Group. The Buffalo Group designs, imports and sells contemporary branded apparel and accessories, primarily in Canada and the United States.

Pursuant to the Purchase Agreement, we and our subsidiaries agreed to acquire (1) all the outstanding capital stock of four principal operating subsidiaries of The Buffalo Group – Buffalo Inc., 3163946 Canada Inc., 3681441 Canada Inc. and Buffalo Corporation, and (2) certain assets, consisting primarily of intellectual property rights and licenses, from The Buffalo Trust, for a total aggregate purchase price of up to approximately $120 million. At signing of the Purchase Agreement, we delivered $5.0 million to the sellers as a deposit against the purchase price payable under the agreement.

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

8. Impairment of Assets

Impairment of Goodwill

Goodwill in the accompanying consolidated balance sheets represents the “excess of costs over fair value of net assets acquired in previous business combination”. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite lived intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.

On July 29, 2008, Mervyn’s LLC filed for bankruptcy protection. Mervyn’s was the most significant customer of our FR TCL-Chazzz/MGI division, representing approximately 22% and 37% of sales of this division in the first six months of 2008 and in the twelve months of 2007, respectively. As a result of the bankruptcy filing, we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. After taking the two step analysis outlined above, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008. Subsequently we did not recognize any additional impairment charge to goodwill relating to this division as of December 31, 2008.

On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie, LLC and American Rag Cie II providing for a settlement and release of all claims with respect to our previously disclosed litigation with American Rag Cie, LLC and American Rag Cie II. As a result of the Settlement Agreement, the parties agreed to dismiss all pending litigation and release all claims. We also returned our 45% membership interest in American Rag Cie, LLC, and our 5,000 shares in American Rag Compagnie. We recorded an impairment of goodwill of $1.4 million in the fourth quarter of 2008 as a result of the disposition of our equity interest in American Rag Cie, LLC and American Rag Compagnie.

The following table displays the change in the gross carrying amount of goodwill by reporting units for the years ended December 31, 2007 and 2008. The reporting units below are one level below the reportable segments included in Note 18, “Operations by Geographic Areas”. The reporting units FR TCL – Chazzz & MGI Division and Private Brands – American Rag Division were included within the United States geographical segment of Note 18 of the “Notes to the Consolidated Financial Statements.”

	Reporting Units
	FR TCL – Chazzz & MGI Division	Private Brands – American Rag Division
Balance as of January 1, 2007	$8,582,845	$1,362,160
Activities for the year	0	0

Balance as of December 31, 2007	$8,582,845	$1,362,160
Impairment charges	(5,300,000)	(1,362160)

Balance as of December 31, 2008	$3,282,845	$—

9. Debt

Debt consists of the following:

Short-term bank borrowings:

	December 31,
	2007	2008
Import trade bills payable – DBS Bank and Aurora Capital	$4,600,293	$4,000,602
Bank direct acceptances – DBS Bank	1,222,998	3,591,801
Other Hong Kong credit facilities – DBS Bank	3,921,927	3,037,963

	$9,745,218	$10,630,366

Long-term obligations:

	December 31,
	2007	2008
Equipment financing	$5,338	$—
Debt facility and factoring agreement - GMAC CF	2,997,793	12,606,796

	3,003,131	12,606,796
Less current portion	(3,003,131)	(12,606,796)

	$—	$—

Import Trade Bills Payable, Bank Direct Acceptances and Other Hong Kong Credit Facilities

In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited (“DBS”), which replaced our prior letter of credit facility for up to HKD 30 million (equivalent to US $3.9 million). Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries could borrow under this facility at any time was US $25 million. In November 2008, the maximum amount was temporarily decreased to $22 million. In March 2009, the maximum amount is reduced to $20 million as a result of the bank’s policy of cutting back credit to corporate clients. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars, which interest rate was 5.75% per annum at December 31, 2008, or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency, which interest rate was 3.84% per annum at December 31, 2008. This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including that we maintain a specified tangible net worth, and a minimum level of EBITDA at December 31, 2008, specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of December 31, 2008, we were in violation with the EBITDA and tangible net worth covenants and a waiver was obtained on March 11, 2009. As of December 31, 2008, $8.8 million was outstanding under this facility. In addition, $7.7 million of open letters of credit was outstanding and $5.5 million was available for future borrowings as of December 31, 2008.

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of December 31, 2008, $1.8 million was outstanding under this facility and $1.2 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

Equipment Financing

We had one equipment loan outstanding during 2008. The loan bore interest at 4.75% payable in installment through 2008 which we paid off in May 2008.

Debt Facility and Factoring Agreement – GMAC CF

On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance, LLC (“GMAC CF”) by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. This is a revolving credit facility and initially had a term of 3 years. In February 2009, we entered into a consent and amendment pursuant to which GMAC CF approved the proposed acquisition by Gerard Guez and Todd Kay, the maximum amount of the credit facility was reduced to $40 million, and the credit facility was extended for an additional year. This extension is subject to an opt-out provision which allows GMAC to terminate the credit facility with a notice of 60 business days after the proposed acquisition is closed. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $40 million, and includes a letter of credit facility of up to $2 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the “prime rate” plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 3.75% per annum at December 31, 2008. During 2008, we breached a negative covenant prohibiting cash advances to third parties. The advances were fully repaid during 2008. A waiver was obtained on March 17, 2009. As of December 31, 2008, we were in violation of the EBITDA covenant and a waiver was obtained on March 17, 2009. A total of $12.6 million was outstanding with respect to receivables factored under the GMAC CF facility at December 31, 2008.

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

In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants have a term of 10 years. These warrants are exercisable at a price of $1.88 per share with respect to 20% of the shares, $2.00 per share with respect to 20% of the shares, $3.00 per share with respect to 20% of the shares, $3.75 per share with respect to 20% of the shares and $4.50 per share with respect to 20% of the shares. The exercise prices are subject to adjustment for certain dilutive issuances pursuant to the terms of the warrants. These warrants are exercisable for 3,500,000 shares, and the remaining 357,143 shares of the warrants will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. The warrants were evaluated under SFAS No. 133 and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined to be a derivative instrument due to certain registration rights. As such, the warrants excluding the ones not exercisable were valued at $4.9 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.1%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 0.70; and contractual term of ten years. We also paid to Guggenheim 2.25% of the committed principal amount of the loans which was $563,000 on June 16, 2006. The $563,000 fee paid to Guggenheim was included in the deferred financing cost, and the value of the warrants to purchase 3.5 million shares of our common stock of $4.9 million was recorded as debt discount, both of them were amortized over the life of the loan. For the years ended December 31, 2006 and 2007, $654,000 and $906,000 was amortized, respectively.

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

As of June 30, 2006, the warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. This was because we granted the warrant holders certain registration rights that were outside our control. In accordance with SFAS No. 133, the warrants were being valued at each reporting period. Changes in fair value were recorded as adjustment to fair value of derivative in the statements of operations. The outstanding warrants were fair valued on June 16, 2006, the date of the transaction, at $5.0 million and we, in accordance with SFAS No. 133, revaluated the warrants on June 30, 2006 at the closing stock price on June 30, 2006 to $5.2 million; as a result, an expense of $218,000 was recorded as an adjustment to fair value of derivative in our consolidated statements of operations. On August 11, 2006, the registration rights agreement relating to the warrants was amended to provide that if we were unable to file or have the registration statement declared effective by the required deadlines, we would be required to pay the warrant holders cash payments as partial liquidated damages each month until the registration statement was filed and/or declared effective. The liquidated damages payable by us to the warrant holders were limited to 20% of the purchase price of the shares underlying the warrants, which we determined to be a reasonable discount for restricted stock as compared to registered stock. As a result of amending the registration rights relating to the warrants on August 11, 2006, the warrants were reclassified from debt to equity in accordance with EITF No. 00-19 in the third quarter of 2006. The outstanding warrants were revaluated on August 11, 2006 at the closing stock price on August 11, 2006 to $4.5 million; as a result, income of $729,000 was recorded as an adjustment to fair value of derivative in our consolidated statements of operations. As such, a net gain of $511,000 was recognized in our statements of operations as an adjustment to fair value of derivative in 2006.

On September 26, 2007, we repaid in full the term loan of $15.5 million outstanding under the Guggenheim credit facility. Upon paying off the loan, the unamortized loan fee paid to Guggenheim of $401,000 and the unamortized value of the warrants to purchase 3.5 million shares of our common stock of $3.5 million was expensed. The unamortized loan fee paid to Durham of $178,000 and the unamortized value of the warrants to purchase 70,000 shares of our common stock of $75,000 was also expensed. Other unamortized expenses of $822,000 related to obtaining the loan were also expensed. All the above expenses amounted to $5.0 million were recorded in our consolidated statements of operations as other expense in the third quarter of 2007. On November 2, 2007, we executed a payoff letter with Guggenheim and the lenders, which released all liens held by Guggenheim and the lenders.

Restrictions on Dividends and Distributions

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

11. Derivatives and Other Financial Instruments

We use forward currency contracts to manage volatility associated with foreign currency purchases of materials in the normal course of business. During the year ended December 31, 2006, we entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain inter-company financing transactions. This transaction was undesignated and as such an ineffective hedge. At December 31, 2006, we had one open foreign exchange forward which had a maturity of less than one year. Hedge ineffectiveness resulted in a loss of $196,000 in our consolidated statements of operations as of December 31, 2006. At December 31, 2007 and 2008, we had no open foreign exchange forward contracts. Hedge ineffectiveness resulted in a gain of $196,000 in our consolidated statements of operations as of December 31, 2007.

12. Income Taxes

The provision (credit) for domestic and foreign income taxes is as follows:

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$6,968	$(1,666,729)	$465,000
State	6,400	42,150	103,787
Foreign	202,677	621,780	107,680

	216,045	(1,002,799)	676,467

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	237,045	(38,211)	15,418

	237,045	(38,211)	15,418

Total	$453,090	$(1,041,010)	$691,885

The source of income (loss) before the provision (credit) for income taxes and minority interest is as follows:

	Year Ended December 31,
	2006	2007	2008
Federal	$1,415,652	$320,755	$(21,754,745)
Foreign	(23,204,213)	391,925	11,365,252

Total	$(21,788,561)	$712,680	$(10,389,493)

Our effective tax rate differs from the statutory rate principally due to the following reasons: (1) a substantial valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and foreign subsidiaries, since recoverability of those assets has not been assessed as more likely than not; and (2) the earnings of our Hong Kong subsidiaries are taxed at a rate of 16.5% versus the 35% U.S. federal rate.

A reconciliation of the statutory federal income taxes provision (benefit) to the reported tax provision (credit) on income (loss) is as follows:

	Year Ended December 31,
	2006	2007	2008
Income taxes (benefit) based on federal statutory rate	$(7,618,680)	$247,274	$(3,532,469)
State income taxes, net of federal benefit	190,152	100,560	(155,134)
Effect of foreign income taxes	8,561,197	446,395	(3,741,088)
Impairment of goodwill	—	—	2,265,134
FIN48 adjustments	—	(1,676,729)	571,000
Increase in valuation allowance and other	(679,579)	(158,510)	5,284,442

Reported tax provision (credit)	$453,090	$(1,041,010)	$691,885

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. Significant components of the deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2008
Deferred tax assets:
Provision for doubtful accounts and unissued credits	$452,822	$195,469
Provision for other reserves	2,242,256	2,343,831
Domestic and foreign loss carry forwards and foreign tax credits	11,984,024	14,785,779
Goodwill	3,671,620	3,102,966

Total deferred tax assets	18,350,722	20,428,045

Deferred tax liabilities:
Other	—	—

	—	—
Valuation allowance for deferred tax assets	(18,188,904)	(20,281,644)

Net deferred tax assets	$161,818	$146,401

At December 31, 2008, we had $35.8 million of federal net operating loss carry forwards that will expire beginning in 2023. We also had foreign tax credits carry forwards totaling $815,000 that will expire beginning in 2010.

In January 2004, the IRS completed its examination of our Federal income taxes returns for the years ended December 31, 1996 through 2001. The IRS had proposed adjustments to increase our income taxes payable for these years under examination. In addition, in July 2004, the IRS initiated an examination of our Federal income taxes return for the year ended December 31, 2002. In December 2007, we received a final assessment from the IRS of $7.4 million for the years ended December 31, 1996 through 2002, and in the first quarter of 2008 we entered into a final settlement agreement with the IRS. Under the settlement, which totals $13.9 million, including $6.5 million of interest, we agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full. The settlement with the IRS is within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax positions to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $5.2 million of income taxes payable from current payable to long-term as of December 31, 2008.

We adopted the provisions of FIN 48 on January 1, 2007. The total unrecognized tax benefits as of January 1, 2007 were $8.9 million, excluding interest, penalties and related income taxes benefits and would be recorded as a component of income taxes expense if recognized. We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income taxes expense. As of January 1, 2007, the accrued interest and penalties were $8.0 million and $1.2 million, respectively, excluding any related income taxes benefits. During 2007, we de-recognized uncertain tax positions through negotiations and settlement with various tax jurisdictions. After the settlements, there was no unrecognized tax benefit as of December 31, 2007 and 2008. As of December 31, 2007, the accrued interest and penalties were $7.2 million and $142,000, respectively. As of December 31, 2008, the accrued interest and penalties were $4.8 million and $332,000, respectively.

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

2009	$1,537,000
2010	1,677,000
2011	1,432,000
2012	1,063,000
2013	1,095,000
Thereafter	2,118,000

Total future minimum lease payments	$8,922,000

Included in the future minimum lease payments is $1,696,000 payable to GET a corporation which is owned by Messrs. Gerard Guez and Todd Kay for leasing the Los Angeles offices and warehouse. See Note 17 of the “Notes to Consolidated Financial Statements.”

In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing Company, LLC (“Seven Licensing”), an entity beneficially owned by Gerard Guez, our Chairman and Interim Chief Executive Officer. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez and Todd Kay, our Vice Chairman. The sublease for the Figueroa Street facility has an initial term of nine months. Our lease for the executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five year term. We will continue to pay rent on the premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $1.1 million in each of the years 2006, 2007 and 2008 in rent for office and warehouse facilities at these locations.

Several of the operating leases contain provisions for additional rent based upon increases in the operating costs, as defined, per the agreement. Total rent expense under the operating leases amounted to approximately $1.9 million, $2.0 million and $1.3 million for 2006, 2007 and 2008, respectively.

We entered into a lease agreement in June 2005 for our showroom in New York through June 2015. This is currently the location used for the private brands sales, design and technical departments. In December 2008, we amended the lease to include additional floor for the showroom.

We had open letters of credit of $4.6 million, $12.2 million and $8.9 million as of December 31, 2006, 2007 and 2008, respectively.

Prior to March 31, 2006, we had two employment contracts with Gerard Guez and Todd Kay, our Chairman and Vice Chairman, respectively, providing for base compensation and other incentives. These contracts expired on March 31, 2006 and have not been renewed.

In 2003, we acquired a 45% equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired a license to certain exclusive rights to this trademark. We guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. We were involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie, LLC and American Rag Cie II providing for a settlement and release of all claims with respect to litigation with American Rag Cie, LLC and American Rag Cie II. In connection with the Settlement Agreement, on December 23, 2008 Private Brands, Inc. and American Rag Cie, LLC entered into an Amended License Agreement. The Amended License Agreement reduced the annual guaranteed minimum royalties and revised the royalty rates, effective October 1, 2008. The guaranteed annual minimum royalty under License Agreement, as amended, for the twelve months ended December 31, 2008 was $776,000. At December 31, 2008, the total commitment on royalties remaining on the term under the Amended License Agreement was $8.3 million. See Note 21 of the “Notes to Consolidated Financial Statements.”

On October 17, 2004, our subsidiary Private Brands, Inc entered into an agreement with J. S. Brand Management to design, manufacture and distribute Jessica Simpson branded jeans and casual apparel. This agreement had an initial three-year term, and provided we were in compliance with the terms of the agreement, was renewable for one additional two-year term. Minimum net sales were $20 million in year 1, $25 million in year 2 and $30 million in year 3. The agreement provided for payment of a sales royalty and advertising commitment at the rate of 8% and 3%, respectively, of net sales, for a total minimum payment obligation of $8.3 million over the initial term of the agreement. On July 19, 2005, Camuto Consulting Group replaced J.S. Brand Management as the master licensor. In December 2004, we advanced $2.2 million as payment for the first year’s minimum royalties. We applied $1.1 million from the above advance against the royalty and marketing expenses in 2005 and $884,000 in the first three months of 2006. In March 2006, we had written off the capitalized balance of $192,000 and recognized a corresponding loss. The loss was classified as royalty expense on our consolidated statements of operations. In March 2006, we became involved in a dispute with the licensor of the Jessica Simpson brands over our continued rights to these brands, which resulted in litigation with the licensor. The licensor refused to accept payments and maintained that the agreement had been terminated. There had been no sales of new products since the licensor started refusing to approve products for manufacture and sale. As a result of this litigation, in 2006 and in the first nine months of 2007, we did not accrue for the payments of minimum royalty, sales royalty and advertising commitment of $4.4 million pursuant to the agreement. In November 2007, we entered into a settlement agreement with the licensor, Jessica Simpson and related parties with respect to the litigation, pursuant to which the parties agreed to dismiss with prejudice all claims relating to these actions or the sublicense agreement. As a result, we are no longer required to make the guaranteed payments contemplated under the agreement.

In July 2006, we terminated our License Agreements and the parent guaranty with Cynthia Rowley. In consideration of termination of the License Agreements, $400,000 was paid to Cynthia Rowley in July 2006.

In August 2004, we entered into an Agreement for Purchase of Assets with affiliates of Mr. Kamel Nacif, a shareholder at the time of the transaction, which agreement was amended in October 2004. Pursuant to the agreement, as amended, on November 30, 2004, we sold to the purchasers substantially all of our assets and real property in Mexico, including the equipment and facilities we previously leased to Mr. Nacif’s affiliates. Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase any fabric in 2006 and 2007. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option, and this fabric purchase commitment agreement was terminated. Instead, Tarrant Luxembourg agreed to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007 and to deliver an irrevocable letter of credit for the full purchase price. We placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. At December 31, 2007, the irrevocable letter of credit expired and we did not have any further commitment to purchase fabric from Tavex. See Note 17 of the “Notes to Consolidated Financial Statements.”

On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to be its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing for the years ended December 31, 2006, 2007 and 2008 were $4.4 million, $19.4 million and $30.7 million, respectively.

We are involved from time to time in routine legal matters incidental to our business. In our opinion, resolution of such matters will not have a material effect on our financial position or results of operations.

14. Stock-Based Compensation

Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the “1995 Plan”), authorized the grant of both incentive and non-qualified stock options to our officers, employees, directors and consultants for shares of our common stock. As of December 31, 2008, there were outstanding options to purchase a total of 739,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the “2006 Plan”), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of December 31, 2008, there were outstanding options to purchase a total of 743,000 shares of common stock, and 2,857,000 shares remained available for issuance pursuant to awards granted under the 2006 Plan. The exercise price of options under the plan must be equal to 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the years ended December 31, 2006, 2007 and 2008 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based payment awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

On September 23, 2005, the Board of Directors approved the acceleration of vesting of all our unvested stock options, including those not issued under the plan. In total, 1.7 million stock options with an average exercise price of $3.69 and an average remaining contractual life of 7.9 years were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective as of September 23, 2005. Had the acceleration of these stock options not been undertaken, the future compensation expense we would recognize in the fiscal years of 2006, 2007, 2008 and 2009 would be $1.4 million, $810,000, $10,000 and $3,000, respectively. Our decision to accelerate the vesting of these stock options was based upon the accounting of this $2.2 million of compensation expense from disclosure-only in 2005 to being included in our statement of operations from 2006 to 2009 based on our anticipated adoption of SFAS No. 123(R) effective in January 2006. As a result, there were no stock options granted prior to, but not yet vested as of January 1, 2006.

A summary of our stock option activity and related information for the years ended December 31, 2006, 2007 and 2008 is as follows:

	Employees
	Number of shares	Exercise Price
Options outstanding at December 31, 2005	6,733,050	$1.39-$45.50
Granted	1,233,259	$1.84-$1.94
Exercised	—	—
Forfeited	(19,650)	$1.94-$33.13
Expired	(273,000)	$6.75-$7.38

Options outstanding at December 31, 2006	7,673,659	$1.39-$45.50
Granted	2,630,000	$1.13-$1.99
Exercised	(1,500,000)	$1.13
Forfeited	(87,450)	$1.63-$18.50
Expired	(502,000)	$1.13-$8.50

Options outstanding at December 31, 2007	8,214,209	$1.39-$45.50
Granted	—	—
Exercised	—	—
Forfeited	(1,309,550)	$1.84-$39.97
Expired	(1,022,750)	$15.50-$33.13

Options outstanding at December 31, 2008	5,881,909	$1.39-$45.50

We had no stock option outstanding to non-employees as of December 31, 2006, 2007 and 2008.

The following table summarizes information about stock options outstanding, expected to vest and exercisable at December 31, 2007 and 2008:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2007:
Employees - Outstanding	8,214,209	$5.28	5.2	$0
Employees - Expected to vest	8,078,438	$5.34	5.2	$0
Employees - Exercisable	6,748,015	$6.01	4.5	$0

As of December 31, 2008:
Employees - Outstanding	5,881,909	$4.16	4.5	$0
Employees - Expected to vest	5,824,678	$4.18	4.4	$0
Employees - Exercisable	5,497,780	$4.32	4.2	$0

The following table summarizes our non-vested options as of December 31, 2008 and changes during the year ended December 31, 2008.

Non-vested Options	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2008	1,466,194	$1.28
Granted	—	—
Vested	(442,065)	1.27
Forfeited	(640,000)	1.30

Non-vested at December 31, 2008	384,129	$1.24

The following table shows the fair value of each option granted to employees and directors estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants in 2006, 2007 and 2008.

	Years Ended December 31,
	2006	2007	2008
Expected dividend	0.0%	0.0%	N/A
Risk free interest rate	5.075%	3.90% to 4.67%	N/A
Expected volatility	70%	70%	N/A
Expected term (in years)	6.25	0.06 to 6.18	N/A

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the years of 2006, 2007 and 2008 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro-formas were provided. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it had been reduced for estimated forfeitures which we estimate to be 7.7%, 7.7% and 13.1%, respectively for the years of 2006, 2007 and 2008. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate its expected terms using the “safe harbor” provisions provided in SAB No. 107 and its volatility using historical data. We granted options to purchase 1,233,259 and 2,630,000 shares of common stock during 2006 and 2007, respectively. We did not grant any options to purchase common stock during 2008. The options granted were fair valued in the aggregate at $1.6 million and $3.2 million or the weighted-average exercise price of $1.86 and $1.32 during 2006 and 2007, respectively. Stock-based compensation expense related to employees or director stock options recognized during 2006, 2007 and 2008 was $187,000, $771,000 and $257,000, respectively. Basic and dilutive earnings per share for the year ended December 31, 2006 were decreased by $0.01 from $(0.72) to $(0.73) as a result of the additional stock-based compensation recognized. Basic and dilutive earnings per share for the year ended December 31, 2007 were decreased by $0.02 from $0.08 to $0.06 as a result of the additional stock-based compensation recognized. Basic and dilutive earnings per share for the year ended December 31, 2008 was not materially affected by the additional stock-based compensation recognized.

The total intrinsic value of options exercised during 2006, 2007 and 2008 was $0, $120,000 and $0, respectively. Cash received from stock options exercised during 2006, 2007 and 2008 was $0, $1.7 million and $0, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2007 and 2008, were approximately $0, $2.8 million, and $561,000, respectively.

As of December 31, 2008, there was $345,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.5 years.

When options are exercised, our policy is to issue previously un-issued shares of common stock to satisfy share option exercises. As of December 31, 2008, we had 69.5 million shares of un-issued shares of common stock.

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

On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim, as administrative agent and collateral agent for the lenders. This credit facility provided for borrowings of up to $65 million. This facility consisted of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding. An additional term loan of up to $40 million was available under this facility to finance acquisitions acceptable to Guggenheim. In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants are exercisable for 3,500,000 shares, and the remaining 357,143 shares of the warrants will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. Durham acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant is exercisable for 70,000 shares, and the remaining 7,143 shares of this warrant will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. See Note 9 of the “Notes to Consolidated Financial Statements.”

In November 2007, we granted an award to purchase 2 million shares of our common stock at $1.13 to Charles Ghailian, our former employee and officer, and CMG, Inc., an entity owned by Mr. Ghailian, which offer had to be accepted by on or before December 15, 2007. The award was immediately vested and was granted under the 2006 Plan. On December 14, 2007, he exercised his right to purchase 1.5 million of the shares subject to the award at $1.13 for a total of $1.7 million. On July 2, 2008, we entered into a settlement agreement with Charles Ghailian, which provided for settlement and mutual release of certain potential claims relating to Mr. Ghailian’s employment. Pursuant to the agreement, Mr. Ghailian delivered to us 1.5 million shares of our common stock for cancellation and we agreed to make a cash payment to Mr. Ghailian for certain consulting services to be performed by Mr. Ghailian from July 2, 2008 to October 31, 2008. A gain on settlement on the fair value of the shares of $915,000 was reported in the other income on our consolidated statements of operations for the year ended December 31, 2008.

We previously owned 50.1% of United Apparel Ventures, which was dissolved on February 27, 2007. Upon dissolution, we distributed $100,000 initial capital to the 49.9% minority interest owner.

In October 2003, we sold an aggregate of 881,732 shares of the Series A Convertible Preferred Stock, at $38 per share, to a group of institutional investors and high net worth individuals. In conjunction with the private placement transaction, we issued a warrant to purchase 881,732 shares of common stock to the placement agent. The warrants were exercisable beginning April 17, 2004 through October 17, 2008 and had a per share exercise price of $4.65. Warrants were valued using the Black-Scholes option valuation model at $1.8 million. Upon the expiration of these warrants on October 17, 2008, $1.8 million of warrants to purchase common stock was reclassified to contributed capital on our consolidated balance sheets.

In November 2003, our board of directors adopted a shareholders rights plan. Pursuant to the plan, we issued a dividend of one right for each share of our common stock held by shareholders of record as of the close of business on December 12, 2003. Each right initially entitled shareholders to purchase a fractional share of our Series B Preferred Stock for $25.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Generally, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of our common stock while the shareholder rights plan remains in place, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable, by all rights holders other than the acquiring person or group, for our shares or shares of the third party acquirer having a value of twice the right’s then-current exercise price. The shareholder rights plan is designed to guard against partial tender offers and other coercive tactics to gain control of our company without offering a fair and adequate price and terms to all of our shareholders. The plan was not adopted in response to any efforts to acquire our company, and we are not aware of any such efforts.

Our credit agreement prohibits the payment of dividends during the term of the agreement.

16. Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2006	2007	2008
Cash paid for interest	$4,246,000	$3,261,000	$773,000

Cash paid for income taxes	$1,153,000	$35,000	$8,125,000

In June 2005, holders of our Debentures converted an aggregate of $2.3 million of Debentures into 1,133,687 shares of our common stock. In August 2005, holders of our Debentures converted an aggregate of $820,000 of Debentures into 410,000 shares of our common stock. On June 26, 2006, we paid off the remaining balance of the outstanding Debentures of $6.9 million plus all accrued and unpaid interest and a prepayment penalty of $171,000. As a result of the repayment, the Debentures were terminated effective June 26, 2006. Upon paying off the Debentures, debt discount of $278,000 related to the intrinsic value of the conversion option of $804,000 was expensed, and of the $620,000 financing cost paid to the placement agent, $214,000 was expensed. The remaining value of the warrants to holders of our Debentures of $433,000 and warrants to the placement agent of $69,000 was also expensed. See Note 10 of the “Notes to Consolidated Financial Statements.”

In 2006, we purchased $1.1 million of fabric from Azteca Production International, Inc. (“Azteca”), a corporation owned by the brothers of Gerard Guez, our Chairman and Interim Chief Executive Officer, of which $0.5 million was paid in cash and $0.6 million was offset against amount due from Azteca. In 2007, we purchased $499,000 of fabric from Azteca which was offset against amount due from Azteca.

On June 16, 2006, we entered into a Credit Agreement with certain lenders and Guggenheim, as administrative agent and collateral agent for the lenders. This credit facility provided for borrowings of up to $65 million. This facility consisted of an initial term loan of up to $25 million, of which we borrowed $15.5 million at the initial funding. An additional term loan of up to $40 million was available under this facility to finance acquisitions acceptable to Guggenheim. In connection with Guggenheim credit facility, on June 16, 2006, we issued the lenders under this facility warrants to purchase up to an aggregate of 3,857,143 shares of our common stock. These warrants are exercisable for 3,500,000 shares, and the remaining 357,143 shares of the warrants will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. Durham acted as our advisor in connection with the Guggenheim credit facility. As compensation for its services, we agreed to pay Durham a cash fee in an amount equal to 1% of the committed principal amount of the loans under the Guggenheim credit facility. In addition, we issued Durham a warrant to purchase 77,143 shares of our common stock. This warrant is exercisable for 70,000 shares, and the remaining 7,143 shares of this warrant will not become exercisable because a specified portion of the initial term loan was not funded by the lenders. See Note 9 of the “Notes to Consolidated Financial Statements.”

17. Related-Party Transactions

Related-party transactions, consisting primarily of purchases and sales of finished goods and raw materials, are as follows:

	Year Ended December 31,
	2006	2007	2008
Sales to related party	$4,417,000	$19,431,000	$30,685,000
Purchases from related parties	$10,035,000	$10,914,000	$5,389,000

As of December 31, 2007 and 2008, related party affiliates were indebted to us in the amounts of $10.5 million and $23.4 million, respectively. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer, of $1.9 million and $1.6 million at December 31, 2007 and 2008, respectively, which have been shown as reductions to shareholders’ equity in the accompanying financial statements.

From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez during 2008 was approximately $1,944,000. At December 31, 2008, the entire balance due from Mr. Guez totaling $1.6 million was reflected as a reduction of shareholders’ equity. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $171,000, $158,000 and $137,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Mr. Guez paid expenses on our behalf of approximately $299,000, $365,000 and $437,000 for the years ended December 31, 2006, 2007 and 2008, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our officers or directors.

In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. The sublease for the Figueroa Street facility has an initial term of nine months. Our lease for the executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five year term. We will continue to pay rent on the premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $1.1 million in each of the years 2006, 2007 and 2008 in rent for office and warehouse facilities at these locations. On May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $200,000, $300,000 and $300,000, respectively, in rental income from this sublease for the years ended December 31, 2006, 2007 and 2008.

Azteca Production International, Inc. is owned by the brothers of Gerard Guez. UAV made purchases from a related party in Mexico, an affiliate of Azteca. UAV was owned 50.1% by Tag Mex, Inc., our wholly owned subsidiary, and 49.9% by Azteca. Due to the restructuring of our Mexico operations, we discontinued manufacturing for UAV customers in 2004. We had been consolidating 100% of the results of the operation of UAV into our results since 2005. UAV was dissolved on February 27, 2007. We purchased $1.1 million, $499,000 and $0 of finished goods, fabric and service from Azteca and its affiliates for the years ended December 31, 2006, 2007 and 2008, respectively. Our total sales of fabric and service to Azteca in 2006, 2007 and 2008 were $9,000, $0 and $0, respectively. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. In 2007, we therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. We received no payment during 2008 so we made additional reserve of $1.5 million in the general and administrative expense in the fourth quarter of 2008. As a result, the amount owed by Azteca recorded on the consolidated balance sheets was $0 as of December 31, 2008. Net amount due from this related party as of December 31, 2007 was $1.5 million.

On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing to act as its buying agent to source apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing for the years ended December 31, 2006, 2007 and 2008 were $4.4 million, $19.4 million and $30.7 million, respectively. Net amounts due from this related party as of December 31, 2007 and 2008 were $6.8 million and $21.6 million, respectively. Of the $21.6 million due from this related party at December 31, 2008, $13.8 million was overdue and $8.0 million was subsequently repaid.

On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66  2 /3% of the outstanding shares of our common stock and other customary conditions to closing.

We purchased $8.7 million, $10.4 million and $6.5 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie for the years ended December 31, 2006, 2007 and 2008, respectively. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of one of our former employees who resigned in May 2008.

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

Upon consummation of the sale, we entered into a purchase commitment agreement with the purchasers, pursuant to which we agreed to purchase annually over the ten-year term of the agreement, $5 million of fabric manufactured at our former facilities acquired by the purchasers at negotiated market prices. We did not purchase any fabric in 2006 and 2007.

On March 21, 2007, our wholly-owned subsidiary, Tarrant Luxembourg S.a.r.l., entered into a letter agreement with Solticio, Inmobiliaria Cuadros, S.A. de C.V. (“Inmobiliaria”), and Acotex, (Acotex and together with Solticio and Inmobiliaria, the “Sellers”), and Tavex Algodonera, S.A. (“Tavex”), which was subsequently amended. On August 21, 2007, we received a payment of $17.75 million from Tavex upon the exercise by Tavex of its option in accordance with the agreement among the parties. In return for the Tavex’s payment of $17.75 million, we have taken the following actions in accordance with the terms of the agreement:

•

Tarrant Luxembourg terminated the Solticio and Acotex promissory notes described above and released the Sellers from any further obligations thereunder, and terminated and released all liens on the collateral securing those notes;

•	Tarrant Luxembourg and the Sellers terminated all other executory obligations among the parties, including any obligation of ours to purchase fabric from Soliticio and Acotex; and

•

Tarrant Luxembourg agreed to purchase from Tavex at least U.S. $1.25 million of fabric prior to the end of 2007, and Tarrant Luxembourg agreed to deliver an irrevocable letter of credit for the full purchase price.

Upon closing of the transaction and receiving the payment of $17.75 million, we recorded a gain of $3.75 million in our consolidated statements of operations as other income in the third quarter of 2007. We placed a fabric order with Tavex on August 21, 2007 for $1.25 million pursuant to the agreement. At December 31, 2007, the irrevocable letter of credit expired and we did not have any further commitment to purchase fabric from Tavex.

At December 31, 2007 and 2008, we had various employees receivable totaling $220,000 and $166,000, respectively, included in due from related parties.

We believe the each of the transactions described above has been entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties.

18. Operations by Geographic Areas

Our predominant business is the design, distribution and importation of private label and private brand casual apparel. Substantially all of our revenues are from the sales of apparel. We are organized into two geographic regions: the United States and Asia. We evaluate performance of each region based on profit or loss from operations before income taxes. Information about our operations in the United States, Asia, Mexico and Luxembourg is presented below. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

	United States	Asia	Adjustments and Eliminations	Total
2006
Sales	$226,851,000	$5,551,000	$—	$232,402,000
Inter-company sales	—	112,393,000	(112,393,000)	—

Total revenue	$226,851,000	$117,944,000	$(112,393,000)	$232,402,000

Income (loss) from operations (1)	$(21,210,000)	$4,005,000	$—	$(17,205,000)

Interest income (2)	$1,178,000	$3,000	$—	$1,181,000

Interest expense	$5,848,000	$212,000	$—	$6,060,000

Provision for depreciation and amortization	$2,872,000	$108,000	$—	$2,980,000

Capital expenditures	$134,000	$75,000	$—	$209,000

Total assets	$97,196,000	$119,531,000	$(105,595,000)	$111,132,000

2007
Sales	$223,028,000	$20,693,000	$—	$243,721,000
Inter-company sales	—	117,064,000	(117,064,000)	—

Total revenue	$223,028,000	$137,757,000	$(117,064,000)	$243,721,000

Income from operations (3)	$1,408,000	$3,784,000	$—	$5,192,000

Interest income	$166,000	$3,000	$—	$169,000

Interest expense	$3,935,000	$183,000	$—	$4,118,000

Provision for depreciation and amortization	$1,812,000	$135,000	$—	$1,947,000

Capital expenditures	$303,000	$250,000	$—	$553,000

Total assets	$56,559,000	$116,566,000	$(102,136,000)	$70,989,000

2008
Sales	$159,933,000	$35,375,000	$—	$195,308,000
Inter-company sales	—	74,638,000	(74,638,000)	—

Total revenue	$159,933,000	$110,013,000	$(74,638,000)	$195,308,000

Income (loss) from operations	$(10,297,000)	$(657,000)	$—	$(10,954,000)

Interest income	$273,000	$1,000	$—	$274,000

Interest expense	$717,000	$92,000	$—	$809,000

Provision for depreciation and amortization	$351,000	$113,000	$—	$464,000

Capital expenditures	$853,000	$89,000	$—	$942,000

Total assets	$30,916,000	$49,876,000	$(20,773,000)	$60,019,000

(1)	Income (loss) from operations in the U.S. included a loss of $27,156,000 recorded in Luxembourg; of which $27,137,000 related to loss on notes receivable – related parties.
(2)	Interest income in the U.S. included $901,000 interest earned from the notes receivable related to the sale of our fixed assets in Mexico of which notes were recorded in Luxembourg.
(3)	Income from operations in the U.S. included a loss of $1,477,000 recorded in Luxembourg; of which $1,458,000 related to loss on sales of fabric.

19. Employee Benefit Plans

Tarrant Hong Kong has adopted a defined contribution retirement benefits scheme — the National Mutual Central Provident Fund Scheme (the “Provident Fund scheme”) which has been approved under Section 87A of the Inland Revenue Ordinance of Hong Kong since 1992. This scheme has been registered as a Mandatory Provident Fund exempted Occupational Retirement Schemes Ordinance scheme under the Mandatory Provident Fund Schemes Ordinance. From August 1992, an employee, upon completion of one full year’s service with Tarrant Hong Kong, is entitled to enroll in the Provident Fund scheme on voluntary basis. Since December 1, 2000, no new members have been allowed to enroll in this scheme. Monthly contributions are made based on 5% of the employees’ basic salary. The employees having completed more than 3 years of service with Tarrant Hong Kong are entitled to the vested benefits according the vesting scale of the Provident Fund scheme.

Tarrant Hong Kong has adopted a Mandatory Provident Fund Scheme – AIA-JF Premium MPF Scheme under the Mandatory Provident Fund Schemes Ordinance, in which the employees who have joined Tarrant Hong Kong since December 1, 2000 are eligible to enroll. Monthly contributions are made based on 5% of the employees’ relevant income. Costs of the plan charged to operations for 2006, 2007 and 2008 amounted to approximately $178,000, $188,000 and $200,000, respectively.

On July 1, 1994, we established a defined contribution retirement plan covering all of our U.S. employees whose period of service exceeds 12 months. Plan assets are monitored by a third-party investment manager and are segregated from those of ours. Participants may contribute from 1% to 15% of their pre-tax compensation up to effective limitations specified by the Internal Revenue Service. Our contributions to the plan are based on a 50% (100% effective July 1, 1995) matching of participants’ contributions, not to exceed 6% (5% effective July 1, 1995) of the participants’ annual compensation. In addition, we may also make a discretionary annual contribution to the plan. Costs of the plan charged to operations for 2006, 2007 and 2008 amounted to approximately $251,000, $294,000 and $283,000, respectively.

20. Other Income and Expense

Other income and expense consists of the following:

	Year Ended December 31,
	2006	2007	2008
Rental income	$298,000	$300,000	$300,000
Gain on rescission on common stock due to settlement	—	—	915,000
Sale of an entity in Mexico	—	—	500,000
Gain on marketable securities	—	—	242,000
Gain on notes receivable–related parties	—	3,750,000	—
Other items	38,000	44,000	65,000

Total other income	$336,000	$4,094,000	$2,022,000

Loss on sale of property and equipment	36,000	25,000	111,000
Termination of license agreement	400,000	—	—
Write-off of deferred financing cost and debt discount	—	4,951,000	—
Other items	—	1,000	—

Total other expense	$436,000	$4,977,000	$111,000

21. Legal Proceedings

American Rag Cie, LLC & American Rag Cie II, Inc.

On December 23, 2008, Tarrant Apparel Group and our wholly-owned subsidiary, Private Brands, Inc., entered into a Settlement Agreement with American Rag Cie, LLC (“ARC LLC”), American Rag Cie II (“ARC II”) and certain other parties providing for a settlement and release of all claims with respect to our previously disclosed litigation with ARC LLC and ARC II.

On February 1, 2008, we filed and served a cross-complaint against ARC LLC and ARC II in the action American Rag CIE v. Private Brands, Inc., Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC 384428 (the “Action”). The original action had been filed on January 28, 2008 by ARC LLC against Private Brands. ARC LLC owns the trademark American Rag Cie, which trademark had been licensed to Private Brands on an exclusive basis throughout the world except for Japan and pursuant to which Private Brands sells American Rag Cie branded apparel to Macy’s Merchandising Group and has sub-licensed to Macy’s Merchandising Group the right to manufacture certain categories of American Rag Cie branded apparel in the United States. The primary subject of the lawsuit was our continued rights under the license agreement.

Pursuant to the Settlement Agreement, the parties agreed to the following actions:

•	Dismissal of the Action by all parties and release of claims asserted in the Action;

•	Redemption by ARC LLC of our 45% membership interest in ARC LLC, and redemption by American Rag Compagnie of our 5,000 shares in American Rag Compagnie; and

•	Amendment of the License Agreement with respect to the “American Rag Cie” trademark.

As a result of the Settlement Agreement, we no longer own an equity interest in ARC LLC or American Rag Compagnie, and continue to license rights to the American Rag Cie trademark.

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

22. Quarterly Results of Operations (Unaudited)

The following tables contain selected unaudited statements of operating information for each quarter of 2007 and 2008 (in thousands, except share and per share data). We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2007
Total net sales	$56,107	$60,101	$70,203	$57,310
Gross profit	12,346	12,555	12,948	11,050
Operating income (loss)	63	2,529	2,661	(61)
Net income (loss)	$(1,001)	$809	$1,615	$325
Net income (loss) per common share:
Basic	$(0.03)	$0.03	$0.05	$0.01
Diluted	$(0.03)	$0.03	$0.05	$0.01
Weighted average shares outstanding:
Basic	30,544	30,544	30,544	30,837
Diluted	30,544	30,544	30,544	30,837

2008
Total net sales	$50,499	$51,298	$55,986	$37,525
Gross profit	10,039	10,975	9,308	7,255
Operating income (loss)	(42)	(5,391)	(341)	(5,180)
Net income (loss)	$(253)	$(5,274)	$207	$(5,761)
Net income (loss) per common share:
Basic	$(0.01)	$(0.16)	$0.01	$(0.19)
Diluted	$(0.01)	$(0.16)	$0.01	$(0.19)
Weighted average shares outstanding:
Basic	32,044	32,044	30,560	30,544
Diluted	32,044	32,044	30,560	30,544

23. Subsequent Events

On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66  2/3% of the outstanding shares of our common stock and other customary conditions to closing.

We will be filing a definitive proxy statement and other documents concerning the proposed acquisition with the Securities and Exchange Commission. Shareholders are urged to read the proxy statement when it becomes available and any other relevant documents filed with the SEC because they will contain important information on the proposed transaction.

SCHEDULE II

TARRANT APPAREL GROUP

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
For the year ended December 31, 2006
Allowance for returns and discounts	$985,261	$1,189,090	$—	$(896,734)	$1,277,617
Allowance for bad debts	$1,966,489	$13,445	$—	$(1,180,693)	$799,241
Inventory markdown	$83,826	$375,000	$—	$(83,826)	$375,000
Notes receivable - related parties reserve	$—	$27,137,297	$—	$—	$27,137,297

For the year ended December 31, 2007
Allowance for returns and discounts	$1,277,617	$527,838	$—	$(861,486)	$943,969
Allowance for bad debts	$799,241	$243,561	$—	$(9,495)	$1,033,307
Inventory markdown	$375,000	$550,000	$—	$—	$925,000
Notes receivable - related parties reserve	$27,137,297	$—	$—	$(27,137,297)	$—

For the year ended December 31, 2008
Allowance for returns and discounts	$943,969	$463,365	$—	$(947,212)	$460,122
Allowance for bad debts	$1,033,307	$70,987	$—	$(1,012,757)	$91,537
Inventory markdown	$925,000	$187,000	$—	$—	$1,112,000

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

Signature	Title	Date

/s/ Gerard Guez	Chairman of the Board of Directors and Interim	March 18, 2009
Gerard Guez	Chief Executive Officer (Principal Executive Officer)

/s/ Todd Kay	Vice Chairman of the Board of Directors	March 18, 2009
Todd Kay

/s/ Patrick Chow	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 18, 2009
Patrick Chow

/s/ Milton Koffman	Director	March 18, 2009
Milton Koffman

/s/ Stephane Farouze	Director	March 18, 2009
Stephane Farouze

/s/ Mitchell Simbal	Director	March 18, 2009
Mitchell Simbal

/s/ Joseph Mizrachi	Director	March 18, 2009
Joseph Mizrachi

/s/ Simon Mani	Director	March 18, 2009
Simon Mani

S-1

TARRANT APPAREL GROUP

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Stock and Asset Purchase Agreement, dated December 6, 2006, among Tarrant Apparel Group, 4366883 Canada Inc., 3681441 Canada Inc., Buffalo Inc., 3163946 Canada Inc., Buffalo Corporation, Buffalo International Inc., 4183517 Canada Inc., 3975912 Canada Inc. and The Buffalo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2006.)

2.1.1	Amendment No. 1 to Stock and Asset Purchase Agreement, dated March 20, 2007, by and among Tarrant Apparel Group, 4366883 Canada Inc., 3681441 Canada Inc., Buffalo Inc., 3163946 Canada Inc., Buffalo Corporation, BFL Management Inc. in its capacity as the sole trustee of The Buffalo Trust and each stockholder of Target Companies. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

2.1.2	Mutual Termination and Release Agreement, dated April 19, 2007, by and among Tarrant Apparel Group, 4366883 Canada Inc., 3681441 Canada Inc., Buffalo Inc., 3163946 Canada Inc., Buffalo Corporation, BFL Management Inc. in its capacity as the sole trustee of The Buffalo Trust and each stockholder of Target Companies. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 20, 2007.)

3.1	Restated Articles of Incorporation. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 4, 1995 (File No. 33-91874).)

3.1.1	Certificate of Amendment of Restated Articles of Incorporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.)

3.1.2	Certificate of Amendment of Restated Articles of Incorporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.)

3.1.3	Certificate of Amendment of Restated Articles of Incorporation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 4, 2003.)

3.2	Restated Bylaws. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 4, 1995 (File No. 33-91874).)

3.2.1	Amendment to Restated Bylaws of Tarrant Apparel Group, dated August 9, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2007.)

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on July 15, 1995.)

4.2	Rights Agreement dated as of November 21, 2003, between Tarrant Apparel Group and Computershare Trust Company, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 12, 2003.)

4.3	Certificate of Determination of Preferences, Rights and Limitations of Series B Preferred Stock. (Incorporated by reference to the Company’s Amendment to Current Report on Form 8-K/A, filed December 12, 2003.)

Exhibit Number	Description
10.1*	Tarrant Apparel Group Employee Incentive Plan. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.)

10.2	Indemnification Agreement dated as of March 14, 1995, by and among Tarrant Apparel Group, Gerard Guez and Todd Kay. (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on July 15, 1995.)

10.3	Form of Indemnification Agreement with directors and certain executive officers. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.4	Exclusive Distribution Agreement dated April 1, 2003, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003.)

10.4.1	Amendment No. 1 to Exclusive Distribution Agreement dated as of June 22, 2004, between Federated Merchandising Group, an unincorporated division of Federated Department Stores, and Private Brands, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004.)

10.4.2	Amendment No. 2 to Exclusive Distribution Agreement dated as of March 7, 2005, between Macy’s Merchandising Group, LLC and Private Brands, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.)

10.4.3	Trademark Sublicense Agreement dated as of March 3, 2005, between Macy’s Merchandising Group, LLC and Private Brands, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005.)

10.5	Unconditional Guaranty of Performance dated April 1, 2003, by Tarrant Apparel Group. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003.)

10.6	Promissory Note dated May 31, 2003 made by Gerard Guez in favor of Tarrant Apparel Group. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.)

10.7	Indemnification Agreement dated April 10, 2003 between Tarrant Apparel Group and Seven Licensing Company, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003.)

10.8*	Employment Agreement, dated September 18, 2008, between Tarrant Company Limited and Henry Chu. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.)

10.9	Common Stock Purchase Warrant dated December 14, 2004 issued by Tarrant Apparel Group in favor of T.R. Winston & Company, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2004.)

10.10	Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2004.)

10.11	Debenture, dated June 9, 2006, by and among Tarrant Company Limited, Trade Link Holdings Limited and Marble Limited and DBS Bank (Hong Kong) Limited. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

Exhibit Number	Description
10.12	Form of Guaranty and Indemnity of Tarrant Apparel Group in favor of DBS Bank (Hong Kong) Limited. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.13	Loan and Security Agreement, dated June 16, 2006, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.13.1	Consent and Amendment No. 1 to Agreements, dated February 22, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.)

10.13.2	Amendment No. 2 to Loan and Security Agreement, dated May 9, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2007.)

10.13.3	Amendment No. 3 to Loan and Security Agreement, dated November 2, 2007, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.13.4	Amendment No. 4 to Loan and Security Agreement, dated May 12, 2008, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.13.5	Amendment No. 5 to Loan and Security Agreement, dated August 11, 2008, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.13.6	Amendment No. 6 to Loan and Security Agreement, dated November 10, 2008, by and among GMAC Commercial Finance LLC, the Lenders signatory thereto, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc.

10.14	Amended and Restated Factoring Agreement, dated June 16, 2006, GMAC Commercial Finance LLC and Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., United Apparel Ventures, LLC, Private Brands, Inc., and NO! Jeans, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.15	Registration Rights Agreement, dated as of June 16, 2006, by and among Tarrant Apparel Group, Orpheus Holdings, LLC, North American Company for Life and Health Insurance, Midland National Life Insurance Company and Durham Capital Corporation. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 10, 2006.)

10.16	Form of Warrants to Purchase Common Stock issued June 16, 2006. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 10, 2006.)

Exhibit Number	Description
10.17	Warrant dated June 16, 2006, issued by the Registrant to Durham Capital Corporation. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 10, 2006.)

10.18*	Tarrant Apparel Group 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.19	Commercial Lease, dated August 1, 2006, between Tarrant Apparel Group and GET. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.)

10.20	Tenancy Agreement, dated February 1, 2007, between Tarrant Company Limited and Lynx International Limited. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21	Letter Agreement, dated March 21, 2007, among Tarrant Luxembourg S.a.r.l., Solticio, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V. , Acabados y Cortes Textiles, S.A. de. C.V., and Tavex Algodonera, S.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.)

10.21.1	Amendment, dated July 19, 2007, to Letter Agreement dated March 21, 2007, among Tarrant Luxembourg S.a.r.l., Solticio, S.A. de C.V., Inmobiliaria Cuadros, S.A. de C.V. , Acabados y Cortes Textiles, S.A. de. C.V., and Tavex Algodonera, S.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2007.)

10.22	Amended License Agreement between American Rag Cie, LLC and Private Brands, Inc.

14.1	Code of Ethical Conduct. (Incorporated by reference to the Company’s Annual Report on Form 10-K for year ending December 31, 2003.)

21.1	Subsidiaries.

23.1	Consent of SingerLewak LLP.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

*	Management contract or compensatory plan or arrangement.

+	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Securities and Exchange Commission upon request.

EX-4