Form 10-Q
period 2009-03-31
TARRANT APPAREL GROUP
filed 2009-05-12
CIK 944948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of Common Stock of the Registrant outstanding as of May 11, 2009: 30,543,763.

TARRANT APPAREL GROUP

FORM 10-Q

Cautionary Legend Regarding Forward-looking Statements

Some of the information in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like “will”, “may”, “believes”, “expects”, “anticipates”, “plans” and “estimates” and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, our ability to timely complete the pending acquisition proposal, general economic conditions, our ability to competitively and profitably manage a sourcing and distribution business, the financial strength of our major customers, the continued acceptance of our existing and new products by our existing and new customers, dependence on key customers, the risks of foreign manufacturing, competitive and economic factors in the textile and apparel markets, the availability of raw materials, the successful resolution of pending litigation, and other risks and uncertainties that may be detailed herein. This Quarterly Report on Form 10-Q contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tarrant’s forward-looking statements and such statements and discussions are incorporated herein by reference. Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARRANT APPAREL GROUP

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$603,094	$5,212,293
Restricted cash	100,000	100,000
Accounts receivable, net of $0.7 million and $0.6 million allowance for returns, discounts and bad debts at March 31, 2009 and December 31, 2008, respectively	23,326,781	19,198,746
Due from related parties	15,431,056	21,581,447
Inventory	8,573,883	7,065,805
Temporary quota rights	—	35,835
Prepaid expenses	1,220,653	1,202,461
Deferred tax assets	153,392	146,401

Total current assets	49,408,859	54,542,988
Property and equipment, net of $6.2 million and $7.4 million accumulated depreciation and amortization at March 31, 2009 and December 31, 2008, respectively	2,033,713	1,985,526
Due from related parties, net of $2.6 million reserve and $0.8 million adjustment to fair value both at March 31, 2009 and December 31, 2008	132,400	138,700
Deferred financing cost, net of $0.4 million accumulated amortization both at March 31, 2009 and December 31, 2008	30,553	67,217
Other assets	1,691	1,691
Goodwill, net	3,282,845	3,282,845

Total assets	$54,890,061	$60,018,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$8,225,871	$10,630,366
Accounts payable	9,175,324	11,679,398
Accrued expenses	4,825,253	5,850,393
Income taxes, current portion	4,213,709	4,222,909
Debt facility and factoring agreement	14,166,523	12,606,796

Total current liabilities	40,606,680	44,989,862
Income taxes, net of current portion	4,527,687	5,163,568

Total liabilities	45,134,367	50,153,430
Minority interest in PBG7	60,398	60,398
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, no par value, 100,000,000 shares authorized; 30,543,763 shares issued and outstanding at March 31, 2009 and December 31, 2008	115,757,465	115,757,465
Warrants to purchase common stock	5,471,406	5,515,506
Contributed capital	13,022,476	12,918,949
Accumulated deficit	(122,915,018)	(122,744,111)
Notes receivable from officer and shareholder	(1,641,033)	(1,642,670)

Total shareholders’ equity	9,695,296	9,805,139

Total liabilities and shareholders’ equity	$54,890,061	$60,018,967

The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$34,574,182	$46,321,716
Net sales to related party	2,759,343	4,177,081

Total net sales	37,333,525	50,498,797
Cost of sales	26,831,033	36,653,414
Cost of sales to related party	2,520,376	3,805,981

Total cost of sales	29,351,409	40,459,395
Gross profit	7,982,116	10,039,402
Selling and distribution expenses	2,193,697	3,429,235
General and administrative expenses	5,373,413	6,318,617
Royalty expenses	262,148	334,278

Income (loss) from operations	152,858	(42,728)
Interest expense	(166,044)	(230,662)
Interest income	33,228	39,922
Interest in loss of equity method investee	—	(23,394)
Other income	32,308	181,256
Other expense	(49,764)	(63,752)

Income (loss) before provision for income taxes and minority interest	2,586	(139,358)
Provision for income taxes	173,493	114,043
Minority interest	—	(118)

Net loss	$(170,907)	$(253,283)

Net loss per share – Basic and Diluted	$(0.01)	$(0.01)

Weighted average common and common equivalent shares outstanding:
Basic and Diluted	30,543,763	32,043,763

The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(170,907)	$(253,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	102,008	87,612
Amortization of deferred financing cost	36,664	36,664
Change in the provision for returns and discounts	29,370	(498,412)
Change in the provision for bad debts	144,648	(552,011)
Loss on sale of fixed assets	49,764	63,752
Loss from equity method investment	—	23,394
Gain on sale of marketable securities	—	(40,245)
Unrealized gain on marketable securities	—	(65,429)
Minority interest	—	(118)
Stock-based compensation	59,427	130,434
Changes in operating assets and liabilities:
Accounts receivable	(4,302,054)	(1,217,420)
Due from related parties	6,156,693	(859,703)
Inventory	(1,508,078)	5,640,796
Temporary quota rights	35,835	(51,888)
Prepaid expenses	(18,192)	84,833
Deferred taxes	(6,991)	(35,150)
Accounts payable	(2,504,074)	(3,213,039)
Accrued expenses	(1,025,139)	(386,203)
Income taxes payable	(645,081)	(3,973,868)

Net cash used in operating activities	(3,566,107)	(5,079,284)
Cash flows from investing activities:
Purchase of marketable securities	—	(586,470)
Proceeds from sale of marketable securities	—	124,358
Purchase of property and equipment	(209,424)	(31,634)
Proceeds from sale of property and equipment	9,464	53,290
Collection of notes receivable from shareholders and officers	1,637	77,668

Net cash used in investing activities	(198,323)	(362,788)
Cash flows from financing activities:
Short-term bank borrowings, net	(2,404,495)	(952,966)
Proceeds from debt facility and factoring agreement	30,418,593	52,109,470
Payment of debt facility and factoring agreement	(28,858,867)	(44,040,450)

Net cash provided by (used in) financing activities	(844,769)	7,116,054

Increase (decrease) in cash and cash equivalents	(4,609,199)	1,673,982
Cash and cash equivalents at beginning of period	5,212,293	491,416

Cash and cash equivalents at end of period	$603,094	$2,165,398

The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Consolidation

The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S., Asia, and Mexico. At March 31, 2009, we own 75% of PBG7, LLC (“PBG7”). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

The consolidated financial data at December 31, 2008 is derived from audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

The accompanying unaudited consolidated financial statements include all majority-owned subsidiaries in which we exercise control. All significant inter-company transactions and balances have been eliminated from the consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates used by us in preparation of the consolidated financial statements include allowance for returns, discounts and bad debts, inventory, due from related parties reserve, valuation of long-lived and intangible assets and goodwill, accrued expenses, income taxes, stock options valuation, contingencies and litigation. Actual results could differ from those estimates.

Marketable Securities

In January 2008, we invested $586,000 in marketable securities which are classified as trading marketable securities. During the three months ended March 31, 2008, we sold some of the investments in marketable securities; proceeds from the sale were $124,000 and the gain of $40,000 was reported in other income in the consolidated statements of operations. As of March 31, 2008, the unrealized gain on investment in marketable securities of $65,000 was recorded in other income based on the closing price of the marketable securities at March 31, 2008 in the consolidated statements of operations. We sold all of the investment in marketable securities before December 31, 2008.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

License Agreements and Royalty Expenses

We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of our products. These agreements require us to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See Note 12 of the “Notes to Consolidated Financial Statements” regarding various agreements we have entered into.

Royalty expense in the three months ended March 31, 2009 and 2008 were $262,000 and 334,000, respectively.

Deferred Rent Provision

When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. Furthermore, this amount also includes $534,000 of tenant improvement allowance, which is also recognized on a straight-line basis from the date the asset was put into place up to the end of the lease term and/or the end of the asset’s useful life, whichever comes first.

As of March 31, 2009 and December 31, 2008, deferred rent of $729,000 and $661,000, respectively, was recorded under accrued expense in our consolidated financial statements.

Reclassification on Financial Statements

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

3.	Stock-Based Compensation

Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the “1995 Plan”), authorized the grant to our officers, employees, directors and consultants of both incentive and non-qualified stock options for shares of our common stock. As of March 31, 2009, there were outstanding options to purchase a total of 739,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the “2006 Plan”), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of March 31, 2009, there were outstanding options to purchase a total of 743,000 shares of common stock, and 2,857,000 shares remained available for issuance pursuant to awards granted under the 2006 Plan. The exercise price of options under the plan must be equal to at least 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2009 and 2008 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of our stock option activity and related information for the year ended December 31, 2008 and the three months ended March 31, 2009 is as follows:

	Employees
	Number of shares	Exercise Price
Options outstanding at December 31, 2007	8,214,209	$1.39-$45.50
Granted	—	—
Exercised	—	—
Forfeited	(1,309,550)	$1.84-$39.97
Expired	(1,022,750)	$15.50-$33.13

Options outstanding at December 31, 2008	5,881,909	$1.39-$45.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2009	5,881,909	$1.39-$45.50

We had no stock options outstanding to non-employees as of December 31, 2008 and March 31, 2009.

The following table summarizes information about stock options outstanding, expected to vest and exercisable as of December 31, 2008 and March 31, 2009:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2008
Employees - Outstanding	5,881,909	$4.16	4.5	$0
Employees - Expected to vest	5,824,678	$4.18	4.4	$0
Employees - Exercisable	5,497,780	$4.32	4.2	$0
As of March 31, 2009:
Employees - Outstanding	5,881,909	$4.16	4.2	$0
Employees - Expected to vest	5,824,678	$4.18	4.2	$0
Employees - Exercisable	5,522,780	$4.31	4.0	$0

The following table summarizes our non-vested options as of December 31, 2008 and changes during the three months ended March 31, 2009:

Non-vested Options	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	384,129	$1.24
Granted	—	—
Vested	(25,000)	$1.08
Forfeited	—	—

Non-vested at March 31, 2009	359,129	$1.25

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be 12.5% and 7.7%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate the expected terms using the “safe harbor” provisions provided in SAB No. 110 and the volatility using historical data. We did not grant any options to purchase shares of common stock during the three months ended March 31, 2009 and 2008. The stock-based compensation expense related to employees or director stock options recognized for the three months ended March 31, 2009 was $59,000, of which $48,000 was recorded under general and administrative expenses and $11,000 was recorded under selling and distribution expenses in our consolidated statements of operation. The stock-based compensation expense related to employees or director stock options recognized for the three months ended March 31, 2008 was $130,000, of which $37,000 was recorded under general and administrative expenses and $93,000 was recorded under selling and distribution expenses in our consolidated statements of operation. Basic and dilutive income per share for the three months ended March 31, 2009 and 2008 was decreased by $0.01 from $(0.00) to $(0.01) by the additional stock-based compensation recognized.

There were no options exercised in the three months ended March 31, 2009 or 2008. The total fair value of shares vested for the three months ended March 31, 2009 and 2008 were approximately $27,000 and $350,000, respectively.

As of March 31, 2009, there was $287,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.2 years.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2009, we had 69.5 million authorized, unissued shares of common stock.

4.	Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2009	December 31, 2008
U.S. trade accounts receivable	$2,486,929	$1,015,340
Foreign trade accounts receivable	2,537,993	4,433,595
Factored accounts receivable	18,809,375	14,011,129
Other receivables	218,161	290,341
Allowance for returns, discounts and bad debts	(725,677)	(551,659)

	$23,326,781	$19,198,746

At March 31, 2009, substantially all trade receivables, irrespective of their debt ratings, were factored under our credit facility with GMAC and GMAC advances up to 90% of the invoice value to us immediately upon the submission of invoices. See Note 7 of “Notes to Consolidated Financial Statements.”

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventory

Inventory consists of the following:

	March 31, 2009	December 31, 2008
Raw materials - fabric and trim accessories	$491,076	$821,411
Finished goods shipments-in-transit	2,370,442	3,256,727
Finished goods	5,712,365	2,987,667

	$8,573,883	$7,065,805

6.	Equity Method Investment – American Rag

In 2003, we acquired a 45% equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores for $1.4 million; and our subsidiary, Private Brands, Inc., acquired an exclusive license to certain rights to this trademark. We guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Private Brands also entered into a multi-year exclusive distribution agreement with Macy’s Merchandising Group, LLC, the sourcing arm of Federated Department Stores, to supply Macy’s Merchandising Group with American Rag Cie, a casual sportswear collection for juniors and young men. Under this arrangement, Private Brands designs and manufactures American Rag apparel, which is distributed by Macy’s Merchandising Group exclusively to Federated stores across the country. Beginning in August 2003, the American Rag collection was available in select Macy’s locations and is currently available in approximately 600 Macy’s stores nationally. The investment in American Rag Cie, LLC was accounted for under the equity method. Income (loss) of the equity method investment was recorded in the United States geographical segment.

During 2008, we became involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie, LLC and American Rag Cie II providing for a settlement and release of all claims with respect to our litigation with American Rag Cie, LLC and American Rag Cie II. Pursuant to the Settlement Agreement, the parties agreed to the following actions:

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

In connection with the Settlement Agreement, on December 23, 2008, Private Brands, Inc. and American Rag Cie, LLC entered into an Amended License Agreement. The Amended License Agreement amends and restates our prior license agreement for the “American Rag Cie” trademark effective October 1, 2008 to, among other things:

•	Extend the initial term of the agreement to September 30, 2018, with six consecutive ten-year automatic renewal terms;

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The guaranteed annual minimum royalty under the License Agreement, as amended, for year 2009 is $553,000. At March 31, 2009, the total commitment on royalties remaining on the term under the Amended License Agreement was $8.2 million. Royalty income payable to American Rag in the first quarter of 2009 and 2008 was $262,000 and $334,000, respectively.

7.	Debt

Short-term bank borrowings consist of the following:

	March 31, 2009	December 31, 2008
Import trade bills payable – DBS Bank and Aurora Capital	$1,845,636	$4,000,602
Bank direct acceptances – DBS Bank	3,346,000	3,591,801
Other Hong Kong credit facilities – DBS Bank	3,034,235	3,037,963

	$8,225,871	$10,630,366

Debt facility and factoring agreement – GMAC CF:

	March 31, 2009	December 31, 2008
Debt facility and factoring agreement – GMAC CF	$14,166,523	$12,606,796

Import Trade Bills Payable, Bank Direct Acceptances and Other Hong Kong Credit Facilities

In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited (“DBS”), which replaced our prior letter of credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries were permitted to borrow under this facility at any time was US $25 million. In November 2008, the maximum amount was temporarily decreased to $22 million, and in March 2009 the maximum amount was further reduced to $20 million as a result of the bank’s policy of reducing credit limits provided to corporate clients. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars (which rate was 5.75% per annum at March 31, 2009) or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency (which rate was 3.77% per annum at March 31, 2009). This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2009. We are also required to maintain specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of March 31, 2009 we were in compliance with the covenants. As of March 31, 2009, $6.9 million was outstanding under this facility. In addition, $6.3 million of open letters of credit were outstanding and $6.8 million was available for future borrowings as of March 31, 2009.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2009, $1.4 million was outstanding under this facility and $1.1 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

Debt Facility and Factoring Agreement - GMAC Commercial Finance

On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance, LLC (“GMAC CF”) by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. This is a revolving credit facility and had a term of 3 years. In February 2009, we entered into a consent and amendment pursuant to which GMAC CF approved the proposed acquisition of our publicly held shares by an entity owned and controlled by Gerard Guez and Todd Kay, the maximum amount of the credit facility was reduced to $40 million, and the credit facility was extended for an additional year. The extension is subject to an opt-out provision which allows GMAC CF to terminate the credit facility with a notice of 60 business days after the proposed acquisition is closed. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $40 million, and includes a letter of credit facility of up to $2 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the “prime rate” plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 3.75% per annum at March 31, 2009. As of March 31, 2009, we were not in compliance with the EBITDA covenant and a waiver of the default and amendment to the existing agreements were obtained on May 12, 2009. A total of $14.2 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2009.

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

8.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis for which delayed application is permitted until fiscal year beginning January 1, 2009. We adopted the provision of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on our results of operations and financial condition.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as an entity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. As this pronouncement is only disclosure-related, it does not have an impact on our result of operations and financial condition.

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

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”.
FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our results of operations and financial condition.

In April 2009, FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii)
FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and (iii) FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.
FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We do not expect the adoption of these Staff Positions to have a material impact on our results of operations and financial condition.

9.	Income Taxes

Our effective tax rate differs from the statutory rate principally due to the following reasons: (1) a substantial valuation allowance has been provided for deferred tax assets as a result of the operating losses in the United States and foreign subsidiaries, since recoverability of those assets has not been assessed as more likely than not; and (2) the earnings of our Hong Kong subsidiary are taxed at a rate of 16.5% versus the 35% U.S. federal rate.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

We and our subsidiaries file income tax returns in the U.S., Hong Kong, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

In the first quarter of 2008, we entered into a final settlement agreement with the IRS with respect to its examination of our Federal income tax returns for the years ended December 31, 1996 through 2002. The settlement provided for total payments to the IRS of $13.9 million, including $6.5 million of interest. We agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full of the amount due. The settlement with the IRS was within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $4.5 million of income tax payable from current payable to long-term as of March 31, 2009.

There was no unrecognized tax benefit as of March 31, 2009 and December 31, 2008. As of March 31, 2009, the accrued interest and penalties were $4.1 million and $386,000, respectively. As of December 31, 2008, the accrued interest and penalties were $4.8 million and $332,000, respectively.

In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001 and Mexico from 2001.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Net Income (Loss) Per Share

Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings Per Share”. A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2009	2008
Basic EPS Computation:
Numerator	$(170,907)	$(253,283)
Denominator:
Weighted average common shares outstanding	30,543,763	32,043,763

Basic EPS	$(0.01)	$(0.01)

Diluted EPS Computation:
Numerator	$(170,907)	$(253,283)
Denominator:
Weighted average common share outstanding	30,543,763	32,043,763
Options and warrants	—	—

Total shares	30,543,763	32,043,763

Diluted EPS	$(0.01)	$(0.01)

All options and warrants were excluded from the computation of net loss per share in the three months ended March 31, 2009 and 2008 as the impact would be anti-dilutive. The following table presents potentially dilutive securities that were not included in the computation of loss per share:

	As of March 31,
	2009	2008
Options	5,881,909	8,204,209
Warrants	5,020,000	5,931,732

Total	10,901,909	14,135,941

11.	Related Party Transactions

As of March 31, 2009, related party affiliates were indebted to us in the amounts of $17.2 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2009 was approximately $1,643,000. At March 31, 2009, the entire balance due from Mr. Guez totaling $1.6 million was reflected as a reduction to shareholders’ equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $31,000 and $37,000 for the three months ended March 31, 2009 and 2008, respectively. Mr. Guez paid expenses on our behalf of approximately $33,000 and $114,000 for the three months ended March 31, 2009 and 2008, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Azteca Production International, Inc. (“Azteca”) is owned by the brothers of Gerard Guez. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended March 31, 2009 and 2008. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. In 2007, we therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. We received no payment during 2008 so we made additional reserve of $1.5 million in the general and administrative expense in the fourth quarter of 2008. As a result, the amount owed by Azteca recorded on the consolidated balance sheets was $0 as of March 31, 2009 and December 31, 2008.

On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC (“Seven Licensing”) to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2009 and 2008 were $2.8 million and $4.2 million, respectively. Net amounts due from this related party as of March 31, 2009 and December 31, 2008 were $15.4 million and $21.6 million, respectively. Of the $15.4 million, $12.6 million was overdue at March 31, 2009.

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

We did not purchase any finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the three months ended March 31, 2009. We purchased $2.7 million of finished goods from them in the three months ended March 31, 2008. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of Charles Ghailian, a former executive officer who resigned in May 2008. Our policies for board review and approval of related party transactions were not followed with respect to the transactions with these entities because the related party nature of the relationship was not known to us at the time, and no waiver of these policies has been granted, retroactively or otherwise, for the transactions with Star Source and Astrologie. Upon becoming aware of the relationship, we immediately commenced an investigation of the transactions and determined that the purchases from these parties were made at prices in excess of market prices that we could have obtained from unaffiliated third parties, which determination Mr. Ghailian disputed. Following the investigation, in July 2008 we entered into a settlement agreement with Charles Ghailian providing for settlement and mutual release of claims. Pursuant to the agreement, Mr. Ghailian delivered to us 1.5 million shares of our common stock for cancellation and we agreed to pay Mr. Ghailian $195,000 for transition services to be performed by Mr. Ghailian from July 2, 2008 to October 31, 2008.

In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing. The sublease for the Figueroa Street facility provides for rental payment of $1.00 per twelve month period, and has an initial term of nine months. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Our lease for the executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five year term, at an annual rent of $656,000. We will continue to pay rent on the premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $284,000 in rent in the

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three months ended March 31, 2009 and 2008, for office and warehouse facilities at these locations. Since May 1, 2006, we had sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Beginning in February 2009, we only sublet a portion of our sales office in New York to Seven Licensing for a monthly payment of $3,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $31,000 and $75,000, respectively, in rental income from this sublease in the three months ended March 31, 2009 and 2008.

At March 31, 2009, we had various employee receivables totaling $160,000 included in due from related parties.

12.	Commitments and Contingencies

In 2003, we acquired a 45% equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired an exclusive license to certain exclusive rights to this trademark. We guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. During 2008, we became involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie, LLC and American Rag Cie II providing for a settlement and release of all claims with respect to litigation with American Rag Cie, LLC and American Rag Cie II. In connection with the Settlement Agreement, on December 23, 2008 Private Brands, Inc. and American Rag Cie, LLC entered into an Amended License Agreement. The Amended License Agreement reduced the annual guaranteed minimum royalties and revised the royalty rates, effective October 1, 2008. The guaranteed annual minimum royalty under License Agreement, as amended, for year 2009 is $553,000. At March 31, 2009, the total commitment on royalties remaining on the term under the Amended License Agreement was $8.2 million.

On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2009 and 2008 were $2.8 million and $4.2 million, respectively.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez and Todd Kay, our Vice Chairman. In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing. See Note 11 of the “Notes to Consolidated Financial Statements.”

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

	United States	Asia	Adjustments and Eliminations	Total
Three Months Ended March 31, 2009
Sales	$32,686,000	$4,647,000	$—	$37,333,000
Inter-company sales	—	21,186,000	(21,186,000)	—

Total revenue	$32,686,000	$25,833,000	$(21,186,000)	$37,333,000

Income (loss) from operations	$(23,000)	$176,000	$—	$153,000

Interest income	$33,000	$—	$—	$33,000

Interest expense	$150,000	$16,000	$—	$166,000

Provision for depreciation and amortization	$113,000	$26,000	$—	$139,000

Capital expenditures	$206,000	$3,000	$—	$209,000

Total assets	$34,387,000	$45,520,000	$(25,017,000)	$54,890,000

Three Months Ended March 31, 2008
Sales	$44,841,000	$5,658,000	$—	$50,499,000
Inter-company sales	—	19,122,000	(19,122,000)	—

Total revenue	$44,841,000	$24,780,000	$(19,122,000)	$50,499,000

Income (loss) from operations (1)	$(319,000)	$276,000	$—	$(43,000)

Interest income	$40,000	$—	$—	$40,000

Interest expense	$196,000	$35,000	$—	$231,000

Provision for depreciation and amortization	$91,000	$33,000	$—	$124,000

Capital expenditures	$21,000	$11,000	$—	$32,000

Total assets	$55,680,000	$113,121,000	$(98,314,000)	$70,487,000

(1)	Loss from operations in the U.S. included a loss of $201,000 recorded in Luxembourg.

14.	Litigation

Shareholder Complaint

On April 22, 2009, a complaint was filed in Superior Court of the State of California, County of Los Angeles (Case No. BC 41232) on behalf of plaintiff Anthony M. McMichael asserting claims against us, each of our directors, Sunrise Acquisition Company, LLC and Sunrise Merger Company, in connection with the proposed acquisition, by means of a merger, of our publicly held shares by Sunrise Acquisition Company, LLC (an entity owned by Messrs. Guez and Kay and the Kay Living Trust). The plaintiff alleges that he is an owner of our common stock, and this action purports to be a class action filed on behalf of our public shareholders. The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the proposed merger by pursuing a transaction that is not fair to the public shareholders and that the remaining defendants aided and abetted the alleged breaches of fiduciary duties. The complaint also alleges that our public disclosures with respect to the proposed merger were inadequate or incomplete, rendering the disclosures materially misleading. The complaint seeks, among other things, to enjoin us, our directors and the other defendants from proceeding with or consummating the proposed merger transaction or, if we complete the transaction, to rescind the merger. A condition to the closing of the merger under the merger agreement is the absence of an injunction which has the effect of making the merger illegal or otherwise legally prohibiting the consummation of the proposed merger. We have not yet filed our answer to the complaint. Based on the facts known to date, we believe that the claims asserted by the plaintiff in the action are without merit and we intend to defend this suit vigorously.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the quarterly periods and year to date ended March 31, 2009 and 2008. Except for historical information, the matters discussed in this management’s discussion and analysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See “Item 1A. Risk Factors” in Part II of this Form 10-Q.

Business Overview and Recent Developments

We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy’s Merchandising Group, Chico’s, New York & Co., Mothers Work, the Avenue, Wal-Mart, Mark’s Work and Lane Bryant, as well as wholesalers such as Seven Licensing Company. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, shirts and other tops and jackets. Our private brands include American Rag Cie and American Star.

Private Label

Private label business has been our core competency for over twenty years, and involves a one-to-one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first three months of 2009 were $26.2 million compared to $42.2 million in the first three months of 2008.

Private Brands

We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first three months of 2009 were $11.1 million compared to $8.3 million in the first three months of 2008.

During the first three months of 2009, we sold apparel under the American Rag Cie private brand. Pursuant to our agreement with Macy’s Merchandising Group, which extends through 2014, pursuant to which we exclusively distribute our American Rag Cie brand through Macy’s Merchandising Group’s national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel totaled $11.1 million in the first three months of 2009 compared to $8.2 million in the first three months of 2008.

Global Economic and Financial Crisis

Our results of operations have been, and will continue to be, effected by the worldwide economic downturn and financial crisis. The worldwide apparel industry is heavily influenced by general economic cycles. Our performance is subject to the worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of our largest customers. Consumer spending has deteriorated significantly for several months and may remain depressed, or be subject to further deterioration for the foreseeable future. Our total net sales decreased by 26.1% in first quarter of 2009 as compared to the first quarter of 2008, primarily a result of reduced demand by our customers due to the severe economic downturn as well as bankruptcies of retailers, such as Mervyn’s, that were significant in 2008. We expect our performance to continue to be adversely effected until consumer demand for apparel and other goods increases.

Further, the global banking crisis is affecting the availability of working capital to us, our vendors and our customers. Some vendors who extended us credit have experienced difficulties with their banks and have been forced to reduce the credit terms extended to us. We are also experiencing more rejection and withdrawal of customer credits by our factor and in a number of occasions, have been left with the option of either undertaking the credit risk internally or liquidating the finished goods at a loss. If the conditions in the banking and credit markets, and the overall economic conditions in general, do not improve, our liquidity may be materially and adversely affected.

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

We will be filing a definitive proxy statement and other documents concerning the proposed acquisition with the Securities and Exchange Commission. Shareholders are urged to read the definitive proxy statement when it becomes available and any other relevant documents filed with the SEC because they will contain important information on the proposed transaction.

Nasdaq Deficiency Notice

In October 2008, Nasdaq suspended enforcement of its bid price and market value of publicly held shares requirements for continued listing on the exchange, and Nasdaq has subsequently extended this suspension through July 20, 2009. On April 2, 2008, we were initially notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’ approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. The hearing, which was scheduled for November 20, 2008, has been cancelled due to the suspension of the bid price requirement. Nasdaq will not take any action through July 20, 2009 to delist our shares for the bid price deficiency. If we are still deficient in bid price at the close of business on July 20, 2009, Nasdaq will contact us to reschedule a hearing before a Nasdaq Listing Qualifications Panel.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to allowance for returns, discounts and bad debts, inventory, due from related parties reserve, valuation of long-lived and intangible assets and goodwill, accrued expenses, income taxes, stock options valuation, contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

We believe our financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, the balance in the allowance for returns, discounts and bad debts was $726,000.

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

Long-Lived Assets

We account for long-lived assets, which include property and equipment, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

We assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during the first three months of 2009. Net property and equipment balance was $2.0 million at March 31, 2009.

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

We utilized the discounted cash flow methodology to estimate fair value. As of March 31, 2009, we had a goodwill balance of $3.3 million.

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

Revenue Recognition

Revenue is recognized at the point of shipment for all merchandise sold based on FOB shipping point. For merchandise shipped on landed duty paid (or “LDP”) terms, revenue is recognized at the point of either leaving Customs for direct shipments or at the point of leaving our warehouse, or at the point our goods arrive at the customers’ warehouse where title is transferred, net of an estimate of returned merchandise and discounts. Customers are allowed the rights of return or non-acceptance only upon receipt of damaged products or goods with quality different from shipment samples. We do not undertake any after-sale warranty or any form of price protection.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2009 and 2008 reflect the impact of SFAS No. 123(R). The stock-based compensation expense related to employees or director stock options recognized for the three months ended March 31, 2009 and 2008 was $59,000 and $130,000, respectively. Basic and dilutive income per share for the three months ended March 31, 2009 and 2008 was decreased by $0.01 from $(0.00) to $(0.01) by the additional stock-based compensation recognized.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment for unrecognized tax benefits but reduced retained earnings as of January 1, 2007 by approximately $1 million attributable to penalties accrued as a component of income tax payable. As of the date of adoption, our unrecognized tax benefits totaled approximately $8.9 million.

We and our subsidiaries file income tax returns in the U.S., Hong Kong, Mexico and various state jurisdictions. We are currently subject to an audit by the State of New York for the years 2003 to 2005, but are not currently being audited by other states or non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

In the first quarter of 2008, we entered into a final settlement agreement with the IRS with respect to its examination of our Federal income tax returns for the years ended December 31, 1996 through 2002. The settlement provided for total payments to the IRS of $13.9 million, including $6.5 million of interest. We agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full of the amount due. The settlement with the IRS was within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $4.5 million of income tax payable from current payable to long-term as of March 31, 2009.

There was no unrecognized tax benefit as of March 31, 2009 and December 31, 2008. As of March 31, 2009, the accrued interest and penalties were $4.1 million and $386,000, respectively. As of December 31, 2008, the accrued interest and penalties were $4.8 million and $332,000, respectively.

In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2001 and Mexico from 2001.

Debt Covenants

Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth, and required interest coverage ratio and leverage ratio as discussed in Note 7 of the “Notes to Consolidated Financial Statements.” If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of March 31, 2009, we were not in compliance with the EBITDA covenant and a waiver of the default was obtained on May 12, 2009.

New Accounting Pronouncements

For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 8 of the “Notes to Consolidated Financial Statements.”

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

	Three Months Ended March 31,
	2009	2008
Net sales	92.6%	91.7%
Net sales to related party	7.4	8.3

Total net sales	100.0	100.0
Cost of sales	71.9	72.6
Cost of sales to related party	6.7	7.5

Total cost of sales	78.6	80.1
Gross profit	21.4	19.9
Selling and distribution expenses	5.9	6.8
General and administration expenses	14.4	12.5
Royalty expenses	0.7	0.7

Income (loss) from operations	0.4	(0.1)
Interest expense	(0.4)	(0.5)
Interest income	0.1	0.1
Interest in loss of equity method investee	—	(0.0)
Other income	0.0	0.3
Other expense	(0.1)	(0.1)

Income (loss) before provision for income taxes and minority interest	0.0	(0.3)
Provision for Income taxes	0.5	0.2
Minority interest	(0.0)	(0.0)

Net Loss	(0.5)%	(0.5)%

First Quarter 2009 Compared to First Quarter 2008

Total net sales decreased by $13.2 million, or 26.1%, to $37.3 million in first quarter of 2009 from $50.5 million in the first quarter of 2008. Sales of private label in the first quarter of 2009 were $26.2 million compared to $42.2 million in the same period of 2008. The decrease in the first quarter of 2009 resulted primarily from reduced demand by our customers due to the severe economic downturn and bankruptcies of retailers, such as Mervyn’s, that were significant customers in 2008. Sales of private brands in the first quarter of 2009 were $11.1 million compared to $8.3 million in the same period of 2008, with the increase resulting primarily from increased sales to Macy’s Merchandising Group.

Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $2.1 million, or 20.5%, to $8.0 million in the first quarter of 2009 from $10.0 million in the first quarter of 2008. The decrease in gross profit was primarily caused by a decrease in total amount of sales. As a percentage of total net sales, gross profit increased from 19.9% in the first quarter of 2008 to 21.4% in the first quarter of 2009. The increase in gross margin in the first quarter of 2009 was due primarily to an increased proportion of sales of private brands which yield a higher gross margin than our private label products.

Selling and distribution expenses decreased by $1.2 million, or 36.0%, to $2.2 million in the first quarter of 2009 from $3.4 million in the first quarter of 2008. The reduction is due primarily to a reduction in staff costs. As a percentage of total net sales, these expenses decreased to 5.9% in the first quarter of 2009 from 6.8% in the first quarter of 2008.

General and administrative expenses decreased by $945,000, or 15.0%, to $5.4 million in the first quarter of 2009 from $6.3 million in the first quarter of 2008 due to overhead reduction and cost-cutting efforts. As a percentage of total net sales, these expenses increased to 14.4% in the first quarter of 2009 from 12.5% in the first quarter of 2008 due to the decrease in total net sales during the first quarter of 2009. Included in general and administrative expenses in the first quarter of 2008 was a charge of $848,000 resulting from liquidated damages imposed by U.S. Customs on two of our overseas vendors in April 2008.

Royalty expenses decreased by $72,000, or 21.6%, to $262,000 in the first quarter of 2009 from $334,000 in the first quarter of 2008. The decrease was caused by lowered royalty rates in the fourth quarter of 2008 under the amended license agreement with American Rag Cie, LLC reached in December 2008. As a percentage of total net sales, these expenses remained at 0.7% in the first quarter of 2009 and 2008.

Income from operations in the first quarter of 2009 was $153,000, or 0.4% of total net sales, compared to loss from operations of $43,000, or (0.1)% of total net sales, in the comparable period of 2008, because of the factors discussed above.

Interest expense decreased by $65,000, or 28.0%, to $166,000 in the first quarter of 2009 from $231,000 in the first quarter of 2008. As a percentage of total net sales, this expense decreased to 0.4% in the first quarter of 2009 from 0.5% in the first quarter of 2008.

Interest income decreased by $7,000, or 16.8%, to $33,000 in the first quarter of 2009 from $40,000 in the first quarter of 2008. Other income was $32,000 in the first quarter of 2009, compared to $181,000 in the first quarter of 2008. Other expense was $50,000 in the first quarter of 2009, compared to $64,000 in the first quarter of 2008.

Interest in income (loss) of equity method investee represented our 45% share of equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores. Interest in loss of equity method investee was $23,000 in the first quarter of 2008 compared to no such income (loss) in the first quarter of 2009 due to the disposition of our 45% membership interest in connection with the settlement of the litigation with American Rag Cie, LLC in December 2008.

Income before provision for income taxes and minority interest was $3,000 in the first quarter of 2009 and loss before provision for income taxes and minority interest was $139,000 in the first quarter of 2008, representing 0.0% and (0.3)% of total net sales, respectively.

Provision for income taxes was $173,000, or 0.5% of total net sales in the first quarter of 2009 compared to $114,000 or 0.2% of total net sales in the first quarter of 2008.

There was no income (loss) allocated to minority interests, representing the minority partner’s share in PBG7 in the first quarter of 2009 and income (loss) allocated to minority interests was immaterial in the first quarter of 2008.

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

Other principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in the markets in which we sell our products;

•	decreases in market prices for our products;

•	increases in costs of raw materials;

•	increase in uncollectible accounts due to defaults; and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	the creditworthiness of our customers;

•	financial covenants contained in our current or future bank and debt facilities; and

•	volatility in the market price of our common stock or in the stock markets in general.

Certain of our private brands product lines are generally associated with higher selling, general and administrative expenses, due to significant design, development, and marketing costs compared to our private label business.

As of March 31, 2009, we had $603,000 in cash and cash equivalents as noted on our consolidated balance sheets and statement of cash flows. This represented a decrease of $4.6 million or 88.4% compared to a total of $5.2 million as of December 31, 2008.

Cash flows for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

Cash Flows:	2009	2008
Net cash used in operating activities	$(3,566)	$(5,079)
Net cash used in investing activities	$(198)	$(363)
Net cash provided by (used in) financing activities	$(845)	$7,116

During the first three months of 2009, net cash used in operating activities was $3.6 million, as compared to net cash used in operating activities of $5.1 million for the same period in 2008. Net cash used in operating activities in the first three months of 2009 resulted primarily from a net loss of $171,000, an increase in accounts receivable of $4.3 million as approximately half of the quarter’s sales occurred in March 2009, and a decrease in accounts payable and accrued expenses of $3.5 million due to customary accelerated payments to Asian vendors before Chinese New Year. The above was partially offset by a decrease in due from related parties of $6.2 million resulting from payments received from and reduced sales to this related party in the first quarter of 2009.

During the first three months of 2009, net cash used in investing activities was $198,000, as compared to net cash used in investing activities of $363,000 in the first three months of 2008. Net cash used in investing activities in the first three months of 2009 resulted primarily from the purchase of property and equipment of $209,000.

During the first three months of 2009, net cash used in financing activities was $845,000, as compared to net cash provided by financing activities of $7.1 million in the first three months of 2008. Net cash used in financing activities in the first three months of 2009 resulted primarily from payment of our short-term borrowings of $2.4 million and partially offset by a $1.6 million increase in borrowings under our debt facility and factoring agreement.

Contractual Obligations and Commercial Commitments

Following is a summary of our contractual obligations and commercial commitments available to us as of March 31, 2009 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt (1)	$14.7	$14.7	$—	$—	$—
Operating leases	8.6	1.6	3.0	2.2	1.8
Minimum royalties	8.2	0.6	1.4	1.9	4.3

Total Contractual Cash Obligations	$31.5	$16.9	$4.4	$4.1	$6.1

(1)	Includes interest on long-term debt obligations. Based on outstanding borrowings as of March 31, 2009, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $531,000.

Commercial Commitments Available to Us	Total Amounts Committed to us	Amount of Commitment Expiration per Period
		Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of credit	$60.0	$60.0	$—	$—	$—
Letters of credit (within lines of credit)	$20.0	$20.0	$—	$—	$—
Total commercial commitments	$60.0	$60.0	$—	$—	$—

Debt Obligations

The following table summarizes our debt obligations:

	March 31, 2009	December 31, 2008
Short-term bank borrowings:
Import trade bills payable – DBS Bank and Aurora Capital	$1,845,636	$4,000,602
Bank direct acceptances – DBS Bank	3,346,000	3,591,801
Other Hong Kong credit facilities – DBS Bank	3,034,235	3,037,963

	$8,225,871	$10,630,366

Debt facility and factoring agreement – GMAC CF:

	March 31, 2009	December 31, 2008
Debt facility and factoring agreement – GMAC CF	$14,166,523	$12,606,796

DBS Bank Credit Facility

In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a new credit facility with DBS Bank (Hong Kong) Limited (“DBS”), which replaced our prior letter of credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries were permitted to borrow under this facility at any time was US $25 million. In November 2008, the maximum amount was temporarily decreased to $22 million, and in March 2009 the maximum amount was further reduced to $20 million as a result of the bank’s policy of reducing credit limits provided to corporate clients. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars (which rate was 5.75% per annum at March 31, 2009) or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency (which rate was 3.77% per annum at March 31, 2009). This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries; by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay; and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2009. We are also required to maintain specified interest coverage ratio and leverage ratio and a limitation on mergers or acquisitions in excess of a specified amount. As of March 31, 2009, we were in compliance with these covenants. As of March 31, 2009, $6.9 million was outstanding under this facility. In addition, $6.3 million of open letters of credit were outstanding and $6.8 million was available for future borrowings as of March 31, 2009.

Revolving Credit Facility – GMAC Commercial Finance

On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance, LLC (“GMAC CF”) by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. This is a revolving credit facility and has a term of 3 years. In February 2009, we entered into a consent and amendment pursuant to which GMAC CF approved the proposed acquisition of our publicly held shares by an entity owned and controlled by Gerard Guez and Todd Kay, the maximum amount of the credit facility was reduced to $40 million, and the credit facility was extended for an additional year. The extension is subject to an opt-out provision which allows GMAC CF to terminate the credit facility with a notice of 60 business days after the proposed acquisition is closed. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $40 million, and includes a letter of credit facility of up to $2 million. Interest on outstanding amount under this credit facility is payable monthly and accrues at the rate of the “prime rate” plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 3.75% per annum at March 31, 2009. As of March 31, 2009, we were not in compliance with EBITDA covenant and a waiver of the default and amendment to the existing agreements were obtained on May 12, 2009. A total of $14.2 million was outstanding with respect to receivables factored under the GMAC CF facility at March 31, 2009.

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

Letters of Credit

From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of March 31, 2009, $1.4 million was outstanding under this facility and $1.1 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

Related Party Transactions

In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing. The sublease for the Figueroa Street facility provides for rental payment of $1.00 per twelve month period, and has an initial term of nine months. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Our lease for the executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five year term, at an annual rent of $656,000. We will continue to pay rent on the premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $284,000 in rent in the three months ended March 31, 2009 and 2008, for office and warehouse facilities at these locations. Since May 1, 2006, we had sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Beginning in February 2009, we only sublet a portion of our sales office in New York to Seven Licensing for a monthly payment of $3,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $31,000 and $75,000, respectively, in rental income from this sublease in the three months ended March 31, 2009 and 2008.

From time to time in the past, we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the first quarter of 2009 was approximately $1,643,000. At March 31, 2009, the entire balance due from Mr. Guez totaling $1.6 million was reflected as a reduction to shareholders’ equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $31,000 and $37,000 for the three months ended March 31, 2009 and 2008, respectively. Mr. Guez paid expenses on our behalf of approximately $33,000 and $114,000 for the three months ended March 31, 2009 and 2008, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

Azteca Production International, Inc. (“Azteca”) is owned by the brothers of Gerard Guez. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the three months ended March 31, 2009 and 2008. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. In 2007, we therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. We received no payment during 2008 so we made additional reserve of $1.5 million in the general and administrative expense in the fourth quarter of 2008. As a result, the amount owed by Azteca recorded on the consolidated balance sheets was $0 as of March 31, 2009 and December 31, 2008.

On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC (“Seven Licensing”) to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the three months ended March 31, 2009 and 2008 were $2.8 million and $4.2 million, respectively. Net amounts due from this related party as of March 31, 2009 and December 31, 2008 were $15.4 million and $21.6 million, respectively. Of the $15.4 million, $12.6 million was overdue at March 31, 2009.

We did not purchase any finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the three months ended March 31, 2009. We purchased $2.7 million of finished goods from them in the three months ended March 31, 2008. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of Charles Ghailian, a former executive officer who resigned in May 2008. Our policies for board review and approval of related party transactions were not followed with respect to the transactions with these entities because the related party nature of the relationship was not known to us at the time, and no waiver of these policies has been granted, retroactively or otherwise, for the transactions with Star Source and Astrologie. Upon becoming aware of the relationship, we immediately commenced an investigation of the transactions and determined that the purchases from these parties were made at prices in excess of market prices that we could have obtained from unaffiliated third parties, which determination Mr. Ghailian disputed. Following the investigation, in July 2008 we entered into a settlement agreement with Charles Ghailian providing for settlement and mutual release of claims. Pursuant to the agreement, Mr. Ghailian delivered to us 1.5 million shares of our common stock for cancellation and we agreed to pay Mr. Ghailian $195,000 for transition services to be performed by Mr. Ghailian from July 2, 2008 to October 31, 2008.

On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal; we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66 2/3% of the outstanding shares of our common stock and other customary conditions to closing.

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

Foreign Currency Risk. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At March 31, 2009, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

Interest Rate Risk. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of March 31, 2009, we had $1.4 million of fixed-rate borrowings and $21.0 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $210,000 on our variable-rate borrowings.

Item 4.	Controls and Procedures.

Evaluation of Controls and Procedures

Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15 or 15d-15, as of March 31, 2009, the end of the period covered by this report. Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Controls and Procedures

During the first quarter ended March 31, 2009, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Shareholder Complaint

On April 22, 2009, a complaint was filed in Superior Court of the State of California, County of Los Angeles (Case No. BC 41232) on behalf of plaintiff Anthony M. McMichael asserting claims against us, each of our directors, Sunrise Acquisition Company, LLC and Sunrise Merger Company, in connection with the proposed acquisition, by means of a merger, of our publicly held shares by Sunrise Acquisition Company, LLC (an entity owned by Messrs. Guez and Kay and the Kay Living Trust). The plaintiff alleges that he is an owner of our common stock, and this action purports to be a class action filed on behalf of our public shareholders. The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the proposed merger by pursuing a transaction that is not fair to the public shareholders and that the remaining defendants aided and abetted the alleged breaches of fiduciary duties. The complaint also alleges that our public disclosures with respect to the proposed merger were inadequate or incomplete, rendering the disclosures materially misleading. The complaint seeks, among other things, to enjoin us, our directors and the other defendants from proceeding with or consummating the proposed merger transaction or, if we complete the transaction, to rescind the merger. A condition to the closing of the merger under the merger agreement is the absence of an injunction which has the effect of making the merger illegal or otherwise legally prohibiting the consummation of the proposed merger. We have not yet filed our answer to the complaint. Based on the facts known to date, we believe that the claims asserted by the plaintiff in the action are without merit and we intend to defend this suit vigorously.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risk factors relating to our business, industry and common stock are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except as set forth below, no material change to such risk factors has occurred during the three months ended March 31, 2009.

We are subject to litigation related to the pending merger.

We are actively defending a stockholder lawsuit filed in California related to the proposed acquisition, by means of a merger, of our publicly held shares by an entity owned by Gerard Guez and Todd Kay. In the action, the plaintiff alleges, among other things, that our directors breached their fiduciary duties in connection with the proposed merger transaction by pursuing a transaction that is not fair to the public shareholders. The complaint also alleges that our disclosures with respect to the transaction were inadequate or incomplete, rendering the disclosures materially misleading. The complaint alleges that the remaining defendants aided and abetted the alleged breaches of fiduciary duties. The complaint seeks, among other things, to enjoin us, our directors and the other defendants from proceeding with or consummating the proposed merger transaction or, if we complete the transaction, to rescind the merger. The absence of an injunction prohibiting the consummation of the proposed merger is a condition to the closing of the transaction.

While we believe that the claims made in this litigation are without merit and intend to defend such claims vigorously, there can be no assurance that we will prevail in our defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed acquisition or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the proposed acquisition could delay or prevent the consummation of the transaction. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general.

We may not be able to maintain our listing on the Nasdaq Global Market and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market. The requirement currently affecting us is maintaining a minimum closing bid price per share of $1.00. On April 2, 2008, the Nasdaq Stock Market Inc. issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’ approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. In October 2008, Nasdaq suspended enforcement of its bid price and market value of publicly held shares requirements for continued listing on the exchange, and Nasdaq has subsequently extended this suspension until July 20, 2009. The hearing, which was scheduled for November 20, 2008, has been cancelled. Nasdaq will not take any action before July 20, 2009 to delist our shares for the bid price deficiency. If we are still deficient in bid price at the close of business on July 20, 2009, Nasdaq will contact us to reschedule a hearing before a Nasdaq Listing Qualifications Panel.

If Nasdaq reschedules our appeal hearing after the rule suspension expires in July 2009, we intend to request an additional period of time, if necessary, so that we can determine whether the proposed going-private transaction will be completed before having to implement the reverse stock split. If it is determined that the going private transaction will not be completed, we intend to implement the reverse stock split as soon as possible in order to maintain listing on the Nasdaq Global Market. There is no assurance that the Nasdaq Panel will accept our appeal. Further, there can be no assurance that if the reverse stock split is implemented the price per share of our common stock after the reverse stock split will increase in an amount proportionate to the decrease in the number of issued and outstanding shares, or will increase at all, or that the market price of the common stock immediately after the reverse stock split will be maintained for any period of time.

If we fail to maintain continued listing on the Nasdaq Global Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 26, 2009, by and among Tarrant Apparel Group, Sunrise Acquisition Company, LLC, Sunrise Merger Company, Gerard Guez and Todd Kay. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 27, 2009).

10.13.7	Consent to Enter Into Merger Agreement and Amendments to Agreements, dated February 24, 2009, by and among GMAC Commercial Finance LLC, Tarrant Apparel Group, Fashion Resource (TCL), Inc., Tag Mex, Inc., and Private Brands, Inc.

10.24	Agreement dated September 1, 2006, Amendment No. 1 to Agreement dated January 1, 2007, Amendment No. 2 to Agreement dated November 1, 2007, and Amendment No. 3 to Agreement dated June 16, 2008, each between Tarrant Apparel Group and Seven Licensing Company, LLC.

10.25	Sublease Agreement between Tarrant Apparel Group and Seven Licensing Company, LLC.

10.26	Equity Rollover Agreement, dated February 26, 2009, by and among Sunrise Acquisition Company, LLC, Gerard Guez, Todd Kay and Todd Kay and Kimberly Smith Kay Trustees Kay Living Trust. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 27, 2009).

10.27	Limited Joint and Several Guarantee, dated February 26, 2009, by and among Tarrant Apparel Group, Gerard Guez and Todd Kay. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 27, 2009).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRANT APPAREL GROUP

Date: May 12, 2009	By:	/s/ Patrick Chow
Patrick Chow, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2009	By:	/s/ Gerard Guez
Gerard Guez, Interim Chief Executive Officer (Principal Executive Officer)