Form 10-K/A
period 2008-12-31
TARRANT APPAREL GROUP
filed 2009-06-09
CIK 944948

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “Amendment”), to amend our Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2009 (the “Original Annual Report”). The Company is filing this Amendment in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC.

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

i

PART I

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

•

Redemption by ARC LLC of our 45% membership interest in ARC LLC, and redemption by American Rag Compagnie of our 5,000 shares in American Rag Compagnie, in each case without payment of cash consideration to us; and

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

PART II

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

Overview

Tarrant Apparel Group is a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our private brands include American Rag Cie and Marisa K.

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

In connection with the settlement agreement, on December 23, 2008, Private Brands, Inc. and American Rag Cie, LLC entered into an Amended License Agreement. The Amended License Agreement amends and restates our prior license agreement for the “American Rag Cie” trademark effective October 1, 2008 to, among other things, extend the initial term of the agreement to September 30, 2018, with six consecutive ten-year automatic renewal terms; amend the territory to consist of the United States, Canada, Mexico and Bermuda; reduce the annual guaranteed minimum royalties and revise the royalty rates; clarify the provisions with respect to calculation of royalties and reporting; and amend the termination provisions. The amendments to the license agreement primarily were with respect to provisions that gave rise to our dispute with American Rag Cie, LLC. While the amendments to the license agreement are significant in that they eliminate what historically has been a basis for dispute between the parties, we do not anticipate that the amendments to our license agreement will have a material impact on our business, financial condition or results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our consolidated statements of income as a percentage of net sales:

	Years Ended December 31,
	2006	2007	2008
Net sales	98.1%	92.0%	84.3%
Net sales to related party	1.9	8.0	15.7

Total net sales	100.0	100.0	100.0
Cost of sales	76.6	72.7	66.2
Cost of sales to related party	1.6	7.2	14.6

Total cost of sales	78.2	79.9	80.8
Gross profit	21.8	20.1	19.2
Selling and distribution expenses	4.7	6.0	5.7
General and administration expenses	11.6	10.0	14.9
Royalty expenses	1.2	0.8	0.8
Goodwill impairment charge	—	—	3.4
Loss on notes receivable-related parties	11.7	—	—
Terminated acquisition expenses	—	0.8	—
Adjustment to fair value of long-term receivable–related parties	—	0.3	—

Income (loss) from operations	(7.4)	2.2	(5.6)
Interest expense	(2.6)	(1.7)	(0.4)
Interest income	0.5	0.0	0.1
Interest in income of equity method investee	0.0	0.0	0.1
Other income	0.2	1.7	1.0
Adjustment to fair value of derivative	0.1	0.1	—
Loss on equity method investment	—	—	(0.5)
Other expense	(0.2)	(2.0)	(0.0)
Income (loss) before provision (credit) for income taxes and minority interest	(9.4)	0.3	(5.3)
Provision (credit) for income taxes	0.2	(0.4)	0.4
Minority interest	0.0	0.0	0.0

Net Income (loss)	(9.6)%	0.7%	(5.7)%

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

Other income decreased by $2.1 million, or 50.6%, from $4.1 million in 2007 to $2.0 million in 2008. Included in other income in 2007 was a gain of $3.8 million on notes receivable–related parties. See Note 5 of the “Notes to Consolidated Financial Statements”. Other income in 2008 included a gain on rescission on common stock due to settlement of $915,000 and $500,000 from the sale of an entity in Mexico.

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

Loss on notes receivable-related parties was $27.1 million or 11.7% of total net sales in 2006, compared to no such expense in 2007. During 2006, the purchasers of our Mexico assets ceased providing fabric and were not making payments under the notes. We evaluated the recoverability of the notes receivable and recorded a loss on the notes receivable in an amount equal to the outstanding balance less the value of the underlying assets securing the notes. See Note 5 of the “Notes to Consolidated Financial Statements”.

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

Net cash used in operating activities was $5.6 million in 2008, as compared to net cash provided by operating activities in 2007 of $12.5 million and in 2006 of $15.0 million. Net cash used in operating activities in 2008 resulted primarily from a net loss of $11.1 million, an increase of $14.7 million of due from related parties and a decrease of accrued expenses of $2.8 million and income taxes payable of $7.1 million. The above was offset by a decrease in accounts receivable of $16.8 million, a decrease in inventory of $6.1 million and impairment charges of goodwill of $6.7 million. Increase of due from related parties represents accounts receivable due from Seven Licensing Company and the increase was caused by a substantial increase in sales to Seven Licensing Company in 2008 as compared to the prior year. The reduction in income taxes payable was primarily the result of tax payments amounting to $6.3 million made in 2008 in connection with the settlement with the IRS relating to tax examinations for prior years. The decrease in accounts receivable are due primarily to reduced sales to unrelated parties in 2008 and the decrease in inventory similarly resulted mainly from reduced sales levels in 2008.

During 2008, net cash used in investing activities was $204,000, as compared to net cash provided by investing activities of $21.5 million in 2007 and net cash used in investing activities of $5.1 million in 2006. Net cash used in investing activities in 2008 resulted primarily from purchases of fixed assets of $942,000, including leasehold improvements of $626,000 to our New York offices, offset by collections of advances from shareholders/officers of $301,000 and net proceeds from sale of marketable securities of $242,000.

During 2008, net cash provided by financing activities was $10.5 million as compared to net cash used in financing activities of $34.3 million in 2007 and $10.7 million in 2006. Net cash provided by financing activities in 2008 resulted primarily from $9.6 million of our long-term borrowings and $885,000 on our short-term bank borrowings. The increase in borrowing was mainly the result of borrowing funds to pay our income taxes liabilities during the year in connection with the IRS settlement.

Debt Obligations

The following table summarizes our debt obligations:

	December 31,
	2007	2008
Short-term bank borrowings:
Import trade bills payable—DBS Bank and Aurora Capital	$4,600,293	$4,000,602
Bank direct acceptances—DBS Bank	1,222,998	3,591,801
Other Hong Kong credit facilities—DBS Bank	3,921,927	3,037,963

	$9,745,218	$10,630,366

Long-term obligations:
Equipment financing	$5,338	$—
Debt facility and factoring agreement—GMAC CF	2,997,793	12,606,796

	3,003,131	12,606,796
Less current portion	(3,003,131)	(12,606,796)

	$0.00	$0.00

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

Revolving Credit Facility—GMAC Commercial Finance

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

PART III

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

In early 2008, we learned that two entities from which we have purchased finished goods, Star Source, LLC and AJG Inc. dba Astrologie, are beneficially owned by an adult son of Charles Ghailian, one of our former executive officers. We purchased $8.7 million, $10.4 million and $6.5 million of finished goods from Star Source, LLC and AJG Inc. dba Astrologie for the years ended December 31, 2006, 2007 and 2008, respectively. The policies described above for review and approval of related party transactions were not followed with respect to the transactions with these entities because the relationship with Mr. Ghailian was not previously known to us, and no waiver of these policies has been granted, retroactively or otherwise, for the transactions with Star Source and Astrologie. Upon becoming aware of the relationship, we immediately commenced an investigation of the transactions. Based on the investigation, we determined that the purchases from these parties were made at prices in excess of market prices that we could have obtained from unaffiliated third parties, which determination Mr. Ghailian disputed. Mr. Ghailian resigned his position with us in May 2008. Following our investigation, in July 2008 we entered into a settlement agreement with Mr. Ghailian providing for settlement and mutual release of claims. Pursuant to the agreement, Mr. Ghailian delivered to us 1.5 million shares of our common stock for cancellation and we agreed to pay Mr. Ghailian $195,000 for consulting services to be performed by Mr. Ghailian from July 2, 2008 to October 31, 2008. The 1.5 million shares of common stock returned to us by Mr. Ghailian were fair valued at $915,000 on July 2, 2008 based on the closing price of our common stock on that date.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements. (Previously filed with the Original Annual Report)

(2) Financial Statement Schedules. (Previously filed with the Original Annual Report)

(3) Exhibits.

10.23	Settlement Agreement by and between American Rag Cie, LLC, American Rag Cie II, World Denim Bar, LLC, Café Beau Soleil, LLC, Mark I. Werts and Larry Russ, on the one hand, and Tarrant Apparel Group, Private Brands, Inc., Gerard Geuz and Todd Kay, on the other hand.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

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

Signature	Title	Date

/S/ GERARD GUEZ Gerard Guez	Chairman of the Board of Directors and Interim Chief Executive Officer (Principal Executive Officer)	June 9, 2009

* Todd Kay	Vice Chairman of the Board of Directors	June 9, 2009

/S/ PATRICK CHOW Patrick Chow	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 9, 2009

* Milton Koffman	Director	June 9, 2009

* Stephane Farouze	Director	June 9, 2009

* Mitchell Simbal	Director	June 9, 2009

* Joseph Mizrachi	Director	June 9, 2009

* Simon Mani	Director	June 9, 2009

* By:	/S/ GERARD GUEZ
Gerard Guez, Attorney-in-fact

S-1