Form 10-Q
period 2009-06-30
TARRANT APPAREL GROUP
filed 2009-08-13
CIK 944948

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

OR

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to _______________

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        Number of shares of Common Stock of the Registrant outstanding as of August 10, 2009:  30,543,763.

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

PART I-- FINANCIAL INFORMATION

Item 1.    Financial Statements.

TARRANT APPAREL GROUP
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,939	$5,207,293
Restricted cash	105,000	105,000
Accounts receivable, net of $1.7 million and $0.6 million allowance for returns, discounts and bad debts at June 30, 2009 and December 31, 2008, respectively	26,445,915	19,198,746

Due from related parties	18,950,704	21,581,447
Inventory	6,555,036	7,065,805
Temporary quota rights	—	35,835
Prepaid expenses	1,481,078	1,202,461
Deferred tax assets	156,594	146,401
Total current assets	53,783,266	54,542,988

Property and equipment, net of $6.3 million and $7.4 million accumulated depreciation and amortization at June 30, 2009 and December 31, 2008, respectively	2,253,846	1,985,526

Due from related parties, net of $2.6 million reserve and $0.8 million adjustment to fair value both at June 30, 2009 and December 31, 2008	125,050	138,700
Deferred financing cost, net of $0.4 million accumulated amortization at December 31, 2008	—	67,217

Other assets	1,691	1,691
Goodwill, net	3,282,845	3,282,845
Total assets	$59,446,698	$60,018,967

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$8,232,626	$10,630,366
Accounts payable	12,444,967	11,679,398
Accrued expenses	5,830,092	5,850,393
Income taxes, current portion	4,282,864	4,222,909
Debt facility and factoring agreement	14,715,259	12,606,796
Total current liabilities	45,505,808	44,989,862

Income taxes, net of current portion	3,887,687	5,163,568
Total liabilities	49,393,495	50,153,430

Minority interest in PBG7	60,398	60,398
Commitments and contingencies

Shareholders' equity:
Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—

Common stock, no par value, 100,000,000 shares authorized; 30,543,763 shares issued and outstanding at June 30, 2009 and December 31, 2008	115,757,465	115,757,465

Warrants to purchase common stock	5,471,406	5,515,506
Contributed capital	13,094,610	12,918,949
Accumulated deficit	(122,695,915)	(122,744,111)
Notes receivable from officer and shareholder	(1,634,761)	(1,642,670)
Total shareholders' equity	9,992,805	9,805,139

Total liabilities and shareholders' equity	$59,446,698	$60,018,967

        The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Net sales	$37,492,772	$47,423,850	$72,066,954	$93,745,566
Net sales to related party	3,544,178	3,873,954	6,303,521	8,051,035
Total net sales	41,036,950	51,297,804	78,370,475	101,796,601

Cost of sales	28,240,198	36,775,183	55,071,231	73,428,596
Cost of sales to related party	3,238,319	3,547,721	5,758,695	7,353,702
Total cost of sales	31,478,517	40,322,904	60,829,926	80,782,298

Gross profit	9,558,433	10,974,900	17,540,549	21,014,303
Selling and distribution expenses	2,419,314	2,770,813	4,613,011	6,200,049
General and administrative expenses	6,333,753	7,816,067	11,707,166	14,134,684
Royalty expense	299,943	478,987	562,091	813,265
Goodwill impairment charge	—	5,300,000	—	5,300,000

Income (loss) from operations	505,423	(5,390,967)	658,281	(5,433,695)

Interest expense	(221,112)	(244,697)	(387,156)	(475,359)
Interest income	31,944	152,812	65,171	192,734
Interest in income of equity method investee	—	130,448	—	107,054
Other income	90,627	325,614	122,935	506,870
Other expense	—	(2,293)	(49,764)	(66,045)

Income (loss) before provision for income
taxes and minority interest	406,882	(5,029,083)	409,467	(5,168,441)
Provision for income taxes	187,779	245,097	361,271	359,140
Minority interest	—	5	—	123
Net income (loss)	$219,103	$(5,274,175)	$48,196	$(5,527,458)

Net income (loss) per share:
Basic	$0.01	$(0.16)	$0.00	$(0.17)
Diluted	$0.01	$(0.16)	$0.00	$(0.17)

Weighted average common and common
equivalent shares:
Basic	30,543,763	32,043,763	30,543,763	32,043,763
Diluted	30,543,763	32,043,763	30,543,763	32,043,763

        The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$48,196	$(5,527,458)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization of property and equipment.	208,041	165,787
Amortization of deferred financing cost	67,217	73,329
Goodwill impairment charge	—	5,300,000
Change in the provision for returns and discounts	116,711	(454,919)
Change in the provision for bad debts	1,003,407	1,983,890
Inventory reserve	—	82,000
Loss on sale of fixed assets	49,764	66,045
Income from equity method investment	—	(107,054)
Gain on sale of marketable securities	—	(345,567)
Unrealized gain on marketable securities	—	(8,756)
Minority interest	—	(123)
Stock-based compensation	131,561	152,690
Changes in operating assets and liabilities:
Accounts receivable	(8,367,287)	1,003,530
Due from related parties	2,644,394	(3,308,688)
Inventory	510,769	5,263,944
Temporary quota rights	35,835	(31,941)
Prepaid expenses	(278,616)	252,106
Other assets	—	100,000
Deferred taxes	(10,194)	(111,881)
Accounts payable	765,569	226,394
Accrued expenses	(20,300)	(3,415,113)
Income taxes payable	(1,215,926)	(4,930,035)
Net cash used in operating activities	(4,310,859)	(3,571,820)

Cash flows from investing activities:
Purchase of marketable securities	—	(586,469)
Proceeds from sale of marketable securities	—	758,588
Notes receivable	—	(1,500,000)
Purchase of property and equipment	(535,590)	(188,078)
Proceeds from sale of property and equipment	9,464	56,864
Distribution from equity method investee	—	135,000
Collection of notes receivable from shareholder and officer	7,908	132,653

Net cash used in investing activities	(518,218)	(1,191,442)

Cash flows from financing activities:
Short-term bank borrowings, net	(2,397,739)	2,679,764
Proceeds from debt facility and factoring agreement	65,357,550	95,286,648
Payment of debt facility and factoring agreement	(63,249,088)	(89,348,624)

Net cash provided by (used in) financing activities	(289,277)	8,617,788

Increase (decrease) in cash and cash equivalents	(5,118,354)	3,854,526
Cash and cash equivalents at beginning of period	5,207,293	491,416

Cash and cash equivalents at end of period	$88,939	$4,345,942

          The accompanying notes are an integral part of these consolidated financial statements

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Organization and Basis of Consolidation

        The accompanying financial statements consist of the consolidation of Tarrant Apparel Group, a California corporation, and its majority owned subsidiaries located primarily in the U.S. and Asia. At June 30, 2009, we own 75% of PBG7, LLC (“PBG7”). We consolidate these entities and reflect the minority interests in earnings (losses) of the ventures in the accompanying financial statements. All inter-company amounts are eliminated in consolidation. The 25% minority interest in PBG7 is owned by BH7, LLC, an unrelated party.

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

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

License Agreements and Royalty Expense

        We enter into license agreements from time to time that allow us to use certain trademarks and trade names on certain of our products. These agreements require us to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. Our accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. See Note 13 of the “Notes to Consolidated Financial Statements” regarding agreements we have entered into.

        Royalty expense in the six months ended June 30, 2009 and 2008 was $562,000 and $813,000, respectively.

Deferred Rent Provision

        When a lease requires fixed escalation of the minimum lease payments, rental expense is recognized on a straight line basis over the initial term of the lease, and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred amount. Furthermore, this amount also includes $579,000 of tenant improvement allowance, which is also recognized on a straight-line basis from the date the asset was put into place up to the end of the lease term and/or the end of the asset’s useful life, whichever comes first.

        As of June 30, 2009 and December 31, 2008, deferred rent of $767,000 and $661,000, respectively, was recorded under accrued expense in our consolidated financial statements.

Reclassification on Financial Statements

        Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

3.     Stock-Based Compensation

        Our Employee Incentive Plan, formerly the 1995 Stock Option Plan (the “1995 Plan”), authorized the grant to our officers, employees, directors and consultants of both incentive and non-qualified stock options for shares of our common stock. As of June 30, 2009, there were outstanding options to purchase a total of 737,000 shares of common stock granted under the 1995 Plan. No further grants may be made under the 1995 Plan. On May 25, 2006, we adopted the Tarrant Apparel Group 2006 Stock Incentive Plan (the “2006 Plan”), which authorizes the issuance of up to 5,100,000 shares of our common stock pursuant to options or awards granted under the 2006 Plan. As of June 30, 2009, there were outstanding options to purchase a total of 743,000 shares of common stock, and 2,857,000 shares remained available for issuance pursuant to awards granted under the 2006 Plan. The exercise price of options under the plan must be equal to at least 100% of fair market value of common stock on the date of grant. The 2006 Plan also permits other types of awards, including stock appreciation rights, restricted stock and other performance-based benefits.

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

        We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months and six months ended June 30, 2009 and 2008 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        A summary of our stock option activity and related information for the year ended December 31, 2008 and the six months ended June 30, 2009 is as follows:

	Employees
	Number of Shares	Exercise Price
Options outstanding at December 31, 2007	8,214,209	$1.39-$45.50
Granted	—	—
Exercised	—	—
Forfeited	(1,309,550)	$1.84-$39.97
Expired	(1,022,750)	$15.50-$33.13
Options outstanding at December 31, 2008	5,881,909	$1.39-$45.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(2,000)	$45.50
Options outstanding at June 30, 2009	5,879,909	$1.39-$9.94

        We had no stock options outstanding to non-employees as of December 31, 2008 and June 30, 2009.

        The following table summarizes information about stock options outstanding, expected to vest and exercisable as of December 31, 2008 and June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2008
Employees - Outstanding	5,881,909	$4.16	4.5	$0
Employees - Expected to vest	5,824,678	$4.18	4.4	$0
Employees - Exercisable	5,497,780	$4.32	4.2	$0

As of June 30, 2009:
Employees - Outstanding	5,879,909	$4.14	4.0	$0
Employees - Expected to vest	5,822,678	$4.17	3.9	$0
Employees - Exercisable	5,639,095	$4.24	3.8	$0

        The following table summarizes our non-vested options as of December 31, 2008 and changes during the six months ended June 30, 2009:

Non-vested Options	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	384,129	$1.24
Granted	—	—
Vested	(143,315)	$1.22
Forfeited	—	—
Non-vested at June 30, 2009	240,814	$1.26

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008 consisted of compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For stock-based payment awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, which we estimate to be 11.0% and 13.1%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards. When valuing awards, we estimate the expected terms using the “safe harbor” provisions provided in SAB No. 110 and the volatility using historical data. We did not grant any options to purchase shares of common stock during the six months ended June 30, 2009 and 2008. The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2009 was $132,000, of which $110,000 was recorded under general and administrative expenses and $22,000 was recorded under selling and distribution expenses in our consolidated statements of operation. The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2008 was $153,000, of which $109,000 was recorded under general and administrative expenses and $44,000 was recorded under selling and distribution expenses in our consolidated statements of operation. Basic and dilutive income per share for the three months and six months ended June 30, 2008 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive income per share for the three months ended June 30, 2009 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive income per share for the six months ended June 30, 2009 was decreased by $0.01 from $0.01 to $0.00 by the additional stock-based compensation recognized.

        There were no options exercised in the six months ended June 30, 2009 or 2008. The total fair value of shares vested for the six months ended June 30, 2009 and 2008 were approximately $175,000 and $497,000, respectively.

        As of June 30, 2009, there was $227,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.0 years.

        When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2009, we had 69.5 million authorized, unissued shares of common stock.

4.     Accounts Receivable

        Accounts receivable consists of the following:

	June 30, 2009	December 31, 2008
U.S. trade accounts receivable	$1,844,966	$1,015,340
Foreign trade accounts receivable	5,271,382	4,433,595
Factored accounts receivable	20,833,343	14,011,129
Other receivables	168,001	290,341
Allowance for returns, discounts and bad debts	(1,671,777)	(551,659)
	$26,445,915	$19,198,746

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        At June 30, 2009, substantially all trade receivables, irrespective of their debt ratings, were factored under our credit facility with GMAC and GMAC advances up to 90% of the invoice value to us immediately upon the submission of invoices. See Note 8 of “Notes to Consolidated Financial Statements.”

5.     Inventory

        Inventory consists of the following:

	June 30, 2009	December 31, 2008
Raw materials - fabric and trim accessories	$470,111	$821,411
Finished goods shipments-in-transit	1,642,665	3,256,727
Finished goods	4,442,260	2,987,667
	$6,555,036	$7,065,805

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

        During 2008, we became involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie, LLC and American Rag Cie II providing for a settlement and release of all claims with respect to our litigation with American Rag Cie, LLC and American Rag Cie II. Pursuant to the Settlement Agreement, the parties agreed to the following actions:

o	Dismissal of the Action by all parties and release of claims asserted in the Action;

o	Redemption by American Rag Cie, LLC of our 45% membership interest in American Rag Cie, LLC, and redemption by American Rag Compagnie of our 5,000 shares in American Rag Compagnie; and

o	Amendment of the License Agreement with respect to the “American Rag Cie”trademark.

        As a result of the Settlement Agreement, we no longer own an equity interest in American Rag Cie, LLC or American Rag Compagnie, and continue to license rights to the American Rag Cie trademark. As a result of disposition of our membership interest in American Rag Cie, LLC and shares in American Rag Compagnie, we recorded an impairment of goodwill of $1.4 million in the fourth quarter of 2008.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        In connection with the Settlement Agreement, on December 23, 2008, Private Brands, Inc. and American Rag Cie, LLC entered into an Amended License Agreement. The Amended License Agreement amends and restates our prior license agreement for the “American Rag Cie” trademark effective October 1, 2008 to, among other things:

o	Extend the initial term of the agreement to September 30, 2018, with six consecutive ten-year automatic renewal terms;

o	Amend the territory to consist of the United States, Canada, Mexico and Bermuda;

o	Reduce the annual guaranteed minimum royalties and revise the royalty rates;

o	Clarify the provisions with respect to calculation of royalties and reporting; and

o	Amend the termination provisions.

        We have accounted for the transfers and exchanges within the Settlement Agreement in accordance to APB 29 “Accounting for Nonmonetary Transactions”, which fair-valued the non-monetary exchange as we deemed the transaction to have commercial substance.  We performed a calculation to determine the present value of the future cash flows under the prior license agreement and amended license agreement and determined that the cash flows did not differ significantly.  Therefore, the incremental fair value of the economic benefit from the original to the amended license agreement was insignificant.

        The guaranteed annual minimum royalty under the License Agreement, as amended, for year 2009 is $553,000. At June 30, 2009, the total commitment on royalties remaining on the term under the Amended License Agreement was $8.0 million. Royalty expense payable to American Rag in the first six months of 2009 and 2008 was $562,000 and $813,000, respectively.

7.    Impairment of Assets

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

We utilized the discounted cash flow methodology to estimate fair value. As of June 30, 2009, we had a goodwill balance of $3.3 million.

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

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        On July 29, 2008, Mervyn’s LLC filed for bankruptcy protection. We expected sales to Mervyn’s to decrease significantly. Mervyn’s was the most important customer of our FR TCL-Chazzz/MGI division. It represented approximately 22% and 37% of sales of this division in the first six months of 2008 and in the twelve months of 2007, respectively; we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis outlined above, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million in the second quarter of 2008. There was no impairment charge to goodwill at June 30, 2009.

8.    Debt

        Short-term bank borrowings consist of the following:

	June 30, 2009	December 31, 2008
Import trade bills payable - DBS Bank and Aurora Capital	$2,876,791	$4,000,602
Bank direct acceptances - DBS Bank	2,867,986	3,591,801
Other Hong Kong credit facilities - DBS Bank	2,487,849	3,037,963
	$8,232,626	$10,630,366

        Debt facility and factoring agreement - GMAC CF:

	June 30, 2009	December 31, 2008
Debt facility and factoring agreement - GMAC CF	$14,715,259	$12,606,796

Import Trade Bills Payable, Bank Direct Acceptances and Other Hong Kong Credit Facilities

        In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries were permitted to borrow under this facility at any time was US $25 million. In November 2008, the maximum amount was temporarily decreased to $22 million, and in March 2009 the maximum amount was further reduced to $20 million as a result of the bank's policy of reducing credit limits provided to corporate clients. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars (which rate was 5.75% per annum at June 30, 2009) or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency (which rate was 3.57% per annum at June 30, 2009). This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay, and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2009. We are also required to maintain specified interest coverage and leverage ratios and are limited in engaging in mergers and acquisitions in excess of a specified amount. As of June 30, 2009 we were in compliance with the covenants. As of June 30, 2009, $6.2 million was outstanding under this facility. In addition, $7.4 million of open letters of credit were outstanding and $6.4 million was available for future borrowings as of June 30, 2009.

        From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2009, $2.0 million was outstanding under this facility and $0.3 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Facility and Factoring Agreement - GMAC Commercial Finance

        On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. This is a revolving credit facility and had a term of 3 years. In February 2009, we entered into a consent and amendment pursuant to which GMAC CF approved the proposed acquisition of our publicly held shares by an entity owned and controlled by Gerard Guez and Todd Kay, the maximum amount of the credit facility was reduced to $40 million, and the credit facility was extended for an additional year. The extension is subject to an opt-out provision which allows GMAC CF to terminate the credit facility with a notice of 60 business days after the proposed acquisition is closed. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $40 million, and includes a letter of credit facility of up to $2 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 3.75% per annum at June 30, 2009. As of June 30, 2009, we were not in compliance with the EBITDA covenant and a waiver of the default and amendment to the existing agreements were obtained on August 6, 2009. A total of $14.7 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2009.

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

9.    Recently Issued Accounting Pronouncements

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is effective sixty days following the SEC's approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently assessing the impact of SFAS No. 162 on our result of operations and financial condition.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        In April 2008, the FASB issued Staff Position ("FSP") 142-3, "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our results of operations and financial condition.

        In April 2009, FASB issued three related Staff Positions: (i) FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", (ii) FSP 115-2 and FSP 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," and (iii) FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The adoption of these Staff Positions did not have a material impact on our results of operations and financial condition.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date--that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of these Staff Positions did not have a material impact on our results of operations and financial condition.

10.     Income Taxes

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

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        We and our subsidiaries file income tax returns in the U.S., Hong Kong and various state jurisdictions. We are currently subject to audits by the State of New York for the years 2003 to 2005 and the City of New York for the years 2000 to 2002, but are not currently being audited by other states or non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

        In the first quarter of 2008, we entered into a final settlement agreement with the IRS with respect to its examination of our Federal income tax returns for the years ended December 31, 1996 through 2002. The settlement provided for total payments to the IRS of $13.9 million, including $6.5 million of interest. We agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full of the amount due. The settlement with the IRS was within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $3.9 million of income tax payable from current payable to long-term as of June 30, 2009.

        There was no unrecognized tax benefit as of June 30, 2009 and December 31, 2008. As of June 30, 2009, the accrued interest and penalties were $4.0 million and $446,000, respectively. As of December 31, 2008, the accrued interest and penalties were $4.8 million and $332,000, respectively.

        In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2002 and Mexico from 2001.

11.     Net Income (Loss) Per Share

        Basic and diluted income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share". A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic EPS Computation:
Numerator	$219,103	$(5,274,175)	$48,196	$(5,527,458)
Denominator:
Weighted average common shares
outstanding	30,543,763	32,043,763	30,543,763	32,043,763

Basic EPS	$0.01	$(0.16)	$0.00	$(0.17)

Diluted EPS Computation:
Numerator	$219,103	$(5,274,175)	$48,196	$(5,527,458)
Denominator:
Weighted average common shares
outstanding	30,543,763	32,043,763	30,543,763	32,043,763
Options	—	—	—	—

Total shares	30,543,763	32,043,763	30,543,763	32,043,763

Diluted EPS	$0.01	$(0.16)	$0.00	$(0.17)

        All options and warrants were excluded from the computation of net income per share in the three months and six months ended June 30, 2009 as the exercise prices of the securities were greater than the average market price for the three months and six months ended June 30, 2009. All options and warrants were excluded from the computation of net loss per share in the three months and six months ended June 30, 2008 as the impact would be anti-dilutive. The following table presents potentially dilutive securities that were not included in the computation of loss per share:

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of June 30
	2009	2008
Options	5,879,909	7,513,509
Warrants	5,020,000	5,931,732
Total	10,899,909	13,445,241

12.    Related Party Transactions

        As of June 30, 2009, related party affiliates were indebted to us in the amounts of $20.7 million. These include amounts due from Gerard Guez, our Chairman and Interim Chief Executive Officer. From time to time in the past, we had advanced funds to Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2009 was approximately $1,641,000. At June 30, 2009, the entire balance due from Mr. Guez totaling $1.6 million was reflected as a reduction to shareholders’ equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $63,000 and $72,000 for the six months ended June 30, 2009 and 2008, respectively. Mr. Guez paid expenses on our behalf of approximately $71,000 and $206,000 for the six months ended June 30, 2009 and 2008, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez’s loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company’s aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

        Azteca Production International, Inc. (“Azteca”) is owned by the brothers of Gerard Guez. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the six months ended June 30, 2009 and 2008. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. In 2007, we therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. We received no payment during 2008 so we made additional reserve of $1.5 million in the general and administrative expense in the fourth quarter of 2008. As a result, the amount owed by Azteca recorded on the consolidated balance sheets was $0 as of June 30, 2009 and December 31, 2008.

        On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC (“Seven Licensing”) to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2009 and 2008 were $6.3 million and $8.1 million, respectively. Net amounts due from this related party as of June 30, 2009 and December 31, 2008 were $18.9 million and $21.6 million, respectively. Of the $18.9 million, $15.6 million was overdue at June 30, 2009, and $1.5 million was subsequently repaid.

        On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly by Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66 2/3% of the outstanding shares of our common stock and other customary conditions to closing. A shareholder meeting to vote on the proposed merger is scheduled for August 20, 2009.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        We did not purchase any finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the six months ended June 30, 2009. We purchased $2.7 million of finished goods from them in the six months ended June 30, 2008. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of Charles Ghailian, a former executive officer who resigned in May 2008. Our policies for board review and approval of related party transactions were not followed with respect to the transactions with these entities because the related party nature of the relationship was not known to us at the time, and no waiver of these policies has been granted, retroactively or otherwise, for the transactions with Star Source and Astrologie. Upon becoming aware of the relationship, we immediately commenced an investigation of the transactions and determined that the purchases from these parties were made at prices in excess of market prices that we could have obtained from unaffiliated third parties, which determination Mr. Ghailian disputed. Following the investigation, in July 2008 we entered into a settlement agreement with Charles Ghailian providing for settlement and mutual release of claims. Pursuant to the agreement, Mr. Ghailian delivered to us 1.5 million shares of our common stock for cancellation and we agreed to pay Mr. Ghailian $195,000 for transition services to be performed by Mr. Ghailian from July 2, 2008 to October 31, 2008.

        In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing. The sublease for the Figueroa Street facility provides for rental payment of $1.00 per twelve month period, and has an initial term of nine months. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Our lease for the executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five year term, at an annual rent of $656,000. We will continue to pay rent on the premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $568,000 in rent in the six months ended June 30, 2009 and 2008, for office and warehouse facilities at these locations. Since May 1, 2006, we sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Beginning in February 2009, we only sublet a portion of our sales office in New York to Seven Licensing for a monthly payment of $3,000 on a month to month basis. Starting May 1, 2009, we sublet more space in our New York office to Seven Licensing for $44,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $122,000 and $150,000, respectively, in rental income from this sublease in the six months ended June 30, 2009 and 2008.

        We had various employee receivables totaling $152,000 and $166,000 included in due from related parties at June 30, 2009 and December 31, 2008, respectively.

13.     Commitments and Contingencies

        In 2003, we acquired a 45% equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores for $1.4 million, and our subsidiary, Private Brands, Inc., acquired an exclusive license to certain exclusive rights to this trademark. We guaranteed the payment to the licensor of minimum royalties of $10.4 million over the initial 10-year term of the agreement. The guaranteed annual minimum royalty is payable in advance in monthly installments during the term of the agreement. The royalty owed to the licensor in excess of the guaranteed minimum, if any, is payable no later than 30 days after the end of the preceding full quarter with the amount for last quarter adjusted based on actual royalties owed for the year. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. During 2008, we became involved in litigation with American Rag Cie, LLC and American Rag Cie II with respect to our license rights to the American Rag Cie trademark. On December 23, 2008, we entered into a Settlement Agreement with American Rag Cie, LLC and American Rag Cie II providing for a settlement and release of all claims with respect to litigation with American Rag Cie, LLC and American Rag Cie II. In connection with the Settlement Agreement, on December 23, 2008 Private Brands, Inc. and American Rag Cie, LLC entered into an Amended License Agreement. The Amended License Agreement reduced the annual guaranteed minimum royalties and revised the royalty rates, effective October 1, 2008. The guaranteed annual minimum royalty under License Agreement, as amended, for year 2009 is $553,000. At June 30, 2009, the total commitment on royalties remaining on the term under the Amended License Agreement was $8.0 million.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2009 and 2008 were $6.3 million and $8.1 million, respectively.

        We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez and Todd Kay. In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing. See Note 12 of the “Notes to Consolidated Financial Statements.”

        We entered into a lease agreement in June 2005 for our showroom in New York through June 2015. This is currently the location primarily used for the private brands sales, design and technical departments. In December 2008, we amended the lease to include additional floor for the showroom.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Operations by Geographic Areas

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

	United States	Asia	Adjustments and Eliminations	Total

Three Months Ended June 30, 2009
Sales	$36,286,000	$4,751,000	$—	$41,037,000
Inter-company sales	—	18,975,000	(18,975,000)	—
Total revenue	$36,286,000	$23,726,000	$(18,975,000)	$41,037,000

Income (loss) from operations	$1,179,000	$(674,000)	$—	$505,000
Interest income	$32,000	$—	$—	$32,000
Interest expense	$211,000	$10,000	$—	$221,000
Provision for depreciation
and amortization	$112,000	$24,000	$—	$136,000
Capital expenditures	$318,000	$9,000	$—	$327,000

Three Months Ended June 30, 2008
Sales	$46,290,000	$5,008,000	$—	$51,298,000
Inter-company sales	—	22,137,000	(22,137,000)	—
Total revenue	$46,290,000	$27,145,000	$(22,137,000)	$51,298,000

Loss from operations	$(4,814,000)	$(577,000)	$—	$(5,391,000)
Interest income	$153,000	$—	$—	$153,000
Interest expense	$231,000	$14,000	$—	$245,000
Provision for depreciation
and amortization	$89,000	$26,000	$—	$115,000
Capital expenditures	$95,000	$61,000	$—	$156,000

Six Months Ended June 30, 2009
Sales	$68,972,000	$9,398,000	$—	$78,370,000
Inter-company sales	—	40,161,000	(40,161,000)	—
Total revenue	$68,972,000	$49,559,000	$(40,161,000)	$78,370,000

Income (loss) from operations	$1,156,000	$(498,000)	$—	$658,000
Interest income	$65,000	$—	$—	$65,000
Interest expense	$361,000	$26,000	$—	$387,000
Provision for depreciation
and amortization	$225,000	$50,000	$—	$275,000
Capital expenditures	$524,000	$12,000	$—	$536,000

Total assets	$33,861,000	$47,933,000	$(22,347,000)	$59,447,000

Six Months Ended June 30, 2008
Sales	$91,132,000	$10,665,000	$—	$101,797,000
Inter-company sales	—	41,260,000	(41,260,000)	—
Total revenue	$91,132,000	$51,925,000	$(41,260,000)	$101,797,000

Loss from operations	$(5,133,000)	$(301,000)	$—	$(5,434,000)
Interest income	$192,000	$1,000	$—	$193,000
Interest expense	$427,000	$48,000	$—	$475,000
Provision for depreciation
and amortization	$180,000	$59,000	$—	$239,000
Capital expenditures	$116,000	$72,000	$—	$188,000

Total assets (1)	$47,044,000	$120,272,000	$(101,070,000)	$66,246,000

(1)     Total assets in the U.S. included $61,000 from Luxembourg and $1,013,000 from Mexico.

TARRANT APPAREL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Litigation

        On April 22, 2009, plaintiff Anthony M. McMichael filed McMichael v. Tarrant Apparel Group, Inc., No. BC 412320, in the Superior Court of the State of California, County of Los Angeles, against the Company, our directors, Sunrise Acquisition Company, LLC and Sunrise Merger Company. The complaint purports to be a class action, and is brought on behalf of the public shareholders of the Company’s common stock, excluding the defendants and their affiliates. The complaint alleges three causes of action: (i) that the individual defendants breached their fiduciary duties to the class, by agreeing to sell the Company using an allegedly unfair process, resulting in an allegedly unfair price; (ii) that the individual defendants breached their fiduciary duties of disclosure; and (iii) that the Company, Sunrise Acquisition Company, LLC and Sunrise Merger Company aided and abetted in these breaches of fiduciary duty. The complaint seeks, among other things, to enjoin us, our directors and the other defendants from proceeding with or consummating the proposed merger transaction or, if we complete the transaction, to rescind the merger. A condition to the closing of the merger under the merger agreement is the absence of an injunction which has the effect of making the merger illegal or otherwise legally prohibiting the consummation of the proposed merger. We have not yet filed our answer to the complaint. Based on the facts known to date, we believe that the claims asserted by the plaintiff in the action are without merit and we intend to defend this suit vigorously.

        On June 10, 2009, Russell L. Berney filed an action in the Superior Court for the State of California, in and for the County of Los Angeles, against the Company and each of its current directors. Berney alleges in the complaint that defendants sought to depress the price of the Company’s stock in order to facilitate the purchase of the Company by Messrs. Guez and Kay. The complaint alleges six causes of action, for violation of California’s securities laws, rescission, breach of fiduciary duty, negligent misrepresentation, fraud, and unfair business practices under California Business and Professions Code Section 17200, et seq. The complaint seeks damages of an unspecified amount, as well as rescission, restitution, punitive damages, and attorneys fees. The defendants’ answer or response to the complaint is not yet due. The defendants intend to deny the allegations and believe the claims to be without merit.

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

16.     Subsequent Event

        In accordance to SFAS 165, "Subsequent Events", management has evaluated subsequent events through August 12, 2009, which represents the date the financial schedules were issued, and there is no subsequent event to disclose since the end of the second quarter on June 30, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following management’s discussion and analysis should be read together with the Consolidated Financial Statements of Tarrant Apparel Group and the “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tarrant Apparel Group for the quarterly periods and year to date ended June 30, 2009 and 2008. Except for historical information, the matters discussed in this management’s discussion and analysis of financial condition and results of operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. See “Item 1A. Risk Factors” in Part II of this Form 10-Q.

Business Overview and Recent Developments

        We are a design and sourcing company for private label and private brand casual apparel serving mass merchandisers, department stores, branded wholesalers and specialty chains located primarily in the United States. Our major customers include retailers, such as Macy’s Merchandising Group, Wal-Mart, Chico’s, New York & Co., the Avenue, Mark’s Work, Mothers Work and Lane Bryant, as well as wholesalers such as Seven Licensing Company. Our products are manufactured in a variety of woven and knit fabrications and include jeans wear, casual pants, shorts, skirts, dresses, t-shirts, shirts and other tops and jackets. Our private brands include American Rag Cie and American Star.

Private Label

        Private label business has been our core competency for over twenty years, and involves a one-to-one relationship with a large, centrally controlled retailer with whom we can develop product lines that fit with the characteristics of their particular customer. Private label sales in the first six months of 2009 were $52.9 million compared to $77.4 million in the first six months of 2008.

Private Brands

        We launched our private brands initiative in 2003, pursuant to which we acquire ownership of or license rights to a brand name and sell apparel products under this brand, generally to a single retail company within a geographic region. Private brands sales in the first six months of 2009 were $25.5 million compared to $24.4 million in the first six months of 2008.

        During the first six months of 2009, we sold apparel under the American Rag Cie private brand. Pursuant to our agreement with Macy’s Merchandising Group, which extends through 2014, pursuant to which we exclusively distribute our American Rag Cie brand through Macy’s Merchandising Group’s national Department Store organization of more than 600 stores. Net sales of American Rag Cie branded apparel including sub-license royalty income totaled $25.5 million in the first six months of 2009 compared to $23.7 million in the first six months of 2008.

Global Economic and Financial Crisis

        Our results of operations have been, and will continue to be, effected by the worldwide economic downturn and financial crisis. The worldwide apparel industry is heavily influenced by general economic cycles. Our performance is subject to the worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of our largest customers. Consumer spending has deteriorated significantly for several months and may remain depressed, or be subject to further deterioration for the foreseeable future. Our total net sales decreased by 23.0% in first six months of 2009 as compared to the first six months of 2008, primarily a result of reduced demand by our customers due to the severe economic downturn as well as bankruptcies of retailers, such as Mervyn’s, that were significant customers in 2008. We expect our performance to continue to be adversely effected until consumer demand for apparel and other goods increases.

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

Acquisition Proposal

        On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal, we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly by Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66 2/3% of the outstanding shares of our common stock and other customary conditions to closing. A shareholder meeting to vote on the proposed merger is scheduled for August 20, 2009.

        We have filed a definitive proxy statement and other documents concerning the proposed acquisition with the Securities and Exchange Commission. Shareholders are urged to read the definitive proxy statement and any other relevant documents filed with the SEC because they contain important information on the proposed transaction.

Nasdaq Deficiency Notice

        In October 2008, Nasdaq suspended enforcement of its bid price and market value of publicly held shares requirements for continued listing on the exchange, and Nasdaq has subsequently extended this suspension through July 20, 2009. On April 2, 2008, we were initially notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders’ approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. The hearing, which was scheduled for November 20, 2008, was cancelled due to the suspension of the bid price requirement. Nasdaq has since rescheduled the hearing before the Nasdaq Listing Qualifications Panel to take place on September 3, 2009.

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

        As of June 30, 2009, the balance in the allowance for returns, discounts and bad debts was $1.7 million.

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

        We assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during the first six months of 2009. Net property and equipment balance was $2.3 million at June 30, 2009.

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

        We utilized the discounted cash flow methodology to estimate fair value. As of June 30, 2009, we had a goodwill balance of $3.3 million.

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

        In connection with Mervyn’s bankruptcy filing, we expected sales to Mervyn’s to decrease significantly. Mervyn’s was the most important customer of our FR TCL-Chazzz/MGI division. It represented approximately 22% and 37% of sales of this division in the first six months of 2008 and in the twelve months of 2007, respectively; we immediately performed an assessment of the goodwill relating to this division pursuant to SFAS 142. Having taken the two step analysis required by SFAS 142, we concluded that due to the Mervyn’s bankruptcy filing and the significant reduction of business from another retail customer serviced by the FR TCL-Chazzz/MGI division, the fair value of the reporting unit was less than the carrying value and we therefore recorded an impairment charge to goodwill of $5.3 million at June 30, 2008. See Notes 7 of the “Notes to Consolidated Financial Statements.” There was no impairment charge to goodwill at June 30, 2009.

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

        We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months and six months ended June 30, 2009 and 2008 reflect the impact of SFAS No. 123(R). The stock-based compensation expense related to employees or director stock options recognized for the six months ended June 30, 2009 and 2008 was $132,000 and $153,000, respectively. Basic and dilutive income per share for the three months ended June 30, 2009 was not materially affected by the additional stock-based compensation recognized. Basic and dilutive income per share for the six months ended June 30, 2009 was decreased by $0.01 from $0.01 to $0.00 by the additional stock-based compensation recognized. Basic and dilutive income per share for the three months and six months ended June 30, 2008 was not materially affected by the additional stock-based compensation recognized.

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

        We and our subsidiaries file income tax returns in the U.S., Hong Kong and various state jurisdictions. We are currently subject to audits by the State of New York for the years 2003 to 2005 and the City of New York for the years 2000 to 2002, but are not currently being audited by other states or non-U.S. income tax jurisdictions for years open in those taxing jurisdictions.

        In the first quarter of 2008, we entered into a final settlement agreement with the IRS with respect to its examination of our Federal income tax returns for the years ended December 31, 1996 through 2002. The settlement provided for total payments to the IRS of $13.9 million, including $6.5 million of interest. We agreed to pay the IRS $4 million in March 2008 and an additional $250,000 per month until repayment in full of the amount due. The settlement with the IRS was within amounts accrued for as of December 31, 2007 in our financial statements, and we therefore do not anticipate the settlement to result in any additional charges to income other than interest and penalties on the outstanding balance. Due to the negotiated settlement, we reclassified the IRS and state tax liabilities from uncertain tax position to current payable on December 31, 2007. In March 2008, we paid the IRS $4 million in accordance with the settlement terms. Due to the installment agreement with the IRS in March 2008, we reclassified $3.9 million of income tax payable from current payable to long-term as of June 30, 2009.

        There was no unrecognized tax benefit as of June 30, 2009 and December 31, 2008. As of June 30, 2009, the accrued interest and penalties were $4.0 million and $446,000, respectively. As of December 31, 2008, the accrued interest and penalties were $4.8 million and $332,000, respectively.

        In many cases, the uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Federal and state statutes are open from 2003 through the present period. Hong Kong statutes are open from 2002 and Mexico from 2001.

Debt Covenants

        Our debt agreements require certain covenants including a minimum level of EBITDA and specified tangible net worth, and required interest coverage ratio and leverage ratio as discussed in Note 8 of the “Notes to Consolidated Financial Statements.” If our results of operations erode and we are not able to obtain waivers from the lenders, the debt would be in default and callable by our lenders. In addition, due to cross-default provisions in our debt agreements, substantially all of our long-term debt would become due in full if any of the debt is in default. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or obtain an advance waiver or reclassify the relevant debt as current. We also believe that our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lenders’ actions are not controllable by us. If projections of future operating results are not achieved and the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations. As of June 30, 2009, we were not in compliance with the EBITDA covenant and a waiver of the default was obtained on August 6, 2009.

New Accounting Pronouncements

        For a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition, see Note 9 of the “Notes to Consolidated Financial Statements.”

Results of Operations

        The following table sets forth, for the periods indicated, certain items in our consolidated statements of operations as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	91.4%	92.4%	92.0%	92.1%
Net sales to related party	8.6	7.6	8.0	7.9
Total net sales	100.0	100.0	100.0	100.0

Cost of sales	68.8	71.7	70.3	72.2
Cost of sales to related party	7.9	6.9	7.3	7.2
Total cost of sales	76.7	78.6	77.6	79.4

Gross profit	23.3	21.4	22.4	20.6
Selling and distribution expenses	5.9	5.4	5.9	6.1
General and administration expenses	15.5	15.2	14.9	13.9
Royalty expense	0.7	1.0	0.7	0.8
Goodwill impairment charge	—	10.3	—	5.2

Income (loss) from operations	1.2	(10.5)	0.9	(5.4)
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Interest income	0.1	0.3	0.1	0.2
Interest in income of equity method investee	—	0.3	—	0.1
Other income	0.2	0.6	0.2	0.5
Other expense	(0.0)	(0.0)	(0.1)	(0.0)

Income (loss) before provision for income taxes and minority interest	1.0	(9.8)	0.6	(5.1)
Provision for income taxes	0.5	0.5	0.5	0.3
Minority interest	0.0	0.0	0.0	0.0
Net income (loss)	0.5%	(10.3)%	0.1%	(5.4)%

Second Quarter 2009 Compared to Second Quarter 2008

        Total net sales decreased by $10.3 million, or 20.0%, to $41.0 million in second quarter of 2009 from $51.3 million in the second quarter of 2008. Private label sales in the second quarter of 2009 were $26.7 million compared to $35.2 million in the same period of 2008. The decrease in the second quarter of 2009 was a result of reduced demand by our customers due to the severe economic downturn and bankruptcies of retailers, such as Mervyn’s that were significant customers in 2008. The decrease was partially offset by an increase in sales to Wal-Mart of $7.4 million in the second quarter of 2009. Private brand sales in the second quarter of 2009 were $14.3 million compared to $16.1 million in the same period of 2008, with the decrease resulting primarily from reduced sales to Macy’s Merchandising Group.

        Gross profit consists of total net sales less product costs, direct labor, duty, quota, freight in, and brokerage, warehouse handling and markdown. Gross profit decreased by $1.4 million, or 12.9%, to $9.6 million in the second quarter of 2009 from $11.0 million in the second quarter of 2008. The decrease in gross profit was primarily due to the decrease in total net sales. As a percentage of total net sales, gross profit increased from 21.4% in the second quarter of 2008 to 23.3% in the second quarter of 2009. The increase in gross margin in the second quarter of 2009 was due primarily to higher gross margins on back- to- school sales.

        Selling and distribution expenses decreased by $351,000, or 12.7%, to $2.4 million in the second quarter of 2009 from $2.8 million in the second quarter of 2008. The decrease in selling and distribution expenses was primarily due to reduction in staff costs of $373,000. As a percentage of total net sales, these expenses increased to 5.9% in the second quarter of 2009 from 5.4% in the second quarter of 2008.

        General and administrative expenses decreased by $1.5 million, or 19.0%, to $6.3 million in the second quarter of 2009 from $7.8 million in the second quarter of 2008. As a percentage of total net sales, these expenses increased to 15.5% in the second quarter of 2009 from 15.2% in the second quarter of 2008. Staff costs were reduced by $193,000 in the second quarter of 2009 compared to the same period of 2008. Included in general and administrative expenses in the second quarter of 2009 was an allowance for bad debts of $856,000 primarily related to the factory receivables from two overseas vendors who ceased production. In the second quarter of 2008, allowance for bad debts amounted to $2.0 million, of which $1.5 million was related to Mervyn’s receivable. Also included in the second quarter of 2009 were expenses related to the going private transaction of $341,000 and litigation expenses of $201,000 compared to going private expenses of $360,000 and litigation expenses of $166,000 in the second quarter of 2008.

        Royalty expense decreased by $179,000, or 37.4%, to $300,000 in the second quarter of 2009 from $479,000 in the second quarter of 2008. The decrease was caused by lower royalty rates resulting from an amendment to our license agreement with American Rag Cie, LLC entered into in December 2008. As a percentage of total net sales, these expenses decreased to 0.7% in the second quarter of 2009 from 1.0% in the second quarter of 2008.

        An impairment charge of goodwill pertaining to our Chazzz division of $5.3 million was recorded in the second quarter of 2008 as the result of the bankruptcy filing of Mervyn’s LLC subsequent to the end of the second quarter of 2008 and the rapidly declining business of another retail customer. Both retailers had been major customers of the division. See Note 7 of the “Notes to Consolidated Financial Statements”. As a percentage of total net sales, the charge was 10.3% in the second quarter of 2008, compared to no such charge in the second quarter of 2009.

        Income from operations in the second quarter of 2009 was $505,000, or 1.2% of total net sales, compared to loss from operations of $5.4 million, or (10.5)% of total net sales, in the comparable period of 2008, because of the factors discussed above.

        Interest expense decreased by $24,000, or 9.6%, to $221,000 in the second quarter of 2009 from $245,000 in the second quarter of 2008. As a percentage of total net sales, this expense remained at 0.5% in the second quarter of 2009 and in the second quarter of 2008.

        Interest income decreased by $121,000, or 79.1%, to $32,000 in the second quarter of 2009 from $153,000 in the second quarter of 2008. Other income was $91,000 in the second quarter of 2009, compared to $326,000 in the second quarter of 2008. Included in other income in the second quarter of 2008 was a gain from sale of marketable securities of $305,000, compared to no such gain in the second quarter of 2009. Other expense was $0 in the second quarter of 2009, compared to $2,000 in the second quarter of 2008.

        Interest in income of equity method investee represented our 45% share of equity interest in the owner of the trademark “American Rag Cie” and the operator of American Rag retail stores. Interest in income of equity method investee was $130,000 in the second quarter of 2008, compared to no such income in the second quarter of 2009 due to the disposition of our 45% membership interest in connection with the settlement of the litigation with American Rag Cie, LLC in December 2008.

        Income before provision for income taxes and minority interest was $407,000 in the second quarter of 2009, compared to loss before provision for income taxes and minority interest of $5.0 million in the second quarter of 2008, representing1.0% and (9.8)% of total net sales, respectively.

        Provision for income taxes was $188,000 in the second quarter of 2009 compared to $245,000 in the second quarter of 2008, representing 0.5% of total net sales in the second quarter of 2009 and in the second quarter of 2008.

        Losses allocated to minority interests representing the minority partner’s share of losses in PBG7 in the second quarter of 2009 and 2008 were $0.

First Six Months of 2009 Compared to First Six Months of 2008

        Total net sales decreased by $23.4 million, or 23.0%, to $78.4 million in the first six months of 2009 from $101.8 million in the first six months of 2008. Private label sales in the first six months of 2009 were $52.9 million compared to $77.4 million in the same period of 2008, with the decrease in the first six months of 2009 resulting primarily from reduced demand by our customers due to the severe economic downturn and bankruptcies of retailers, such as Mervyn’s that were significant customers in 2008. The decrease was partially offset by an increase in sales to Wal-Mart of $9.3 million in the first six months of 2009. Private brand sales in the first six months of 2009 were $25.5 million compared to $24.4 million in the same period of 2008 with the increase resulting primarily from increased sales to Macy’s Merchandising Group.

        Gross profit decreased by $3.5 million or 16.5%, to $17.5 million in the first six months of 2009 from $21.0 million in the first six months of 2008. The decrease in gross profit was primarily caused by a decrease in total net sales. As a percentage of total net sales, gross profit increased from 20.6% in the first six months of 2008 to 22.4% in the first six months of 2009. The increase in gross margin in the first six months of 2009 was due primarily to an increased proportion of sales of private brands which yield a higher gross margin than our private label products.

        Selling and distribution expenses decreased by $1.6 million, or 25.6%, to $4.6 million in the first six months of 2009 from $6.2 million in the first six months of 2008. The decrease in selling and distribution expenses was primarily due to reduction in staff costs of $1.0 million, promotion and advertising expenses of $164,000 and warehousing and handling expenses of $152,000. As a percentage of total net sales, these expenses decreased from 6.1% for the first six months of 2008 to 5.9% for the first six months of 2009.

        General and administrative expenses decreased by $2.4 million, or 17.2%, to $11.7 million in the first six months of 2009 from $14.1 million in the first six months of 2008 partly due to overhead reduction and cost-cutting efforts. As a percentage of total net sales, these expenses increased to 14.9% in the first six months of 2009 from 13.9% in the first six months of 2008 due to the decrease in total net sales during the first six months of 2009. Staff costs were reduced by $812,000 in the first six months of 2009 compared to the same period in 2008. Included in general and administrative expenses in the first six month of 2009 was an allowance for bad debts of $1.0 million primarily related to the factory receivables from two overseas vendors who ceased production. In the first six months of 2008, allowance for bad debts totaled $2.0 million, of which $1.5 million was related to Mervyn’s receivable. In the first six months of 2008 liquidated damages in the amount of $848,000 were imposed by U.S. Customs on two of our overseas vendors. Also included in this category in the first six months of 2009 were expenses related the going private transaction of $736,000 and litigation expenses of $201,000, compared to expenses for the going private transaction of $360,000 and litigation expenses of $259,000 in the first six months of 2008.

        Royalty expense decreased by $251,000, or 30.9%, to $562,000 in the first six months of 2009 from $813,000 in the first six months of 2008. The decrease was caused by lower royalty rates resulting from an amendment to our license agreement with American Rag Cie, LLC entered into in December 2008. As a percentage of total net sales, these expenses decreased to 0.7% in the first six months of 2009 from 0.8% in the first six months of 2008.

        An impairment charge of goodwill pertaining to our Chazzz division of $5.3 million was recorded in the first six months of 2008 as a result of the bankruptcy filing of Mervyn’s LLC subsequent to the end of second quarter of 2009 and the rapidly declining business of another retail customer. Both retailers had been major customers of the division. As a percentage of total net sales, the charge was 5.2% in the first six months of 2008, compared to no such charge in the first six months of 2009.

        Income from operations for the first six months of 2009 was $658,000, or 0.9% of total net sales, compared to loss from operations of $5.4 million, or (5.4)% of total net sales, in the comparable prior period of 2008 as a result of the factors discussed above.

        Interest expense decreased by $88,000 or 18.6%, to $387,000 in the first six months of 2009 from $475,000 in the first six months of 2008. As a percentage of total net sales, interest expense remained at 0.5% in the first six months of 2009 and in the first six months of 2008. The decrease was primarily due to decreased interest rates under our credit facilities.

        Interest income decreased by $128,000, or 66.2%, to $65,000 in the first six months of 2009 from $193,000 in the first six months of 2008. Other income was $123,000 in the first six months of 2009, compared to $507,000 in the first six months of 2008. Included in other income in the first six months of 2008 was a gain from sale of marketable securities of $346,000, compared to no such gain in the first six months of 2009. Other expense was $50,000 in the first six months of 2009, compared to $66,000 in the first six months of 2008.

        Interest in income of equity method investee was $107,000 in the first six months of 2008, compared to no such income in the first six month of 2009 due to the disposition of our 45% membership interest in connection with the settlement of the litigation with American Rag Cie, LLC in December 2008.

        Income before provision for income taxes and minority interest was $409,000 in the first six months of 2009, compared to loss before provision for income taxes and minority interest of $5.2 million in the first six months of 2008, representing 0.6% and (5.1)% of total net sales, respectively.

        Provision for income taxes was $361,000 in the first six months of 2009 compared to $359,000 in the first six months of 2008, representing 0.5% and 0.3% of total net sales, respectively.

        Losses allocated to minority interest representing the minority partner’s share of losses in PBG7 in the six months of 2009 and 2008 were $0.

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

        Other principal factors that could affect the availability of our internally generated funds include:

o	deterioration of sales due to weakness in the markets in which we sell our products;

o	decreases in market prices for our products;

o	increases in costs of raw materials;

o	increase in uncollectible accounts due to defaults; and

o	changes in our working capital requirements.

        Principal factors that could affect our ability to obtain cash from external sources include:

o	the creditworthiness of our customers;

o	financial covenants contained in our current or future bank and debt facilities; and

o	volatility in the market price of our common stock or in the stock markets in general.

        Certain of our private brands product lines are generally associated with higher selling, general and administrative expenses, due to significant design, development, and marketing costs compared to our private label business.

        As of June 30, 2009, we had $89,000 in cash and cash equivalents as noted on our consolidated balance sheets and statement of cash flows. This represented a decrease of $5.1 million or 98.3% compared to a total of $5.2 million as of December 31, 2008.

        Cash flows for the six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

Cash Flows:	2009	2008
Net cash used in operating activities	$(4,311)	$(3,572)
Net cash used in investing activities	$(518)	$(1,191)
Net cash provided by (used in) financing activities	$(289)	$8,618

        During the first six months of 2009, net cash used in operating activities was $4.3 million, as compared to net cash used in operating activities of $3.6 million for the same period in 2008. Net cash used in operating activities in the first six months of 2009 resulted primarily from an increase in accounts receivable of $8.4 million as approximately half of the second quarter’s sales occurred in June 2009. The above was partially offset by a net income of $48,000 and decrease in due from related parties of $2.6 million resulting from payments received from this related party in the first six months of 2009.

        During the first six months of 2009, net cash used in investing activities was $518,000, as compared to net cash used in investing activities of $1.2 million in the first six months of 2008. Net cash used in investing activities in the first six months of 2009 resulted primarily from the purchase of property and equipment.

        During the first six months of 2009, net cash used in financing activities was $289,000, as compared to net cash provided by financing activities of $8.6 million in the first six months of 2008. Net cash used in financing activities in the first six months of 2009 resulted primarily from payment of our short-term borrowings of $2.4 million and partially offset by a $2.1 million increase in borrowings under our debt facility and factoring agreement.

Contractual Obligations and Commercial Commitments

        Following is a summary of our contractual obligations and commercial commitments available to us as of June 30, 2009 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt (1)	$15.3	$15.3	$—	$—	$—
Operating leases	7.9	1.7	2.9	2.2	1.1
Minimum royalties	8.0	0.6	1.5	1.8	4.1
Total Contractual Cash Obligations	$31.2	$17.6	$4.4	$4.0	$5.2

(1)	Includes interest on long-term debt obligations. Based on outstanding borrowings as of June 30, 2009, and assuming all such indebtedness remained outstanding and the interest rates remained unchanged, we estimate that our interest cost on long-term debt would be approximately $552,000.

		Amount of Commitment Expiration per Period
Commercial Commitments Available to Us	Total Amounts Committed to Us	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Lines of credit	$60.0	$60.0	$—	$—	$—
Letters of credit (within lines of credit)	$20.0	$20.0	$—	$—	$—
Total commercial commitments	$60.0	$60.0	$—	$—	$—

Debt Obligations

          The following table summarizes our debt obligations:

	June 30, 2009	December 31, 2008
Short-term bank borrowings:
Import trade bills payable - DBS Bank and Aurora Capital	$2,876,791	$4,000,602
Bank direct acceptances - DBS Bank	2,867,986	3,591,801
Other Hong Kong credit facilities - DBS Bank	2,487,849	3,037,963
	$8,232,626	$10,630,366

        Debt facility and factoring agreement - GMAC CF:

	June 30, 2009	December 31, 2008
Debt facility and factoring agreement - GMAC CF	$14,715,259	$12,606,796

        DBS Bank Credit Facility

        In June 2006, our subsidiaries in Hong Kong, Tarrant Company Limited, Marble Limited and Trade Link Holdings Limited, entered into a credit facility with DBS Bank (Hong Kong) Limited ("DBS"), which replaced our prior letter of credit facility with DBS. Under this facility, we may arrange for letters of credit and acceptances. The maximum amount our Hong Kong subsidiaries were permitted to borrow under this facility at any time was US $25 million. In November 2008, the maximum amount was temporarily decreased to $22 million, and in March 2009 the maximum amount was further reduced to $20 million as a result of the bank's policy of reducing credit limits provided to corporate clients. The interest rate under the letter of credit facility is equal to the Hong Kong Dollar Standard Bills Rate quoted by DBS minus 0.5% if paid in Hong Kong Dollars (which rate was 5.75% per annum at June 30, 2009) or the U.S. Dollar Standard Bills Rate quoted by DBS plus 0.5% if paid in any other currency (which rate was 3.57% per annum at June 30, 2009). This is a demand facility and is secured by a security interest in all the assets of the Hong Kong subsidiaries, by a pledge of our office property where our Hong Kong office is located, which is owned by Gerard Guez and Todd Kay, and by our guarantee. The DBS facility includes customary default provisions. In addition, we are subject to certain restrictive covenants, including annual covenants that we maintain a specified tangible net worth and a minimum level of EBITDA at December 31, 2009. We are also required to maintain specified interest coverage and leverage ratios, and are limited in engaging in mergers and acquisitions in excess of a specified amount. As of June 30, 2009, we were in compliance with these covenants. As of June 30, 2009, $6.2 million was outstanding under this facility. In addition, $7.4 million of open letters of credit were outstanding and $6.4 million was available for future borrowings as of June 30, 2009.

        Revolving Credit Facility - GMAC Commercial Finance

        On June 16, 2006, we expanded our previously existing credit facility with GMAC Commercial Finance, LLC ("GMAC CF") by entering into a new Loan and Security Agreement and amending and restating our previously existing Factoring Agreement with GMAC CF. This is a revolving credit facility and has a term of 3 years. In February 2009, we entered into a consent and amendment pursuant to which GMAC CF approved the proposed acquisition of our publicly held shares by an entity owned and controlled by Gerard Guez and Todd Kay, the maximum amount of the credit facility was reduced to $40 million, and the credit facility was extended for an additional year. The extension is subject to an opt-out provision which allows GMAC CF to terminate the credit facility with a notice of 60 business days after the proposed acquisition is closed. The amount we may borrow under this credit facility is determined by a percentage of eligible accounts receivable and inventory, up to a maximum of $40 million, and includes a letter of credit facility of up to $2 million. Interest on outstanding amounts under this credit facility is payable monthly and accrues at the rate of the "prime rate" plus 0.5%. Our obligations under the GMAC CF credit facility are secured by a lien on substantially all our domestic assets, including a first priority lien on our accounts receivable and inventory. This credit facility contains customary financial covenants, including covenants that we maintain minimum levels of EBITDA and interest coverage ratio and limitations on additional indebtedness. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default. The facility bore interest at 3.75% per annum at June 30, 2009. As of June 30, 2009, we were not in compliance with EBITDA covenant and a waiver of the default and amendment to the existing agreements were obtained on August 6, 2009. A total of $14.7 million was outstanding with respect to receivables factored under the GMAC CF facility at June 30, 2009.

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

        Letters of Credit

        From time to time, we open letters of credit under an uncommitted line of credit from Aurora Capital Associates which issues these letters of credits out of Israeli Discount Bank. As of June 30, 2009, $2.0 million was outstanding under this facility and $0.3 million of letters of credit was open under this arrangement. We pay a commission fee of 2.25% on all letters of credits issued under this arrangement.

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

Related Party Transactions

        In January 2009, we relocated to our new principal executive offices on Figueroa Street in Los Angeles, California, which we sublease from Seven Licensing. The sublease for the Figueroa Street facility provides for rental payment of $1.00 per twelve month period, and has an initial term of nine months. We lease our former executive offices and warehouse on Washington Boulevard in Los Angeles, California from GET, a corporation which is owned by Gerard Guez, our Chairman and Interim Chief Executive Officer, and Todd Kay, our Vice Chairman. Our lease for the executive offices and warehouse on Washington Boulevard has a term of five years expiring in 2011, with an option to renew for an additional five year term, at an annual rent of $656,000. We will continue to pay rent on the premises until the earlier of the termination of the sublease for the Figueroa Street premises or such time as the Washington Blvd. building is leased to another party or sold. Additionally, we lease our office space and warehouse in Hong Kong from Lynx International Limited, a Hong Kong corporation that is owned by Messrs. Guez and Kay. Our lease for the office space and warehouse in Hong Kong has expired and we are currently renting on a month to month basis. We paid $568,000 in rent in the six months ended June 30, 2009 and 2008, for office and warehouse facilities at these locations. Since May 1, 2006, we had sublet a portion of our executive office in Los Angeles, California and our sales office in New York to Seven Licensing for a monthly payment of $25,000 on a month to month basis. Beginning in February 2009, we only sublet a portion of our sales office in New York to Seven Licensing for a monthly payment of $3,000 on a month to month basis. Starting May 1, 2009, we sublet more space in our New York office to Seven Licensing for $44,000 on a month to month basis. Seven Licensing is beneficially owned by Gerard Guez. We received $122,000 and $150,000, respectively, in rental income from this sublease in the six months ended June 30, 2009 and 2008.

        From time to time in the past, we had advanced funds to, Mr. Guez. These were net advances to Mr. Guez or payments paid on his behalf before the enactment of the Sarbanes-Oxley Act in 2002. The promissory note documenting these advances contains a provision that the entire amount together with accrued interest is immediately due and payable upon our written demand. The greatest outstanding balance of such advances to Mr. Guez in the second quarter of 2009 was approximately $1,641,000. At June 30, 2009, the entire balance due from Mr. Guez totaling $1.6 million was reflected as a reduction to shareholders' equity in the accompanying financial statements. All amounts due from Mr. Guez bore interest at the rate of 7.75% during the period. Total interest paid by Mr. Guez was $63,000 and $72,000 for the six months ended June 30, 2009 and 2008, respectively. Mr. Guez paid expenses on our behalf of approximately $71,000 and $206,000 for the six months ended June 30, 2009 and 2008, respectively, which amounts were applied to reduce accrued interest and principal on Mr. Guez's loan. These amounts included fuel and related expenses incurred by 477 Aviation, LLC, a company owned by Mr. Guez, when our executives used this company's aircraft for business purposes. Since the enactment of the Sarbanes-Oxley Act in 2002, no further personal loans (or amendments to existing loans) have been or will be made to our executive officers or directors.

        Azteca Production International, Inc. ("Azteca") is owned by the brothers of Gerard Guez. We did not purchase any finished goods, fabric and service from Azteca and its affiliates in the six months ended June 30, 2009 and 2008. Based on the repayment history of Azteca and litigation Azteca is currently subject to, we estimated that our receivable of $3.4 million will take approximately three years for collection in full. In 2007, we therefore made a $1.0 million reserve and then fair-valued the balance of this asset using our weighted average cost of capital as the discount rate and a term of three years as the discount period. We received no payment during 2008 so we made additional reserve of $1.5 million in the general and administrative expense in the fourth quarter of 2008. As a result, the amount owed by Azteca recorded on the consolidated balance sheets was $0 as of June 30, 2009 and December 31, 2008.

        On September 1, 2006, our subsidiary in Hong Kong, Tarrant Company Limited, entered into an agreement with Seven Licensing Company, LLC ("Seven Licensing") to act as its buying agent to source and purchase apparel merchandise. Seven Licensing is beneficially owned by Gerard Guez. Total sales to Seven Licensing in the six months ended June 30, 2009 and 2008 were $6.3 million and $8.1 million, respectively. Net amounts due from this related party as of June 30, 2009 and December 31, 2008 were $18.9 million and $21.6 million, respectively. Of the $18.9 million, $15.6 million was overdue at June 30, 2009, and $1.5 million was subsequently repaid.

        We did not purchase any finished goods from Star Source, LLC and AJG Inc. dba Astrologie in the six months ended June 30, 2009. We purchased $2.7 million of finished goods from them in the six months ended June 30, 2008. Star Source, LLC and AJG Inc. dba Astrologie are beneficially owned by an adult son of Charles Ghailian, a former executive officer who resigned in May 2008. Our policies for board review and approval of related party transactions were not followed with respect to the transactions with these entities because the related party nature of the relationship was not known to us at the time, and no waiver of these policies has been granted, retroactively or otherwise, for the transactions with Star Source and Astrologie. Upon becoming aware of the relationship, we immediately commenced an investigation of the transactions and determined that the purchases from these parties were made at prices in excess of market prices that we could have obtained from unaffiliated third parties, which determination Mr. Ghailian disputed. Following the investigation, in July 2008 we entered into a settlement agreement with Charles Ghailian providing for settlement and mutual release of claims. Pursuant to the agreement, Mr. Ghailian delivered to us 1.5 million shares of our common stock for cancellation and we agreed to pay Mr. Ghailian $195,000 for transition services to be performed by Mr. Ghailian from July 2, 2008 to October 31, 2008.

        On April 25, 2008, Gerard Guez and Todd Kay, our founders, executive officers and directors, originally announced to our Board of Directors their intention to acquire all of the outstanding publicly held shares of our common stock for $0.80 per share in cash in a going private transaction. On February 26, 2009, following approval of the proposed acquisition by the Special Committee of our Board of Directors formed to review the proposal; we entered into a definitive agreement and plan of merger with Sunrise Acquisition Company, LLC (an entity owned by Mr. Guez and Mr. Kay), Sunrise Merger Company, Mr. Guez and Mr. Kay. If the merger transaction contemplated by the agreement is completed, each share of our common stock, other than shares held directly or indirectly or Mr. Guez or Mr. Kay, would be converted into the right to receive $0.85 in cash and Tarrant Apparel Group would become a wholly-owned subsidiary of Sunrise Acquisition Company. Completion of the proposed acquisition is subject to various closing conditions, including approval by the holders of at least 66 2/3% of the outstanding shares of our common stock and other customary conditions to closing. A shareholder meeting to vote on the proposed merger is scheduled for August 20, 2009.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

        Foreign Currency Risk. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of doing business in foreign jurisdictions. As a result, we bear the risk of exchange rate gains and losses that may result in the future. At times we use forward exchange contracts to reduce the effect of fluctuations of foreign currencies on purchases and commitments. These short-term assets and commitments are principally related to trade payables positions. At June 30, 2009, we had no open foreign exchange forward contracts. We do not utilize derivative financial instruments for trading or other speculative purposes. We actively evaluate the creditworthiness of the financial institutions that are counter parties to derivative financial instruments, and we do not expect any counter parties to fail to meet their obligations.

        Interest Rate Risk. Because our obligations under our various credit agreements bear interest at floating rates, we are sensitive to changes in prevailing interest rates. Any major increase or decrease in market interest rates that affect our financial instruments would have a material impact on earning or cash flows during the next fiscal year.

        Our interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on our debt. A majority of our credit facilities are at variable rates. As of June 30, 2009, we had $2.0 million of fixed-rate borrowings and $20.9 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $209,000 on our variable-rate borrowings.

Item 4T.     Controls and Procedures.

Evaluation of Controls and Procedures

        Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15 or 15d-15, as of June 30, 2009, the end of the period covered by this report. Members of the our management, including our Interim Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Controls and Procedures

        During the second quarter ended June 30, 2009, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 1.     Legal Proceedings.

        On April 22, 2009, plaintiff Anthony M. McMichael filed McMichael v. Tarrant Apparel Group, Inc., No. BC 412320, in the Superior Court of the State of California, County of Los Angeles, against the Company, our directors, Sunrise Acquisition Company, LLC and Sunrise Merger Company. The complaint purports to be a class action, and is brought on behalf of the public shareholders of the Company's common stock, excluding the defendants and their affiliates. The complaint alleges three causes of action: (i) that the individual defendants breached their fiduciary duties to the class, by agreeing to sell the Company using an allegedly unfair process, resulting in an allegedly unfair price; (ii) that the individual defendants breached their fiduciary duties of disclosure; and (iii) that the Company, Sunrise Acquisition Company, LLC and Sunrise Merger Company aided and abetted in these breaches of fiduciary duty. The complaint seeks, among other things, to enjoin us, our directors and the other defendants from proceeding with or consummating the proposed merger transaction or, if we complete the transaction, to rescind the merger. A condition to the closing of the merger under the merger agreement is the absence of an injunction which has the effect of making the merger illegal or otherwise legally prohibiting the consummation of the proposed merger. We have not yet filed our answer to the complaint. Based on the facts known to date, we believe that the claims asserted by the plaintiff in the action are without merit and we intend to defend this suit vigorously.

        On June 10, 2009, Russell L. Berney filed an action in the Superior Court for the State of California, in and for the County of Los Angeles, against the Company and each of its current directors. Berney alleges in the complaint that defendants sought to depress the price of the Company's stock in order to facilitate the purchase of the Company by Messrs. Guez and Kay. The complaint alleges six causes of action, for violation of California's securities laws, rescission, breach of fiduciary duty, negligent misrepresentation, fraud, and unfair business practices under California Business and Professions Code Section 17200, et seq. The complaint seeks damages of an unspecified amount, as well as rescission, restitution, punitive damages, and attorneys fees. The defendants' answer or response to the complaint is not yet due. The defendants intend to deny the allegations and believe the claims to be without merit.

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

        Risk factors relating to our business, industry and common stock are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except as set forth below, no material change to such risk factors has occurred during the six months ended June 30, 2009.

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

        The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market. The requirement currently affecting us is maintaining a minimum closing bid price per share of $1.00. On April 2, 2008, the Nasdaq Stock Market Inc. issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided with 180 calendar days to regain compliance. We held a special meeting of shareholders on September 4, 2008 and obtained shareholders' approval to a reverse stock split, which may be implemented by our board of directors with a range of 1-for-1.5 to 1-for-4 if necessary to assist with regaining compliance with the Nasdaq minimum bid price requirement. On October 2, 2008, we received a Nasdaq Staff Determination Letter indicating that we had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting from The Nasdaq Global Market. On October 3, 2008, we requested a written hearing before a Nasdaq Listing Qualifications Panel to review the Staff's determination. In October 2008, Nasdaq suspended enforcement of its bid price and market value of publicly held shares requirements for continued listing on the exchange, and Nasdaq has subsequently extended this suspension until July 20, 2009. The hearing, which was scheduled for November 20, 2008, was cancelled due to the suspension of the bid price requirement. Nasdaq has since rescheduled the hearing before the Nasdaq Listing Qualifications Panel to take place on September 3, 2009.

        If the going private transaction has not been completed before our appeal hearing on September 3, 2009, we intend to request an additional period of time, if necessary, so that we can determine whether the proposed going-private transaction will be completed before having to implement the reverse stock split. If it is determined that the going private transaction will not be completed, we intend to implement the reverse stock split as soon as possible in order to maintain listing on the Nasdaq Global Market. There is no assurance that the Nasdaq Panel will accept our appeal. Further, there can be no assurance that if the reverse stock split is implemented the price per share of our common stock after the reverse stock split will increase in an amount proportionate to the decrease in the number of issued and outstanding shares, or will increase at all, or that the market price of the common stock immediately after the reverse stock split will be maintained for any period of time.

        If we fail to maintain continued listing on the Nasdaq Global Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Item 6.     Exhibits.

Exhibit Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated June 26, 2009, by and among Tarrant Apparel Group, Sunrise Acquisition Company, LLC, Sunrise Merger Company, Gerard Guez and Todd Kay. (1)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

    (1)        Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on June 29, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2009 Date: August 13, 2009	TARRANT APPAREL GROUP

By:  /s/ Patrick Chow
 Patrick Chow,
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:  /s/ Gerard Guez
Gerard Guez,
Interim Chief Executive Officer
(Principal Executive Officer)